Form 10-K
SOUTHWEST WATER CO
filed 1995-03-31
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________to___________________

Commission file number 0-8176

                       [LOGO OF SOUTHWEST WATER COMPANY]
                            Southwest Water Company
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                         95-1840947
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  225 NORTH BARRANCA AVENUE, SUITE 200                            91791-1605
        WEST COVINA, CALIFORNIA                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (818) 915-1551

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      (1)  COMMON SHARES, $.01 PAR VALUE
      (2)  SERIES A, 5-1/4% PREFERRED SHARES, CUMULATIVE, $.01 PAR VALUE
      (3)  9-1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE 1995
                              (TITLE OF CLASSES)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO
                                                ---    ----

  On March 10, 1995, there were 2,424,131 common shares outstanding. The aggregate market value of the Registrant's common shares held by non-affiliates of Registrant (2,230,631 shares) was approximately $19,239,000 based upon the average of the bid and asked prices as of March 10, 1995. Registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of Registrant because there is no public market for such shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:
      DOCUMENTS                                 FORM 10-K REFERENCE
      ---------                                 -------------------
      Portions of Registrant's  1994
          Annual Report to Stockholders          Parts I, II and IV
      Proxy Statement dated March 20, 1995,
          for Annual Meeting of Stockholders
          on Tuesday, May 9, 1995                Part III

         SEE PAGES 22 TO 24 FOR EXHIBIT INDEX FILED WITH THIS REPORT.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                       Page No.
                                                                       --------
PART I.

Item 1:    Business...................................................   1 - 10
Item 2:    Properties.................................................  10 - 12
Item 3:    Legal Proceedings..........................................  12 - 14
Item 4:    Submission of Matters to a Vote of Security Holders........       15
Item 4A:   Executive Officers of the Registrant.......................       15


PART II.

Item 5:    Market for the Registrant's Common Equity and Related
           Stockholder Matters........................................       16
Item 6:    Selected Financial Data....................................       16
Item 7:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................       16
Item 8:    Financial Statements and Supplementary Data................       16
Item 9:    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................       16


PART III.

Item 10:   Directors and Executive Officers of the Registrant.........       17
Item 11:   Executive Compensation.....................................       17
Item 12:   Security Ownership of Certain Beneficial Owners and
           Management.................................................       17
Item 13:   Certain Relationships and Related Transactions.............       17


PART IV.

Item 14:   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................  18 - 21
           Exhibit Index..............................................  22 - 24
           Signatures.................................................       25

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

PART I

ITEM 1.  BUSINESS

  General Development of Business

  Southwest Water Company (hereafter together with its consolidated subsidiaries referred to as "Registrant" unless the context otherwise indicates) was incorporated under the laws of the State of California on December 10, 1954.
The Registrant reincorporated in the State of Delaware effective June 30, 1988. The Registrant and its subsidiaries are engaged in a single line of business, the provision of water and water-related services in the water services industry. Such business is conducted entirely through Registrant's subsidiaries. The Registrant provides service to customers located throughout California; the City of Albuquerque and Bernalillo County, New Mexico; the greater Houston, Austin and Rio Grande, Texas, areas; and various cities in Mississippi. All water utility operations of the Registrant are conducted through Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMU"). The Registrant, located in West Covina, California, had 12 employees at December 31, 1994. These employees perform support services for the Registrant's subsidiaries as well as corporate administrative functions.

  In 1985, the Registrant diversified into the management and operation of water and wastewater treatment systems owned by others. In carrying out this strategy, on September 30, 1985, the Registrant acquired all of the outstanding common shares of ECO Resources, Inc. ("ECO") in Houston, Texas. From September 30, 1985 through 1994, the Registrant expanded its service business operations of water and wastewater treatment systems through various acquisitions and by internal growth. On August 31, 1993, ECO purchased all of the common stock of Southern Municipal Services, Inc. ("SMS"). SMS provided contract operations and maintenance services for municipal utility districts in the greater Houston, Texas, area.

  The following discussion describes the products and services provided by each of the Registrant's subsidiaries, all of which are wholly owned by the Registrant.

SUBURBAN WATER SYSTEMS

  Product and Business

  Suburban is a public utility water company engaged in the business of producing and supplying water for residential, business, industrial and public authorities use, and for private and public fire protection service under the regulation of the California Public Utilities Commission (the "CPUC"). Suburban's service areas are located within Los Angeles County and Orange County, California. These service areas include portions of the communities of Glendora, Covina, West Covina, La Puente, City of Industry, Hacienda Heights, Whittier, La Mirada and Buena Park, as well as unincorporated areas of Los Angeles and Orange Counties.

  Suburban or its predecessor entities have been engaged in supplying water since approximately 1907. From the mid 1950s to the late 1960s, Suburban's operations rapidly expanded as the transition from agricultural land use to residential, business and industrial use occurred throughout its service areas. Suburban has experienced moderate growth since the late 1960s, due to the population saturation of existing service areas. Minor growth has also come from the extension of water service into new residential subdivisions along the periphery of these service areas.

  Suburban provides water service in two general service areas, designated as the San Jose Hills Service Area, and the Whittier/La Mirada Service Area. These areas contain an aggregate population of approximately 230,000.

  The San Jose Hills Service Area is located in Los Angeles County. The Whittier/La Mirada Service Area covers portions of both Los Angeles and Orange Counties. The two service areas are separated by the Puente Hills and cover approximately 38 square miles, consisting of predominantly residential communities. At December 31, 1994, Suburban served 33,648 and 31,989 customers in the San Jose Hills Service Area and the Whittier/La Mirada Service Area, respectively. Suburban is franchised, as required in each of the areas it serves, by the respective counties or cities in which it operates and has been issued Certificates of Public Convenience and Necessity by the CPUC.

  At December 31, 1994, Suburban served 65,637 customers, including 62,193 residential customers, 2,606 business and industrial customers, 276 public authorities customers and 562 fire service customers. During 1994, Suburban's operating revenues were 74% from sales to residential customers and 18% from sales to business and industrial customers. No single customer accounts for a material part of Suburban's sales, and there are no individual customers whose loss would have a material adverse effect on Suburban's operations.

  Suburban is engaged in the water utility service business and supplies a single product: water. There has been no significant change in Suburban's services or method of distribution since the beginning of its fiscal year. Suburban's business is subject to material fluctuations resulting, in large measure, from seasonal temperature and rainfall variations. As a result, most of Suburban's revenue is obtained during the warm, dry months of each year.

  California Water Availability

   Over 70% of the water produced by Suburban is pumped from local underground water basins using Suburban-owned wells. These local underground water basins are currently at levels sufficient to eliminate any drought concerns. This conclusion is subject to change depending on future weather patterns. Supplementing this water supply is more expensive water purchased from external sources. A new water well drilled in Suburban's Whittier/La Mirada Service Area in November 1994 will increase the local groundwater component of total water "mix" when the well is fully operational in 1995. It will also further reduce Suburban's reliance on expensive purchased water from external sources.

  Wells and Other Water Sources

  Suburban supplies its customers from 18 wells it owns, and from purchases of water produced from wells of one mutual water company and treated surface water from another mutual water company. Through Suburban's ownership of shares in each of these mutual water companies, and by leasing additional shares from other stockholders of these companies and from other parties with pumping entitlements in the two water basins from which Suburban pumps water, Suburban has been able to increase its water entitlement, and accordingly reduce its cost of water. Suburban has a connection to the "Lower Feeder" of the Metropolitan Water District of Southern California ("MWD") through which it purchases water to supplement the supply to its Whittier/La Mirada Service Area. Additionally, Suburban has access to another MWD connection which serves to supplement the supply of water in its San Jose Hills Service Area. Suburban also has interconnections with other water purveyors which can be used as supplemental and emergency sources of supply. Water purchased from MWD and other water purveyors is more expensive to Suburban than water pumped from its owned wells. Occasionally, Suburban can purchase water from MWD at lower prices when MWD has a surplus of water in storage. No such water was purchased by Suburban from MWD in 1994.

  Suburban's wells produce water from two of the major water basins in the Southern California coastal watershed, the Central Basin and the Main San Gabriel Basin. The rights to produce water from these basins, which are managed by Watermaster Boards ("Boards"), have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's rights to produce water from its wells at the levels prescribed each year by the Boards. When Suburban produces water from either basin in excess of prescribed levels, an additional payment is required to provide for the replenishment of the water supply. As the water levels in the Main San Gabriel Basin increase or decrease, the Board adjusts the amount of water Suburban and other producers can
pump from this basin without paying an additional charge.   There is no
assurance that the current allowable pumping level will continue in the future.

  Water supplied by Suburban is subject to regulation as to quality by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act (the "US Act"), and by the Office of Drinking Water of the California Department of Health Services (the "Health Department") acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The US Act provides for establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Moreover, the EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLS") and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLS and other requirements of the Health Department are more restrictive than those promulgated by the EPA.

  Both the EPA and the Health Department have promulgated regulations and other pronouncements which require various testing and sampling of water and inspections by producers such as Suburban and which set MCLS for numerous contaminants. These include: (a) 1991 EPA proposed regulations relating to permissible levels of radionuclides (including radon), (b) 1991 final EPA regulations governing lead and copper and mandating corrosion control studies and sampling and (c) regulations, which became final in 1993, relating to permissible levels of volatile organic compounds ("VOCs"), herbicides, pesticides and inorganic parameters.

  Suburban's water quality assurance department regularly monitors and samples the quality of water being distributed. The corrosion control studies related to sampling included in the lead and copper regulations were not required to be conducted by Suburban because of acceptable water quality parameters. Samples of water from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLS have been promulgated. In addition, sampling and testing for certain pollutants such as VOCs is conducted by independent engineers retained by the Boards of the Central Basin and the Main San Gabriel Basin. The results of such sampling and testing are made available to all producers, with the cost of such sampling and testing covered by Board assessments to the producers, including Suburban. Testing, sampling and inspections are conducted at the intervals, locations and frequencies required by EPA and Health Department regulations.

  Water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations promulgated under such legislation, and Suburban anticipates no significant capital expenditures to comply with current requirements. There can be no assurance, however, that water supplied by Suburban will meet future EPA or Health Department requirements or that such requirements will not require capital expenditures by Suburban. Chlorination is currently performed only to provide a chlorine residual required by the Health Department.

  In late 1979, VOCs were discovered in the Main San Gabriel Basin. Subsequently, underground water sampling resulted in the discovery of four large areas of groundwater VOC contamination. The areas include Suburban's Bartolo Well Field, which contains four of Suburban's producing wells and from which Suburban produces approximately 25% of its total water production. In 1984, these areas were designated as "Superfund" sites eligible for funding under the Federal Superfund program. Most of the contamination located in the Main San Gabriel Basin was found in the cities of Baldwin Park and El Monte, areas not within Suburban's service areas. Costs associated with resolving past problems affecting Suburban have been minimal and the CPUC has allowed Suburban to pass such costs on to its customers. Suburban has experienced no shortage of water sources as the result of these problems and there has been no material adverse effect on the financial condition of Suburban to date.

  Between 1984 and 1991, the EPA conducted numerous studies of underground water in the Main San Gabriel Basin (including the Bartolo Well Field). The Main San Gabriel Basin represents the source of approximately 70% of Suburban's total water supply and is the main source of supply for the Whittier/La Mirada Service Area. The actual amount of water pumped from the Main San Gabriel Basin is dependent upon various factors including the amount of water available. Separately, Suburban conducted similar studies and developed a design for a facility to remove VOCs from water pumped from the Bartolo Well Field at a rate of 10,000 gallons per minute, thus assuring Suburban an adequate potable water supply. The EPA reviewed Suburban's proposal and assumed responsibility for creating and developing a treatment facility. The EPA anticipated that it would begin operating such a plant in mid-1992; numerous delays have substantially extended this schedule. The EPA is currently evaluating relative contamination levels in the Bartolo Well Field compared to other Superfund sites, and Suburban does not know if an EPA treatment facility will be constructed. The EPA is also attempting to identify parties in the Main San Gabriel Basin who are responsible as sources of VOC contamination. The EPA has named as potentially responsible parties ("PRPs") a few large industrial companies that allegedly caused the contamination. Suburban's facilities are not sources of VOCs or other contamination in any portion of the Main San Gabriel Basin (i.e., Suburban's operations do not discharge VOCs into the ground or groundwater). It is expected that the EPA will continue for several years to identify these sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any governmental agency has targeted Suburban or other water producers as PRPs.

  To date, water produced from the Bartolo Well Field and other wells maintained by Suburban in the Main San Gabriel Basin meets all applicable governmental requirements. The treatment proposed by the EPA, and other measures taken by or available to Suburban, are intended to ensure that Suburban continues to have an adequate supply of water which meets all applicable governmental standards. While technology exists to remove VOC contaminants from basin water, there can be no assurance that either (i) such technology will in the future be adequate to reduce the amounts of VOCs and other contaminants in water produced by Suburban in the Main San Gabriel Basin to acceptable levels or (ii) the costs of such removal will be fully recoverable from Suburban's customers. To date, Suburban has been permitted to recover all expenses associated with water quality maintenance.

  Some commentators have suggested that the Main San Gabriel Basin water producers have clean-up liability with respect to contaminants in the Main San Gabriel Basin under applicable environmental statutes on various theories by virtue of their pumping operations. Certain PRPs (i.e., alleged source dischargers of VOCs) have espoused this view, however, water producers have rejected any validity of these theories. Suburban is not aware of any governmental or court decision which resolves this issue, and no governmental authority, including the EPA, is currently seeking to recover any clean-up costs from the Main San Gabriel Basin water producers. Instead, as described above, the EPA is focusing on a few large industrial companies. In the cities of Baldwin Park and El Monte, these industrial companies are working with their water producers to build treatment facilities.

Suburban believes that the combined efforts of the responsible parties and the water producers will ultimately result in cleaning up portions of the Main San Gabriel Basin, providing benefits to all water producers.

  There can be no assurance that governmental authorities will not seek in the future to recover clean-up costs from Suburban or that source polluters will not seek contribution from water producers for clean-up costs which they may be required to pay. If Suburban is required to pay any such clean-up costs, Suburban will seek to recover such costs, and costs incurred in removing contaminants from water produced, through increased rates to its customers as
has been permitted by the CPUC in the past.   Moreover, there are over 100 water
producers in the Main San Gabriel Basin and Registrant believes that Suburban's share of any clean up costs assessed against the producers would be only a fraction of the total. Due to the potential recovery of the clean-up costs through higher rates, the costs are not expected to have a material adverse effect on Suburban's financial condition and results of operation.

  Since 1984, Suburban has voluntarily chosen to stop pumping water from 10 older, shallower and/or less efficient wells because of the presence of nitrates and certain VOCs. These wells have been replaced by four new, deeper and more efficient wells. In the past, Suburban has been successful in replacing lost production capacity by shutting down certain old wells, by introducing new, deeper wells and by blending water produced from different wells. However, no assurance can be given that Suburban will be able to do so in the future.

  During 1992, a statute (HR 1679) was passed by the State of California establishing a Water Quality Authority (the "WQA") to clean up the water in the Main San Gabriel Basin. Assessments are levied against those who own prescriptive pumping rights in the Main San Gabriel Basin, including Suburban. The amount of Suburban's annual assessment is approximately $348,000. To date, Suburban has been permitted to recover all costs related to such water quality maintenance and preservation. Pursuant to a contract with the WQA, Suburban will operate a WQA constructed water treatment facility and the third party well to which such facility is connected. Treated water from such facility will be distributed to Suburban's customers in lieu of pumping from Suburban's wells. There will be no additional cost to Suburban for operation of such treatment facility, and operation by Suburban of the facility is expected to commence by late 1995.

  To date, Suburban has experienced no material effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. Suburban believes that the water available from its wells and other sources is and will continue to be sufficient for it to adequately serve its customers.

  Competition, Regulation and Future Development

  Suburban operates under long-term franchises and certificates of indefinite duration granted by the CPUC and other governmental authorities having jurisdiction over water service. The success of Suburban's water service business is dependent upon maintaining these franchises and certificates and upon various contracts and governmental and court decisions affecting Suburban's water rights and service areas. Suburban has no patents, trademarks or licenses.

  Under the CPUC's practices, rates may be increased by two methods: general rate increases and offsets for certain expense increases. General rate increases typically are for three years and include "step" increases in rates for the second and third years. General rate increases are authorized after formal proceedings in which the overall rate structure, expenses and rate base (i.e., utility plant investment) of the service area are examined by CPUC staff, and public hearings are held. Because of delays occasioned by the administrative process required for approval of rate increases, Suburban must anticipate future operating costs well in advance and regularly apply for rate increases. Formal general rate proceedings require approximately 12 months from the filing of an application to the authorization of new rates by the CPUC. Rates are based on estimated expenses and capital costs for a forward two-year period and are established for each of the two years based on these estimates, as approved by the CPUC. A major feature of the proceedings is the use of an attrition mechanism for setting rates for the third year of the three-year rate period by assuming that costs and expenses will increase in the same proportion over the second year as the increase projected for the second year over the first. The step rate increases for the second and third years are allowed to compensate for the projected cost increases, but are subject to later demonstration that earnings levels in the service area do not exceed the rate of return authorized at the general rate proceeding. Suburban anticipates filing a general rate increase application with the CPUC in 1995. The general rate increase, if filed and approved, would be effective early in 1996. Suburban expects to file a joint general rate application covering both of its service areas based upon recent suggestions by the CPUC.

  Rate increases to offset increases in certain expenses such as cost of purchased water and energy costs to pump water are accomplished through an abbreviated "offset" proceeding that requires approximately two months from the time of filing a request for rate increases to the authorization of new rates. Effective January 1, 1994, the CPUC granted Suburban two annual "step" adjustments for its San Jose Hills and Whittier/La Mirada District customers. Effective January 1, 1995, the CPUC granted Suburban an annual "step" adjustment for its Whittier/La Mirada District customers. Suburban has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, any inability to do so will adversely affect Suburban's results of operations.

  During 1993, Suburban elected to record production cost balancing accounts due to increased variability in the costs of water. As permitted by the CPUC, Suburban records the difference between actual and CPUC-adopted production costs in balancing accounts in the income statement, with a corresponding liability or asset on the balance sheet, until the differences are refunded to or recovered from utility customers through CPUC-authorized rate adjustments. The production cost balancing accounts include such items as purchased water, production assessments and power costs.

  In recent years, Suburban's growth has been limited to minor extensions into new subdivisions along the periphery of its service areas. Further material expansion of Suburban's service areas is believed to be unlikely, since Suburban's service areas are largely surrounded by those of other water purveyors. Because there is little area available for new business and industrial construction and because of recent low levels of residential growth, no significant increases in business and industrial customers are projected for the near future.

  The laws of the State of California provide that no public agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under California law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation after proof of necessity is shown. Registrant is not aware of any impending proceeding relating to the condemnation of any portion of Suburban's facilities.

  The water utility business requires substantial amounts of capital for the construction, extension and replacement of water distribution facilities. This capital is generated from Suburban's operations; from periodic debt financings by Suburban; from contributions in aid of construction received from developers, governmental agencies, municipalities or individuals; and from advances (i.e., loans) from developers which are repaid in accordance with a formula prescribed by the CPUC. During 1994 and 1993, capital expenditures approximated $3,647,000 and $4,876,000, respectively. Suburban may draw upon two revolving lines of credit of the Registrant which Registrant believes are sufficient for Suburban's anticipated short-term needs. If necessary, and subject to its availability and approval by the CPUC, long-term financing is arranged to fund capital expenditures. Registrant conducts no significant research and development activities.

  Employees

  At December 31, 1994, Suburban had a total of 98 full-time employees at Suburban's offices in Covina, La Puente and La Mirada, California. None of Suburban's employees is a member of a union. Suburban considers its relations with its employees to be satisfactory.

NEW MEXICO UTILITIES, INC.

  Product and Business

  In 1969, Suburban purchased NMU. On June 1, 1987, the New Mexico Public Utility Commission ("NMPUC") authorized Suburban to transfer by stock dividend all of the stock of NMU to the Registrant and, effective on that date, NMU became a wholly owned subsidiary of the Registrant. NMU is a New Mexico public water utility engaged in the business of producing and supplying water for residential, commercial, irrigation and private fire protection customers under the jurisdiction of the NMPUC. It also provides sewage collection in its service area, located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico.

  Since 1969, NMU has grown from approximately 800 water customers to approximately 3,375 water customers. Most growth has come from extension of water and sewer services into new residential subdivisions and the development of commercial property. NMU has adequate capacity to service its current customers.

  NMU provides water and sewer services in one general service area, designated as the NMU service area. This area contains a population of approximately 11,000 persons who are served through various service connections to NMU's distribution mains and collector lines. The service area covers approximately 17 square miles, of which approximately 19% has been developed. The developed area is predominantly residential.

  At December 31, 1994, NMU provided water service to 3,375 customers including 3,057 residential customers, 291 commercial and industrial customers, one golf course with five service connections and 22 private fire protection customers. NMU also provided sewer collection service at December 31, 1994, to 3,121 customers including 2,942 residential customers and 179 commercial and industrial customers. During 1994, NMU's operating revenues were 45% from sales to residential customers and 55% from sales to commercial and industrial customers. There are no individual customers whose loss would have a material adverse effect on Registrant's operations. NMU's water operation is subject to material fluctuations from seasonal temperature and rainfall variations. As a result, most of NMU's revenue is obtained during the summer months of each year. The sewer operation revenues remain relatively constant throughout the year.

  Wells and Other Water Sources

  NMU supplies its customers from three wells which are owned by NMU. An additional well was constructed in 1994, which will be equipped and operational in the spring of 1995. A new, two-million gallon water storage reservoir will be constructed at this new well site in 1995. The total estimated cost of the well and reservoir is approximately $2,335,000. As customer growth continues in NMU's service area, NMU may have to increase its water supply capability through additional well construction. To ensure the availability of an emergency supply of water, NMU has one interconnection with another water purveyor which can be used only as an emergency source of supply for part of the developed area.

  NMU's wells produce water from the Rio Grande Underground Water Basin. Well water produced by NMU is of good quality. Chlorination is performed by NMU to provide an allowable chlorine residual as a safeguard against bacteriological contamination. Samples of water from throughout the system are tested regularly by independent, state-certified laboratories, and the results are sent to the State of New Mexico Environmental Improvement Division. To date, NMU has experienced no material effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment.

  Competition, Regulation and Future Development

  NMU operates under a Certificate of Public Convenience and Necessity granted by the NMPUC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business. NMU has no patents, trademarks or licenses.

  Requests for rate increases may be submitted to the NMPUC as required, with the test year typically being the last year's actual results. NMU has been, and, although no assurance can be given, believes that it will continue to be, permitted to increase its rates as necessary to offset its operating costs and achieve a reasonable rate of return. NMU anticipates filing a general sewer rate increase application in 1995, with new rates effective early in 1996.

  Since 1969, NMU has grown in customers, utility plant and its capacity to service its customers. Because there is a large area available for residential, commercial and industrial development and because of recent increased levels of activity in the area, increases in residential and commercial customers are projected for the near future. It should be noted, however, that as the City of Albuquerque (the "City") has expanded to the northwest, it has annexed most of NMU's service area. NMU has to date continued to serve the customers located in the annexed areas. Certain representatives of the City have indicated on a continuing basis over a number of years that the City may have an interest in acquiring NMU's assets and merging them with water and sewer systems currently operated by the City. To date, no formal action has commenced or been approved by the City, and NMU does not know when or if such action will be taken by the City.

  The laws of the State of New Mexico provide that no public agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under New Mexico law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation. NMU is not aware of any impending proceeding relating to the condemnation of any portion of NMU's facilities.

  NMU's operations are capital intensive. Capital for construction and extension of water distribution facilities is provided from operations, from Registrant, from contributions in aid of construction and from advances from developers. Advances from developers are repaid under the main line extension rules as promulgated by the NMPUC. During 1994 and 1993, capital expenditures approximated $4,295,000 and $927,000, respectively. NMU may draw upon its own $2,500,000 line of credit or may draw upon two revolving lines of credit of Registrant. Registrant believes these lines of credit are sufficient for NMU's short-term anticipated needs. NMU conducts no significant research and development activities.

  Employees

  NMU employs 12 individuals at the NMU office which is located in NMU's service area. None of NMU's employees is a member of a union. NMU considers its relations with its employees to be satisfactory.

ECO RESOURCES, INC.

  Product and Business

  On September 30, 1985, the Registrant purchased all of the outstanding common shares of ECO, a Texas corporation headquartered in the Houston, Texas, metropolitan area. ECO is engaged in providing management and operating services to 79 active governmental and quasi-governmental districts which operate water and wastewater treatment systems in the greater Houston, Texas, area. At December 31, 1994, these systems served 52,286 water and wastewater service connections. ECO also performs associated specialized services for the districts, including equipment maintenance and repair, sewer pipeline cleaning, billing and collection, and state-certified laboratory analysis.

  In addition, ECO operates water distribution systems and wastewater collection systems under contracts with six cities and water districts in Mississippi. These systems served 29,178 water service connections and 27,617 wastewater service connections at December 31, 1994. ECO also operates 23 water and wastewater service systems in the Austin, Texas, area that served 14,294 water service connections and 7,986 wastewater service connections at December 31, 1994. In 1994, ECO began operating a water and wastewater service system in the Rio Grande area of Southern Texas, serving 3,353 water and wastewater service connections at December 31, 1994. ECO is also engaged in providing operating and maintenance services to six cities or private entities in California. ECO served 6,400 water connections and 11,200 wastewater service connections in California at December 31, 1994.

  Assets held by ECO consist primarily of contracts with water and wastewater districts, 245 vehicles and other equipment used in daily operations.

  Competition, Regulation and Future Development

  ECO operates in an unregulated and competitive market. On August 31, 1993, ECO purchased all of the common stock of SMS, a competitor in the contract operations and maintenance services market in the greater Houston, Texas, area. There is one company in the Houston area that is a significant competitor to ECO and five smaller companies that compete with ECO. There are also four larger competitors that ECO may compete with on an occasional basis. Additionally, there are a number of cities which operate their own water and wastewater facilities. ECO intends to continue to operate in Texas, Mississippi and California, and expand into other areas in the western, southwestern and southeastern United States. ECO will attempt to expand such services to other customers through competitive bidding and negotiated contracts. This expansion may influence the Registrant's liquidity and may also affect the Registrant's results of operations. ECO may draw upon two revolving lines of credit of the Registrant. The Registrant believes these lines of credit are sufficient for ECO's anticipated needs.

  As the City of Houston and other surrounding cities develop, the water and wastewater treatment facilities currently owned by municipal utility districts and operated by ECO may be condemned by the cities and annexed to the cities' water and wastewater systems. Moreover, all of the contracts with water and wastewater municipal utility districts in the greater Houston, Texas, area and the majority of contracts in the Austin, Texas, area are short-term contracts, which are cancelable on either 30 or 60 days' notice by either party. ECO's operating contracts with cities in Mississippi and California and certain contracts in the Austin and Houston, Texas, areas tend to average three to five years in duration and are generally cancelable only upon breach of contract by either party. In 1994, two contracts were canceled for competitive reasons, two contracts were canceled due to annexation and 12 new contracts were added.

  ECO uses certain equipment and commodities in its daily operations, such as chemicals and supplies, which are available in large supply from a number of suppliers, and no significant amounts of such items are required to be carried in inventory. Additionally, ECO's business in Texas is subject to material fluctuations resulting in large measure from seasonal weather variations. ECO holds no patents, trademarks, licenses, franchises or other intangible property believed to be material to its operations. Clients of ECO are, as described above, governmental and quasi-governmental districts, cities or private entities which own water distribution, wastewater collection or wastewater treatment systems. There is no single customer of ECO whose loss would have a material adverse effect on Registrant's operations. ECO conducts no significant research and development activities. To date, ECO has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment.

  Employees

  ECO employs 314 individuals in management, operations, maintenance and administrative positions. Except for 62 employees in Mississippi, 21 employees in the Rio Grande area of Texas and 23 employees in California, all employees are employed at the offices of ECO in the greater Houston and Austin, Texas, areas. None of its employees is a member of a union. ECO considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

SUBURBAN WATER SYSTEMS

  Throughout its service areas, Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. In its service areas, Suburban also has rights-of-way or easements necessary to provide its water services. At December 31, 1994, Suburban owned approximately 704 miles of transmission and distribution mains, 26 storage reservoirs with a total capacity of approximately 53 million gallons and 18 wells with a total pumping capacity of approximately 31,000 gallons per minute. These facilities vary as to age and quality, but each is believed by Suburban to be adequate for current operations and in good condition. Suburban is currently revising its master plan which evaluates the adequacy of system operations. In accordance with this master plan, Suburban will continue its capital expenditure program and construct and replace reservoirs, wells, and transmission and distribution lines in future years, as needed.

  Normal maintenance and construction work on these facilities is performed by employees of Suburban, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repair is performed by Suburban and constitutes a significant portion of its expenses ($1,365,000 in 1994).

  Virtually all property of Suburban, other than 11.4 acres of vacant land in La Puente, California, is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the "Indenture"), as amended February 7, 1990, and January 24, 1992, securing Suburban's first mortgage bonds. The Indenture contains certain restrictions regarding the disposition of property and includes various covenants and restrictions common to such types of instruments, including limitations on the amount of cash dividends which Suburban may pay to the Registrant. See Notes 3 and 6 of Notes to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated by reference.

  Suburban's headquarters are located in Covina, California. Suburban is leasing an office building of approximately 14,600 square feet. These administrative offices are adequate for Suburban's headquarters. During 1988, Suburban established a district office in La Mirada of approximately 3,300 square feet to handle customer service activities. This office is in a building owned by Suburban and is believed to be adequate for the Whittier/La Mirada district office operations. In January 1990, Suburban established a district office in La Puente of approximately 3,600 square feet to handle customer service activities. The office is in a building owned by Suburban and is believed to be adequate for the San Jose Hills district office operations.

  Suburban leases most of its vehicles. Maintenance of such vehicles is performed by outside service garages. Each vehicle used in field or service operations is equipped with two-way radio equipment owned by Suburban. A wholly owned subsidiary of Suburban, Water Suppliers Mobile Communication Service, leases and operates the base station and various other facilities necessary for the operation of the two-way radio communication system.

NEW MEXICO UTILITIES, INC.

  NMU owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. At December 31, 1994, NMU owned approximately 80 miles of transmission and distribution mains and two storage reservoirs with a total capacity in excess of five million gallons. The three wells operated by NMU have a total pumping capacity in excess of 5,325 gallons per minute. In addition, NMU owns and operates a sewer collection system consisting of one lift station and approximately 64 miles of interceptor and collector lines. These facilities vary as to age, and each is believed by NMU to be adequate for current and foreseeable operations. Normal maintenance and construction work on these facilities is performed by employees of NMU or outside contractors. Maintenance and repair expenses approximated $138,000 in 1994. NMU also holds rights-of-way or easements in its service area necessary for its water and sewer services.

  Virtually all of NMU's property is subject to the lien of an Indenture of Mortgage dated February 14, 1992, securing NMU's first mortgage bonds. The bonds are subject to certain restrictions regarding the disposition of such property, and include various covenants and other restrictions, including limitations on the amount of cash dividends which NMU may pay to the Registrant. See Notes 3 and 6 of Notes to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Stockholders, which information is hereby incorporated by reference.

  NMU's administrative office, operating and system control headquarters are all located in one building which is leased by NMU. NMU owns a warehouse building of approximately 2,400 square feet that houses NMU's field supplies and equipment. NMU believes these facilities are adequate for the operation of its business. NMU owns its vehicles, and vehicle maintenance is performed by outside service garages. All vehicles used in the field are equipped with two-way radios owned by NMU.

ECO RESOURCES, INC.

  ECO leases approximately 34,000 square feet of office, warehouse and lab space in eight facilities in the greater Houston, Texas, area; the Rio Grande, Texas, area; Mississippi; and California. In 1987, the Registrant purchased the land (4.3 acres) and building (17,000 square feet) that houses ECO's fleet and maintenance department in the Houston, Texas, area. During 1993, ECO purchased land (10 acres) and a building (10,000 square feet) in Austin, Texas. This facility houses ECO's office and fleet and maintenance department that serves the Austin, Texas, area. These facilities are believed to be adequate for the conduct of its business. ECO owns 245 vehicles and other equipment which are used in daily operations. Maintenance on these vehicles is performed by personnel employed by ECO, or by outside service garages.


ITEM 3.  LEGAL PROCEEDINGS

  As described in Registrant's Form 10-K Reports for the years ended December 31, 1992 and 1993, in its Form 8-K Report filed in January 1994, and its Form 10-Q Reports filed March 31, June 30, and September 30, 1994, Suburban was a defendant in three lawsuits arising from a chlorine gas leak that occurred in October 1990 at a Suburban water distribution facility. In two of the actions, the plaintiffs were, respectively, five employees and 22 employees (and some spouses) of a manufacturing plant located adjacent to a water production facility owned and operated by Suburban. In the third action, the plaintiff was the workers' compensation carrier for the operator of the adjacent manufacturing plant. The plaintiffs in the three actions sought general damages in excess of $3.8 million, and the plaintiffs in the action involving 22 employee plaintiffs sought unspecified punitive damages.

  As earlier reported, in January 1994 Suburban settled with all of the plaintiffs for aggregate cash payments of approximately $1.5 million. These settlements included releases of all claims against Suburban and dismissals with prejudice of the actions and are the last known claims arising out of this incident.

  At the time of the chlorine gas incident, Registrant and Suburban maintained liability insurance coverage of $20 million. However, the Registrant's primary and excess liability insurance carrier declined to defend or indemnify Suburban on the basis of allegedly applicable exclusions in the policies. Suburban believes it is entitled to defense and indemnity under these policies and filed a lawsuit against the carrier to obtain reimbursement for the full settlement amounts and all associated defense costs. On May 3, 1994, in the U.S. District Court, Central District of California, the insurance carrier was granted a summary judgment dismissing Suburban's action. On May 31, 1994, Suburban appealed this judgment, and the appeal is pending. Suburban is also authorized by the CPUC to seek recovery of defense expenses through future rate proceedings. There is no assurance that recovery of such costs will be allowed. Suburban will not recognize income on these potential recoveries until amounts, if any, are received. Additionally, this litigation will have no future material adverse effect on the Registrant's financial condition or results of operations.

  As described in the Registrant's Form 10-Q Reports filed March 31, June 30, and September 30, 1994, ECO was named as a defendant in a lawsuit filed on April 15, 1992, in Houston, Texas, by certain homeowners and Pulte Home Corporation of Texas (Pulte). The plaintiffs allege that in 1989 ECO, as an independent contractor for Municipal Utility District #81 (MUD #81) in Houston, Texas, failed to change the treatment of the water supplied to plaintiffs after the plaintiffs made MUD #81 and ECO aware of highly corrosive elements in the water supplied. Plaintiffs additionally allege that this resulted in accelerated corrosion of residential plumbing pipes. The original complaint requested unspecified special damages and reasonable attorneys' fees.

  On April 24, 1994, the plaintiffs filed an amended complaint which alleges additional causes of action against

ECO. The amended complaint alleges that plaintiffs have sustained more than $838,000 in repair damages and will incur future expenses for home repairs in the sum of $1,000,000 if the water remains untreated. Plaintiffs also allege mental pain and anguish as a result of plumbing failures, loss of home values and that ECO's conduct constitutes gross negligence. Plaintiffs are seeking at least $1,000,000 in exemplary damages. Pulte now also claims that defendant MUD #81 failed to require its agent, ECO, to change the treatment of the water to eliminate accelerated corrosion of pipes and has included MUD #81 as a direct defendant in the amended complaint.

  As of the date when damages are first alleged to have occurred (1989) and thereafter, the Registrant and ECO maintained liability insurance coverage of $20 million. ECO's primary liability carrier is providing a defense for the primary cause of action against ECO, but has reserved all rights as to allegations that ECO knowingly committed intentional acts constituting "deceptive trade practices" and "negligence." The Registrant believes the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or results of operations.

  As described in the Registrant's Form 10-Q Reports filed June 30, 1994, and September 30, 1994, ECO and Southbend Municipal Utility District (Southbend) were named as defendants in a lawsuit filed on February 15, 1993, in Harris County, Texas, by a homeowner customer. The plaintiffs alleged that ECO, as an independent contractor for Southbend in Houston, Texas, failed to adequately test the water delivered to residents to detect contaminants that would cause
harm to persons in the Southbend subdivision.   Plaintiffs also alleged physical
and mental personal injuries resulting from defendants' alleged negligence. ECO vigorously defended the case and defense counsel discovered facts indicating that the action was barred by res judicata resulting from a settlement in an earlier similar action. Such counsel made an appropriate demand upon plaintiffs and, on January 13, 1995, the plaintiffs filed a motion requesting dismissal of this action against ECO. Such motion was granted without prejudice as to all plaintiffs on January 20, 1995. As a result, the Registrant believes the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or its results of operations. A second independent lawsuit by another Southbend customer was filed in March 1993 with substantially the same allegations as to ECO's performance. No specific damages were claimed in that action. The Registrant applied the successful defense strategy used in the first litigation to this second litigation. In March 1995, the plaintiffs filed a motion for non-suit of all plaintiffs' claims against ECO which, if granted, will result in a dismissal of this action as to ECO. The Registrant believes the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or results of operations. As of the dates of the alleged damages, the Registrant and ECO maintained liability insurance coverage of $20 million. ECO's primary liability carrier is providing a defense for these lawsuits.

  Suburban is a defendant and cross defendant in two actions filed in, respectively, March 1994 and June 1994 in the Superior Court of Los Angeles County and arising out of a slope slide or failure in 1992 in a hilly, residential development in West Covina, California. One of the plaintiffs, Dr. Mendoza, is the owner of a residence located below the failed slope. The other plaintiff, South Hills Home Partnership, is a developer of a tract of lots, including one lot adjacent to the failed slope. Defendants in the actions include the owners of the lot above and containing the failed slope, Suburban and an engineer and contractor who directed and conducted repair work to the slope after a prior failure in 1978.

  The two actions have been consolidated for all purposes and allege causes of action for strict liability, negligence, nuisance, willful and negligent trespass and intentional and negligent interference with prospective economic advantage. Damages are unspecified as to amount and, in addition, the plaintiffs request unspecified punitive damages and injunctive relief. As against Suburban, the plaintiffs allege improper construction of a water line maintained by Suburban in an easement on the failed slope, damage from breakage of the line in 1978 and improper repair of the slope after the 1978 slope failure. Certain of the defendants have also cross-complained against Suburban for indemnity and contribution.

  As of the date of the 1992 slope failure, the Registrant and Suburban maintained liability insurance coverage of $20 million. Suburban's primary liability carrier is providing a defense in the consolidated action, and Suburban is vigorously defending all claims. At the initiation of Suburban's defense counsel, Dr. Mendoza dismissed his action against Suburban in March 1995 and defense counsel is discussing with South Hills Home Partnership a similar dismissal as to Suburban. Suburban believes that it has meritorious defenses to all claims in the consolidated action and that if Suburban were determined to have any liability in the action such liability would be fully covered by the liability insurance maintained by Suburban and the Registrant. Accordingly, the Registrant believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or results of operations.

  In June 1994, the Registrant received a written request for information from the Enforcement Division of the Securities and Exchange Commission (the "Commission") concerning trading in the common stock of the Registrant from July 1993 to August 1993. The Registrant voluntarily responded to such request in July 1994. In October 1994, the Registrant was again contacted by the Commission to arrange for oral depositions of the Registrant's directors, its three officers and one employee of the Registrant. Concurrently, the Commission served subpoenas requesting documents and records of the deponents. The individual deponents responded to such subpoenas, and the depositions were taken in late 1994. Legal counsel for the Registrant was present at all depositions.

  The Registrant believes that the Commission's inquiry is focused upon several small sales of the Registrant's stock. These sales occurred prior to the public announcement of a dividend reduction on August 13, 1993. The Registrant's management believes that the Commission's inquiry is directed at whether such sales were made on the basis of inside information concerning that dividend reduction.

  The Registrant has had a written policy for a number of years prohibiting its officers, directors and employees both from trading on the basis of inside information and from providing such information to others. This policy has been communicated to all officers and directors as well as key employees. The Registrant is not aware of any officer, director or employee who provided any inside information to any person making the sales being examined by the Commission.

  To date, no formal action has been initiated by the SEC. Moreover, the Registrant is aware of no allegation of any improper conduct by the Registrant, its officers or directors. Because of the written policy of the Registrant on insider trading described above, the absence of facts suggesting improper use of inside information, and the absence of any formal charge to date, the Registrant believes that should the SEC initiate a formal action, the Registrant would have meritorious defenses and ultimately prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Registrant are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Stockholders, to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Registrant, nor are there any agreements or understandings between any such officer and another person pursuant to which he or she was elected an officer. There are no legal proceedings involving any executive officer of the types required to be disclosed pursuant to the instructions to this item. The executive officers of the Registrant and its subsidiaries are as follows:


                                POSITIONS AND OFFICES CURRENTLY HELD
      NAME               AGE          AND BUSINESS EXPERIENCE                             DATE ELECTED
      ----               ---          -----------------------                             ------------
Anton C. Garnier         54     Chief Executive Officer of Registrant and Suburban        May 1992
                                President of Registrant and Suburban                      November 1968

Diane Castello Pitts     39     Corporate Controller of Registrant                        May 1988
                                Treasurer of Registrant                                   May 1990
                                Director of Suburban and ECO                              May 1993
                                Secretary of Registrant, Suburban and ECO                 December 1994

James E. Furman          57     President and Chief Executive Officer of ECO              April 1992
                                Director of ECO                                           May 1993
                                President of various operating units
                                 of Baker-Hughes, Inc.                                    1977 - 1992

Michael O. Quinn         48     Chief Operating Officer of Suburban                       April 1992
                                Director of Suburban                                      May 1993
                                President of ECO                                          October 1985 -
                                                                                           April 1992

Robert L. Swartwout      53     President and General Manager of NMU                      March 1992
                                Director of NMU                                           May 1993
                                Consulting Associate, Robert Witter &
                                 Associates, Inc.                                         1985 - 1992

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Information with respect to the market for and number of holders of the Registrant's common shares and quarterly market and dividend information is set forth under the caption "Market and Dividend Information" in the Registrant's 1994 Annual Report to Stockholders and is hereby incorporated by reference. Portions of such Report are included as Exhibit 13.1 to this filing. The number of holders of record of the Registrant's Common Shares was computed by a count of record holders as of December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

  The information included under the caption "Selected Financial Data" of the Registrant's 1994 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Registrant incorporates by reference the information set forth under the caption "Management's Discussion and Analysis" in the Registrant's 1994 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated balance sheets indicating the financial position of the Registrant at December 31, 1994 and 1993, and consolidated financial statements reflecting the results of its operations and changes in its cash flows for the three-year period ended December 31, 1994, together with the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, as well as selected quarterly financial information under the caption "Unaudited Quarterly Financial Information," are contained in the Registrant's 1994 Annual Report to Stockholders, which statements, notes and report are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Registrant is set forth in the Registrant's definitive Proxy Statement, dated March 20, 1995, and filed with the Commission, under the captions "Proposal 1: Election of Directors" and "Information Regarding the Board of Directors," and is hereby incorporated by reference.

  Information relating to the executive officers of the Registrant appears in
Item 4A of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

  Information relating to management remuneration is contained in the Registrant's definitive Proxy Statement, dated March 20, 1995, and filed with the Commission, under the captions "Executive Compensation and Other Information" and "Information Regarding the Board of Directors," and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to beneficial ownership of the Registrant's voting securities by each director and by all officers and directors as a group, and by any person known to beneficially own five percent or more of any class of voting security of the Registrant, is set forth in the Registrant's definitive Proxy Statement, dated March 20, 1995, and filed with the Commission, under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to certain relationships and related transactions is set forth in the Registrant's definitive Proxy Statement, dated March 20, 1995, and filed with the Commission, under the caption "Executive Compensation and Other Information," and is hereby incorporated by reference.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The financial statements listed below are incorporated from Registrant's 1994 Annual Report to Stockholders included as Exhibit
         13.1 to this filing:

             Consolidated Statements of Income for the years ended
               December 31, 1994, 1993 and 1992
             Consolidated Balance Sheets at December 31, 1994 and 1993 Consolidated Statements of Changes in Common Stockholders'
               Equity for the years ended December 31, 1994, 1993 and 1992
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1994, 1993 and 1992
             Notes to Consolidated Financial Statements
             Independent Auditors' Report

(a)(2) The supplementary financial statement schedules required to be filed with this report are as follows:

                                                                            Page
                                                                            ----

             Independent Auditors' Report on Supplementary
               Note to Consolidated Financial Statements and
               supporting schedule.....................................       19

             Supplementary Note to Consolidated Financial Statements...       20

             Schedule VIII - Valuation and Qualifying Accounts.........       21

         Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the financial statements or notes thereto.


(a)(3)   Exhibit Index..................................................   22-24

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                         INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
  Southwest Water Company:

Under date of January 23, 1995, we reported on the consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary note and financial statement schedule as listed in the accompanying index. The supplementary note and financial statement schedule is the responsibility of the Registrant's management. Our responsibility is to express an opinion on the supplementary note and financial statement schedule based on our audits.

In our opinion, such supplementary note and financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Los Angeles, California
January 23, 1995

                   SOUTHWEST  WATER COMPANY AND SUBSIDIARIES

            SUPPLEMENTARY NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


NOTE 14.  OPERATING REVENUES AND DIRECT OPERATING EXPENSES

Included in operating revenues and direct operating expenses are the following:

                                                           1994                    1993                   1992
                                                       ------------            ------------           -------------
Utility operating revenues                             $ 30,112,000            $ 29,304,000           $  27,002,000
Other operating revenues                                 20,820,000              18,914,000              17,480,000
                                                       ------------------------------------------------------------
Total operating revenues                               $ 50,932,000            $ 48,218,000           $  44,482,000
                                                       ============================================================

Utility direct operating expenses                      $ 18,687,000            $ 18,224,000           $  16,123,000
Other direct operating expenses                          20,131,000              17,737,000              15,543,000
                                                       ------------------------------------------------------------
Total direct operating expenses                        $ 38,818,000            $ 35,961,000           $  31,666,000
                                                       ============================================================

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                       BALANCE          PROVISION             DEDUCTIONS -       BALANCE
                                     AT BEGINNING        CHARGED               ACCOUNTS          AT END
                                       OF YEAR          TO INCOME             WRITTEN OFF        OF YEAR
                                     ------------       ---------             ------------       --------
1994
Allowance for doubtful  accounts      $  110,000        $  207,000           $  (176,000)        $  141,000
                                      =====================================================================

1993
Allowance for doubtful accounts       $  116,000        $  208,000           $  (214,000)        $  110,000
                                      =====================================================================
Other reserves                        $  358,000        $  250,000           $  (608,000)        $        -
                                      =====================================================================

1992
Allowance for doubtful accounts       $  140,000        $  132,000           $  (156,000)        $  116,000
                                      =====================================================================
Other reserves                        $  300,000        $   86,000           $   (28,000)        $  358,000
                                      =====================================================================

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

  Exhibit No. and
Applicable Section
 of Item 601 of
 Regulation S-K
-------------------
     2                   Agreement and Plan of Merger of Registrant dated May 25, 1988 (incorporated by reference to Exhibit 2 to
                         Registrant's Form 10-K Report for the year ended December 31, 1988).

     3.1                 Registrant's Restated Certificate of Incorporation dated April 4, 1988 (incorporated by reference to
                         Exhibit 3.1 to Registrant's Form 8-B Report filed with the Commission on July 5, 1988).

     3.2                 Registrant's Bylaws as amended April 4, 1988 (incorporated by reference to Exhibit 3.2 to Registrant's
                         Form 8-B Report filed with the Commission on July 5, 1988).

     3.2A                Amendment to Registrant's Bylaws dated March 15, 1991 (incorporated by reference to Exhibit 3.2A to
                         Registrant's Form 10-K Report for the year ended December 31, 1990).

     4.1                 Indenture dated as of August 15, 1975, between Registrant and Bank of America, formerly Security Pacific
                         National Bank (incorporated by reference to Exhibit 6(g) to Registrant's Form S-14 Registration Statement
                         filed with the Commission on June 19, 1975).

     4.2                 Indenture of Mortgage and Deed of Trust dated October 1, 1986, between Suburban Water Systems and Bank of
                         America, formerly Security Pacific National Bank (incorporated by reference to Exhibit 4.3 to
                         Registrant's Form 10-K Report for the year ended December 31, 1986).

     4.2A                First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between  Suburban Water Systems and Bank of America, formerly Security Pacific National Bank, dated February 7, 1990 (incorporated by reference to Exhibit 4.2A to Registrant's Form 10-K Report for the year ended December 31, 1989).

     4.2B                Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and Bank of America, formerly Security Pacific National Bank, dated January 24, 1992 (incorporated by reference to Exhibit 4.2B to Registrant's Form 10-K Report for the year ended December 31, 1991).

     4.3                 Bond Purchase Agreement dated October 1, 1986, for Suburban Water Systems (incorporated by reference to
                         Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1986).

     4.3A                Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to
                         Exhibit 4.3A to Registrant's Form 10-K Report for the year ended December 31, 1991).

  Exhibit No. and
Applicable Section
  of Item 601 of
  Regulation S-K
------------------
     4.4                 Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Sunwest Bank of
                         Albuquerque (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1991).

     4.5                 Bond Purchase Agreement dated March 12, 1992, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5 to Registrant's Form 10-K Report for the year ended December 31, 1991).

     4.6                 Article Fourth of the Restated Certificate of Incorporation of the Registrant as to the rights, preferences, privileges and restrictions of all classes of stock (incorporated by reference to
                         Exhibit 3.1 to Registrant's Form 8-B Report filed with the Commission on July 5, 1988.)

     10.1                Thirteenth Amendment to the Utility Employees' Retirement Plan dated December 31, 1989 (incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K Report for the year ended December 31, 1990).

     10.2                Amended and Restated Employee Qualified Stock Purchase Plan dated November 11, 1991 (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q Report for the quarter ended September 30, 1991).

     10.3                Dividend Reinvestment and Stock Purchase Plan dated December 1, 1992 (incorporated by reference to
                         Registrant's Form S-3 Registration Statement filed with the Commission on December 1, 1992).

     10.4                Line of Credit Agreement dated December 2, 1992, between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-K Report for the year ended December 31, 1992).

     10.4A               First Amendment to Credit Agreement dated December 1, 1993, between Registrant and Wells Fargo Bank
                         (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report for the year ended
                         December 31, 1993).

     10.4B               Second Amendment to Credit Agreement dated December 1, 1994, between Registrant and Wells Fargo Bank, filed herewith.

     10.5                Line of Credit Agreement dated December 2, 1992, between Registrant and First Interstate Bank of
                         California (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K Report for the year ended
                         December 31, 1992).

     10.5A               First Amendment to Credit Agreement and Promissory Note dated July 29, 1993, between Registrant and First
                         Interstate Bank (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K  Report for the
                         year ended December 31, 1993).

     10.5B               Second Amendment to Credit Agreement and Promissory Note dated June 24, 1994, between Registrant and
                         First Interstate Bank (incorporated by reference to Exhibit 10.16 to Registrant's Form 10-Q Report for
                         the quarter ended June 30, 1994).

  Exhibit No. and
Applicable Section
  of Item 601 of
  Regulation S-K
------------------
     10.6                Amended and Restated Stock Option and Restricted Stock Plan dated November 11, 1991, and First Amendment to the Amended and Restated Stock Option and Restricted Stock Plan dated March 21, 1993 (incorporated by reference to Registrant's Form S-8 Registration Statement filed with the Commission on December 21, 1993).

     10.7                Stock Purchase Agreement and First Amendment to Stock Purchase Agreement dated August 13, 1993, between
                         ECO Resources, Inc., and Robert E. Hebert (incorporated by reference to Exhibit 10.11 to Registrant's
                         Form 10-K Report for the year ended December 31, 1993).

     10.8                Utility Employees' 401(k) Plan dated January 7, 1994 (incorporated by reference to Exhibit 10.13 to
                         Registrant's Form 10-K Report for the year ended December 31, 1993).

     10.8A               Amendment One to Utility Employees' 401(k) Plan, filed herewith.

     10.9                Comprehensive Amendment to the Profit-Sharing 401(k) Plan for the Southwest Water Company's Related
                         Companies dated March 10, 1994 (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K
                         Report for the year ended December 31, 1993).

     10.9A               Amendment One to the Profit Sharing 401(k) Plan for the Southwest Water Company's Related Companies,
                         filed herewith.

     10.10               Line of Credit Agreement dated January 25, 1995, between New Mexico Utilities, Inc. and Sunwest Bank of
                         Albuquerque, filed herewith.

     13.1                Portions of Registrant's Annual Report to Stockholders for year ended December 31, 1994.

     21.1                Listing of Registrant's subsidiaries.

     23.1                Consent of KPMG Peat Marwick LLP.

     27                  Financial Data Schedule.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized:


                                              SOUTHWEST WATER COMPANY



February 21, 1995                        By:  /s/ ANTON C. GARNIER
                                              --------------------------------
                                              Anton C. Garnier
                                              Director and President
                                              (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DIANE CASTELLO PITTS
------------------------------
Diane Castello Pitts, 2/21/95
Corporate Controller and Treasurer
(Principal Financial and Accounting Officer)


Directors:
----------


/s/ MICHAEL J. FASMAN                         /s/ DONOVAN D. HUENNEKENS
------------------------------                --------------------------------
Michael J. Fasman, 2/21/95                    Donovan D. Huennekens, 2/21/95
Director                                      Director



/s/ MONROE HARRIS                             /s/ RICHARD G. NEWMAN
------------------------------                --------------------------------
Monroe Harris, 2/21/95                        Richard G. Newman, 2/21/95
Director                                      Director



/s/ RICHARD KELTON
------------------------------
Richard Kelton, 2/21/95
Director