Form 10-K/A
period 1994-12-31
SOUTHWEST WATER CO
filed 1995-04-25
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (AMENDMENT ONE)
(MARK ONE)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
           EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

 _____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          For the transition period from_______________to___________________

Commission file number 0-8176



[LOGO OF SOUTHWEST          SOUTHWEST WATER COMPANY
 WATER COMPANY   (Exact name of registrant as specified in its charter)
 APPEARS HERE]



                       DELAWARE                               95-1840947
            (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

            225 NORTH BARRANCA AVENUE, SUITE 200               91791-1605
                    WEST COVINA, CALIFORNIA                    (ZIP CODE)
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (818) 915-
                1551

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
YES    X      NO
     -----       -----

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

         SEE PAGES 22 TO 24 FOR EXHIBIT INDEX FILED WITH THIS REPORT.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


ITEM 14.  EXHIBITS, FURNISHED PURSUANT TO ITEM 601 OF REGULATION S-K

           27  RESTATED FINANCIAL DATA SCHEDULE.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                  SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized:


                                         SOUTHWEST WATER COMPANY



Dated: April  21 , 1995             By:  /s/ANTON C. GARNIER
                                         -------------------
                                         Director and President
                                         (Principal Executive Officer)



Dated: April  21, 1995              By:  /s/DIANE CASTELLO PITTS
                                         -----------------------
                                         Diane Castello Pitts
                                         Corporate Controller and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)