Form 10-Q
period 1995-03-31
SOUTHWEST WATER CO
filed 1995-05-15
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE PERIOD ENDED MARCH 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from________________ to________________
    Commission file number:  0-8176


[LOGO OF SOUTHWEST
 WATER COMPANY]             SOUTHWEST WATER COMPANY
            (Exact name of registrant as specified in its charter)


               DELAWARE                                     95-1840947
      (State or jurisdiction of                           (IRS Employer
    incorporation or organization)                      Identification No.)


  225 North Barranca Avenue, Suite 200
         West Covina, California                             91791-1605
(Address of principal executive offices)                     (Zip Code)


                                (818) 915-1551
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On April 30, 1995, there were 2,431,213 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information:
- -------

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets -
         March 31, 1995 and December 31, 1994                              3 - 4

         Consolidated Condensed Statements of Operations -
         Three months ended March 31, 1995 and 1994                            5

         Consolidated Condensed Statements of Cash Flows -
         Three months ended March 31, 1995 and 1994                            6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8 - 11

Part II. Other Information:
- --------

Item 1.  Legal Proceedings                                               12 - 14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 6.  Exhibits and Reports on Form 8-K                                     14

         Signatures                                                           15

                        PART 1.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------

                                                          March 31,    Dec. 31,
                                                            1995         1994
                                                         -----------   --------
                                                         (Unaudited)

                                                              (In thousands)
CURRENT ASSETS:

    Cash and cash equivalents                             $    577     $    828
    Customers' accounts receivable                           5,736        6,021
    Other current assets                                     1,981        2,011
                                                          --------     --------
                                                             8,294        8,860
PROPERTY, PLANT AND EQUIPMENT:

    Utility property, plant and equipment - at cost         97,143       96,179
    Non-utility property, plant and equipment - at cost      6,008        5,923
                                                          --------     --------
                                                           103,151      102,102


    Less accumulated depreciation and amortization          30,141       29,966
                                                          --------     --------
                                                            73,010       72,136

OTHER ASSETS                                                 5,817        5,838
                                                          --------     --------
                                                          $ 87,121     $ 86,834
                                                          ========     ========












See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  ----------------------------------------

                                                          March 31,    Dec. 31,
                                                            1995         1994
                                                         -----------   --------
                                                         (Unaudited)

                                                              (In thousands)
CURRENT LIABILITIES:

    Current portion of long-term debt and bank
      notes payable                                       $ 5,159      $ 3,491
    Accounts payable                                        1,026        1,185
    Other current liabilities                               5,595        6,455
                                                          -------      -------
                                                           11,780       11,131

OTHER LIABILITIES AND DEFERRED CREDITS:

    Long-term debt                                         20,500       20,500
    Advances for construction                               9,122        9,151
    Contributions in aid of construction                   10,579       10,683
    Deferred income taxes                                   3,395        3,260
    Other liabilities and deferred credits                  3,568        3,577
                                                          -------      -------

TOTAL LIABILITIES AND DEFERRED CREDITS                     58,944       58,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Cumulative preferred stock                                519          530
    Common stock                                               24           24
    Paid-in capital                                        17,310       17,241
    Retained earnings                                      10,400       10,820
    Unamortized value of restricted stock issued              (76)         (83)
                                                          -------      -------


TOTAL STOCKHOLDERS' EQUITY                                 28,177       28,532
                                                          -------      -------

                                                          $87,121      $86,834
                                                          =======      =======



See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                               March 31,
                                                       -----------------------
                                                          1995          1994
                                                       --------       --------
                                                         (In thousands except
                                                           per share amounts)
OPERATING REVENUES                                     $11,290        $11,102

OPERATING EXPENSES:
Direct operating expenses                                9,020          8,712
Selling, general and administrative                      2,119          2,128
                                                       -------        -------

                                                        11,139         10,840
                                                       -------        -------

OPERATING INCOME                                           151            262

OTHER INCOME (EXPENSE):
Interest expense                                          (560)          (524)
Interest income                                             25             19
Gain on sale of land                                        84              -
Other                                                        6             27
                                                       -------        -------

                                                          (445)          (478)
                                                       -------        -------

LOSS BEFORE INCOME TAX BENEFIT                            (294)          (216)
Income tax benefit                                        (123)           (85)
                                                       -------        -------

NET LOSS                                                  (171)          (131)
Dividends on preferred shares                               (7)            (7)
                                                       -------        -------

NET LOSS APPLICABLE TO COMMON SHARES                   $  (178)       $  (138)
                                                       =======        =======

LOSS PER COMMON SHARE:
Primary                                                $ (0.07)       $ (0.06)
                                                       =======        =======

Fully diluted                                          $ (0.07)       $ (0.06)
                                                       =======        =======

CASH DIVIDENDS PER COMMON SHARE                        $  0.10        $  0.10
                                                       =======        =======

WEIGHTED-AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES:
Primary                                                  2,423          2,390
                                                       =======        =======

Fully diluted                                            2,423          2,390
                                                       =======        =======

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                                March 31,
                                                       ------------------------
                                                          1995           1994
                                                       --------       ---------

                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $  (171)       $  (131)

    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                    934            924
          Deferred income taxes                            135            996
          Changes in assets and liabilities:
               Customers' accounts receivable              285            (22)
               Other current assets                         30            610
               Accounts payable                           (159)        (2,274)
               Other current liabilities                  (860)        (2,123)
               Other, net                                   80           (156)
                                                       -------        -------
    Total adjustments                                      445         (2,045)
                                                       -------        -------

    Net cash provided by (used in) in operating
      activities                                           274         (2,176)
                                                       -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment          (1,878)        (1,191)
    Net redemption of U.S. Government securities             -          1,503
                                                       -------        -------
    Net cash provided by (used in) investing
      activities                                        (1,878)           312
                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings of short-term debt                    1,675          1,850
    Net proceeds from dividend reinvestment and
       employee stock purchase plans                        60             90
    Additions to advances for construction                  13              -
    Dividends paid                                        (249)          (245)
    Contributions in aid of construction, net             (104)            77
    Payments on advances for construction                  (42)          (518)
                                                       -------        -------

    Net cash provided by financing activities            1,353          1,254
                                                       -------        -------

Net decrease in cash and cash equivalents                 (251)          (610)

Cash and cash equivalents at beginning of year             828          2,979
                                                       -------        -------

Cash and cash equivalents at end of quarter            $   577        $ 2,369
                                                       =======        =======


See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Southwest Water Company (hereafter together with its consolidated subsidiaries referred to as "Company" or "Registrant" unless the context otherwise indicates) reflect all adjustments (including adjustments which are of a normal recurring nature) necessary to present fairly the financial position and results of operations.

2. The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. The first quarter is normally the quarter with the lowest average water usage per customer for the Company's water utilities. The operations of the Company's service business are also seasonal in nature.

3. Primary earnings per share are calculated using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, after recognition of dividend requirements on preferred shares. Common equivalent shares arise from stock options. Fully diluted earnings per share were computed based upon the weighted-average number of common shares and dilutive common equivalent shares outstanding, assuming the 9.5% convertible subordinated debentures were converted at the beginning of the period and the related interest for the period, net of income taxes, was eliminated.

                                    ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1995, the Company had cash and cash equivalent balances totaling approximately $577,000 and unused lines of credit from commercial banks of $8,375,000. In 1995, the Company borrowed a net $1,675,000 on its lines of credit to meet construction and operating requirements. Additional borrowing is anticipated during 1995 to meet construction, operating and debt service requirements.

The Company has additional borrowing capacity under its First Mortgage Bond Indentures of approximately $20,730,000. The amount of additional borrowings available to the Company under the indentures and lines of credit is limited by certain financial covenants that restrict additional borrowings at March 31, 1995, to a maximum of approximately $11,599,000.

The Company's liquidity and capital resources are influenced primarily by construction expenditures at Suburban Water Systems (Suburban) for the replacement and renovation of existing water utility facilities and construction expenditures for new water and wastewater utility facilities at New Mexico Utilities, Inc. (New Mexico). Additionally, liquidity is influenced by the Company's continuing investment in its service business, ECO Resources, Inc.
(ECO).

The Company's additions to property, plant and equipment approximated $1,878,000 for the three months ended March 31, 1995, representing an increase of $687,000 over the same period of 1994. This increase relates primarily to capital expenditures incurred at New Mexico due to construction in New Mexico's service area. The Company will continue its construction programs, with 1995 capital expenditures estimated at $11,600,000, of which approximately $2,700,000 is estimated to be in the form of developer contributions. Because these estimates are subject to management's ongoing review, actual expenditures may vary. These construction expenditures, as well as the Company's ongoing investment in ECO, affect the Company's liquidity.

The amount and timing of future long-term financings will depend on various factors discussed earlier, the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements.

REGULATORY AFFAIRS AND INFLATION:

The rates and operations of the Company's utilities are regulated primarily by the Public Utilities Commission of the State of California (CPUC) and the New Mexico Public Utility Commission (NMPUC). The rates are intended to provide a reasonable return on common equity. The Company's expected future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

Effective January 1, 1995, the CPUC granted Suburban an annual "step" adjustment for its Whittier/La Mirada District customers, yielding additional annual revenues of $286,000. Suburban is currently authorized an 11% return on common equity. This authorized rate of return is moderately favorable in comparison to rates currently granted to other water utilities by the CPUC.

Suburban filed a preliminary general rate increase application with the CPUC in April 1995. The general rate increase, if approved, would be effective early in 1996. Suburban's general rate application covers both of its service districts based upon recent suggestions by the CPUC. This general rate increase application requests an increase in rates of approximately 11%. New Mexico anticipates filing a general sewer rate increase application with the NMPUC in May 1995, requesting a 10% increase in rates, effective early in 1996.

From 1989 through 1995, the Company recorded pretax gains on five land transactions which aggregated $1,900,000. On January 7, 1994, the CPUC ruled on the 1989 sale and allowed Suburban to retain $210,000 in income, in accordance with CPUC accounting regulations, as opposed to distributing it to ratepayers in the form of water rate reductions. However, a more recent CPUC decision involving an unrelated water company required that its gain on the sale of land be split equally between the ratepayers and the stockholders. Suburban's remaining transactions (with pretax gains of $1,690,000) are subject to CPUC review; however, management believes these gains belong to the stockholders. Accordingly, no provision for any liability has been recorded in the accompanying consolidated condensed financial statements.

The operations of ECO are not regulated. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments that approximate inflation rates. Contracts with municipal utility districts, which are usually shorter term contracts, do not generally include inflation adjustments.

ENVIRONMENTAL AFFAIRS:

The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (EPA) and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act, and the Resource Conservation and Recovery Act. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. Costs associated with the testing of the Company's water supplies have, however, increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract revenues.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1995 Versus Three Months Ended March 31, 1994
- --------------------------------------------------------------------------

Fully diluted loss per common share for the three months ended March 31 increased from a loss per share of $.06 in 1994 to a loss per share of $.07 in 1995. Results for the three months ended March 31, 1995 include a net gain of $50,000, or $.02 per fully diluted share, resulting from the sale of land by Suburban.

Operating income decreased $111,000 in the three months ended March 31, 1995, over the same period in 1994, and, as a percentage of operating revenues, decreased from 2% in 1994 to 1% in 1995. Utility operating income decreased during the three months ended March 31, 1995 as Suburban experienced the negative effects of a decrease in customer water consumption due to heavy rains and cooler than normal temperatures in Southern California. New Mexico experienced the positive effects of increases in customer water consumption resulting from the addition of new customers during 1995 as compared with 1994. ECO experienced an increased operating loss during this same period, due primarily to higher selling expenses, as well as a $37,000 settlement of a lawsuit.

The results of operations for the three-month period may not necessarily be indicative of the results to be expected for the full year, due to the seasonal nature of the Company's operations. The first quarter is normally the quarter with the lowest average water usage per customer for the Company's water utilities. The operations of ECO are also seasonal in nature. Moderate rainfall hampers ECO's performance because less billable work can be performed. Heavy rainfall often has the opposite effect, as it may create opportunities for additional billable work.

Operating revenues
- ------------------

Operating revenues increased $188,000 or 2% during the three months ended March 31, 1995, over the same period in 1994.

Water utility operating revenues decreased by $124,000. Heavy rainfall and cooler temperatures in Southern California caused Suburban's customers to decrease water consumption by approximately 10% during this period as compared with 1994, resulting in a revenue decrease of approximately $370,000. However, Suburban received the benefits of a step rate increase which resulted in additional revenues of $77,000 in 1995. New Mexico's customers' water consumption increased by 17% during this period over 1994, representing an increase in water revenues of $46,000. As anticipated, construction has continued in New Mexico's service area with 130 new water customers added during the three months ended March 31, 1995. Higher sewer collection revenues by New Mexico, resulting from higher volume, led to an increase in revenues of $123,000.

ECO's revenues increased $312,000 during this period as compared to the same period in 1994 as a result of new contract revenues in Texas.

Direct operating expenses
- -------------------------

Direct operating expenses increased $308,000 or 4% in the three months ended March 31, 1995, as compared to the same period of 1994. As a percentage of operating revenues, these expenses increased from 78% in 1994 to 80% in 1995.

Water utility direct operating expenses increased $13,000 during the three months ended March 31, 1995, as compared to the same period of 1994. The decrease in Suburban's water production resulted in a decrease in water, power and gas expenses of $277,000. New Mexico experienced higher sewer collection expenses of $107,000 related directly to the corresponding increase in volume. Increases in payroll and associated benefits, depreciation, repairs and other expenses at Suburban and New Mexico also contributed to an increase in direct operating expenses of $183,000.

ECO's direct operating expenses increased approximately $321,000 during 1995 as compared with 1994, related to higher expenses associated with the addition of new contracts in Texas. ECO recorded higher than planned labor and other expenses related to a new contract in the Rio Grande Valley. ECO anticipates performing certain repairs and maintenance services for this customer in the Rio Grande Valley, during the second and third quarters of 1995. Once these repairs are completed, ECO will reduce current direct operating expenses.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses decreased $9,000 during the three months ended March 31, 1995, as compared to the same period of 1994. As a percentage of operating revenues, these expenses remained constant at 19% in 1995 and 1994. Suburban's legal expenses decreased $74,000 during this period compared with the same period of 1994. ECO's selling expenses increased $17,000 during this period related to ECO's expanded sales and marketing activity in the pursuit of new contracts. Additionally, ECO settled a lawsuit for $37,000, as noted earlier.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     As described in Registrant's Form 10-K Reports for the years ended December 31, 1992, 1993 and 1994, Suburban was a defendant in three lawsuits arising from a chlorine gas leak that occurred in October 1990 at a Suburban water distribution facility. In two of the actions, the plaintiffs were, respectively, five employees and 22 employees (and some spouses) of a manufacturing plant located adjacent to a water production facility owned and operated by Suburban. In the third action, the plaintiff was the workers' compensation carrier for the operator of the adjacent manufacturing plant. The plaintiffs in the three actions sought general damages in excess of $3.8 million, and the plaintiffs in the action involving 22 employee plaintiffs sought unspecified punitive damages.

     As earlier reported, in January 1994 Suburban settled with all of the plaintiffs for aggregate cash payments of approximately $1.5 million. These settlements included releases of all claims against Suburban and dismissals with prejudice of the actions and are the last known claims arising out of this incident.

     At the time of the chlorine gas incident, Registrant and Suburban maintained liability insurance coverage of $20 million. However, the Registrant's primary and excess liability insurance carrier declined to defend or indemnify Suburban on the basis of allegedly applicable exclusions in the policies. Suburban believes it is entitled to defense and indemnity under these policies and filed a lawsuit against the carrier to obtain reimbursement for the full settlement amounts and all associated defense costs. On May 3, 1994, in the U.S. District Court, Central District of California, the insurance carrier was granted a summary judgment dismissing Suburban's action. On May 31, 1994, Suburban appealed this judgment, and the appeal is pending. Suburban will seek recovery of defense expenses through future CPUC rate proceedings. There is no assurance that recovery of such costs will be allowed. Suburban will not recognize income on these potential recoveries until amounts, if any, are received. Additionally, this litigation will have no future material adverse effect on the Registrant's financial condition or results of operations.

     As described in the Registrant's Form 10-K Report for the year ended December 31, 1994, ECO was named as a defendant in a lawsuit filed on April 15, 1992, in Houston, Texas, by certain homeowners and Pulte Home Corporation of Texas (Pulte). The plaintiffs allege that in 1989, ECO, as an independent contractor for Municipal Utility District #81 (MUD #81) in Houston, Texas, failed to change the treatment of the water supplied to plaintiffs after the plaintiffs made MUD #81 and ECO aware of highly corrosive elements in the water supplied. Plaintiffs additionally allege that this resulted in accelerated corrosion of residential plumbing pipes. The original complaint requested unspecified special damages and reasonable attorneys' fees.

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

     As described in the Registrant's Form 10-K Report for the year ended December 31, 1994, ECO and Southbend Municipal Utility District (Southbend) were named as defendants in a lawsuit filed on February 15, 1993, in Harris County, Texas, by homeowner customers. The plaintiffs alleged that ECO, as an independent contractor for Southbend in Houston, Texas, failed to adequately test the water delivered to residents to detect contaminants that would cause
harm to persons in the Southbend subdivision.   Plaintiffs also alleged physical
and mental personal injuries resulting from defendants' alleged negligence. ECO vigorously defended the case, and defense counsel discovered facts indicating that the action was barred by res judicata resulting from a settlement in an earlier similar action. Such counsel made an appropriate demand upon plaintiffs and, on January 13, 1995, the plaintiffs filed a motion requesting dismissal of this action against ECO. Such motion was granted without prejudice as to all plaintiffs on January 20, 1995. As a result, the Registrant believes the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or its results of operations. A second independent lawsuit by another Southbend customer was filed in March 1993 with substantially the same allegations as to ECO's performance. No specific damages were claimed in that action. The Registrant applied the successful defense strategy used in the first litigation to this second litigation. In March 1995, the plaintiffs filed a motion for non-suit of all plaintiffs' claims against ECO which was granted on March 20, 1995, resulting in a dismissal of this action as to ECO. ECO does not have any further financial exposure with respect to the claims made in these actions.

     As described in the Registrant's Form 10-K Report for the year ended December 31, 1994, Suburban is a defendant and cross defendant in two actions filed in, respectively, March 1994 and June 1994 in the Superior Court of Los Angeles County and arising out of a slope slide or failure in 1992 in a hilly, residential development in West Covina, California. One of the plaintiffs, Dr. Mendoza, is the owner of a residence located below the failed slope. The other plaintiff, South Hills Home Partnership, is a developer of a tract of lots, including one lot adjacent to the failed slope. Defendants in the actions include the owners of the lot above and containing the failed slope, Suburban and an engineer and contractor who directed and conducted repair work to the slope after a prior failure in 1978. Claims raised by the plaintiffs and certain cross defendants are described in Registrant's 1994 Form 10-K Report as is the consolidation of the two cases.

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

     As described in Registrant's Form 10-K Report for the year ended December 31, 1994, a written request for information was received in June 1994 from the Enforcement Division of the Securities and Exchange Commission (the "Commission") concerning trading in the common stock of the Registrant from July 1993 to August 1993. The Registrant voluntarily responded to such request in July 1994. In October 1994, the Registrant was again contacted by the Commission to arrange for oral depositions of the Registrant's directors, its three officers and one employee of the Registrant. Concurrently, the Commission served subpoenas requesting documents and records of the deponents. The individual deponents responded to such subpoenas, and the depositions were taken in late 1994. Legal counsel for the Registrant was present at all depositions.

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

     The Registrant has had a written policy for a number of years prohibiting its officers, directors and employees both from trading on the basis of inside information and from providing such information to others. This policy has been communicated to all officers and directors as well as to key employees. The Registrant is not aware of any officer, director or employee who provided any inside information to any person making the sales being examined by the Commission.

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

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At the Annual Meeting of Stockholders, held on May 9, 1995, all of the members of the Board of Directors were re-elected by the following votes:

     Name of Director           Votes For   Votes Withheld
     ----------------           ---------   --------------
     Michael J. Fasman          1,940,391       125,212
     Anton C. Garnier           1,950,336       115,267
     Monroe Harris              1,948,774       116,829
     Donovan D. Huennekens      1,948,694       116,909
     Richard Kelton             1,949,322       116,281
     Richard G. Newman          1,949,805       115,798

In addition, KPMG Peat Marwick LLP was ratified as independent auditors for 1995 by the following vote: votes for - 1,969,849; votes against - 77,128; and votes abstained - 18,626.

No broker non-votes were recorded.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K

     3.1B Certificate of Amendment of Article Fourth of Articles of Incorporation dated March 30, 1995, filed herewith.

     10.11 Form of Severance Compensation Agreement between the Company and Anton C. Garnier, Diane Castello Pitts, Michael O. Quinn, Robert
               L. Swartwout and James E. Furman, dated various dates in 1995.

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SOUTHWEST WATER COMPANY
                                            -----------------------
                                            (Registrant)



Dated:  May 10, 1995                        /s/ ANTON C. GARNIER
- --------------------                        --------------------
                                            Anton C. Garnier,
                                            Director and President
                                            (Principal Executive Officer)





Dated:  May 10, 1995                        /s/ DIANE CASTELLO PITTS
- --------------------                        ------------------------
                                            Diane Castello Pitts,
                                            Corporate Controller and Treasurer
                                            (Principal Accounting Officer)