Form 10-Q
period 1995-06-30
SOUTHWEST WATER CO
filed 1995-08-11
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934


          FOR THE PERIOD ENDED JUNE 30, 1995

                                      OR

 _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________
          Commission file number:  0-8176


   LOGO OF                       SOUTHWEST WATER COMPANY
  SOUTHWEST        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
WATER COMPANY


                   DELAWARE                             95-1840947
           (STATE OR JURISDICTION OF                  (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


     225 NORTH BARRANCA AVENUE, SUITE 200
            WEST COVINA, CALIFORNIA                      91791-1605
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                (818) 915-1551
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X    NO
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On July 31, 1995, there were 2,438,297 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information:
- -------

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets -
         June 30, 1995 and December 31, 1994                              3 - 4

         Consolidated Condensed Statements of Operations -
         Three months ended June 30, 1995 and 1994                            5

         Consolidated Condensed Statements of Operations -
         Six months ended June 30, 1995 and 1994                              6

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 1995 and 1994                              7

         Notes to Consolidated Condensed Financial
         Statements                                                           8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9 - 13

Part II. Other Information:
- --------

Item 1.  Legal Proceedings                                              14 - 16

Item 6.  Exhibits and Reports on Form 8-K                                    16

         Signatures                                                          17

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                          ASSETS
- ---------------------------------------------------------------

                                                                      June 30,      December 31,
                                                                        1995            1994
                                                                    -----------     ------------
                                                                    (Unaudited)
                                                                           (In thousands)
Current Assets:
    Cash and cash equivalents                                              $335             $828
    Customers' accounts receivable                                        7,188            6,021
    Other current assets                                                  1,871            2,011
                                                                    -----------     ------------
                                                                          9,394            8,860
Property, Plant and Equipment:

    Utility property, plant and equipment - at cost                      99,972           96,179
    Non-utility property, plant and equipment - at cost                   6,104            5,923
                                                                    -----------     ------------
                                                                        106,076          102,102

    Less accumulated depreciation and amortization                       30,953           29,966
                                                                    -----------     ------------
                                                                         75,123           72,136

Other Assets                                                              6,244            5,838
                                                                    -----------     ------------

Total                                                                   $90,761          $86,834
                                                                    ===========     ============


See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------

                                                                      June 30,      December 31,
                                                                        1995            1994
                                                                    -----------     ------------
                                                                    (Unaudited)
                                                                           (In thousands)
Current Liabilities:
    Current portion of long-term debt and bank notes payable             $6,882           $3,491
    Accounts payable                                                      1,200            1,185
    Other current liabilities                                             6,616            6,455
                                                                    -----------     ------------
                                                                         14,698           11,131

Other Liabilities and Deferred Credits:

    Long-term debt                                                       20,500           20,500
    Advances for construction                                             9,083            9,151
    Contributions in aid of construction                                 11,049           10,683
    Deferred income taxes                                                 3,459            3,260
    Other liabilities and deferred credits                                3,738            3,577
                                                                    -----------     ------------

Total Liabilities and Deferred Credits                                   62,527           58,302

Commitments and Contingencies

Stockholders' Equity:

    Cumulative preferred stock                                              519              530
    Common stock                                                             24               24
    Paid-in capital                                                      17,361           17,241
    Retained earnings                                                    10,398           10,820
    Unamortized value of restricted stock issued                            (68)             (83)
                                                                    -----------     ------------

Total Stockholders' Equity                                               28,234           28,532
                                                                    -----------     ------------

Total                                                                   $90,761          $86,834
                                                                    ===========     ============

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                      June 30,
                                           ------------------------------
                                                1995            1994
                                           --------------  --------------
                                                (In thousands except
                                                 per share amounts)
Operating Revenues                                $13,329         $12,694

Operating Expenses:
Direct operating expenses                          10,005           9,642
Selling, general and administrative                 2,321           2,127
                                           --------------  --------------

                                                   12,326          11,769
                                           --------------  --------------

Operating Income                                    1,003             925

Other Income (Expense):
Interest expense                                     (597)           (569)
Interest income                                        19              23
Other                                                   1               2
                                           --------------  --------------

                                                     (577)           (544)
                                           --------------  --------------

Income Before Income Taxes                            426             381
Provision for income taxes                            178             140
                                           --------------  --------------

Net Income                                            248             241
Dividends on preferred shares                          (7)             (7)
                                           --------------  --------------

Net Income Available For Common Shares               $241            $234
                                           ==============  ==============

Earnings Per Common Share:
Primary                                             $0.10           $0.10
                                           ==============  ==============

Fully diluted                                       $0.10           $0.10
                                           ==============  ==============

Cash Dividends Per Common Share                     $0.10           $0.10
                                           ==============  ==============

Weighted-Average Outstanding Common
   And Common Equivalent Shares:
Primary                                             2,431           2,401
                                           ==============  ==============

Fully diluted                                       2,483           2,457
                                           ==============  ==============

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                For the six months ended June 30, 1995 and 1994
                                  (Unaudited)


                                                     June 30,
                                              ---------------------
                                                1995         1994
                                              --------     --------
                                              (In thousands except
                                                per share amounts)
Operating Revenues                             $24,619      $23,796

Operating Expenses:
Direct operating expenses                       19,025       18,354
Selling, general and administrative              4,440        4,255
                                              --------     --------

                                                23,465       22,609
                                              --------     --------

Operating Income                                 1,154        1,187

Other Income (Expense):
Interest expense                                (1,157)      (1,093)
Interest income                                     44           42
Gain on sale of land                                84            -
Other                                                7           29
                                              --------     --------

                                                (1,022)      (1,022)
                                              --------     --------

Income Before Income Taxes                         132          165
Provision for income taxes                          55           55
                                              --------     --------

Net Income                                          77          110
Dividends on preferred shares                      (14)         (14)
                                              --------     --------

Net Income Available For Common Shares             $63          $96
                                              ========     ========

Earnings Per Common Share:
Primary                                          $0.03        $0.04
                                              ========     ========

Fully diluted                                    $0.03        $0.04
                                              ========     ========

Cash Dividends Per Common Share                  $0.20        $0.20
                                              ========     ========

Weighted-Average Outstanding Common
   And Common Equivalent Shares:
Primary                                          2,427        2,396
                                              ========     ========

Fully diluted                                    2,479        2,453
                                              ========     ========

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994
                                  (Unaudited)


                                                                     June 30,
                                                              ---------------------
                                                                1995         1994
                                                              --------     --------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                     $77         $110

    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                          1,874        1,830
          Deferred income taxes                                    199        1,011
          Changes in assets and liabilities:
               Customers' accounts receivable                   (1,167)        (799)
               Other current assets                                140         (288)
               Accounts payable                                     15       (2,312)
               Other current liabilities                           161         (659)
          Other, net                                              (226)         389
                                                              --------     --------
    Total adjustments                                              996         (828)
                                                              --------     --------

    Net cash provided by (used in) operating activities          1,073         (718)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment                  (4,918)      (3,850)
    Net redemption in U.S. Government securities                     -        1,014
                                                              --------     --------
    Net cash used in investing activities                       (4,918)      (2,836)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings of short-term debt                            3,391        2,650
    Contributions in aid of construction                           366          131
    Net proceeds from dividend reinvestment and
      employee stock purchase plans                                161          147
    Additions to advances for construction                         122            -
    Dividends paid                                                (498)        (491)
    Payments on advances for construction                         (190)        (534)
    Decrease in long-term debt                                       -           (9)
                                                              --------     --------
    Net cash provided by financing activities                    3,352        1,894
                                                              --------     --------

Net decrease in cash and cash equivalents                         (493)      (1,660)

Cash and cash equivalents at beginning of year                     828        2,979
                                                              --------     --------

Cash and cash equivalents at end of quarter                       $335       $1,319
                                                              ========     ========

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)



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

2. The results of operations for the periods ended June 30, 1995 and 1994 may not necessarily be indicative of the results to be expected for the full year. The second and third quarters normally incur the highest average water usage per customer for the Company's water utilities. The operations of the Company's service business are also seasonal in nature.

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

                                    ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1995, the Company had cash and cash equivalent balances totaling approximately $335,000 and unused lines of credit from commercial banks of $7,650,000. In 1995, the Company borrowed a net $3,400,000 on its lines of credit to meet construction and operating requirements. Additional borrowing is anticipated during 1995 to meet construction, operating and debt service requirements.

The Company has additional borrowing capacity under its First Mortgage Bond Indentures of approximately $22,300,000. The amount of additional borrowings available to the Company under the indentures and lines of credit is limited by certain financial covenants that restrict additional borrowings at June 30, 1995, to a maximum of approximately $8,400,000.

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

The Company's additions to property, plant and equipment approximated $4,918,000 for the six months ended June 30, 1995, representing an increase of $1,068,000 over the same period of 1994. This increase relates primarily to capital expenditures incurred at New Mexico due to residential and commercial construction in New Mexico's service area. Approximately $660,000 of the total additions were received by the Company's utilities through developer contributions. The Company will continue its construction programs, with 1995 capital expenditures estimated at approximately $12,000,000, of which approximately $3,000,000 is estimated to be in the form of developer contributions. Because these estimates are subject to management's ongoing review, actual expenditures may vary. These construction expenditures, as well as the Company's ongoing investment in ECO, affect the Company's liquidity.

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

Suburban filed a general rate increase application with the CPUC in May 1995. The general rate increase, if approved, would be effective early in 1996. Suburban's general rate application covers both of its service districts based upon recent suggestions by the CPUC. This general rate increase application requests an increase in rates of approximately 11%. New Mexico filed a general sewer rate increase application with the NMPUC in May 1995, requesting a 10% increase in rates.

From 1989 through June 1995, the Company recorded pretax gains on five land transactions which aggregated $1,900,000. On January 7, 1994, the CPUC ruled on the 1989 sale and allowed Suburban to retain $210,000 in income, in accordance with CPUC accounting regulations, as opposed to distributing it to ratepayers in the form of water rate reductions. However, a more recent CPUC decision involving an unrelated water company required that its gain on the sale of land be split equally between the ratepayers and the stockholders. Suburban's remaining transactions (with pretax gains of $1,690,000) are subject to CPUC review; however, management believes these gains belong to the stockholders. Accordingly, no provision for any liability has been recorded in the accompanying consolidated condensed financial statements.

Both the California Assembly and Senate are reviewing legislation entitled the Water Utility Infrastructure Improvement Act of 1995 (SB1025). This bill, introduced by Senator Peace, would amend existing law to require water utilities which sell property that is no longer necessary or useful, to invest the net proceeds in utility plant. Additionally the bill authorizes the water utility the opportunity to earn a reasonable return on the reinvestment. This bill, if passed, will apply to properties sold in 1996 and later. CPUC review of any such transaction will only be needed to ensure that net sale proceeds are invested in utility plant.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1995 Versus Three Months Ended June 30, 1994
- ------------------------------------------------------------------------

Fully diluted earnings per common share for the three months ended June 30 was $.10 in both 1995 and 1994. Results for the three months ended June 30, 1995 include a net gain of $105,000 resulting from the recovery of prior years' property tax assessments recorded by Suburban.

Operating income increased $78,000 in the three months ended June 30, 1995, over the same period in 1994, and, as a percentage of operating revenues, increased from 7% in 1994 to 8% in 1995. Utility operating income increased $350,000 during the three months ended June 30, 1995. Suburban received the benefits of a step revenue rate increase, effective January 1, 1995 and, as noted above, recorded a benefit from recovery of disputed property tax assessments. New Mexico experienced the positive effects of an increase in customer water consumption resulting from the addition of new customers during 1995 as compared with 1994. ECO experienced an increased operating loss of $202,000 during this same period, due primarily to unusually high operating expenses associated with new contracts, lower gross profit margins on billable and project services and high expenses associated with acquiring new business.

The results of operations for the three-month period may not necessarily be indicative of the results to be expected for the full year, due to the seasonal nature of the Company's operations. The second and third quarters normally include the highest average water usage per customer for the Company's water utilities. The operations of ECO are also seasonal in nature. Moderate rainfall hampers ECO's performance because less billable work can be performed. Heavy rainfall often has the opposite effect, since it may create opportunities for additional billable work.

Operating revenues
- ------------------

Operating revenues increased $635,000 or 5% during the three months ended June 30, 1995 over the same period in 1994.

Water utility operating revenues increased by $255,000. Southern California experienced unusually heavy rainfall during this period as compared with 1994, leading to a moderate decrease of water consumption by Suburban customers. However, Suburban received the benefits of a step rate increase which resulted in additional revenues of $87,000. New Mexico's customers' water consumption increased by 9% during this period over 1994, representing an increase in water revenues of $63,000. As anticipated, construction has continued in New Mexico's service area with 144 new water customers added during the three months ended June 30, 1995. Higher sewer collection revenues by New Mexico, resulting from higher volume, led to an increase in revenues of $129,000.

ECO's revenues increased $380,000 during this period as compared to the same period in 1994 as a result of revenues from new contracts, as well as increases in billable and project revenues in Texas.

Direct operating expenses
- -------------------------

Direct operating expenses increased $363,000 or 4% in the three months ended June 30, 1995, as compared to the same period of 1994. As a percentage of operating revenues, these expenses decreased from 76% in 1994 to 75% in 1995.

Water utility direct operating expenses decreased $172,000 during the three months ended June 30, 1995, as compared to the same period of 1994. The decrease in Suburban's water production resulted in a moderate decrease in water, power and gas expenses. Suburban also recorded a $175,000 benefit from the recovery of disputed property tax assessments as noted above. These decreases in direct operating expenses were partially offset by higher sewer collection expenses in New Mexico, related directly to the corresponding increase in volume, as well as increases in payroll, associated payroll benefits, depreciation, repairs and other expenses at Suburban and New Mexico.

ECO's direct operating expenses increased approximately $535,000 during this period as compared with the same period of 1994, resulting in part from unusually high expenses associated with the addition of new contracts in Texas. ECO anticipates performing certain repairs and maintenance services for a new contract customer in the Rio Grande Valley during the third and fourth quarters of 1995. Once these repairs are completed, ECO will reduce the level of operating expenses incurred for this customer because ECO anticipates fewer operating inefficiencies and other system maintenance problems. Additionally, higher expenses associated with increased billable and project revenues in Texas also contributed to the increase in direct operating expenses.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses increased $194,000 during the three months ended June 30, 1995, as compared to the same period of 1994. As a percentage of operating revenues, these expenses remained constant at 17% in 1995 and 1994. Suburban's legal expenses decreased $64,000 during this period compared with the same period of 1994. This amount was offset by higher payroll, associated payroll benefits and other expenses of $141,000 at Suburban and New Mexico. ECO's selling, general and administrative expenses increased $47,000 during this period due to ECO's expanded sales and marketing activity in the pursuit of new contracts. General and administrative expenses of the parent holding company increased $70,000, primarily due to higher consulting and outside service expenses.

Six Months Ended June 30, 1995 Versus Six Months Ended June 30, 1994
- --------------------------------------------------------------------

Fully diluted earnings per common share for the six months ended June 30 decreased from $.04 per share in 1994 to $.03 per share in 1995. Results for the six months ended June 30, 1995 include a net gain of $50,000, or $.02 per fully diluted share, resulting from the sale of land by Suburban, and a net gain of $105,000 due to recovery of disputed property tax assessments as discussed earlier.

Operating income decreased $33,000 in the six months ended June 30, 1995 over the same period in 1994, and, as a percentage of operating revenues, remained level at 5% in 1994 and 1995. Utility operating income increased $295,000
during the six months ended June 30, 1995.   Suburban experienced the negative
effects of a decrease in customer water consumption due to heavy rains and cooler than normal temperatures in Southern California, but operating income increased due to lower expenses and the recovery of disputed property tax assessments. New Mexico experienced the positive effects of increases in customer water consumption resulting from the addition of new customers during this period as compared with the same period of 1994. ECO experienced an increased operating loss of $308,000 during this same period, due primarily to unusually high operating expenses associated with new contracts, lower gross profit margins on billable and project services and higher expenses associated with acquiring new business.

The results of operations for the six-month period may not necessarily be indicative of the results to be expected for the full year, due to the seasonal nature of the Company's operations. The second and third quarters normally include the highest average water usage per customer for the Company's water utilities. The operations of ECO are also seasonal in nature. Moderate rainfall hampers ECO's performance because less billable work can be performed. Heavy rainfall often has the opposite effect, since it may create opportunities for additional billable work.

Operating revenues
- ------------------

Operating revenues increased $823,000 or 3% during the six months ended June 30, 1995 over the same period in 1994.

Water utility operating revenues increased by $131,000. Heavy rainfall and cooler temperatures in Southern California caused Suburban's customers to decrease water consumption by approximately 5% during this period as compared with 1994, resulting in a revenue decrease of approximately $394,000. However, Suburban received the benefits of a step rate increase which resulted in additional revenues of $164,000 in 1995. New Mexico's customers' water consumption increased by 11% during this period over 1994, representing an increase in water revenues of $109,000. As anticipated, construction has continued in New Mexico's service area with 274 new water customers added during the six months ended June 30, 1995. Higher sewer collection revenues by New Mexico, resulting primarily from higher volume, led to an increase in revenues of $252,000.

ECO's revenues increased $692,000 during this period as compared to the same period in 1994 as a result of revenues from new contracts, as well as increases in billable and project revenues in Texas.

Direct operating expenses
- -------------------------

Direct operating expenses increased $671,000 or 4% in the six months ended June 30, 1995 as compared to the same period of 1994. As a percentage of operating revenues, these expenses remained constant at 77%.

Water utility direct operating expenses decreased $185,000 during the six months ended June 30, 1995 as compared to the same period of 1994. The decrease in Suburban's water production resulted in a decrease in water, power and gas expenses. Suburban also recorded a $175,000 benefit from the recovery of disputed property tax assessments as noted earlier. These decreases in direct operating expenses were partially offset by higher sewer collection expenses in New Mexico related directly to the corresponding increase in volume, as well as increases in payroll, associated payroll benefits, depreciation, repairs and other expenses at Suburban and New Mexico.

ECO's direct operating expenses increased approximately $856,000 during 1995 as compared with 1994, resulting in part from unusually high expenses associated with the addition of new contracts in Texas. ECO anticipates performing certain repairs and maintenance services for a new contract customer in the Rio Grande Valley during the third and fourth quarters of 1995. Once these repairs are completed, ECO will reduce the level of operating expenses incurred for this customer because ECO anticipates fewer operating inefficiencies and other system maintenance problems. Higher expenses associated with increased billable and project revenues also contributed to the increase in direct operating expenses. Additionally, the new contracts entered into in 1995 earned lower gross profit margins than similar contracts in 1994 due to competitive pressures and contract start-up costs.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses increased $185,000 during the six months ended June 30, 1995, as compared to the same period of 1994. As a percentage of operating revenues, these expenses remained constant at 18% in 1995 and 1994. Suburban's legal expenses decreased $138,000 during this period compared with the same period of 1994. This amount was offset by higher payroll, associated payroll benefits and other expenses of $159,000 incurred by Suburban and New Mexico. ECO's selling, general and administrative expenses increased $107,000 during this period, primarily related to ECO's expanded sales and marketing activity in the pursuit of new contracts, as well as higher consulting and insurance expenses. Additionally, ECO settled a lawsuit for $37,000 during the first quarter of 1995.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     As described in Registrant's Form 10-K Reports for the years ended December 31, 1992, 1993 and 1994, and its Form 10-Q Report for the quarter ended March 31, 1995, Suburban was a defendant in three lawsuits arising from a chlorine gas leak that occurred in October 1990 at a Suburban water distribution facility.
In two of the actions, the plaintiffs were, respectively, five employees and 22 employees (and some spouses) of a manufacturing plant located adjacent to a water production facility owned and operated by Suburban. In the third action, the plaintiff was the workers' compensation carrier for the operator of the adjacent manufacturing plant. The plaintiffs in the three actions sought general damages in excess of $3.8 million, and the plaintiffs in the action involving 22 employee plaintiffs sought unspecified punitive damages.

     As earlier reported, in January 1994 Suburban settled with all of the plaintiffs for aggregate cash payments of approximately $1.5 million. These settlements included releases of all claims against Suburban and dismissals with prejudice of the actions and are the last known claims arising out of this incident.

     At the time of the chlorine gas incident, Registrant and Suburban maintained liability insurance coverage of $20 million. However, the Registrant's primary and excess liability insurance carrier declined to defend or indemnify Suburban on the basis of allegedly applicable exclusions in the policies. Suburban believes it is entitled to defense and indemnity under these policies and filed a lawsuit against the carrier to obtain reimbursement for the full settlement amounts and all associated defense costs. On May 3, 1994, in the U.S. District Court, Central District of California, the insurance carrier was granted a summary judgment dismissing Suburban's action. On May 31, 1994, Suburban appealed this judgment, and the appeal is pending. Suburban is seeking recovery of a portion of these defense expenses in its current general rate increase application. There is no assurance that recovery of such costs will be allowed. Suburban will not recognize income on these potential recoveries until amounts, if any, are received. Additionally, this litigation will have no future material adverse effect on the Registrant's financial condition or results of operations.

     As described in the Registrant's Form 10-K Report for the year ended December 31, 1994, and its Form 10-Q Report for the quarter ended March 31, 1995, ECO was named as a defendant in a lawsuit filed on April 15, 1992, in Houston, Texas, by certain homeowners and Pulte Home Corporation of Texas (Pulte). The plaintiffs allege that in 1989 ECO, as an independent contractor for Municipal Utility District #81 (MUD #81) in Houston, Texas, failed to change the treatment of the water supplied to plaintiffs after the plaintiffs made MUD #81 and ECO aware of highly corrosive elements in the water supplied.
Plaintiffs allege that this resulted in accelerated corrosion of residential plumbing pipes. The original complaint requested unspecified special damages and reasonable attorneys' fees.

     On April 24, 1994, the plaintiffs filed an amended complaint which alleges additional causes of action against ECO. The amended complaint alleges that plaintiffs have sustained more than $838,000 in repair damages and will incur future expenses for home repairs in the sum of $1,000,000 if the water remains untreated. Plaintiffs also allege mental pain and anguish as a result of plumbing failures, loss of home values and that ECO's conduct constitutes gross negligence. Plaintiffs are seeking at least $1,000,000 in exemplary damages. Pulte now also claims that defendant MUD #81 failed to require its agent, ECO, to change the treatment of the water to eliminate accelerated corrosion of pipes and has included MUD #81 as a direct defendant in the amended complaint. On June 14, 1995, the court granted ECO's motion for summary judgment on all causes of action and granted MUD #81's motion for summary judgment on sovereign immunity grounds. In July 1995, plaintiffs filed a motion for new trial and a motion to reconsider and to vacate the court's summary judgments.

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

     As described in the Registrant's Form 10-K Report for the year ended December 31, 1994, and its Form 10-Q Report for the quarter ended March 31, 1995, Suburban is a defendant and cross defendant in two actions filed in, respectively, March 1994 and June 1994 in the Superior Court of Los Angeles County and arising out of a slope slide or failure in 1992 in a hilly, residential development in West Covina, California. One of the plaintiffs, Dr. Mendoza, is the owner of a residence located below the failed slope. The other plaintiff, South Hills Home Partnership, is a developer of a tract of lots, including one lot adjacent to the failed slope. Defendants in the actions include the owners of the lot above and containing the failed slope, Suburban and an engineer and contractor who directed and conducted repair work to the slope after a prior failure in 1978. Claims raised by the plaintiffs and certain cross defendants are described in Registrant's 1994 Form 10-K Report as is the consolidation of the two cases.

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

     As described in Registrant's Form 10-K Report for the year ended December 31, 1994, and its Form 10-Q Report for the quarter ended March 31, 1995, a written request for information was received in June 1994 from the Enforcement Division of the Securities and Exchange Commission (the "Commission") concerning trading in the common stock of the Registrant from July 1993 to August 1993.
The Registrant voluntarily responded to such request in July 1994. In October 1994, the Registrant was again contacted by the Commission to arrange for oral depositions of the Registrant's directors, its three officers and one employee of the Registrant. Concurrently, the Commission served subpoenas requesting documents and records of the deponents. The individual deponents responded to such subpoenas, and the depositions were taken in late 1994. Legal counsel for the Registrant was present at all depositions.

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


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K

     3.2A    Amendment to Registrant's Bylaws dated June 27, 1995.

     10.5C Third Amendment to Credit Agreement and Promissory Note dated June 30, 1995, between the Registrant and First Interstate Bank.

     27      Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOUTHWEST WATER COMPANY
                                 -----------------------
                                 (Registrant)



Dated:  August 4, 1995           /s/ ANTON C. GARNIER
- ----------------------           ----------------------------------------------
                                 Anton C. Garnier, Director and President
                                 (Principal Executive Officer)





Dated:  August 4, 1995           /s/ DIANE CASTELLO PITTS
- ----------------------           ------------------------
                                 Diane Castello Pitts, Corporate Controller and
                                 Treasurer (Principal Accounting Officer)