Form 10-Q
period 1995-09-30
SOUTHWEST WATER CO
filed 1995-11-13
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


       FOR THE PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from________________ to________________

       Commission file number:  0-8176


 [LOGO OF SOUTHWEST]     SOUTHWEST WATER COMPANY
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

     On October 31, 1995, there were 2,453,386 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.      Financial Information:
-------

Item 1.      Financial Statements:

             Consolidated Condensed Balance Sheets -
             September 30, 1995 and December 31, 1994                         3

             Consolidated Condensed Statements of Income -
             Three and Nine months ended September 30, 1995 and 1994          4

             Consolidated Condensed Statements of Cash Flows -
             Nine months ended September 30, 1995 and 1994                    5

             Notes to Consolidated Condensed Financial Statements             6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations               7 - 10

Part II.     Other Information:
--------

Item 1.      Legal Proceedings                                          10 - 11

Item 6.      Exhibits and Reports on Form 8-K                                11

             Signatures                                                      12

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        September 30,              December 31,
                                                            1995                       1994
                                                        ------------               -----------
                                                         (Unaudited)
                                                                     (In thousands)
         ASSETS
         Current Assets:
           Cash and cash equivalents                          $507                       $828
           Customers' accounts reveivable                    8,511                      6,021
           Other current assets                              2,151                      2,011
                                                           -------                    -------
                                                            11,169                      8,860
         Property, Plant and Equipment:
           Utility property, plant and
             equipment-at cost                             102,073                     96,179
           Non-utility property, plant
            and equipment-at cost                            6,217                      5,923
                                                           -------                    -------
                                                           108,290                    102,102
           Less accumulated depreciation
            and amortization                                31,814                     29,966
                                                           -------                    -------
                                                            76,476                     72,136
         Other Assets                                        6,034                      5,838
                                                           -------                    -------
                                                           $93,679                    $86,834
                                                           =======                    =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
           Current portion of long-term debt
            and notes payable                               $8,930                     $3,491
         Accounts payable                                    1,352                      1,185
         Other current liabilities                           6,411                      6,455
                                                           -------                    -------
                                                            16,693                     11,131
         Other Liabilities and Deferred
          Credits:
           Long-term debt                                   19,600                     20,500
           Advances for construction                         9,266                      9,151
           Contributions in aid of
            construction                                    12,124                     10,829
           Deferred income taxes                             3,778                      3,260
           Other liabilities and deferred credits            3,335                      3,431
                                                           -------                    -------
         Total Liabilities and Deferred
          Credits                                           64,796                     58,302

         Stockholders' Equity:
           Cumulative preferred stock                          519                        530
           Common stock                                         24                         24
           Paid-in capital                                  17,449                     17,241
           Retained earnings                                10,952                     10,820
           Unamortized value of restricted stock issued        (61)                       (83)
                                                           -------                    -------
         Total Stockholders' Equity                         28,883                     28,532
                                                           -------                    -------
                                                           $93,679                    $86,834
                                                           =======                    =======

                            See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September  30,
                                                           -------------------          --------------------
                                                            1995       1994               1995       1994
                                                           --------   --------          --------    --------
                                                                (In thousands except per share amounts)
Operating Revenues                                         $16,848     $14,533           $41,467     $38,329

Operating Expenses:
Direct operating expenses                                   12,584      10,840            31,609      29,194
Selling, general and administrative                          2,321       2,070             6,761       6,325
                                                           -------     -------            ------      ------
                                                            14,905      12,910            38,370      35,519
                                                           -------     -------            ------      ------
Operating Income                                             1,943       1,623             3,097       2,810

Other Income (Expense):
Interest expense                                              (589)       (571)           (1,746)     (1,664)
Interest income                                                 12          19                56          61
Gain on sale of land                                             -           -                84           -
Other                                                           24          24                31          53
                                                           -------     -------            ------      ------
                                                              (553)       (528)           (1,575)     (1,550)
                                                           -------     -------            ------      ------
Income Before Income Taxes                                   1,390       1,095             1,522       1,260
Provision for income taxes                                     584         445               639         500
                                                           -------     -------            ------      ------
Net Income                                                     806         650               883         760
Dividends on preferred shares                                   (7)         (7)              (21)        (21)
                                                           -------     -------            ------      ------
Net Income Available For Common Shares                        $799        $643              $862        $739
                                                           =======     =======            ======      ======
Earnings Per Common Share:
Primary                                                      $0.33       $0.27             $0.35       $0.31
                                                           =======     =======            ======      ======
Fully diluted                                                $0.33       $0.26             $0.35       $0.30
                                                           =======     =======            ======      ======
Cash Dividends Per Common Share                              $0.10       $0.10             $0.30       $0.30
                                                           =======     =======            ======      ======
Weighted-Average Outstanding Common
   And Common Equivalent Shares:
Primary                                                      2,444       2,408             2,433       2,400
                                                           =======     =======            ======      ======
Fully diluted                                                2,444       2,464             2,433       2,456
                                                           =======     =======            ======      ======

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     -------------------------
                                                        1995          1994
                                                     ----------     ----------
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET            $ 1,292          $    982

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment        (6,237)           (5,487)
    Net redemption of U.S. Government securities           -             1,009
                                                     -------           -------
    Net cash used in investing activities             (6,237)           (4,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings of short-term debt                  5,439             3,100
    Contributions in aid of construction                 546               926
    Additions to advances for construction               339                 -
    Net proceeds from dividend reinvestment and
     employee stock purchase plans                       174               225
    Dividends paid                                      (750)             (740)
    Payments on advances for construction               (224)             (539)
    Payments on long-term debt                          (900)             (900)
                                                     -------           -------
    Net cash provided by financing activities          4,624             2,072
                                                     -------           -------
Net decrease in cash and cash equivalents               (321)           (1,424)
Cash and cash equivalents at beginning of year           828             2,979
                                                     -------           -------
Cash and cash equivalents at end of quarter          $   507           $ 1,555
                                                     =======           =======
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
         Interest                                     $2,110            $2,011
         Income taxes                                   $189               $40
Non-cash contributions in aid of construction
 conveyed to Company by developers                    $1,004              $474

See accompanying notes.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Southwest Water Company (the Company) and its subsidiaries operate in the water and wastewater services industry. The accompanying unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of the Company's management, are necessary to present fairly the financial position of the Company as of September 30, 1995, and the Company's results of operations for the three and nine months ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. The highest average water usage per customer for the Company's water utilities normally occurs in the second and third quarters of each year. The operations of the Company's service business, ECO Resources, Inc.
     (ECO), can also be seasonal in nature. Heavy rainfall during a quarter may create opportunities for additional billable work.

4. For the three and nine months ended September 30, 1995, the computation of primary and fully diluted earnings per common share is calculated using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, after recognition of dividend requirements on preferred shares. For the three and nine months ended September 30, 1995, the 9.5% convertible debentures were not included in the computation of fully diluted earnings per share, since they were retired on August 15, 1995. For the three and nine months ended September 30, 1994, fully diluted earnings per share were computed based upon the weighted-average number of common shares and dilutive common equivalent shares outstanding, assuming that the 9.5% convertible subordinated debentures were converted at the beginning of the period and the related interest for the period, net of income taxes, was eliminated.

5. Effective January 1, 1995, the Company was subject to Statement of Financial Accounting Standards (SFAS) No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." For the three and nine months ended September 30, 1995, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk nor financial instruments with concentrations of credit risk. Therefore, SFAS No. 119 is not expected to have a material impact on the Company's results of operations or financial condition.

6. Effective January 1, 1996, the Company will be subject to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets, including regulatory assets and certain identifiable intangibles, be reviewed for impairment. SFAS No. 121 also requires that a rate-regulated utility recognize an impairment for the amount of costs excluded from rate base by regulators. The Company does not anticipate that SFAS No. 121 will have a material impact on the Company's results of operations or financial condition.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

The Company's liquidity and capital resources are influenced primarily by construction expenditures at Suburban Water Systems (Suburban) for the replacement and renovation of existing water utility facilities, and by construction expenditures for new water and wastewater utility facilities at New Mexico Utilities, Inc. (NMUI). Additionally, liquidity is influenced by the Company's continuing investment in ECO.

At September 30, 1995, the Company had cash and cash equivalent balances totaling approximately $507,000 and unused lines of credit from commercial banks of $5,470,000. At September 30, 1995, the Company had lines of credit with three commercial banks. One of these lines of credit expires on November 30, 1995, and management expects that it will be renewed in the normal course of business. During the first nine months of 1995, the Company borrowed a net $5,580,000 on its lines of credit to meet construction and operating requirements. Additional short-term borrowing is anticipated during the remainder of 1995 to meet construction and operating requirements.

The Company has initiated negotiations with investment bankers and anticipates obtaining long-term financing during the first quarter of 1996. Proceeds from this financing would be used to repay short-term debt and fund construction requirements. The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $24,200,000. The amount of additional borrowings available to the Company under the indentures and lines of credit is limited by certain financial covenants that restrict additional borrowings at September 30, 1995, to a maximum of approximately $8,200,000.

The Company's additions to property, plant and equipment were $7,241,000 for the nine months ended September 30, 1995, representing an increase of $1,280,000 over the same period in 1994. This increase relates primarily to utility plant additions at NMUI due to residential and commercial construction in NMUI's service area. Approximately $1,000,000 of the total additions were received by the Company's utilities through developer contributions in aid of construction. The Company anticipates continuing its construction programs at this level during the next year.

The amount and timing of future long-term financings will depend on various factors discussed earlier; the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements.

REGULATORY AFFAIRS AND INFLATION:

The rates and operations of the Company's utilities are regulated by the Public Utilities Commission of the State of California (CPUC) and the New Mexico Public Utility Commission (NMPUC). The rates are intended to provide a reasonable return on common equity. The Company's expected future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

Effective January 1, 1995, the CPUC granted Suburban an annual "step" adjustment for its Whittier/La Mirada District customers, yielding additional authorized annual revenues of $286,000. Suburban is currently authorized an 11% return on common equity. This authorized rate of return is moderately favorable in comparison to rates recently granted to other water utilities by the CPUC.

In May 1995, Suburban filed a general rate increase application with the CPUC for its entire service area. The application requests an increase in rates which would result in additional revenues of approximately $4,700,000 over the next three years. A decision is expected from the CPUC early in 1996. In May 1995, NMUI filed a general sewer rate increase application with the NMPUC and in September 1995 reached a stipulated agreement with the NMPUC staff granting an 8% increase in rates, which would result in additional annual revenues of $124,000. NMUI anticipates receiving a final decision from the NMPUC early in 1996.

From 1989 through September 1995, Suburban recorded pretax gains on five land transactions which aggregated $1,900,000. On January 7, 1994, the CPUC ruled on the 1989 sale and allowed Suburban to retain $210,000 in income, in accordance with CPUC accounting regulations, as opposed to distributing it to ratepayers in the form of water rate reductions. However, a later CPUC decision in 1994 involving an unrelated water company required that its gain on the sale of land be split equally between the ratepayers and the stockholders. Suburban's remaining transactions are subject to CPUC review; however, management believes these gains belong to the stockholders. Accordingly, no liability has been recorded in the accompanying consolidated condensed financial statements.

The Water Utility Infrastructure Improvement Act of 1995 was passed by the California Assembly and Senate and signed by the governor on August 10, 1995. This bill, effective January 1, 1996, requires water utilities that sell real property that is no longer necessary or useful to invest the net proceeds in utility plant. In addition, the bill permits the water utility the opportunity to earn a reasonable return on the reinvestment. CPUC review of any such transaction would only be needed to ensure that net sale proceeds were invested in utility plant.

The California legislature has held hearings discussing the CPUC's organization and operation. The CPUC has proposed consideration of performance-based rate making. Another CPUC proposal is that water utility regulation be conducted by one CPUC division instead of by several divisions as is currently done. These legislative and CPUC developments are being closely monitored by the management of the Company. At this time, these proposals are not expected to have a material impact on the Company's results of operations.

The operations of ECO are not regulated. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments that approximate inflation rates. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------
1994
----

Fully diluted earnings per common share were $.33 in 1995 compared to $.26 in 1994.

Operating income increased $320,000, and, as a percentage of operating revenues, increased from 11% in 1994 to 12% in 1995. Utility operating income increased $172,000. ECO experienced a decreased operating loss of $229,000, due primarily to improved gross profit margins on billable and project services and operating profits recorded on new contracts. Parent company expenses increased $81,000 primarily due to higher consulting and outside services expenses.

Operating revenues
------------------

Operating revenues increased $2,315,000 or 16%.

Water utility operating revenues increased $383,000. A moderate increase of water consumption by Suburban customers resulted in an increase in revenues of $60,000. Suburban also received the benefits of a step rate increase that resulted in additional revenues of $98,000. NMUI added 133 new water customers which resulted in water consumption increasing by 14%, representing an increase in water revenues of $99,000. Higher sewer collection volume at NMUI led to an increase in revenues of $126,000.

ECO's revenues increased $1,932,000 primarily as a result of revenues from new contracts in Texas and New Mexico and increased billable and project services in Texas.

Direct operating expenses
-------------------------

Direct operating expenses increased $1,744,000 or 16%. As a percentage of operating revenues, these expenses were 75% in both 1995 and 1994.

Water utility direct operating expenses increased $167,000. NMUI recorded higher sewer collection expenses primarily related to the corresponding increase in sewer collection volume.

ECO's direct operating expenses increased $1,577,000, resulting primarily from the addition of new contracts in Texas and New Mexico and higher expenses associated with increased billable and project services in Texas.

Selling, general and administrative
-----------------------------------

Selling, general and administrative expenses increased $251,000. As a percentage of operating revenues, these expenses remained constant at 14% in 1995 and 1994. Suburban and NMUI's selling, general and administrative expenses increased $44,000 primarily due to higher payroll and associated payroll benefits. ECO's selling, general and administrative expenses increased $126,000 primarily due to expanded sales and marketing activity. As discussed above, general and administrative expenses of the parent company increased $81,000.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994
--------------------------------------------------------------------------------

Fully diluted earnings per common share increased from $.30 in 1994 to $.35 in 1995. Results for the nine months ended September 30, 1995, include a net gain of $50,000, or $.02 per fully diluted share, resulting from the sale of land by Suburban.

Operating income increased $287,000, and, as a percentage of operating revenues, remained level at 7% in 1994 and 1995. Utility operating income increased $467,000. ECO's operating loss increased by $79,000 primarily due to expanded sales and marketing activity. Parent company expenses increased $101,000 primarily due to higher consulting and outside services expenses.

Operating revenues
------------------

Operating revenues increased $3,138,000 or 8%.

Water utility operating revenues increased by $514,000. Heavy rainfall and cooler temperatures in Southern California during the first six months of 1995, caused Suburban's customers to decrease water consumption by 2%, resulting in a revenue decrease of approximately $334,000. However, Suburban received the benefits of a step rate increase that resulted in additional revenues of $262,000. NMUI added 407 new water customers which resulted in water consumption increasing by 13%, representing an increase in water revenues of $207,000. Higher sewer collection revenues by NMUI, resulting primarily from higher volume, led to an increase in revenues of $379,000.

ECO's revenues increased $2,624,000, primarily as a result of revenues from new contracts in Texas and New Mexico.

Direct operating expenses
-------------------------

Direct operating expenses increased $2,415,000 or 8%. As a percentage of operating revenues, these expenses remained constant at 76%.

Water utility direct operating expenses decreased $18,000. A 4% decrease in Suburban's water production resulted in a reduction in water, power and gas expenses of $319,000. Suburban also recorded a benefit of $175,000 from the recovery of disputed property tax assessments. These decreases in direct operating expenses were offset by higher sewer collection expenses at NMUI of $267,000 related directly to the corresponding increase in volume.

ECO's direct operating expenses increased $2,433,000, relating primarily to the corresponding increase in revenues as a result of the addition of new contracts in Texas and New Mexico.

Selling, general and administrative
-----------------------------------

Selling, general and administrative expenses increased $436,000. As a percentage of operating revenues, these expenses decreased to 16% compared to 17% in 1994. Suburban's legal expenses decreased $149,000. This amount was offset by higher payroll, associated payroll benefits, insurance and other expenses of $214,000 incurred by Suburban and NMUI. ECO's selling, general and administrative expenses increased $270,000, primarily related to expanded sales and marketing activity in the pursuit of new contracts, as well as higher consulting expenses. As discussed above, general and administrative expenses of the parent company increased $101,000.



                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

As described in the Company's Form 10-K Report for the year ended December 31, 1994, and its Form 10-Q Reports for the quarters ended March 31, 1995 and June 30, 1995, ECO was named as a defendant in a lawsuit by certain homeowners and Pulte Home Corporation of Texas. The plaintiffs allege that in 1989 ECO, as an independent contractor for Municipal Utility District #81 (MUD #81) in Houston, Texas, failed to change the treatment of the water supplied to plaintiffs after the plaintiffs made MUD #81 and ECO aware of highly corrosive elements in the water supplied. Damages claimed by the plaintiffs, including punitive damages, are described in the Company's Form 10-Q Report for the quarter ended June 30, 1995.

On June 14, 1995, the court granted ECO's motion for summary judgment on all causes of action and granted MUD #81's motion for summary judgment on sovereign immunity grounds. On July 13, 1995, plaintiffs filed a motion for new trial and a motion to reconsider and to vacate the court's summary judgments. A date has not been set to hear the motion.

As of the date when damages are first alleged to have occurred (1989) and thereafter, the Company and ECO maintained liability insurance coverage of $20 million. ECO's primary liability carrier is providing a defense for the primary cause of action against ECO, but has reserved all rights as to allegations that ECO knowingly committed intentional acts constituting "deceptive trade practices" and "negligence." The Company believes the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or results of operations.

As described in the Company's Form 10-K Report for the year ended December 31, 1994, and its Form 10-Q Reports for the quarters ended March 31, 1995 and June 30, 1995, Suburban is a defendant and cross defendant in two actions filed in March 1994 and June 1994 in the Superior Court of Los Angeles County and arising out of a slope slide or failure in 1992 in a hilly, residential development in West Covina, California. In addition to Suburban, defendants in the actions include the owners of the lot above and containing the failed slope, an engineer and a contractor who directed and conducted repair work to the slope after a prior failure in 1978. Claims raised by the plaintiffs and certain cross defendants are described in the Company's 1994 Form 10-K Report as is the consolidation of the two cases. At the initiation of Suburban's defense counsel, one of the plaintiffs dismissed his action against Suburban in March 1995 and defense counsel is discussing with another plaintiff a similar dismissal.

On June 8, 1995, a status conference was held and the judge recommended non-binding mediation. Prior to the mediation, Suburban is awaiting results of soil tests to determine the estimated cost to repair the slope. As of the date of the 1992 slope failure, the Company and Suburban maintained liability insurance coverage of $20 million. Suburban's primary liability carrier is providing a defense in the consolidated action, and Suburban is vigorously defending all
claims.   Suburban believes that it has meritorious defenses to all claims.  In the event that Suburban were determined to have any liability, the Company believes that such liability would be fully covered by the insurance policy in place. Accordingly, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOUTHWEST WATER COMPANY
                                 -----------------------
                                 (Registrant)



Dated: November 9, 1995          /s/ PETER J. MOERBEEK
-----------------------          ---------------------------------
                                 Peter J. Moerbeek, Vice President Finance and
                                 Chief Financial Officer