Form 10-K
period 1995-12-31
SOUTHWEST WATER CO
filed 1996-04-01
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to ________________

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 915-1551 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
(1)  COMMON SHARES, $.01 PAR VALUE
(2)  SERIES A, 5-1/4% PREFERRED SHARES, CUMULATIVE, $.01 PAR VALUE
                       (TITLE OF CLASSES)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES    X      NO
       -----       -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On March 29, 1996, there were 2,583,254 common shares outstanding. The aggregate market value of the Registrant's common shares held by non-affiliates of Registrant (2,349,898 shares) was approximately $27,611,000 based upon the average of the high and low stock prices as of March 15, 1996. Registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of Registrant because there is no public market for such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      DOCUMENTS                                   FORM 10-K REFERENCE
      ---------                                   -------------------
      Portions of Registrant's 1995
          Annual Report to Stockholders           Parts II and IV
      Proxy Statement dated April 10, 1996,
          for Annual Meeting of Stockholders
          on Tuesday, May 21, 1996                Part III

          SEE PAGES 19 TO 21 FOR EXHIBIT INDEX FILED WITH THIS REPORT.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

PART I.                                                                PAGE NO.
                                                                       --------
Item 1:   Business....................................................    1 - 9
Item 2:   Properties..................................................   9 - 10
Item 3:   Legal Proceedings...........................................  10 - 11
Item 4:   Submission of Matters to a Vote of Security Holders.........       11
Item 4A:  Executive Officers of the Registrant........................       12

PART II.

Item 5:   Market for the Registrant's Common Equity and Related
           Stockholder Matters........................................       13
Item 6:   Selected Financial Data.....................................       13

Item 7:   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................       13
Item 8:   Financial Statements and Supplementary Data.................       13
Item 9:   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................       13

PART III.

Item 10:  Directors and Executive Officers of the Registrant..........       14
Item 11:  Executive Compensation......................................       14
Item 12:  Security Ownership of Certain Beneficial Owners and
           Management.................................................       14
Item 13:  Certain Relationships and Related Transactions..............       14

PART IV.

Item 14:  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................  15 - 18
          Exhibit Index...............................................  19 - 21
          Signatures..................................................       22

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

  General Development of Business

  Southwest Water Company (hereafter together with its subsidiaries referred to as the "Company" or "Registrant") was incorporated under the laws of the State of California on December 10, 1954. The Company reincorporated in the State of Delaware on June 30, 1988. The Company is engaged in the water management business, providing water and wastewater services to over half a million people located throughout California, New Mexico, Texas, and Mississippi. All regulated water utility operations of the Company are conducted through two wholly-owned subsidiaries, Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). The Company's wholly-owned subsidiary, ECO Resources, Inc. ("ECO"), operates and manages water and wastewater treatment facilities owned by cities, municipalities and private entities.

  General Information

  There have been no significant changes in the way the Company does business during the year. The focus of the water management industry is customer service, not technology or manufacturing processes; therefore, the Company conducts no significant research or development activities and the Company has no patents, trademarks or licenses. The Company does use certain commodities in its daily operations, such as chemicals and supplies, which are readily available from a number of different suppliers.

  There are no individual customers of the Company who generated revenues that exceeded 10 percent of the Company's consolidated revenues, or whose loss would have a material adverse effect on the Company's consolidated operations. To date, the Company has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 1995, the Company employed 512 persons, none of whom are represented by an employee union.

A.  REGULATED UTILITY OPERATIONS

    SUBURBAN WATER SYSTEMS

  Product and Business

  Suburban is a public utility water company which produces and supplies water for residential, business, industrial and public authority use, and for private and public fire protection service under the regulation of the California Public Utilities Commission (the "CPUC"). Suburban's service areas are located within Los Angeles and Orange Counties, California.

  Suburban or its predecessor entities have been engaged in supplying water since approximately 1907. From the mid 1950s to the late 1960s, Suburban's operations rapidly expanded as the transition from agricultural land use to residential, business and industrial use occurred throughout its service areas. Suburban has experienced moderate customer growth since the late 1960s, primarily due to the population saturation of its existing service areas.

  At December 31, 1995, Suburban served 66,019 customers, including 62,319 residential customers, 2,645 business and industrial customers, 264 public authority customers and 791 fire protection service customers. During 1995, Suburban's operating revenues were 75% from sales to residential customers, 18% from sales to business and industrial customers, and 7% from sales to other customers.

  Suburban's business is subject to material fluctuations resulting, in large measure, from seasonal temperature and rainfall variations. Since most of Suburban's residential customers use more water in hot, dry weather conditions, the first quarter of each year is usually the lowest in terms of customer consumption, revenues and profitability.

  Wells and Other Water Sources

  Suburban owns 14 wells which pump water from two of the major groundwater basins in the Southern California coastal watershed: the Central Basin and the Main San Gabriel Basin (the "Main Basin"). The Main Basin is the source of approximately 70% of Suburban's total water production. The rights to pump water from these basins have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's right to produce water at levels prescribed each year by the Watermaster Boards which manage the basins. As the water levels in the Main Basin increase or decrease, the Watermaster Board adjusts the amount of water Suburban and other producers may pump from this basin without paying an additional charge. When Suburban produces water from either basin in excess of prescribed levels, an additional payment is required to provide for the replenishment of the water supply. Current levels of these basins are sufficient to eliminate any drought concerns; however, there is no assurance that the current allowable pumping levels will continue in the future. These two basins provide the lowest cost of water for Suburban.

  Since 1984, Suburban has voluntarily chosen to stop pumping water from several older, shallower and/or less efficient wells because of the presence of nitrates and certain contaminants. These wells have been replaced by new, deeper and more efficient wells. In the past, Suburban has been successful in replacing lost production capacity by shutting down certain old wells, by introducing new, deeper wells and by blending water produced from different wells. However, no assurance can be given that Suburban will be able to do so in the future.

  Suburban also purchases water from two mutual water companies. Suburban's ownership of shares in each of these mutual water companies has allowed Suburban to increase its water entitlement and maintain a lower cost of water. In addition, Suburban leases basin pumping rights from other parties which also helps reduce Suburban's cost of water.

  Supplementing this water supply is water occasionally purchased from external sources, which is at a higher cost for Suburban. Suburban has a connection to the "Lower Feeder" of the Metropolitan Water District of Southern California ("MWD") through which it purchases water to supplement the supply to its Whittier/La Mirada Service Area. Additionally, Suburban has access to another MWD connection which serves to supplement the supply of water in its San Jose Hills Service Area. Suburban also has interconnections with other water purveyors which can be used as supplemental and emergency sources of supply.

  Water Quality Regulation

  Water supplied by Suburban is subject to regulation by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act (the "US Act") and by the Office of Drinking Water of the California Department of Health Services (the "Health Department") acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The US Act provides for establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. The EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLs and other requirements of the Health Department are more restrictive than those of the EPA.

  Both the EPA and the Health Department have promulgated regulations and other pronouncements which require periodic testing and sampling of water, and which set MCLs for numerous contaminants. These regulations include permissible levels of radio nuclides (including radon), regulations governing lead and copper and mandating corrosion control studies and sampling, as well as permissible levels of volatile organic compounds ("VOCs"), herbicides, pesticides, and inorganic substances.

  Suburban's water quality assurance department regularly monitors and samples the quality of water being distributed. Samples of water from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been promulgated. In addition, sampling and testing for certain pollutants such as VOCs is conducted by independent engineers retained by the Boards of the Central Basin and the Main Basin. The results of such sampling and testing are made available to all producers, with the cost of such sampling and testing covered by Board assessments to the producers. Testing, sampling and inspections are conducted at the intervals, locations and frequencies required by EPA and Health Department regulations. In addition, chlorination is currently performed only to provide a chlorine residual required by the Health Department.

  Water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations promulgated under such legislation, and Suburban anticipates no significant capital expenditures to comply with current requirements. There can be no assurance, however, that water supplied by Suburban would meet future EPA or Health Department requirements or that such requirements will not require capital expenditures by Suburban.

  Main San Gabriel Basin Contamination

  In 1979, VOCs were discovered in the Main Basin. Most of the contamination located in the Main Basin was found in areas not within Suburban's service areas. Subsequently, underground water sampling resulted in the discovery of four large areas of groundwater VOC contamination. The areas include Suburban's Bartolo Well Field, which contains four of Suburban's producing wells and from which Suburban produces approximately 25% of its total water production. Currently, however, Suburban's wells do not contain VOCs in excess of MCLs.

  The EPA has conducted numerous studies of underground water in the Main Basin (including the Bartolo Well Field). In 1984, the EPA named the Main Basin as a Superfund site and named as potentially responsible parties ("PRPs") several large industrial companies that allegedly caused the contamination. Suburban's facilities were not named as sources of VOCs or other contamination in any portion of the Main Basin (i.e., Suburban's operations do not discharge VOCs into the ground or groundwater). However, some officials have suggested that the Main Basin water producers may have clean-up liability with respect to contaminants in the Main Basin under applicable environmental statutes on various theories by virtue of their pumping operations. It is expected that the EPA will continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any governmental agency has targeted Suburban or other water producers as PRPs.

  Certain industrial companies identified as PRPs are working with their water producers to build a $55 million water treatment facility in Baldwin Park, California. An environmental impact report is currently being reviewed for this project and, once clearance has been obtained, construction of the treatment unit may begin. The treatment plant, if constructed, would treat 19 million gallons per day of contaminated groundwater. Currently, funding for this treatment facility would not be provided directly by Suburban.

  To date, water produced from the Bartolo Well Field and other wells maintained by Suburban in the Main Basin meets all applicable governmental requirements. The treatment proposed by the EPA, and other measures taken by or available to Suburban, are intended to ensure that Suburban continues to have an adequate supply of potable water which meets all applicable governmental standards.
While technology exists to remove VOC contaminants from basin water, there can be no assurance that either (i) such technology will in the future be adequate to reduce the amounts of VOCs and other contaminants in water produced by Suburban in the Main Basin to acceptable levels or (ii) the costs of such removal will be fully recoverable from Suburban's customers. To date, Suburban has been permitted to recover from its ratepayers all expenses associated with water quality maintenance.

  During 1992, a statute was passed by the State of California establishing a Water Quality Authority (the "WQA") to oversee clean-up of water in the Main Basin. Assessments for this purpose are levied against those who own prescriptive pumping rights in the Main Basin, including Suburban. The amount of Suburban's annual assessment is approximately $348,000. Pursuant to a contract with the WQA, Suburban will operate a WQA-constructed water treatment facility (Big Dalton Treatment Facility) and the third-party well to which the facility is connected. This facility will treat approximately 1.3 billion gallons of water annually which will be distributed to Suburban's customers. Full operation by Suburban is expected to occur in 1996.

  There can be no assurance that governmental authorities will not seek in the future to recover clean-up costs from Suburban or that source polluters will not seek contribution from water producers for clean-up costs which they may be required to pay. If Suburban were required to pay any such clean-up costs, Suburban would seek to recover such costs, and costs incurred in removing contaminants from water produced, through increased rates to its customers as has been permitted by the CPUC in the past. Moreover, there are over 100 water producers in the Main Basin, and the Company believes that Suburban's share of any clean-up costs assessed against the producers would only be a small a fraction of the total. Due to the potential recovery of the clean-up costs through higher rates, such costs are not expected to have a material impact on Suburban's financial condition or results of operation.

  Competition and Rate Relief

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

  Under current CPUC practices, water rates may be increased by two methods: general rate increases and offsets for certain expense increases. General rate increases typically are for three years and include "step" increases in rates for the second and third years. General rate increases are authorized after formal proceedings with the CPUC in which the overall rate structure, expenses and rate base are examined by CPUC staff, and public hearings are held. Formal general rate proceedings require approximately 12 months from the filing of an application to the authorization of new rates by the CPUC. Rates are based on estimated expenses and capital costs for a forecasted two-year period and are established for each of the two years based on these estimates, as approved by the CPUC. Rates for the third year of the three-year rate period are set by assuming that costs and expenses will increase in the same proportion over the second year as the increase projected for the second year over the first. The step rate increases for the second and third years are allowed to compensate for projected cost increases, but are subject to later demonstration that earnings levels in the service area do not exceed the rate of return authorized at the general rate proceeding. In 1995, Suburban filed a general rate increase application with the CPUC and negotiated with the CPUC staff a 4.25% ($1,100,000) rate increase, which is expected to be effective in the second quarter of 1996. Step increases for inflation will occur in 1997 and 1998 after CPUC approval is obtained.

  Rate increases to offset increases in certain expenses such as cost of purchased water and energy costs to pump water are accomplished through an abbreviated "offset" proceeding that requires approximately two months from the time of filing a request for rate increases to the authorization of new rates. Suburban has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return.
However, any inability to increase rates would adversely affect Suburban's results of operations. On occasion, Suburban has filed for a rate decrease when actual water production costs incurred were less than CPUC-adopted water production costs. As permitted by the CPUC, Suburban records the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet.

  Future Development

  In recent years, Suburban's growth has been limited to minor extensions into new subdivisions along the periphery of its service areas. Because there is little area available for new business or industrial construction and because of recent low levels of residential growth, no significant increases in customers are projected for the near future.

  The laws of the State of California provide that no public agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under California law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation after proof of necessity is shown. Suburban is not aware of any impending proceeding relating to the condemnation of any portion of its facilities.

  The water utility business requires substantial amounts of capital for the construction, extension and replacement of water distribution facilities. This capital is generated from Suburban's operations; from periodic debt financings by Suburban; from lines of credit of the Company; from contributions in aid of construction received from developers, governmental agencies, municipalities or individuals; and from advances received by developers which are repaid under rules of the CPUC. During 1995 and 1994, capital expenditures approximated $4,095,000 and $3,647,000, respectively.

  NEW MEXICO UTILITIES, INC.

  Product and Business

  In 1969, Suburban purchased NMUI. On June 1, 1987, the New Mexico Public Utility Commission ("NMPUC") authorized Suburban to transfer by stock dividend all of the stock of NMUI to Southwest Water Company which caused NMUI to become a wholly-owned subsidiary of Southwest Water Company. NMUI is a New Mexico regulated public water utility which provides water supply and sewage collection services for residential, commercial, irrigation, and fire protection customers under jurisdiction of the NMPUC. NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico. NMUI's service area contains a population of approximately 14,000 persons and covers approximately 17 square miles, of which approximately 20% has been developed.

  Since 1969, NMUI has grown from approximately 800 customers to over 4,000 customers. Most of this growth has come from extension of water services and sewage collection services into new residential subdivisions and from the development of commercial property. Continuing economic development in NMUI's service area is expected to lead to increases in the number of customers in the near future. NMUI believes that it has an adequate water capacity to serve its current customer base as well as new customers in the foreseeable future.

  At December 31, 1995, NMUI provided water service to 4,004 customers including 3,620 residential customers, 358 commercial and industrial customers, one golf course with five service connections, and 21 private fire protection customers. NMUI also provided sewer collection service to 3,701 customers including 3,502 residential customers and 199 commercial and industrial customers. During 1995, NMUI's operating revenues were 41% from sales to residential customers and 59% from sales to commercial and industrial customers.

  NMUI's business is subject to material fluctuations resulting, in large measure, from seasonal temperature and rainfall variations. Since most of NMUI's residential customers use more water in hot, dry weather conditions, the first quarter of each year is usually the lowest in terms of customer consumption, revenues and profitability. The sewer operation revenues remain relatively constant throughout the year.

  Wells and Other Water Sources

  NMUI supplies its customers from four wells it owns; one of the wells was constructed and placed in service in 1995. Construction of a new, two-million gallon water storage reservoir is expected to be completed early in 1996. If customer growth continues in NMUI's service area as projected, NMUI may have to increase its water supply capability through additional well construction. To ensure the availability of an emergency supply of water, NMUI has one interconnection with another water purveyor.

  NMUI's wells produce water from the Rio Grande Underground Water Basin. Well water produced by NMUI is of good quality. Chlorination is performed by NMUI to provide an allowable chlorine residual as a safeguard against bacteriological contamination. Samples of water from throughout the system are tested regularly by independent, state-certified laboratories, and the results are sent to the State of New Mexico Environmental Improvement Division. To date, NMUI has experienced no material effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment.

  Competition, Regulation and Future Development

  NMUI operates under a long-term franchise and Certificate of Public Convenience and Necessity granted by the NMPUC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business.

  Requests for rate increases are submitted to the NMPUC with the test year typically being the previous year's actual results. In December 1995, NMUI was granted an 8% general sewer rate increase by the NMPUC, effective January 1996. NMUI has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, any inability to increase rates would adversely affect NMUI's results of operations.

  As the City of Albuquerque (the "City") has expanded its jurisdiction, it has annexed to the City most of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Occasionally, representatives of the City have indicated that the City may have an interest in acquiring NMUI's assets and merging them with water and sewer systems currently operated by the City. To date, no formal action has commenced or been approved by the City, and NMUI does not know when, or if, such action will be taken by the City.

  Under New Mexico law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation. The laws of the State of New Mexico also provide that no public agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just
compensation for all damages incurred by the public utility.   NMUI is not aware
of any impending proceeding relating to the condemnation of any portion of NMUI's facilities.

  NMUI's operations are capital intensive. This capital is generated from NMUI's operations; from periodic debt financings by NMUI; from lines of credit of NMUI and the Company; from contributions in aid of construction received from developers; and from advances received by developers which are repaid under rules of the NMPUC. During 1995 and 1994, capital expenditures approximated $7,275,000 and $4,295,000, respectively.

B.  CONTRACT OPERATIONS

    ECO RESOURCES, INC.

  Product, Business, and Regulation

  In 1985, Southwest Water Company purchased all of the outstanding common shares of ECO thereby diversifying into the management and operation of water and wastewater systems owned by others. In addition to managing and operating water and wastewater systems, ECO also performs associated specialized services, such as equipment maintenance and repair, sewer pipeline cleaning, billing and collection, and state-certified laboratory analysis.

  ECO has two distinctive types of contractual relationships: municipal utility district contracts and operations and maintenance contracts with cities and municipalities.

  Municipal Utility Districts (MUDs) Contracts

  ECO has 121 contracts with MUDs in Houston and Austin, Texas. A MUD is a utility district created by the Texas Natural Resource Conservation Commission with an objective of providing water, wastewater and drainage services to areas where municipal services are not available. ECO negotiates operating contracts with each MUD's respective Board of Directors.

  At December 31, 1995, ECO served 58,262 water service connections and 60,863
wastewater service connections through MUD contracts.   Most MUD contracts
are short-term contracts and are cancelable on 30 or 60 days' notice by either party. Twelve of the MUD contracts have been converted to longer term, three or five-year contracts. In a typical MUD contract, a monthly base fee is charged for which ECO provides the MUD with certain maintenance and operations services, as well as billing, collection and customer services. Additional services beyond those covered by the base fee typically generate revenues on a time and material basis.

  As the large Texas cities, such as Houston and Austin, expand their territory, they periodically condemn the MUD-owned facilities and annex them to the city-owned facilities. In 1995, four MUD contracts were canceled due to annexation, three MUD contracts were canceled for competitive reasons, and three new MUD contracts were added.

  Operations and Maintenance (O&M) Contracts

  ECO has 20 O&M contracts with cities, municipalities, or private entities located in Texas, Mississippi, New Mexico and California. At December 31, 1995, ECO served 59,342 water service connections and 63,882 wastewater service connections through O&M contracts. A typical O&M contract tends to average three to five years in duration and is generally cancelable only upon a specific breach of the contract by either party. Typical O&M contracts provide for a specified level of services with additional billings allowed if the owner of the facilities requires special services. In 1995, four new O&M contracts were added.

  Competition and Future Development

  ECO is operating in an industry undergoing significant and rapid changes. Competition is based on both lowest cost and technical expertise. ECO's competition in the O&M portion of its business includes four significantly larger companies which provide O&M services on a national basis, as well as several regional competitors, both smaller and larger than ECO. In the MUD portion of the business, competitors include one large national company and at least five smaller, local companies.

  ECO intends to expand its current base business in Texas, Mississippi, New Mexico and California. This expansion will require aggressive sales and marketing efforts which may affect ECO's liquidity and results of operations.

ITEM 2.  PROPERTIES

  The Company leases approximately 5,500 square feet of office space for its Corporate headquarters in West Covina, California.

A.  REGULATED UTILITY OPERATIONS

  The Company's regulated utility operations lease two office buildings for their headquarters in Covina, California, and Albuquerque, New Mexico, respectively. In addition, Suburban owns two buildings which house its district operations, and NMUI owns a warehouse building that houses its field supplies and equipment.

  SUBURBAN WATER SYSTEMS

  Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban also has rights-of-way and easements necessary to provide its water services. At December 31, 1995, Suburban owned approximately 704 miles of transmission and distribution mains, 26 storage reservoirs with a total capacity of approximately 53 million gallons and 14 wells with a total pumping capacity of approximately 30,000 gallons per minute. These facilities vary as to age and quality, but each is believed by Suburban to be in good condition and adequate for current operations. Suburban has a master plan which provides for periodic evaluation of the adequacy of system operations. In accordance with this master plan, Suburban will continue its capital expenditure program and construct and replace reservoirs, wells, and transmission and distribution lines in future years, as needed. Normal maintenance and construction work on these facilities is performed by employees of Suburban, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repair is performed by Suburban and constitutes a significant portion of its expenses ($1,630,000 in 1995).

  Virtually all property of Suburban, other than 11.4 acres of vacant land in La Puente, California, is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the "Indenture"), as amended February 7, 1990, and January 24, 1992, securing Suburban's first mortgage bonds. The Indenture contains certain restrictions regarding the disposition of property and includes various covenants and restrictions common to such types of instruments, including limitations on the amount of cash dividends which Suburban may pay to the Company.

  NEW MEXICO UTILITIES, INC.

  NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. At December 31, 1995, NMUI owned approximately 93 miles of transmission and distribution mains and two storage reservoirs with a total capacity in excess of five million gallons. The four wells operated by NMUI have a total pumping capacity in excess of 7,425 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and approximately 71 miles of interceptor and collector lines. These facilities vary as to age, and each is believed by NMUI to be adequate for current and foreseeable operations. Normal maintenance and construction work on these facilities is performed by employees of NMUI or outside contractors. Maintenance and repair expenses of $143,000 were incurred in 1995. NMUI also holds rights-of-way or easements in its service area necessary for its water and sewer services.

  Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage dated February 14, 1992, securing NMUI's first mortgage bonds. The bonds are subject to certain restrictions regarding the disposition of such property, and include various covenants and other restrictions, including limitations on the amount of cash dividends that NMUI may pay to the Company.

B.  CONTRACT OPERATIONS

    ECO RESOURCES, INC.

  ECO owns 4.3 acres and a 17,000 square foot building that house fleet and maintenance operations in the Houston, Texas, area. ECO also owns 10 acres and a 10,000 square foot building in Austin, Texas that house office, fleet and maintenance operations. In addition, ECO owns or leases 298 vehicles, and other equipment used in daily operations. ECO leases approximately 34,000 square feet of office, warehouse and lab space in nine facilities in the Houston, Texas area; the Rio Grande Valley, Texas area; Mississippi; New Mexico; and California.

ITEM 3.  LEGAL PROCEEDINGS

  As described previously in the Company's Form 10-K Reports for the years ended December 31, 1992, 1993, and 1994, its Form 8-K Report filed in January 1994, and its Form 10-Q Reports for the quarters ended March 31, 1995, June 30, 1995, and September 30, 1995, Suburban was a defendant in three lawsuits arising from a chlorine gas leak that occurred in October 1990 at a Suburban water distribution facility. In January 1994, Suburban settled with all of the plaintiffs for aggregate cash payments of approximately $1.5 million. These settlements included releases of all claims against Suburban. At the time of the chlorine gas incident, the Company and Suburban maintained liability insurance coverage; however, the Company's primary and excess liability insurance carrier declined to defend or indemnify Suburban on the basis of applicable exclusions in the policies. In May 1994, the insurance carrier was granted a summary judgment dismissing Suburban's action. Suburban appealed the summary judgment and its appeal was denied by the court in 1995. Suburban and the Company do not intend to pursue this matter any further.

  As described in the Company's 1994 Form 10-K Report and Form 10-Q Reports for the quarters ended March 31, 1995, June 30, 1995, and September 30, 1995, ECO was named as a defendant in a lawsuit by certain homeowners and Pulte Home Corporation of Texas. The plaintiffs allege that in 1989, ECO, as an independent contractor for Municipal Utility District #81 ("MUD #8l") in Houston, Texas, failed to change the treatment of the water supplied to plaintiffs after the plaintiffs made MUD #8l and ECO aware of highly corrosive elements in the water supplied. On June 14, 1995, the court granted ECO's motion for summary judgment on all causes of action and granted MUD #8l's motion
for summary judgment on sovereign immunity grounds.   On July 13, 1995,
plaintiffs filed a motion for new trial and a motion to reconsider and to vacate the court's summary judgments. A date has not been set to hear the motion. As of the date when damages are first alleged to have occurred (1989) and thereafter, the Company and ECO maintained liability insurance coverage of $20 million. ECO's primary liability carrier is providing a defense for the primary cause of action against ECO, but has reserved all rights as to allegations that ECO knowingly committed intentional acts constituting "deceptive trade practices" and "negligence." The Company believes the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition or results of operations.

  As described in the Company's 1994 Form 10-K Report, and Form 10-Q Reports for the quarters ended March 31, 1995, June 30, 1995, and September 30, 1995, Suburban is a defendant and cross-defendant in two actions filed in March 1994 and June 1994 in the Superior Court of Los Angeles County and arising out of a slope slide or failure in 1992 in a hilly, residential development in West Covina, California. In addition to Suburban, defendants in the actions include the owners of the lot above and containing the failed slope, and an engineer and a contractor who directed and conducted repair work to the slope after a prior failure in 1978. Claims raised by the plaintiffs and certain cross-defendants are described in the Company's 1994 Form 10-K Report, as is the consolidation of the two cases. At the initiation of Suburban's defense counsel, one of the plaintiffs dismissed his action against Suburban in March 1995, and defense counsel is discussing a similar dismissal with the other plaintiff. Mediation was held for both actions on November 6, 1995. A tentative settlement of $31,000 was reached as to both actions. The settlement process is continuing and the Company expects this settlement to be completed in 1996 with Suburban's insurance carrier to fund any payment in excess of Suburban's deductible. Accordingly, the Company believes this matter will not have a material adverse effect on its consolidated financial condition or results of operations.

  As described in the Company's 1994 Form 10-K Report and Form 10-Q Report for the quarter ended March 31, 1995, ECO and Southbend Municipal Utility District ("Southbend") were named as defendants in two lawsuits filed in February and March 1993, in Harris County, Texas, by homeowner customers. The plaintiffs alleged that ECO, as an independent contractor for Southbend in Houston, Texas, failed to adequately test the water delivered to residents to detect contaminants that would cause harm to persons in the Southbend subdivision. In early 1995, the plaintiffs filed motions requesting dismissal of these actions against ECO. Such motion was granted without prejudice as to all plaintiffs during 1995. As a result, the Company believes these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Stockholders. There are no family relationships between any of the executive officers of the Company, nor are there any agreements or understandings between any such officer and another person pursuant to which he was elected an officer. There are no legal proceedings of the types required to be disclosed pursuant to the instructions to this item involving any executive officer. The executive officers of the Company and its subsidiaries are as follows:

                                       POSITIONS AND OFFICES CURRENTLY HELD
      NAME              AGE                   AND BUSINESS EXPERIENCE                    DATE ELECTED
      ----              ---          --------------------------------------------        ------------
Anton C. Garnier         55           Chief Executive Officer and President of the
                                      Company and Suburban                               November 1968

Peter J. Moerbeek        48           Vice President Finance and CFO                     August 1995
                                      Director of Suburban and ECO                       October 1995
                                      Secretary of Company, Suburban and ECO             October 1995
                                      Previously Executive Vice President
                                       Finance and Operations of Pico Products,
                                       Inc. and Pico Macom, Inc.  (1989 - 1995)

James E. Furman          58           President and Chief Executive Officer of ECO        April 1992
                                      Director of ECO                                     May 1993
                                      Previously President of various operating
                                       units of Baker-Hughes, Inc.  (1977 - 1992)

Michael O. Quinn         49           Chief Operating Officer of Suburban                 April 1992
                                      Director of Suburban                                May 1993
                                      Previously President of ECO
                                      (October 1985 - April 1992)

Robert L. Swartwout      54           President and General Manager of NMUI               March 1992
                                      Director of NMUI                                    May 1993
                                      Previously Consulting Associate, Robert
                                       Witter & Associates, Inc.  (1985 - 1992)

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  The information with respect to the market for and number of holders of the Company's common shares as well as quarterly market and dividend information is set forth under the caption "Market and Dividend Information" in the Company's 1995 Annual Report to Stockholders and is hereby incorporated by reference. The number of holders of the Company's common shares was computed based on a count of record holders as of December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

  The information included under the caption "Selected Financial Data" in the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated balance sheets indicating the financial position of the Company at December 31, 1995 and 1994, consolidated financial statements reflecting the results of its operations, and changes in its cash flows for the three-year period ended December 31, 1995, together with the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, as well as selected quarterly financial information under the caption "Unaudited Quarterly Financial Information," are contained in the Company's 1995 Annual Report to Stockholders, and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, dated April 10, 1996, and to be filed with the Commission, under the caption "Information Regarding the Board of Directors," and is hereby incorporated by reference. In addition, information appearing under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934, As Amended" is in the Company's definitive Proxy Statement, dated April 10, 1996, and is also hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  Information relating to executive compensation is contained in the Company's definitive Proxy Statement, dated April 10, 1996, and to be filed with the Commission, under the captions "Executive Compensation and Other Information," "Information Regarding the Board of Directors," and "Proposal 2: Adoption of a Non-Employee Director Stock Option Plan," and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, dated April 10, 1996, and to be filed with the Commission, under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to certain relationships and related transactions is set forth in the Company's definitive Proxy Statement, dated April 10, 1996, and to be filed with the Commission, and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed below are incorporated from the Company's 1995 Annual Report to Stockholders included as Exhibit 13.1 to this filing:
            Consolidated Statements of Income for the years ended
              December 31, 1995, 1994 and 1993
            Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Changes in Common Stockholders'
              Equity for the years ended December 31, 1995, 1994 and 1993
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993
            Notes to Consolidated Financial Statements
            Independent Auditors' Report

(a)(2) The supplementary financial statement schedules required to be filed with this report are as follows:

                                                                          Page
                                                                          ----

            Independent Auditors' Report on Supplementary Note to
              Consolidated Financial Statements and supporting
              schedule................................................      16

            Supplementary Note to Consolidated Financial Statements...      17

            Schedule II - Valuation and Qualifying Accounts...........      18

         Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the financial statements or notes thereto.


(a)(3)   Exhibit Index...............................................   19 - 21

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
  Southwest Water Company:

Under date of January 23, 1996, we reported on the consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary note and financial statement schedule as listed in the accompanying index. The supplementary note and financial statement schedule is the responsibility of the Registrant's management. Our responsibility is to express an opinion on the supplementary note and financial statement schedule based on our audits.

In our opinion, such supplementary note and financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Los Angeles, California
January 23, 1996

                   SOUTHWEST  WATER COMPANY AND SUBSIDIARIES

            SUPPLEMENTARY NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 14.  OPERATING REVENUES AND DIRECT OPERATING EXPENSES

Included in operating revenues and direct operating expenses are the following:

                                              1995             1994             1993
                                          -----------      -----------      -----------
Utility operating revenues                $31,089,000      $30,112,000      $29,304,000
Other operating revenues                   25,718,000       20,820,000       18,914,000
                                          -----------      -----------      -----------
Total operating revenues                  $56,807,000      $50,932,000      $48,218,000
                                          ===========      ===========      ===========

Utility direct operating expenses         $18,865,000      $18,687,000      $18,224,000
Other direct operating expenses            24,506,000       20,131,000       17,737,000
                                          -----------      -----------      -----------
Total direct operating expenses           $43,371,000      $38,818,000      $35,961,000
                                          ===========      ===========      ===========

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                 BALANCE       PROVISION     DEDUCTIONS -    BALANCE
                                               AT BEGINNING     CHARGED       ACCOUNTS       AT END
                                                 OF YEAR          TO         WRITTEN OFF       OF
                                                                INCOME                        YEAR
                                               ------------    ----------    -------------  ----------
1995

Allowance for doubtful  accounts                 $141,000        $245,000      $(194,000)      $192,000
                                                 ========        ========      =========       ========

1994

Allowance for doubtful accounts                  $110,000        $207,000      $(176,000)      $141,000
                                                 ========        ========      =========       ========

1993

Allowance for doubtful accounts                  $116,000        $208,000      $(214,000)      $110,000
                                                 ========        ========      =========       ========

Other reserves                                   $358,000        $250,000      $(608,000)      $     --
                                                 ========        ========      =========       ========

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
 REGULATION S-K
- ------------------
      2              Agreement and Plan of Merger of Registrant dated May 25,
                     1988 (incorporated by reference to Exhibit 2 to
                     Registrant's Form 10-K Report for the year ended December
                     31, 1988).

      3.1            Registrant's Restated Certificate of Incorporation dated
                     April 4, 1988 (incorporated by reference to Exhibit 3.1 to
                     Registrant's Form 8-B Report filed with the Commission on
                     July 5, 1988).

      3.1B           Certificate of Amendment of Article Fourth of Articles of
                     Incorporation dated March 30, 1995 (incorporated by reference to Exhibit 3.1B to Registrant's Form 10-Q Report for the quarter ended March 31, 1995).

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

      3.2B           Amendment to Registrant's Bylaws dated June 27, 1995
                     (incorporated by reference to Exhibit 3.2A to Registrant's
                     Form 10-Q Report for the quarter ended June 30, 1995).

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

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
 REGULATION S-K
- ------------------
      4.3A           Bond Purchase Agreement dated February 20, 1992, for
                     Suburban Water Systems (incorporated by reference to
                     Exhibit 4.3A to Registrant's Form 10-K Report for the year ended December 31, 1991).

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

      10.4B          Second Amendment to Credit Agreement dated December 1,
                     1994, between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.4B to Registrant's Form 10-K
                     Report for the year ended December 31, 1994).

      10.4C Third Amendment to Credit Agreement dated December 1, 1995, between Registrant and Wells Fargo Bank, filed herewith.

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

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
 REGULATION S-K
- ------------------
      10.5B          Second Amendment to Credit Agreement and Promissory Note
                     dated June 24, 1994, between Registrant and First
                     Interstate Bank (incorporated by reference to Exhibit 10.16 to Registrant's Form 10-Q Report for the quarter ended June
                     30, 1994).

      10.5C Third Amendment to Credit Agreement and Promissory Note dated June 30, 1995, between Registrant and First
                     Interstate Bank (incorporated by reference to Exhibit 10.5C to Registrant's Form 10-Q Report for the quarter ended June
                     30, 1995).

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

      10.8A          Amendment One to Utility Employees' 401(k) Plan
                     (incorporated by reference to Exhibit 10.8A to Registrant's
                     Form 10-K Report for the year ended December 31, 1994).

      10.9 Comprehensive Amendment to the Profit-Sharing 401(k) Plan for the Southwest Water Company's Related Companies dated
                     March 10, 1994 (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K Report for the year ended
                     December 31, 1993).

      10.9A          Amendment One to the Profit Sharing 401(k) Plan for the
                     Southwest Water Company's Related Companies (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K
                     Report for the year ended December 31, 1994).

      10.10          Line of Credit Agreement dated January 25, 1995, between
                     New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque
                     (incorporated by reference to Exhibit 10.10 to Registrant's
                     Form 10-K Report for the year ended December 31, 1994).

      10.11 Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation
                     Committee of the Board of Directors on February 21, 1995
                     (incorporated by reference to Exhibit 10.11 to Registrant's
                     Form 10-Q Report for the quarter ended March 31, 1995).

      13.1 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1995.

      21.1           Listing of Registrant's subsidiaries.

      23.1           Consent of KPMG Peat Marwick LLP.

      27             Financial Data Schedule.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST WATER COMPANY


By:   /s/ ANTON C. GARNIER
      --------------------
        Anton C. Garnier
        President and Chief Executive Officer
        (Principal Executive Officer)
        March 27, 1996


By:   /s/ PETER J. MOERBEEK
      ---------------------
       Peter J. Moerbeek
       Vice President Finance and Chief Financial Officer
       (Principal Financial and Accounting Officer)
       March 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ H. FREDERICK CHRISTIE                   /s/ DONOVAN D. HUENNEKENS
- -------------------------                   -------------------------
H. Frederick Christie                       Donovan D. Huennekens
Director                                    Director
March 27, 1996                              March 27, 1996


/s/ MICHAEL J. FASMAN                       /s/ RICHARD KELTON
- ---------------------                       ------------------
Michael J. Fasman                           Richard Kelton
Director                                    Director
March 27, 1996                              March 27, 1996


/s/ ANTON C. GARNIER                        /s/ RICHARD NEWMAN
- --------------------                        ------------------
Anton C. Garnier                            Richard Newman
Director                                    Director
March 27, 1996                              March 27, 1996


/s/ MONROE HARRIS
- -----------------
Monroe Harris
Director
March 27, 1996