Form 10-Q
period 1996-03-31
SOUTHWEST WATER CO
filed 1996-05-14
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934

        FOR THE PERIOD ENDED MARCH 31, 1996

                                      OR

- -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

     On April 30, 1996, there were 2,589,882 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information:
- -------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                              3

         Condensed Consolidated Statements of Income -
         Three months ended March 31, 1996 and 1995                        4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1996 and 1995                        5

         Notes to Condensed Consolidated Financial Statements          6 - 7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 7 -10


Part II. Other Information:
- --------

Item 1.  Legal Proceedings                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10


         Signatures                                                       11

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       1996              1995
                                                                     ----------      ------------
                                                                     (Unaudited)
  ASSETS                                                                   (In thousands)
  Current Assets:
      Cash and cash equivalents                                          $720                 $784
      Customers' accounts receivable, net                               7,631                7,785
      Other current assets                                              2,792                2,528
                                                                     --------              -------
                                                                       11,143               11,097
  Property, Plant and Equipment:
      Utility property, plant and equipment - at cost                 108,612              106,280
      Contract operations property, plant and equipment - at cost       6,073                6,273
                                                                     --------              -------
                                                                      114,685              112,553
      Less accumulated depreciation and amortization                   32,733               32,286
                                                                     --------              -------
                                                                       81,952               80,267

  Other Assets                                                          5,909                6,092
                                                                     --------              -------
                                                                      $99,004              $97,456
                                                                     ========              =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
      Current portion of long-term debt and bank notes payable        $11,820               $9,075
      Accounts payable                                                  1,151                2,269
      Other current liabilities                                         6,848                7,019
                                                                     --------              -------
                                                                       19,819               18,363
  Other Liabilities and Deferred Credits:
      Long-term debt                                                   19,600               19,600
      Advances for construction                                         8,179                8,200
      Contributions in aid of construction                             16,626               16,380
      Deferred income taxes                                             3,403                3,238
      Other liabilities and deferred credits                            2,440                2,429
                                                                     --------              -------
  Total Liabilities and Deferred Credits                               70,067               68,210

  Stockholders' Equity:
      Cumulative preferred stock                                          517                  519
      Common stock                                                         26                   26
      Paid-in capital                                                  18,793               18,715
      Retained earnings                                                 9,654               10,045
      Unamortized value of restricted stock issued                        (53)                 (59)
                                                                     --------              -------
  Total Stockholders' Equity                                           28,937               29,246
                                                                     --------              -------
                                                                      $99,004              $97,456
                                                                     ========              =======

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                         ---------------------------
                                           1996              1995
                                         ---------         ---------
                                               (In thousands
                                           except per share amounts)

OPERATING REVENUES                        $13,989           $11,290

OPERATING EXPENSES:
Direct operating expenses                  11,275             9,020
Selling, general and administrative         2,311             2,119
                                          -------           -------
                                           13,586            11,139
                                          -------           -------

OPERATING INCOME                              403               151

OTHER INCOME (EXPENSE):
Interest expense                             (659)             (560)
Interest income                                31                25
Gain on sale of land                            -                84
Other                                          10                 6
                                          -------           -------
                                             (618)             (445)
                                          -------           -------

LOSS BEFORE INCOME TAX BENEFIT               (215)             (294)
Income tax benefit                            (90)             (123)
                                          -------           -------

NET LOSS                                     (125)             (171)

Dividends on preferred shares                  (7)               (7)
                                          -------           -------

NET LOSS APPLICABLE TO COMMON SHARES        ($132)            ($178)
                                          =======           =======


LOSS PER COMMON SHARE (NOTE 5):
Primary                                    ($0.05)           ($0.07)
                                          =======           =======

Fully diluted                              ($0.05)           ($0.07)
                                          =======           =======


CASH DIVIDENDS PER COMMON SHARE (NOTE 5)    $0.10            $0.095
                                          =======           =======


WEIGHTED-AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES (NOTE 5):
Primary                                     2,582             2,544
                                          =======           =======

Fully diluted                               2,582             2,544
                                          =======           =======



See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                   1996              1995
                                                   -----             -----
                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES, NET          ($202)            ($100)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment     (2,662)           (1,878)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings of short-term debt               2,745             1,675
   Contributions in aid of construction              288               270
   Net proceeds from dividend reinvestment and
     employee stock purchase plans                    64                60
   Additions to advances for construction              -                13
   Dividends paid                                   (254)             (249)
   Payments on advances for construction             (43)              (42)
                                                   -----             -----

   Net cash provided by financing activities       2,800             1,727
                                                   -----             -----

Net decrease in cash and cash equivalents            (64)             (251)

Cash and cash equivalents at beginning of year       784               828
                                                   -----             -----

Cash and cash equivalents at end of quarter         $720              $577
                                                   =====             =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
        Interest                                    $605              $557
        Income taxes                                $425                $8
   Non-cash contributions in aid of construction
        conveyed to Company by developers            $56                 -

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Southwest Water Company (the Company) and its subsidiaries provide water management services through contract and utility operations. The accompanying unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of the Company's management, are necessary to present fairly the financial position of the Company as of March 31, 1996, and the Company's results of operations for the three months ended March 31, 1996. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The first quarter of each year is normally the lowest in terms of average customer water usage for the Company's water utilities due to heavier rainfall and lower temperature levels. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter may reduce contract operations revenue since it hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation, and outdoor services.

4. For the three months ended March 31, 1996, the computations of primary and fully diluted earnings per common share have been calculated using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period, after recognition of dividend requirements on preferred shares. For the three months ended March 31, 1995, fully diluted earnings per share were computed based upon the weighted-average number of common shares and dilutive common equivalent shares outstanding, assuming that the 9.5% convertible subordinated debentures were converted at the beginning of the period and the related interest for the period, net of income taxes, was eliminated. The 9.5% convertible debentures were retired on August 15, 1995.

5. The 1995 loss per common share, cash dividends per common share and weighted-average outstanding common and common equivalent shares have been restated to reflect a 5% stock dividend granted to stockholders of record on January 2, 1996.

6. Effective January 1, 1996, the Company was subject to Statement of Financial Accounting Standard No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the Company is required to review for impairment long-lived assets, including regulatory assets, as well as costs excluded from rate base by regulators. The Company expects that SFAS No. 121 will not have a material impact on the Company's results of operations or financial condition.

7. Effective January 1, 1996, the Company was subject to Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." The

     Company has chosen to retain the current approach for recognizing stock-based compensation expense as set forth in APB Opinion No. 25 "Accounting for Stock Issued to Employees". The pro forma impact of recording stock-based compensation on the fair value method of accounting will be disclosed in the notes to the Company's year-end financial statements. SFAS No. 123 will not have an impact on the Company's results of operations or financial condition.



                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban Water Systems (Suburban) for the replacement and renovation of existing water utility facilities and by construction expenditures for new water and wastewater utility facilities at New Mexico Utilities, Inc. (NMUI). To a lesser extent, liquidity is influenced by the Company's continuing investment in ECO Resources Inc. (ECO).

At March 31, 1996, the Company had cash and cash equivalent balances totaling $720,000 and unused lines of credit from three commercial banks of $3,580,000 with total line of credit capacity of $14,500,000. During the first three months of 1996, the Company borrowed a net $2,745,000 on its lines of credit primarily to meet construction requirements. Additional short-term borrowing is anticipated during 1996 to meet construction requirements. On April 17, 1996, one of the lines of credit was renewed and its borrowing capacity was increased by $1,500,000. The two remaining lines of credit expire on various dates in 1996, and the Company anticipates renewing these lines in the normal course of business.

The Company's additions to property, plant and equipment were $2,718,000 for the three months ended March 31, 1996, representing an increase of $840,000 over the same period in 1995. This increase relates primarily to utility plant additions at NMUI in response to increased residential and commercial construction in NMUI's service area. Of the total additions, $344,000 was received by the Company's utilities through developer contributions in aid of construction. The Company anticipates continuing its construction programs at the current level during the next nine months.

The Company has initiated negotiations with investment bankers and anticipates obtaining long-term financing during the second or third quarter of 1996. Proceeds from this financing would be used to repay short-term debt and fund ongoing construction requirements. The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $27,725,000. The amount of additional borrowings available to the Company under the indentures and lines of credit currently in place is limited by certain financial covenants that restrict additional borrowings at March 31, 1996, to a maximum of approximately $11,400,000.

The amount and timing of future long-term financing will depend on various factors including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing agreement by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

REGULATORY AFFAIRS AND INFLATION:

The rates and operations of the Company's utilities are regulated by the California Public Utilities Commission (CPUC) and the New Mexico Public Utility Commission (NMPUC). The rates allowed are intended to provide a reasonable return on common equity. The Company anticipates that future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

In December 1995, Suburban and the CPUC staff negotiated a rate increase of 4.25% ($1.1 million), with two additional increases for inflation in 1997 and 1998. Final CPUC approval was received on April 19, 1996 with the new rates effective April 24, 1996. The rate increase authorizes Suburban to earn a 10% return on common equity. In December 1995, NMUI was granted an 8% general sewer rate increase by the NMPUC, effective January 1996, which will result in additional annual revenues of $124,000.

From 1989 through 1995, Suburban recorded pretax gains on five land transactions which aggregated $1,900,000. In 1994, the CPUC ruled on the 1989 sale and allowed Suburban to retain $210,000 in income, in accordance with CPUC accounting regulations, as opposed to distributing it to ratepayers in the form of water rate reductions. The Water Utility Infrastructure Improvement Act of 1995 was passed by the California Assembly and Senate and signed by the governor on August 10, 1995. This law provides that water utilities selling real property that is no longer necessary or useful may invest the net proceeds in utility plant. Any net proceeds (and the interest thereon) not invested in an eight-year period shall be allocated to ratepayers. While Suburban's remaining transactions from the 1989-1995 period are subject to CPUC review, the proceeds were invested in utility plant, and, therefore, management believes these gains should not affect water rates. No regulatory liability has been recorded in the condensed consolidated financial statements.

The California legislature has held hearings discussing the CPUC's organization and operation. Among other options, the CPUC has proposed consideration of performance-based rate making, which provides incentives for utilities to operate more efficiently and improve productivity, and is intended to reduce regulatory burden and promote efficiency among utilities. Ratepayers and stockholders would both likely benefit from improved productivity.

Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. Whether such legislative or CPUC developments will be enacted, or, if enacted, what the terms of such developments would be, is not known by the Company. Therefore, management cannot predict the impact of final legislative or CPUC developments on the Company's financial condition or results of operations.

The operations of ECO are not regulated. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments.

ENVIRONMENTAL AFFAIRS:

The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (EPA) and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act, and the Resource Conservation and Recovery Act. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. Costs associated with the testing of the Company's water supplies however, have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995
- --------------------------------------------------------------------------

Fully diluted losses per common share decreased from $.07 in 1995 to $.05 in 1996. Results for the first three months of 1995 include a net gain of $50,000, or $.02 per fully diluted share arising from the sale of surplus land owned by Suburban.

Operating income increased $252,000, and, as a percentage of operating revenues, increased from 1% in 1995 to 3% in 1996. Utility operating income increased $213,000 due primarily to a significant increase in NMUI's customer base and to an increase in water consumption by Suburban's customers. ECO experienced a decrease in its operating loss of $174,000 compared to 1995, due primarily to improved gross profit margins on billable and project services and operating profits recorded on new contracts entered into in 1995 after the first quarter. Parent company expenses increased $135,000 primarily due to higher payroll expenses and other reserves recorded.

Operating revenues
- ------------------

Operating revenues increased $2,699,000 or 24%. Water utility operating revenues increased $477,000. An increase of water consumption by Suburban's customers due to warmer weather in comparison to 1995 resulted in an increase in revenues of $308,000. NMUI added 199 new water customers in the first three months of 1996, which contributed to a 43% increase in water consumption and an increase in water revenues of $108,000. Higher sewer collection volume at NMUI led to an increase in sewer revenues of $61,000. ECO's revenues increased $2,222,000 primarily as a result of revenues from new contracts entered into in 1995 after the first quarter and increased billable and project services.

Direct operating expenses
- -------------------------

Direct operating expenses increased $2,255,000 or 25%. As a percentage of operating revenues, these expenses were 81% in 1996 and 80% in 1995. Water utility direct operating expenses increased $163,000. Suburban recorded higher water production expenses related to the corresponding increase in water consumption by Suburban customers. ECO's direct operating expenses increased $2,092,000, resulting primarily from higher expenses associated with new contracts and increased billable work.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses increased $192,000 or 9%. As a percentage of operating revenues, these expenses decreased from 19% in 1995 to 17% in 1996. Selling, general and administrative expenses at Suburban and NMUI increased $101,000 primarily due to higher payroll, associated payroll benefits and legal expenses. ECO's selling, general and administrative expenses decreased $44,000. As discussed above, general and administrative expenses of the parent company increased $135,000.

Interest expense
- ----------------

Interest expense increased $99,000 primarily due to the Company maintaining higher line of credit balances with borrowings used primarily to meet construction requirements.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     The Company is the subject of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operations or cash flow. There have been no significant changes in the various litigation matters as described in the Company's 1995 Form 10-K Report.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K

     10.10A First Amendment to Loan Agreement dated October 10, 1995, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, filed herewith.

     10.10B Second Amendment to Loan Agreement and Promissory Note dated April 17, 1996, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, filed herewith.

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SOUTHWEST WATER COMPANY
                                      -----------------------
                                      (Registrant)



Dated: May 13, 1996                   /s/ PETER J. MOERBEEK
- -------------------                   ---------------------
                                      Peter J. Moerbeek, Vice President
                                      Finance and Chief Financial Officer