Form 10-Q
period 1996-06-30
SOUTHWEST WATER CO
filed 1996-08-14
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934


          FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

 _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to________________
          Commission file number:  0-8176


                            SOUTHWEST WATER COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
(LOGO)
               DELAWARE                                    95-1840947
      (STATE OR JURISDICTION OF                          (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


  225 NORTH BARRANCA AVENUE, SUITE 200
          WEST COVINA, CALIFORNIA                          91791-1605
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                                (818) 915-1551
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X    NO __
                                               -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On July 31, 1996, there were 2,594,399 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information:
- -------

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets -
          June 30, 1996 and December 31, 1995                                  3

          Consolidated Condensed Statements of Income -
          Three and six months ended June 30, 1996 and 1995                    4

          Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 1996 and 1995                              5

          Notes to Consolidated Condensed Financial Statements             6 - 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7-10

Part II.  Other Information                                                   10
- --------

Item 1.   Legal Proceedings                                                   10

Item 4.   Submission of Matters to a Vote of Security Holders                 11

Item 6.   Exhibits and Reports on Form 8-K                                    11

          Signatures                                                          12

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   June 30,      December 31,
                                                                     1996            1995
                                                                  -----------    ------------
                                                                  (Unaudited)

                                                                        (In thousands)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $837           $784
     Customers; accounts receivable, net                                10,021          7,785
     Other current assets                                                2,810          2,528
                                                                   -----------    -----------
                                                                        13,668         11,097

PROPERTY, PLANT AND EQUIPMENT
     Utility property, plant and equipment - at cost                   112,364        106,280
     Contract operations property, plant and equipment - at cost         6,320          6,273
                                                                   -----------    -----------
                                                                       118,684        112,553
     Less accumulated depreciation and amortization                     33,424         32,286
                                                                   -----------    -----------
                                                                        85,260         80,267

OTHER ASSETS
     Investments (Note 8)                                                3,695            805
     Other                                                               5,026          5,287
                                                                   -----------    -----------
                                                                         8,721          6,092
                                                                   -----------    -----------
                                                                      $107,649        $97,456
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and bank notes payable         $16,395          $9,075
     Accounts payable                                                   1,479           2,269
     Other current liabilities                                          8,799           7,019
                                                                   ----------     -----------
                                                                       26,673          18,363

OTHER LIABILITIES AND DEFERRED CREDITS:
     Long-term debt                                                    19,600          19,600
     Advances for construction                                          7,992           8,200
     Contributions in aid of construction                              18,154          16,380
     Deferred income taxes                                              3,424           3,238
     Other liabilities and deferred credits                             2,495           2,429
                                                                   ----------     -----------
TOTAL LIABILITIES AND DEFERRED CREDITS                                 78,338          68,210

STOCKHOLDERS' EQUITY:
     Cumulative preferred stock                                           517             519
     Common stock                                                          26              26
     Paid-in capital                                                   18,863          18,715
     Retained earnings                                                  9,952          10,045
     Unamortized value of restricted stock issued                         (47)            (59)
                                                                   ----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                             29,311          29,246
                                                                   ----------     -----------
                                                                     $107,649         $97,456
                                                                   ==========     ===========
See accompanying notes.

                                       3

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended          Six Months Ended
                                                    June 30,                  June 30,
                                              -------------------        -------------------
                                                1996       1995            1996       1995
                                              --------   --------        --------   --------
                                                 (In thousands except per share amounts)
OPERATING REVENUES                             $17,438    $13,329         $31,427    $24,619

OPERATING EXPENSES:
Direct operating expenses                       13,155     10,005          24,430     19,025
Selling, general and administrative              2,670      2,321           4,981      4,440
                                               -------    -------         -------    -------
                                                15,825     12,326          29,411     23,465
                                               -------    -------         -------    -------

OPERATING INCOME                                 1,613      1,003           2,016      1,154

OTHER INCOME (EXPENSE):
Interest expense                                  (695)      (597)         (1,354)    (1,157)
Interest income                                     16         19              47         44
Gain on sale of land                                 -          -               -         84
Other                                               37          1              47          7
                                               -------    -------         -------    -------
                                                  (642)      (577)         (1,260)    (1,022)
                                               -------    -------         -------    -------
INCOME BEFORE INCOME TAXES                         971        426             756        132
Provision for income taxes                         408        178             318         55
                                               -------    -------         -------    -------
NET INCOME                                         563        248             438         77

Dividends on preferred shares                       (7)        (7)            (14)       (14)
                                               -------    -------         -------    -------
NET INCOME AVAILABLE FOR COMMON SHARES            $556       $241            $424        $63
                                               =======    =======         =======    =======
EARNINGS PER COMMON SHARE (NOTE 5)               $0.21      $0.09           $0.16      $0.02
                                               =======    =======         =======    =======
CASH DIVIDENDS PER COMMON SHARE (NOTE 5)         $0.10     $0.095           $0.20      $0.19
                                               =======    =======         =======    =======
WEIGHTED-AVERAGE OUTSTANDING
     COMMON SHARES (NOTE 5)                      2,590      2,553           2,586      2,549
                                               =======    =======         =======    =======

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          Six Months Ended
                                                                              June 30,
                                                                ----------------------------------
                                                                   1996                   1995
                                                                -----------             ----------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET                          $428                   $632

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment                  (5,598)                (4,328)
     Investment in Windermere Utility Company                    (2,300)                     -
                                                               --------                -------
     Net cash used in investing activities                       (7,898)                (4,328)
                                                               --------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings of short-term debt                            7,320                  3,391
     Contributions in aid of construction                           784                    217
     Net proceeds from dividend reinvestment and
       employee stock purchase plans                                130                    161
     Dividends paid                                                (519)                  (498)
     Payments on advances for construction                         (192)                  (190)
     Additions to advances for construction                           -                    122
                                                               --------                -------
     Net cash provided by financing activities                    7,523                  3,203
                                                               --------                -------
Net increase (decrease) in cash and cash equivalents                 53                   (493)

Cash and cash equivalents at beginning of year                      784                    828
                                                                -------                -------
Cash and cash equivalents at end of quarter                        $837                   $335
                                                                =======                =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                  $1,314                 $1,138
       Income taxes                                                $438                    $16
     Non-cash contributions in aid of construction
       conveyed to Company by developers                         $1,197                   $590


See accompanying notes.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

1. Southwest Water Company (the Company) and its subsidiaries provide water management services through contract and utility operations. The accompanying unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of the Company's management, are necessary to present fairly the financial position of the Company as of June 30, 1996, and the Company's results of operations for the three and six months ended June 30, 1996. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Revenues usually peak during the second and third quarters of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter may reduce contract operations revenue since it hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation, and other outdoor services.

4. For the three and six months ended June 30, 1996, the computations of earnings per common share, after recognition of dividend requirements on preferred shares, have been calculated using the weighted-average number of outstanding common shares as the aggregate dilution from all common equivalent shares is less than three percent of earnings per common share outstanding. In contrast, for the three and six months ended June 30, 1995, earnings per common share were computed based upon the weighted-average number of common shares and dilutive common equivalent shares, assuming the outstanding 9.5% convertible subordinated debentures were converted at the beginning of the period and the related interest for the period, net of income taxes, was eliminated. The 9.5% convertible debentures were retired on August 15, 1995.

5. The 1995 earnings per common share, cash dividends per common share and weighted-average outstanding common shares have been restated to reflect a 5% stock dividend granted to stockholders of record on January 2, 1996.

6. Effective January 1, 1996, the Company was subject to Statement of Financial Accounting Standard No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the Company is required to review for the impairment of long-lived assets, including regulatory assets, as well as costs excluded from rate base by regulators. The Company expects that implementing SFAS No. 121 will not have a material impact on the Company's results of operations or financial condition.

7. As of December 31, 1995, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation". The related proforma disclosures are presented in the notes to the Company's consolidated financial statements, contained in the 1995 Annual Report on Form 10-K.

8. In June 1996, the Company acquired an interest in Windermere Utility Company (Windermere) for an investment of $3,000,000. The investment agreement provides the majority shareholder the option to acquire the Company's interest prior to June 1998 at an agreed upon price. If the majority shareholder does not exercise its option, the Company has the ability to acquire 100% of the utility for an agreed upon price. It is the majority shareholder's intent to acquire the Company's interest . The

        Company also executed a consulting agreement with Windermere and an additional agreement by which the Company receives an annual payment from the operations of the utility.

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

At June 30, 1996, the Company had cash and cash equivalent balances totaling $837,000 and unused lines of credit from three commercial banks of $505,000 with
total line of credit capacity of $16,000,000.   In addition, on July 2, 1996,
the Company incurred a $3,000,000 term loan which matures October 30, 1996. One of the lines of credit expires in late 1996, and is expected to be renewed by the Company. The two other lines of credit were renewed in the normal course of business in 1996 and expire on various dates in 1997.

During the first six months of 1996, the Company borrowed a net $7,320,000 on its lines of credit in order to fund construction at its utility operations and to make its investment in Windermere. In July 1996, an additional $700,000 was borrowed to complete the purchase of an interest in Windermere.

The Company's additions to property, plant and equipment were $6,795,000 for the six months ended June 30, 1996, representing an increase of $1,877,000 over the same period in 1995. This increase relates primarily to utility plant additions at NMUI in response to increased residential and commercial construction in NMUI's service area. Of the total additions, $1,197,000 was received by the Company's utilities through developer contributions in aid of construction. The Company anticipates that its funding of construction projects will decrease during the next six months. Additional short-term borrowing is anticipated during 1996 to fund construction requirements at the utilities.

The Company has initiated negotiations with investment bankers and anticipates obtaining long-term financing during the third quarter of 1996. In August 1996, the Company will seek $12,000,000 in bond financing. Proceeds from this financing will be used to repay a portion of short-term debt and fund ongoing construction requirements at the utilities. Following the bond financing, the Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $17,895,000. After receiving the $3,000,000 term loan, additional borrowings are restricted by financial covenants to approximately $5,684,000.

The Company anticipates that its available short term borrowing capacity and its cash flow generated from operations are sufficient to fund its activities for the next twelve months. If additional cash were needed, the Company would consider alternative sources including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

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

In December 1995, Suburban and the CPUC staff negotiated a rate increase of 4.25% ($1.1 million), with two additional increases for inflation in 1997 and 1998. Final CPUC approval was received on April 19, 1996, with the new rates effective April 24, 1996. The rate increase authorizes Suburban to earn a 10% return on common equity.

From 1989 through 1995, Suburban recorded pretax gains on five land sale transactions which aggregated $1,900,000. In 1994, the CPUC ruled on the 1989 sale and allowed Suburban to retain $210,000 in income, in accordance with CPUC accounting regulations, as opposed to distributing it to ratepayers in the form of water rate reductions. The Water Utility Infrastructure Improvement Act of 1995 was passed by the California Assembly and Senate and signed by the governor on August 10, 1995. This law provides that water utilities selling real property that is no longer necessary or useful may invest the net proceeds in utility plant. Any net proceeds (and the interest thereon) not invested in an eight-year period must be allocated to ratepayers. While Suburban's remaining transactions from the 1989-1995 period are subject to CPUC review, the proceeds were invested in utility plant, and, therefore, management believes these gains should not affect water rates. No regulatory liability has been recorded in the consolidated condensed financial statements.

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

Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. Whether such legislative or CPUC developments will be enacted, or, if enacted, what the terms of such developments would be, are not known by the Company. Therefore, management cannot predict the impact of final legislative or CPUC developments on the Company's financial condition or results of operations.

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


RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- -----------------------------------------------------------------------------

Earnings per common share increased from $.09 in 1995 to $.21 in 1996. Results for the second quarter of 1995 included a net gain of $105,000 due to the recovery of disputed property tax assessments by Suburban.

Operating income increased $610,000, or 61%, and, as a percentage of operating revenues, increased from 8% in 1995 to 9% in 1996. Operating income at the utilities increased $363,000 due primarily to increased water consumption and the effects of a rate increase implemented in the second quarter of 1996. NMUI's increase in customer base also contributed to the increase in operating income. ECO's operating loss decreased by

$568,000 compared to 1995, due primarily to increased profit margins, cost containment and higher levels of revenue. Parent company expenses increased $321,000 primarily due to additional corporate reserves.

Operating revenues
- ------------------

Operating revenues increased $4,109,000, or 31%. Water utility sales increased $1,305,000 due to warmer weather in comparison to 1995 resulting in a 19% increase in water consumption by Suburban's customers, and an 11% increase in water consumption by NMUI's customers. Suburban also benefited from a rate increase. NMUI added a significant number of new water customers in the second quarter of 1996, which also contributed to the increase. ECO's revenues increased $2,804,000 primarily as a result of revenues from new contracts.

Direct operating expenses
- -------------------------

Direct operating expenses increased $3,150,000 or 31%. As a percentage of operating revenues, these expenses were 75% in 1996 and 1995. Water utility direct operating expenses increased $874,000 which reflects the corresponding increase in water consumption by Suburban and NMUI customers. ECO's direct operating expenses increased $2,276,000, resulting primarily from higher expenses associated with new contracts and increased billable work.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses increased $349,000 or 15%. As a percentage of operating revenues, these expenses decreased from 17% in 1995 to 15% in 1996. Selling, general and administrative expenses at Suburban and NMUI increased $68,000. ECO's selling, general and administrative expenses decreased $40,000. As discussed above, general and administrative expenses of the parent company increased $321,000.

Interest expense
- ----------------

Interest expense increased $98,000 primarily due to higher line of credit balances.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------------------------------

Earnings per common share increased from $.02 in 1995 to $.16 in 1996. Results for the first six months of 1995 included a net gain of $50,000, or $.02 per common share, arising from the sale of surplus land owned by Suburban, and a net gain of $105,000 due to the recovery of disputed property tax assessments by Suburban in the second quarter of 1995.

Operating income increased $862,000, or 75%, and, as a percentage of operating revenues, increased from 5% in 1995 to 6% in 1996. Operating income at the utilities increased $576,000 due primarily to increased water consumption and the effects of a rate increase, effective in the second quarter of 1996. NMUI's increase in customer base also contributed to the increase in operating income. ECO's operating loss decreased by $742,000 compared to 1995, due primarily to increased profit margins, cost containment, and higher levels of revenue.
Parent company expenses increased $456,000 primarily due to additional corporate reserves.

Operating revenues
- ------------------

Operating revenues increased $6,808,000 or 28%. Water utility sales increased $1,782,000 due to warmer weather resulting in an increase in water consumption by Suburban's and NMUI's customers. Suburban also benefited from a rate increase. NMUI added a significant number of new water customers in the first six months of 1996, which also contributed to the increase. ECO's revenues increased $5,026,000, primarily as a result of revenues from new contracts.

Direct operating expenses
- -------------------------

Direct operating expenses increased $5,405,000 or 28%. As a percentage of operating revenues, these expenses were 78% in 1996 and 77% in 1995. Water utility direct operating expenses increased $1,037,000 which reflects the corresponding increase in water consumption by Suburban and NMUI customers. ECO's direct operating expenses increased $4,368,000, resulting primarily from higher expenses associated with new contracts and increased billable work.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expenses increased $541,000 or 12%. As a percentage of operating revenues, these expenses decreased from 18% in 1995 to 16% in 1996. Selling, general and administrative expenses at the utilities increased $169,000 primarily due to the impact of the tax assessment recovery in 1995 noted earlier. ECO's selling, general and administrative expenses decreased $84,000. As discussed above, general and administrative expenses of the parent company increased $456,000.

Interest expense
- ----------------

Interest expense increased $197,000 primarily due to higher line of credit balances.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

As described in the Company's 1995 Form 10-K Report, Suburban was a defendant and cross-defendant in two actions filed in March 1994 and June 1994 in the Superior Court of Los Angeles County arising from a slope slide failure in 1992 in a hilly residential development in West Covina, California. These actions were settled during the second quarter of 1996 for $150,000. Suburban's share of the settlement payment was $32,000, and Suburban's insurance carrier agreed to fund any payment in excess of Suburban's deductible. There have been no other significant changes in the various litigation matters as described in the Company's 1995 Form 10-K Report.

The Company is the subject of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operations or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

At the Annual Meeting of Stockholders held on May 21, 1996, all of the members of the Board of Directors were re-elected by the following votes:

Name of Director                   Votes For   Votes Withheld
- ----------------                   ---------   --------------
H. Frederick Christie              2,172,715           33,479
Michael J. Fasman                  2,163,329           42,865
Anton C. Garnier                   2,172,329           33,865
Monroe Harris                      2,168,644           37,550
Donovan D. Huennekens              2,168,523           37,671
Richard Kelton                     2,172,404           33,790
Richard G. Newman                  2,173,126           33,068

In addition, KPMG Peat Marwick LLP was ratified as independent auditors for 1996 by the following vote: votes for - 2,170,093; votes against - 14,028; and votes abstaining - 22,073.

Also, the adoption of the Director Stock Option Plan for non employee directors was approved with the following votes: votes for - 1,849,167; votes against-219,775; and votes abstaining - 137,252.

No broker non-votes were recorded.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K

     10.4D Fourth Amendment to Credit Agreement dated May 14, 1996 between Registrant and Wells Fargo Bank, filed herewith.

     10.5D Fourth Amendment to Credit Agreement and Promissory Note dated March 26, 1996, between the Registrant and First Interstate Bank, filed herewith.

     10.10C Third Amendment to Loan Agreement dated July 16, 1996, between New
            Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, filed herewith.

     10.12 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two First Refusal Agreements and Call Purchase Agreements between the Registrant and RTNT, Inc., filed herewith.

     27     Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTHWEST WATER COMPANY
                                   -----------------------
                                   (Registrant)



Dated: August 9, 1996              /s/ PETER J. MOERBEEK
- ---------------------              ---------------------
                                   Peter J. Moerbeek, Vice President Finance and
                                   Chief Financial Officer