Form 10-Q
period 1996-09-30
SOUTHWEST WATER CO
filed 1996-11-12
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                (818) 915-1551
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 1996, there were 2,601,589 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                   Page No.
                                                                   -------
Part I.   Financial Information:
-------   ----------------------

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets -
          September 30, 1996 and December 31, 1995                      3

          Consolidated Condensed Statements of Income -
          Three and nine months ended September 30, 1996 and 1995       4

          Consolidated Condensed Statements of Cash Flows -
          Nine months ended September 30, 1996 and 1995                 5

          Notes to Consolidated Condensed Financial Statements          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              7-11

Part II.  Other Information:
--------  ------------------

Item 1.   Legal Proceedings                                         11-12

Item 4.   Submission of Matters to a Vote of Security Holders          12

Item 6.   Exhibits and Reports on Form 8-K                             12

          Signatures                                                   13

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   September 30,       December 31,
                                                                      1996                 1995
                                                                   -------------       ------------
                                                                   (Unaudited)
                                                                             (In thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $  1,114               $    784
   Customers' accounts receivable, net                                9,347                  7,785
   Other current assets                                               2,332                  2,528
                                                                   --------               --------
                                                                     12,793                 11,097
Property, Plant and Equipment:
   Utility property, plant and equipment - at cost                  116,009                106,280
   Contract operations property, plant and equipment - at cost        6,330                  6,273
                                                                   --------               --------
                                                                    122,339                112,553
   Less accumulated depreciation and amortization                    34,093                 32,286
                                                                   --------               --------
                                                                     88,246                 80,267
Other Assets
   Investments (Note 8)                                               3,695                    805
   Other                                                              5,228                  5,287
                                                                   --------               --------
                                                                      8,923                  6,092
                                                                   --------               --------
                                                                   $109,962               $ 97,456
                                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt and bank notes payable        $ 16,386               $  9,075
   Accounts payable                                                   2,327                  2,269
   Other current liabilities                                          7,629                  7,019
                                                                   --------               --------
                                                                     26,342                 18,363
Other Liabilities and Deferred Credits:
   Long-term debt                                                    19,600                 19,600
   Advances for construction                                          8,125                  8,200
   Contributions in aid of construction                              19,547                 16,380
   Deferred income taxes                                              3,875                  3,238
   Other liabilities and deferred credits                             2,474                  2,429
                                                                   --------               --------

Total Liabilities and Deferred Credits                               79,963                 68,210

Stockholders' Equity:
   Cumulative preferred stock                                           517                    519
   Common stock                                                          26                     26
   Paid-in capital                                                   18,947                 18,715
   Retained earnings                                                 10,551                 10,045
   Unamortized value of restricted stock issued                         (42)                   (59)
                                                                   --------               --------
Total Stockholders' Equity                                           29,999                 29,246
                                                                   --------               --------
                                                                   $109,962               $ 97,456
                                                                   ========               ========

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                   ---------------------------           --------------------------
                                                     1996                1995              1996               1995
                                                   -------             -------           -------            -------
                                                                 (In thousands except per share amounts)
Operating Revenues                                 $18,476             $16,848           $49,903            $41,467

Operating Expenses:
Direct operating expenses                           13,918              12,584            38,348             31,609
Selling, general and administrative                  2,449               2,321             7,430              6,761
                                                   -------             -------           -------            -------
                                                    16,367              14,905            45,778             38,370
                                                   -------             -------           -------            -------

Operating Income                                     2,109               1,943             4,125              3,097

Other Income (Expense):
Interest expense                                      (720)               (589)           (2,074)            (1,746)
Interest income                                         25                  12                72                 56
Gain on sale of land                                     -                   -                 -                 84
Other                                                   78                  24               125                 31
                                                   -------             -------           -------            -------
                                                      (617)               (553)           (1,877)            (1,575)
                                                   -------             -------           -------            -------

Income Before Income Taxes                           1,492               1,390             2,248              1,522
Provision for income taxes                             626                 584               944                639
                                                   -------             -------           -------            -------

Net Income                                             866                 806             1,304                883

Dividends on preferred shares                           (6)                 (7)              (20)               (21)
                                                   -------             -------           -------            -------

Net Income Available For Common Shares             $   860             $   799           $ 1,284            $   862
                                                   =======             =======           =======            =======

Earnings Per Common Share (Note 5)                 $  0.33             $  0.31           $  0.49            $  0.34
                                                   =======             =======           =======            =======

Cash Dividends Per Common Share (Note 5)           $  0.10             $ 0.095           $  0.30            $ 0.285
                                                   =======             =======           =======            =======

Weighted-Average Outstanding
         Common Shares (Note 5)                      2,595               2,566             2,589              2,555
                                                   =======             =======           =======            =======

See accompanying notes.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                 1996               1995
                                                               -------             ------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET                      $  4,079            $ 1,292

CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to property, plant and equipment               (8,256)            (6,237)
        Investment in Windermere Utility Company                 (3,000)                 -
                                                                -------            -------

        Net cash used in investing activities                   (11,256)            (6,237)
                                                                -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net borrowings of short-term debt                         7,311              5,439
        Contributions in aid of construction                        881                546
        Net proceeds from dividend reinvestment and
             employee stock purchase plans                          208                174
        Additions to advances for construction                      140                339
        Dividends paid                                             (783)              (750)
        Payments on advances for construction                      (250)              (224)
        Payments on long-term debt                                    -               (900)
                                                                -------            -------

        Net cash provided by financing activities                 7,507              4,624
                                                                -------            -------

Net increase (decrease) in cash and cash equivalents                330               (321)


Cash and cash equivalents at beginning of year                      784                828
                                                                -------            -------

Cash and cash equivalents at end of quarter                    $  1,114            $   507
                                                                =======            =======

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
             Interest                                          $  1,986            $ 2,110
             Income taxes                                      $    671            $   189
        Non-cash contributions in aid of construction
             conveyed to Company by developers                 $  2,595            $ 1,004
        Depreciation and amortization                          $  2,930            $ 2,831


See accompanying notes.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

1. Southwest Water Company (the Company) and its subsidiaries provide water management services through contract and utility operations. The unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of the Company's management, are necessary to present fairly the financial position of the Company as of September 30, 1996, and the Company's results of operations for the three and nine months ended September 30, 1996. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

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

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Utility operations revenues usually peak during the second and third quarters of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter may reduce contract operations revenue since it hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. For the three and nine months ended September 30, 1996 and 1995, the computations of earnings per common share, after recognition of dividend requirements on preferred shares, have been calculated using the weighted-average number of outstanding common shares since the aggregate dilution from all common equivalent shares is less than three percent of earnings per common share outstanding.

5. The 1995 earnings per common share, cash dividends per common share and weighted-average outstanding common shares have been restated to reflect a 5% stock dividend granted to stockholders of record on January 2, 1996.

6. Effective January 1, 1996, the Company was subject to Statement of Financial Accounting Standard No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Under SFAS No. 121, the Company is required to review the impairment of long-lived assets, including regulatory assets, as well as costs excluded from rate base by regulators. The Company expects that implementing SFAS No. 121 will not have a material impact on its results of operations or financial condition.

7. As of December 31, 1995, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." The related pro forma disclosures were presented in the notes to the Company's consolidated financial statements for 1995.

8. In June 1996, the Company acquired an interest in Windermere Utility Company (Windermere) for an investment of $3,000,000. The investment agreement provides the majority shareholder the option to acquire the Company's interest prior to June 1998 at an agreed upon price. If the majority shareholder does not exercise its option, the Company has the right to acquire 100% of Windermere for an agreed upon price. It is the majority shareholder's intent to acquire the Company's interest. The Company also executed a consulting agreement with Windermere and an additional agreement by which the Company may receive an annual payment based on Windermere's financial performance.

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

At September 30, 1996, the Company had cash and cash equivalent balances totaling $1,114,000. The Company has four lines of credit from three commercial banks, including a $6,000,000 one year credit facility obtained in August 1996. As of September 30, 1996, the Company had a total line of credit capacity of $16,000,000, and unused lines of credit of $3,514,000. During the first nine months of 1996, the Company borrowed a net $7,311,000 on its lines of credit in order to fund construction at its utility operations and to make an investment in Windermere. Two of the lines of credit were renewed in 1996 and expire in 1997. The two remaining lines of credit expire in 1997 and are expected to be renewed in the normal course of business. The Company also had a $3,000,000 term loan which was paid in full at maturity on October 30, 1996.

The Company's additions to property, plant and equipment were $10,851,000 for the nine months ended September 30, 1996, representing an increase of $3,610,000 over the same period in 1995. This increase relates primarily to utility plant additions both at NMUI in response to increased residential and commercial construction and at Suburban for new and refurbishing existing utility plant.
To help fund the plant additions, developers made cash contributions in aid of construction (CIAC) totaling $881,000. In addition, $2,595,000 was received from developers through non-cash CIAC. The Company anticipates that its funding of construction projects will decrease during the next three months with short-term borrowing anticipated to meet construction requirements.

Capital expenditures at NMUI are expected to decrease approximately $3,700,000 in 1997 due to the completion of major projects in 1996. Developer CIAC received will also decrease accordingly. Suburban's 1997 capital expenditures are expected to increase approximately $1,100,000 over 1996 levels, due to the construction of additional new utility plant and the refurbishment of existing utility plant. Short-term borrowing is anticipated by the Company in 1997 for capital expenditures not funded by operations or CIAC.

The Company completed long-term First Mortgage Bond financing negotiations and made private placements during the third quarter of 1996. In October 1996, Suburban received $8,000,000 of bond proceeds, and NMUI will receive $4,000,000 of bond proceeds in November 1996. Both financing arrangements have a 10-year maturity period with semi-annual interest only payments required. Proceeds will be used to repay a portion of short-term debt and fund ongoing construction requirements at the utilities. Following the bond financings, the Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $19,689,000. The amount of additional borrowing available to the Company under the lines of credit currently in place is limited by financial covenants that restrict additional borrowing at September 30, 1996 to a maximum of $7,600,000.

The Company anticipates that its available short term borrowing capacity and its cash flow generated from operations are sufficient to fund its activities for the next 12 months. If additional cash were needed, the Company would consider alternative sources including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

REGULATORY AFFAIRS AND INFLATION:

Regulation:
-----------

The rates and operations of the Company's utilities are regulated by the California Public Utilities Commission (CPUC) and the New Mexico Public Utility Commission (NMPUC). The rates allowed are intended to provide the utilities an opportunity to earn a reasonable return on common equity. The Company anticipates that future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

In December 1995, Suburban and the CPUC staff negotiated a rate increase of 4.25% ($1.1 million), with two additional increases for inflation in 1997 and 1998. Final CPUC approval was received on April 19, 1996, with the new rates effective April 24, 1996. The rate increase authorizes Suburban to earn a 10% return on common equity.

1995 Tax Legislation:
---------------------

The Water Utility Infrastructure Improvement Act of 1995 was passed by the California legislature and signed by the governor on August 10, 1995. This law provides that water utilities that sold excess real property and invested the net proceeds of the sale in its utility plant within an eight-year period are not required to allocate any gains to ratepayers. Any net proceeds not invested in utility plant during the eight-year period must be allocated to ratepayers. The legislation applies to land sales occurring after December 31, 1995.

1996 Tax Legislation:
---------------------

From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000. The allocation of the gains have not been ruled on by the CPUC with regards to allocation between ratepayers and shareholders. On September 26, 1996, Senate Bill 1099 was passed
by the California legislature and signed by the governor.   This law, effective
on January 1, 1997, is identical to the Water Utility Infrastructure Improvement Act of 1995, and applies to real property sold before January 1, 1996, such as
Suburban's land sales.   Since the proceeds of the four land sales were invested
in utility plant, the gains should not be subject to allocation to the ratepayers.

On August 20, 1996, legislation was enacted that changed the federal tax treatment of CIAC. Since 1986, water utilities have been required to include CIAC in taxable income for federal tax purposes at the time of receipt and to depreciate the related plant. The new law repealed the requirement to include CIAC as taxable income and pay taxes at the time of receipt and also eliminated the depreciation deduction. The law is effective for CIAC received after June 12, 1996.

To help fund the repeal of the income tax on CIAC, the legislation also changed the depreciation method and useful life for most water utility property. The old rules allowed a 150% declining balance depreciation method over a 20-year period; the new rules require straight line depreciation over a 25-year period.

The net impact of the repeal of the income tax on CIAC combined with the change in depreciation calculations should impact NMUI's cash flow favorably, since high levels of CIAC are expected in its fast growing service area. The effect on earnings at Suburban is not expected to be significant, however, cash flow could be negatively affected by the legislation. Until the Internal Revenue Service completes its final regulations and the states of California and New Mexico complete changes, if any, to their tax regulations, the full impact of this tax change is not known at this time. The Company does not believe that these tax law changes will have an adverse impact on its ability to fund its ongoing operations and capital needs.

Regulatory Developments:
------------------------

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

Contract Operations:
--------------------

The operations of ECO are not regulated. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract by contract basis.

ENVIRONMENTAL AFFAIRS:

The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (EPA) and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act (as reenacted in 1996), and the Resource Conservation and Recovery Act. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. Costs associated with the testing of the Company's water supplies have, however, increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Earnings per common share increased from $.31 in 1995 to $.33 in 1996.

Operating income increased $166,000, or 9%, and, as a percentage of operating revenues, remained the same in 1996 and 1995. Operating income at the utilities remained primarily unchanged. ECO's operating loss decreased by $56,000
compared to 1995.   Parent company expenses decreased $83,000 primarily due to the reduction in outside consulting services.

Operating revenues
------------------

Operating revenues increased $1,628,000, or 10%. Water utility revenues increased $750,000 due to warmer weather in comparison to 1995 resulting in a 3.5% increase in water consumption by Suburban's customers and a 2% increase in water consumption by NMUI's customers. Suburban also benefited from a rate increase authorized in April 1996. NMUI added 149 new water customers in the third quarter of 1996, which also contributed to the increase. ECO's revenues increased $878,000 primarily as a result of revenues from additional work outside the scope of its contracts.

Direct operating expenses
-------------------------

Direct operating expenses increased $1,334,000 or 11%. As a percentage of operating revenues, these expenses were 75% in both 1996 and 1995. Water utility direct operating expenses increased $624,000, which reflects the increase in water consumption by Suburban and NMUI customers along with increases in purchased water from outside sources to meet customer demand. ECO's direct operating expenses increased $710,000, resulting primarily from higher expenses associated with additional work outside the scope of contracts.

Selling, general and administrative
-----------------------------------

Selling, general and administrative expenses increased $128,000 or 6%. As a percentage of operating revenues, these expenses decreased from 14% in 1995 to 13% in 1996. Selling, general and administrative expenses at Suburban and NMUI increased $99,000, due primarily to higher payroll expenses. ECO's selling, general and administrative expenses increased $112,000 due primarily to increased marketing and payroll expenses. As discussed above, general and administrative expenses of the parent company decreased $83,000.

Other income and expense
------------------------

Interest expense increased $131,000 primarily due to higher line of credit balances. Other income increased by $54,000 primarily due to consulting fees received from Windermere.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

Earnings per common share increased from $.34 in 1995 to $.49 in 1996. Results for the first nine months of 1995 included a net gain of $50,000, or $.02 per common share, from the sale of surplus land owned by Suburban in the first quarter of 1995, and a net gain of $105,000 ($175,000 on a pretax basis) from the recovery of disputed property tax assessments by Suburban in the second quarter of 1995.

Operating income increased $1,028,000, or $33%, and, as a percentage of operating revenues, increased from 7% in 1995 to 8% in 1996. Operating income at the utilities increased $603,000 due primarily to increased water consumption and the effects of a rate increase in the second quarter of 1996. NMUI's customer base growth also contributed to the increase. ECO's operating loss decreased by $798,000 compared to 1995, due primarily to additional work outside the scope of contracts, new contracts, and cost containment. Parent company expenses increased $373,000 primarily due to additional corporate reserves offset partially by a reduction in outside consulting fees.

Operating revenues
------------------

Operating revenues increased $8,436,000 or 20%. Water utility revenues increased $2,532,000 due to warmer weather resulting in an increase in water consumption by customers at Suburban and NMUI. Suburban also benefited from a water rate increase. NMUI added 587 new water customers in the first nine months of 1996. ECO's revenues increased $5,904,000, primarily as a result of revenues from additional work outside the scope of contracts and the benefit of new contracts entered into in 1995.

Direct operating expenses
-------------------------

Direct operating expenses increased $6,739,000 or 21%. As a percentage of operating revenues, these expenses were 77% in 1996 and 76% in 1995, with the one percent increase due primarily to purchases of water from outside sources to meet increased customer demand. Water utility direct operating expenses increased $1,661,000, primarily reflecting the increase in water costs needed to meet increased consumption by Suburban and NMUI customers. ECO's direct operating expenses increased $5,078,000, resulting primarily from higher expenses associated with additional work outside the scope of contracts and new contracts.

Selling, general and administrative
-----------------------------------

Selling, general and administrative expenses increased $669,000 or 10%. As a percentage of operating revenues, these expenses decreased from 16% in 1995 to 15% in 1996. Selling, general and administrative expenses at the utilities increased $268,000 primarily due to the impact of the tax assessment recovery in 1995 noted earlier. ECO's selling, general and administrative expenses increased $28,000. As discussed above, general and administrative expenses of the parent company increased $373,000.

Other income and expense
------------------------

Interest expense increased $328,000 primarily due to higher line of credit balances. Other income increased $94,000 primarily due to consulting fees received from Windermere.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

In September 1995, Suburban, the Company, and several unrelated parties were served with a complaint by a former employee of Suburban who worked for Suburban in the 1950's. The plaintiff claimed he was exposed to asbestos fibers during his employment and, as a result of such exposure, he contracted mesothelioma. Suburban and the Company denied all allegations in their response to the complaint. In late 1995, the former employee died and in 1996, the former employee's widow and children filed a wrongful death action against Suburban and the Company. This complaint alleges the same facts as the first complaint, plus the death of the former employee. The two actions have been consolidated.

The plaintiffs claim the defendants are responsible on the basis of negligence, breach of warranty and strict liability. Both actions seek unspecified general damages and burial expenses. The Company has made written demands for defense and indemnity against all general liability and workers' compensation carriers who provided coverage during the last 30 years. Two workers' compensation carriers have acknowledged Suburban's written demands for defense and indemnity against all general liability but have not accepted responsibility for defense or indemnity. One general liability carrier has agreed, on a very limited basis, to accept defense and indemnity obligations under the liability policies it issued. Suburban and the Company are continuing discussions with other general liability carriers concerning their acceptance of defense and indemnity obligations.

Certain defendants who were alleged to be suppliers of asbestos cement pipe to Suburban have been dismissed on the basis that they were not suppliers to Suburban. The alleged manufacturer defendant may not be reachable in these actions due to certain rulings made in a bankruptcy proceeding. As a result, Suburban and the Company may be the only remaining defendants in the actions. The plaintiffs have initiated discovery with responses due in November 1996. Suburban and the Company maintain that they have no responsibility for the death of the former employee and intend to contest these claims vigorously.

As described in the Company's 1995 Form 10-K Report, Suburban was a defendant and cross-defendant in two actions filed in March 1994 and June 1994 in the Superior Court of Los Angeles County arising from a slope failure in 1992 in a hilly residential development in West Covina, California. These actions were settled during the second quarter of 1996 for $150,000. Suburban's share of the settlement payment was $32,000, and Suburban's insurance carrier agreed to fund any payment in excess of Suburban's deductible.

There have been no other significant changes in the various litigation matters described in the Company's 1995 Form 10-K Report.

The Company is the subject of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operations or cash flow.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     Exhibits furnished pursuant to Item 601 of Regulation S-K

        4.7 Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and First Trust of California, N.A., filed herewith.

        4.8 Second Amendment and Supplement to Indenture of Mortgage dated October 21, 1996, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, N.A., filed herewith.

        10.13 Credit Agreement dated June 30, 1996 between Suburban Water Systems and Wells Fargo Bank, N.A., filed herewith.

        10.14 Credit Agreement dated August 29, 1996 between Registrant and Mellon Bank, N.A., filed herewith.

        27     Financial Data Schedule.

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTHWEST WATER COMPANY
                                   -----------------------
                                   (Registrant)



Dated: November 4, 1996            /s/ PETER J. MOERBEEK
-----------------------            ---------------------
                                   Peter J. Moerbeek, Vice President Finance and
                                   Chief Financial Officer