Form 10-K405
period 1996-12-31
SOUTHWEST WATER CO
filed 1997-03-28
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
         EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

 _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________to_________________

Commission file number 0-8176



                            SOUTHWEST WATER COMPANY
             (Exact name of registrant as specified in its charter)


                          DELAWARE                      95-1840947
                STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
                INCORPORATION OR ORGANIZATION        IDENTIFICATION NO.)

             225 NORTH BARRANCA AVENUE, SUITE 200         91791-1605
                   WEST COVINA, CALIFORNIA                (ZIP CODE)
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (818) 915-1551
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
          (1)  COMMON SHARES, $.01 PAR VALUE
          (2)  SERIES A, 5-1/4% PREFERRED SHARES, CUMULATIVE, $.01 PAR VALUE
                             (TITLE OF EACH CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES    X      NO
       -----       -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  On March 20, 1997, there were 3,129,622 common shares outstanding. The aggregate market value of the Registrant's common shares held by non-affiliates of Registrant (2,927,491 shares) was approximately $35,129,892 based upon the average of the high and low stock prices as of March 20, 1997. Registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of Registrant because there is no public market for such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      DOCUMENTS                                               FORM 10-K REFERENCE
      ---------                                               -------------------
      Portions of Registrant's 1996
          Annual Report to Stockholders                             Part II
      Proxy Statement dated on or about April 11, 1997,
          for Annual Meeting of Stockholders on Thursday,
          May 22, 1997                                              Part III

          SEE PAGES 36 TO 39 FOR EXHIBIT INDEX FILED WITH THIS REPORT.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES


                                     INDEX


PART I.                                                                                           PAGE NO.
                                                                                                  --------
Item 1:        Business.........................................................................    1-8
Item 2:        Properties.......................................................................    8-9
Item 3:        Legal Proceedings................................................................      9
Item 4:        Submission of Matters to a Vote of Security Holders..............................     10
Item 4A:       Executive Officers of the Registrant.............................................     10


PART II.

Item 5:        Market for the Registrant's Common Equity and Related Stockholder
               Matters..........................................................................     11
Item 6:        Selected Financial Data..........................................................     11
Item 7:        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................  11-15
Item 8:        Financial Statements and Supplementary Data......................................  16-32
Item 9:        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.............................................................     33

PART III.

Item 10:       Directors and Executive Officers of the Registrant...............................     33
Item 11:       Executive Compensation...........................................................     33
Item 12:       Security Ownership of Certain Beneficial Owners and Management...................     33
Item 13:       Certain Relationships and Related Transactions...................................     33

PART IV.

Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K..................  34-35
               Exhibit Index....................................................................  36-39
               Signatures.......................................................................     40

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

Southwest Water Company (hereafter together with its subsidiaries referred to as the "Company" or "Registrant") was incorporated under the laws of the State of California on December 10, 1954. The Company reincorporated in the State of Delaware on June 30, 1988. The Company is engaged in the water management business, providing water and wastewater services to over half a million people located throughout California, New Mexico, Texas and Mississippi. All regulated water utility operations of the Company are conducted through two wholly owned subsidiaries, Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). A third wholly owned subsidiary, ECO Resources, Inc. ("ECO"), operates and manages water and wastewater treatment facilities owned by cities, municipalities and private entities.

General Information

There have been no significant changes in the way the Company does business during the year. The focus of the water management industry is customer service, not technology or manufacturing processes; therefore, the Company conducts no significant research or development activities, and the Company has no patents, trademarks or licenses. The Company does use certain commodities in its daily operations, such as chemicals and supplies, which are at present readily available from a number of different suppliers.

There are no individual customers of the Company who generated revenues that exceeded 10 percent of the Company's consolidated revenues, or whose loss would have a material adverse effect on the Company's consolidated operations. To date, the Company has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 1996, the Company employed 524 persons, none of whom were represented by an employee union.

A. REGULATED UTILITY OPERATIONS

   SUBURBAN WATER SYSTEMS

   Product and Business

   Suburban is a regulated public water utility that produces and supplies water for residential, business, industrial and public authority use, and for private and public fire protection service under jurisdiction of the California Public Utilities Commission (the "CPUC"). Suburban's service areas are located within Los Angeles and Orange Counties, California.

   Suburban or its predecessor entities have been engaged in supplying water since approximately 1907. From the mid-1950s to the late 1960s, Suburban's operations rapidly expanded as the transition from agricultural land use to residential, business and industrial use occurred throughout its service areas. Primarily due to the population saturation of its existing service areas, Suburban has experienced modest customer growth since the late 1960s.

   At December 31, 1996, Suburban served 66,236 customers, including 62,519 residential customers, 2,640 business and industrial customers, 265 public authority customers and 812 fire protection service customers. During 1996, Suburban's operating revenues were 74% from sales to residential customers, 18% from sales to business and industrial customers, and 8% from sales to other customers.

   Seasonal temperature and rainfall variations subject Suburban's business to material fluctuations. Since most of Suburban's residential customers use more water in hot, dry weather conditions, the first quarter of each year is usually the lowest in terms of customer consumption, revenues and profitability.

   Wells and Other Water Sources

   Suburban owns 15 wells that pump water from two of the major groundwater basins in the Southern California coastal watershed: the Central Basin and the Main San Gabriel Basin (the "Main Basin"). The Main Basin is the source of approximately 71% of Suburban's total water production. The rights to pump water from these basins have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's right to produce water at levels prescribed each year by the Watermaster Boards which manage the basins. As the water level in the Main Basin increases or decreases, the Watermaster Board adjusts the amount of water Suburban and other producers may pump from this basin without paying an additional charge. When Suburban produces water from either basin in excess of prescribed levels, an additional payment is required to provide for the replenishment of the water supply. These basins provide the lowest cost of water for Suburban.

   During the past few years, Suburban has drilled new, deep wells which allow it to discontinue using older inefficient wells that contain the presence of nitrates and contaminants. These wells have successfully replaced the lost production of the older wells. However, no assurance can be given that Suburban will be able to replace wells with either production problems or the presence of nitrates and contaminants in the future.

   Suburban also purchases water from two mutual water companies. Suburban's ownership of shares in each of these mutual water companies has allowed it to increase its water entitlement and maintain a lower cost of water. In addition, Suburban leases basin pumping rights from other parties, which also helps reduce its cost of water.

   Supplementing this water supply is water occasionally purchased from external sources at a higher cost to Suburban. Suburban has a connection to the "Lower Feeder" of the Metropolitan Water District of Southern California ("MWD") through which it purchases water to supplement the supply to its Whittier/La Mirada Service Area. Additionally, Suburban has access to another MWD connection which serves to supplement the supply of water in its San Jose Hills Service Area. Suburban also has interconnections with other water purveyors that can be used as supplemental and emergency sources of supply. Current levels of the basins discussed above are sufficient to eliminate any drought concerns; however, there is no assurance that the current allowable pumping levels will continue in the future.

   Water Quality Regulation

   Water supplied by Suburban is subject to regulation by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act as reenacted in 1996, (the "US Act") and by the Office of Drinking Water of the California Department of Health Services (the "Health Department") acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The US Act provides for establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. The EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA. In many instances MCLs and other requirements of the Health Department are even more restrictive than those of the EPA.

   Both the EPA and the Health Department have promulgated regulations and other pronouncements that require periodic testing and sampling of water. Among other rules, these regulations include permissible levels of radio nuclides (including radon), rules governing lead and copper and mandating corrosion control studies and sampling, as well as specifying permissible levels of volatile organic compounds ("VOCs"), herbicides, pesticides and inorganic substances.

   Suburban's water quality personnel regularly monitor and sample the quality of water being distributed. Samples of water from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been promulgated. In addition, sampling and testing for certain pollutants such as VOCs is conducted by independent engineers retained by the Boards of the Central Basin and the Main Basin. The results of such sampling and testing are made available to all producers, with the cost of such sampling and testing covered by Board assessments to the producers. Testing, sampling and inspections are conducted at the intervals, locations and frequencies required by EPA and Health Department regulations. Chlorination is currently performed only to provide a chlorine residual required by the Health Department as a safeguard against bacterialogical contamination.

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

   The EPA has conducted numerous studies of underground water in the Main Basin (including the Bartolo Well Field). In 1984, the EPA named the Main Basin as a Superfund site and named as potentially responsible parties ("PRPs") several large industrial companies that allegedly caused the contamination. Suburban's facilities were not named as sources of VOCs or other contamination in any portion of the Main Basin (i.e., Suburban's operations do not discharge VOCs into the ground or groundwater). However, some government officials have suggested that the Main Basin water producers may have clean-up liability with respect to contaminants in the Main Basin under applicable environmental statutes on various theories by virtue of their pumping operations. It is expected that the EPA will continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any governmental agency has targeted Suburban or other water producers as PRPs.

   To date, water produced from the Bartolo Well Field and other wells maintained by Suburban in the Main Basin meets all applicable governmental requirements. The treatment proposed by the EPA, and other measures taken by or available to Suburban, are intended to ensure that Suburban continues to have an adequate supply of potable water which meets all applicable governmental standards. While technology exists to remove VOC contaminants from basin water, there can be no assurance that either (i) such technology will be adequate in the future to reduce the amounts of VOCs and other contaminants in water produced by Suburban in the Main Basin to acceptable levels or (ii) the costs of such removal will be fully recoverable from Suburban's customers. To date, Suburban has been permitted to recover from its ratepayers all expenses associated with water quality maintenance.

   There can be no assurance that governmental authorities will not seek in the future to recover clean-up costs from Suburban or that source polluters will not seek contribution from water producers for clean-up costs which they may be required to pay. If Suburban were required to pay any such clean-up costs, Suburban would seek to recover such costs, and costs incurred in removing contaminants from water produced, through increased rates to its customers, a practice which has been permitted by the CPUC in the past. Moreover, there are over 100 water producers in the Main Basin, and the Company believes that Suburban's share of any clean-up costs assessed against the producers would only be a small a fraction of the total. Due to the potential recovery of the clean-up costs through higher rates, such costs are not expected to have a material impact on Suburban's financial condition or results of operation.

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

   Under current CPUC practices, water rates may be increased by two methods: general rate increases and offsets for certain expense increases. General rate increases typically are for three years and include "step" increases in rates for the second and third years. General rate increases are authorized after formal proceedings with the CPUC in which the overall rate structure, expenses and rate base are examined by CPUC staff, and public hearings are held. Formal general rate proceedings require approximately 12 months from the filing of an application to the authorization of new rates by the CPUC. Rates are based on estimated expenses and capital costs for a forecasted two-year period and are established for each of the two years based on these estimates, as approved by the CPUC. Rates for the third year of the three-year rate period are set by assuming that costs and expenses will increase in the same proportion over the second year as the increase projected for the second year over the first. The step rate increases for the second and third years are allowed to compensate for projected cost increases, but are subject to later demonstration that earnings levels in the service area do not exceed the rate of return authorized at the general rate proceeding. In 1995, Suburban filed a general rate increase application with the CPUC and negotiated with the CPUC staff a 4.25% ($1,100,000) rate increase, which became effective April 24, 1996. On December 3, 1996, the CPUC approved Suburban's filing for a 2.62% ($705,000) step increase which became effective January 1, 1997. Suburban will file for another step increase for inflation to become effective on January 1, 1998.

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

   Future Development

   In recent years, Suburban's growth has been limited to minor extensions into new subdivisions along the periphery of its service areas. During 1996, Suburban constructed a new water storage reservoir with a capacity of three million gallons, fed by adjacent wells, which will supply water to 1,100 new homes. Because there is little area available for new business or industrial construction and because of recent low levels of residential growth, this increase in customers is unusual, and is not expected to continue in the future.

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

   The water utility business requires substantial amounts of capital for the construction, extension and replacement of water distribution facilities. This capital is generated from Suburban's operations; from periodic debt financings by Suburban; from lines of credit of the Company; from contributions in aid of construction received from developers, governmental agencies, municipalities or individuals; and from advances received by developers that are repaid under rules of the CPUC. During 1996, $8 million of First Mortgage Bonds were issued to retire existing short-term indebtedness and fund future capital expenditures. During 1996 and 1995, capital expenditures approximated $6,124,000 and $4,095,000, respectively.

   NEW MEXICO UTILITIES, INC.

   Product and Business

   In 1969, Suburban purchased NMUI. On June 1, 1987, the New Mexico Public Utility Commission ("NMPUC") authorized Suburban to transfer by stock dividend all of the stock of NMUI to Southwest Water Company which caused NMUI to become a wholly owned subsidiary of Southwest Water Company. NMUI is a regulated public water utility which provides water supply and sewage collection services for residential, commercial, irrigation, and fire protection customers under jurisdiction of the NMPUC. NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico. NMUI's service area contains a population of approximately 17,000 persons and covers approximately 17 square miles, of which approximately 21% has been developed.

   Since 1969, NMUI has grown from approximately 800 customers to almost 5,000 customers. Most of this growth has come from extension of water services and sewage collection services into new residential subdivisions and from the development of commercial property. Continuing economic development in NMUI's service area is expected to lead to additional increases in the number of customers in the near future. NMUI believes that it has an adequate water capacity to serve its current customer base as well as new customers in the foreseeable future.

   At December 31, 1996, NMUI provided water service to 4,740 customers including 4,255 residential customers, 458 commercial and industrial customers, one golf course with five service connections, and 22 private fire protection customers. NMUI also provided sewer collection service to 4,408 customers including 4,151 residential customers and 257 commercial and industrial customers. During 1996, NMUI's operating revenues were 44% from sales to residential customers and 56% from sales to commercial and industrial customers.

   Seasonal temperature and rainfall variations subject NMUI's business to material fluctuations. Since most of NMUI's residential customers use more water in hot, dry weather conditions, the first quarter of each year is usually the lowest in terms of customer consumption, revenues and profitability. The sewer operation revenues remain relatively constant throughout the year.

   Wells and Other Water Sources

   NMUI owns four wells and three reservoirs, including a new 2.75 million gallon water storage reservoir which was constructed and placed in service in 1996. If customer growth continues in NMUI's service area as projected, NMUI may have to increase its water supply capability through additional well construction. To ensure the availability of an emergency supply of water, NMUI has one interconnection with another water purveyor.

   NMUI wells produce good quality water from the Rio Grande Underground Basin. All water supplied by NMUI to its customers is subject to regulation by the EPA and by the State of New Mexico Environmental Improvement Division ("EID"). Samples of water from throughout the system are tested regularly by independent, state certified laboratories and the results of the tests are sent to the EID. Chlorination is performed to provide an allowable chlorine residual as a safeguard against bacteriological contamination.

   Water supplied by NMUI meets all current requirements of the US Act and the EID, and NMUI anticipates no significant capital expenditures to comply with current requirements. To date, NMUI has experienced no material affect upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. There can be no assurance, however, that water supplied by NMUI will meet future EPA or EID requirements, or that such requirements will not require capital expenditures by NMUI.

   Competition, Regulation and Future Development

   NMUI operates under a Certificate of Public Convenience and Necessity granted by the NMPUC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business.

   Requests for rate increases are submitted to the NMPUC with the test year typically being the previous year's actual results. In December 1995, NMUI was granted an 8% ($124,000) general sewer rate increase by the NMPUC, effective January 1996. NMUI has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, any inability to increase rates would adversely affect NMUI's results of operations.

   As the City of Albuquerque (the "City") has expanded its jurisdiction, it has annexed to the City most of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Currently, 52% of NMUI's customers are located within the city limits. Under New Mexico law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value if the election to proceed with a condemnation is made. The laws of the State of New Mexico also provide that no public agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility.

   In February 1997, the Company was approached by the City concerning the potential sale of NMUI's assets to the City. The current expression of interest by the City is a continuation of intermittent discussions held over a number of years as the City has expanded its borders. Discussions have begun; however, at this time, management cannot predict whether an agreement for the sale of NMUI's assets is likely, or, if an agreement were reached, the price for the assets.

   NMUI's operations are capital intensive. This capital is generated from NMUI's operations; from periodic debt financings by NMUI; from lines of credit of NMUI and the Company; from contributions in aid of construction received from developers; and from advances received by developers which are repaid under rules of the NMPUC. During 1996, $4 million of First Mortgage Bonds were issued to retire existing short-term indebtedness and fund future capital expenditures. During 1996 and 1995, capital expenditures approximated $8,169,000 and $7,275,000, respectively.

B. CONTRACT OPERATIONS

   ECO RESOURCES, INC.

   Product, Business and Regulation

   In 1985, the Company purchased all of the outstanding common shares of ECO thereby diversifying into the management and operation of water and wastewater systems owned by others. In addition to managing and operating water and wastewater systems, ECO also performs associated specialized services, such as equipment maintenance and repair, sewer pipeline cleaning, billing and collection, and state-certified laboratory analysis.

   ECO has two distinct types of contractual relationships: municipal utility district contracts and operations and maintenance contracts with cities and municipalities.

   Municipal Utility District (MUDs) Contracts

   ECO has 138 contracts with MUDs in Houston and Austin, Texas. A MUD is a utility district created by the Texas Natural Resource Conservation Commission with an objective of providing water, wastewater and drainage services to areas where municipal services are not available. ECO negotiates operating contracts with each MUD's respective Board of Directors.

   Most MUD contracts are short-term contracts and are cancelable on 30 or 60 day notice by either party. In a typical MUD contract, a monthly base fee is charged for which ECO provides the MUD with certain maintenance and operations services, as well as billing, collection and customer services. Additional services beyond those covered by the base fee typically generate revenues on a time and material basis.

   As the large Texas cities, such as Houston and Austin, expand their territory, they periodically condemn the MUD-owned facilities and annex them to the city-owned facilities. In 1996, two MUD contracts were canceled due to annexation, five MUD contracts were canceled for competitive reasons, and 10 new MUD contracts were added.

   Operations and Maintenance (O&M) Contracts

   ECO has 18 O&M contracts with cities, municipalities, or private entities located in Texas, Mississippi, New Mexico and California. A typical O&M contract tends to average three to five years in duration and is generally cancelable only upon a specific breach of the contract by either party. Typical O&M contracts provide for a specified level of services with additional billings if the owner of the facilities requires special services. During 1996, one O&M contract was lost when the city elected not to continue outsourcing these services. In 1996, two new O&M contracts were added.

   Competition and Future Development

   ECO is operating in an industry undergoing significant and rapid changes. Competition is based on both lowest cost and technical expertise. ECO's competition in the O&M portion of its business includes four significantly larger companies that provide O&M services on a national and international basis, as well as several regional competitors, both smaller and larger than ECO. In the MUD portion of the business, competitors include one large national company and at least five smaller, local companies.

   ECO intends to expand its current business base in Texas, Mississippi, New Mexico and California. This expansion requires that sales and marketing expenses continue at the current level.

ITEM 2.  PROPERTIES

The Company leases approximately 5,500 square feet of office space for its corporate headquarters in West Covina, California.

A. REGULATED UTILITY OPERATIONS

   The Company's regulated utility operations lease two office buildings for their headquarters in Covina, California, and Albuquerque, New Mexico. In addition, Suburban owns two buildings that house its district operations, and NMUI owns a warehouse building that houses its field supplies and equipment.

   SUBURBAN WATER SYSTEMS

   Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban also has rights-of-way and easements in its service area necessary to provide its water services. At December 31, 1996, Suburban owned 702 miles of transmission and distribution mains, 27 storage reservoirs with a total capacity of 56 million gallons and 15 wells with a total pumping capacity of approximately 32,000 gallons per minute. These facilities vary as to age and quality, but each is believed by Suburban to be in good condition and adequate for current operations. Suburban has a master plan that provides for periodic evaluation of the adequacy of system operations. In accordance with this master plan, Suburban will continue its capital expenditure program and construct and replace reservoirs, wells and transmission and distribution lines in future years, as needed. Normal maintenance and construction work on these facilities is performed by employees of Suburban, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repair is performed by Suburban and constitutes a significant portion of its expenses (approximately $1,580,000 in 1996).

   Virtually all property of Suburban, other than 11.4 acres of vacant land in La Puente, California, is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the "Indenture"), as amended February 7, 1990, January 24, 1992 and October 9, 1996, securing Suburban's First Mortgage Bonds. The Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions common to such types of instruments, including limitations on the amount of cash dividends that Suburban may pay to the Company. The vacant land in La Puente, California is not necessary for utility operations and has been listed for sale.

   NEW MEXICO UTILITIES, INC.

   NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. At December 31, 1996, NMUI owned 106 miles of transmission and distribution mains and three storage reservoirs with a total capacity of eight million gallons. The four wells operated by NMUI have a total pumping capacity of 7,425 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and 82 miles of interceptor and collector lines. These facilities vary as to age, and each is believed by NMUI to be adequate for current and foreseeable operations. Normal maintenance and construction work on these facilities is performed by employees of NMUI or outside contractors. Maintenance and repair expenses of approximately $185,000 were incurred in 1996. NMUI also has rights-of-way and easements in its service area necessary to provide water and sewer services.

   Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage and Deed of Trust (the "NMUI Indenture") dated February 14, 1992, as amended May 15, 1992 and October 21, 1996, securing NMUI's First Mortgage Bonds. The NMUI Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property, and includes various covenants and other restrictions common to such types of instruments, including limitations on the amount of cash dividends that NMUI may pay to the Company.


B. CONTRACT OPERATIONS

   ECO RESOURCES, INC.

   ECO owns 4.3 acres and a 17,000 square foot building that house fleet and maintenance operations in the Houston, Texas, area. ECO also owns 10 acres and a 10,000 square foot building in Austin, Texas that house office, fleet and maintenance operations. In addition, ECO owns or leases 289 vehicles and other equipment used in daily operations. ECO leases approximately 34,000 square feet of office, warehouse and lab space in nine facilities in the Houston, Texas area; the Rio Grande Valley, Texas area; Mississippi; New Mexico; and California.

ITEM 3.  LEGAL PROCEEDINGS

As described previously in the Company's Form 10-Q Report for the quarter ended September 30, 1996, Suburban, the Company, and several unrelated parties were served with a complaint in September 1995, by a former employee of Suburban who worked for Suburban in the 1950s. The plaintiff claimed he was exposed to asbestos fibers during his employment and, as a result of such exposure, he contracted mesothelioma. Suburban and the Company denied all allegations in their response to the complaint. In 1995, the former employee died and in 1996, the former employee's widow and children filed a wrongful death action against Suburban and the Company. This complaint alleges the same facts as the first complaint, plus the death of the former employee. The two actions have been consolidated.

The plaintiffs claim the defendants are responsible on the basis of negligence, breach of warranty and strict liability. Both actions seek unspecified general damages and burial expenses. The Company has made written demands for defense and indemnity against all general liability and workers' compensation carriers who provided coverage during the last 30 years. Two workers' compensation carriers have acknowledged Suburban's written demands for defense and indemnity against all general liability but have not accepted responsibility for defense or indemnity. Two general liability carriers have agreed, on a very limited basis, to accept defense and indemnity obligations under the liability policies issued. Suburban and the Company are continuing discussions with other general liability carriers concerning their acceptance of defense and indemnity obligations.

Certain defendants who were alleged to be suppliers of asbestos cement pipe to Suburban have been dismissed on the basis that they were not suppliers to Suburban. The alleged manufacturer defendant may not be reachable in these actions due to certain rulings made in a bankruptcy proceeding. As a result, Suburban and the Company may be the only remaining defendants in the actions. The plaintiffs have initiated discovery and negotiations are underway to limit the scope of this discovery. Presently, there has been no specific claim for damages by the plaintiffs. Suburban and the Company maintain that they have no responsibility for the death of the former employee and intend to contest these claims vigorously.

The Company and its subsidiaries are the subject of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operation or cash flow.

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


                                              POSITIONS AND OFFICES CURRENTLY HELD
       NAME                      AGE                AND BUSINESS EXPERIENCE                                  DATE ELECTED
       ----                      ---          ------------------------------------                           -------------

Anton C. Garnier                  56          Chief Executive Officer and President of the
                                              Company                                                        November 1968
                                              Chairman of the Board                                          August 1996

Peter J. Moerbeek                 49          Vice President Finance and Chief Financial Officer             August 1995
                                              Chief Operating Officer of ECO                                 January 1997
                                              Director of Suburban and ECO                                   October 1995
                                              Secretary of the Company, Suburban and ECO                     October 1995
                                              Previously Executive Vice President Finance
                                               and Operations of Pico Products, Inc. and
                                               Pico Macom, Inc.  (1989 - 1995)

Michael O. Quinn                  50          President of Suburban                                          May 1996
                                              Director of Suburban                                           May 1993
                                              Chief Operating Officer of Suburban                            April 1992
                                              Previously President of ECO
                                              (October 1985 - April 1992)

Robert L. Swartwout               55          President and General Manager of NMUI                          March 1992
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


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information with respect to the market for and number of holders of the Company's common shares as well as quarterly market and dividend information is set forth under the caption "Market and Dividend Information" in the Company's 1996 Annual Report to Stockholders and is hereby incorporated by reference. The number of holders of the Company's common shares was computed based on a count of record holders as of December 31, 1996.

There were no equity securities of the Registrant sold by the Registrant during 1996 which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The information included under the caption "Selected Financial Data" in the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban for the replacement and renovation of existing water utility facilities and by construction expenditures for new water and wastewater utility facilities at NMUI. Liquidity is also influenced by the Company's continuing investment in ECO.

At December 31, 1996, the Company had cash and cash equivalent balances totaling $790,000. The Company has three lines of credit from three commercial banks. As of December 31, 1996, the Company had a total line of credit capacity of $16,000,000, and unused lines of credit of $10,811,000. Each of the lines of credit expires in 1997 and is expected to be renewed in the normal course of business. During 1996, the Company borrowed on its lines of credit in order to fund construction expenditures at its utility operations and to make an investment in Windermere Utility Company ("Windermere"). In the fourth quarter, the line of credit borrowings were reduced using proceeds from the long-term First Mortgage Bond financing discussed below, resulting in a net repayment on the Company's short-term lines of credit of $2,986,000 during 1996.

The Company completed long-term First Mortgage Bond financing negotiations and made private placements during the third quarter of 1996. In October 1996, Suburban received $8,000,000 of bond proceeds, and in November 1996, NMUI received $4,000,000 of bond proceeds. Both financing arrangements have a 10-year maturity period with semi-annual, interest-only payments required. Part of the proceeds were used to repay a portion of short-term debt with the remaining proceeds to be used to fund ongoing construction requirements at the utilities. The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $22,646,000. The amount of additional borrowing available to the Company under its current short-term lines of credit is limited by financial covenants that restrict additional borrowing at December 31, 1996 to a maximum of $8,680,000.

The Company's additions to property, plant and equipment were $15,212,000 during 1996, representing an increase of $3,346,000 over the same period in 1995. This increase relates primarily to utility plant additions both at NMUI in response to increased residential and commercial construction and at Suburban for new utility plant and refurbishment of existing utility plant. To help fund the plant additions, developers made cash contributions in aid of construction ("CIAC") totaling $1,960,000. In addition, $3,437,000 was received from developers through non-cash CIAC. Capital expenditures at NMUI are expected to decrease approximately $2,700,000 in 1997 due to the completion of major projects in 1996. Suburban's 1997 capital expenditures are expected to increase approximately $700,000 over 1996 levels due to the construction of additional new utility plant and refurbishment of existing utility plant. Short-term borrowing is anticipated by the Company in 1997 to meet construction requirements not funded by operations or CIAC.

The Company anticipates that its available short-term borrowing capacity and its cash flow generated from operations will be sufficient to fund its activities during 1997. If additional cash were needed, the Company would consider alternative sources including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

REGULATORY AFFAIRS AND INFLATION:

Regulation:

The rates and operations of the Company's utilities are regulated by the CPUC and the NMPUC. The rates allowed are intended to provide the utilities an opportunity to earn a reasonable return on common equity. The Company anticipates that future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

In December 1995, Suburban and the CPUC staff negotiated a rate increase of 4.25% ($1,100,000), with two additional increases for inflation in 1997 and 1998. Final CPUC approval was received on April 19, 1996, with the new rates effective April 24, 1996. The 1997 increase for inflation became effective January 1, 1997. The CPUC has authorized Suburban to earn a 10% return on common equity.

Tax Legislation:

The Water Utility Infrastructure Improvement Act of 1995 was passed by the California legislature and signed by the governor on August 10, 1995. This law provides that water utilities that sell excess real property and invest the net proceeds from the sale in their utility plant within an eight-year period are not required to allocate any gains to the ratepayers. Any net proceeds not invested in utility plant during the eight-year period must be allocated to the ratepayers. The legislation applies to land sales occurring after December 31, 1995.

On September 26, 1996, Senate Bill 1099 was passed by the California legislature and signed by the governor. This law, effective January 1, 1997, is identical to the Water Utility Infrastructure Improvement Act of 1995, and applies to real property sold before January 1, 1996. From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000. Since the proceeds of the four land sales were invested in utility plant, the gains should not be subject to allocation to the ratepayers.

On August 20, 1996, legislation was enacted that changed the federal tax treatment of CIAC. Since 1986, water utilities have been required to include CIAC in taxable income for federal tax purposes at the time of receipt and to depreciate the related plant. The new law repealed the requirement to include CIAC as taxable income, eliminating the requirement to pay taxes on CIAC as it is received. The new legislation also eliminated the depreciation deduction for contributed property. The law is effective for CIAC received after June 12, 1996.

To help replace tax revenue lost due to the repeal of the income tax on CIAC, the legislation also changed the depreciation method and useful life for most non-contributed water utility property. The old rules allowed a 150% declining balance depreciation method over a 20-year period; the new rules require straight-line depreciation over a 25-year period.

The net impact of the repeal of the income tax on CIAC, combined with the change in depreciation calculations, is expected to favorably impact NMUI's cash flow, since significant amounts of CIAC are expected in its fast-growing service area. The effect on earnings at Suburban is not expected to be significant; however, cash flow could be negatively affected by the change in depreciation methods since Suburban does not anticipate high levels of CIAC. Until the Internal Revenue Service completes final regulations, and the states of California and New Mexico complete changes, if any, to their tax regulations, the full impact of this tax change cannot be determined. The Company does not believe that these tax law changes will have a material adverse impact on its ability to fund ongoing operations and capital needs.

Regulatory Developments:

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

Contract Operations:

The operations of ECO are not regulated. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

ENVIRONMENTAL AFFAIRS:

The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the EPA and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act (as reenacted in 1996), and the Resource Conservation and Recovery Act. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. Costs associated with the testing of the Company's water supplies have, however, increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

Earnings per common share (adjusted for stock dividends of 20% on January 2, 1997 and 5% on January 2, 1996) increased 33% from $.46 in 1995 to $.61 in 1996.

Operating income increased $1,302,000 or 29%, and, as a percentage of operating revenues, increased from 8% in 1995 to 9% in 1996. Operating income at the utilities increased $893,000 due primarily to increased water consumption and the effects of a rate increase implemented at Suburban in the second quarter of 1996. NMUI's customer base growth also contributed to the increase. ECO's operating loss decreased by $702,000 compared to 1995, due primarily to additional work outside the scope of contracts, new contracts and cost containment. Parent company expenses increased $293,000 primarily due to additional corporate reserves which were partially offset by a reduction in outside consulting fees.

Operating revenues

Operating revenues increased $9,338,000 or 16%. Water utility revenues increased $2,683,000 due to warmer weather resulting in a 7% increase in water consumption by customers at Suburban and NMUI. Suburban also benefitted from a water rate increase and NMUI benefitted from a sewer rate increase. In addition, NMUI added 736 water customers and 707 sewer customers in 1996. ECO's revenues increased $6,655,000, primarily as a result of revenues from additional work outside the scope of contracts.

Direct operating expenses

Direct operating expenses increased $6,986,000 or 16%. As a percentage of operating revenues, these expenses were 76% in 1996 and 1995. Water utility direct operating expenses increased $1,401,000 primarily reflecting the increase in water costs experienced to meet increased consumption by Suburban and NMUI customers. ECO's direct operating expenses increased $5,585,000, reflecting the corresponding increase in operating revenue.

Selling, general and administrative

Selling, general and administrative expenses increased $1,050,000 or 12%. As a percentage of operating revenues, these expenses decreased from 16% in 1995 to 15% in 1996. General and administrative expenses at the utilities increased $389,000 primarily due to increased legal reserves in 1996, and due to the impact of a tax assessment recovery in 1995. ECO's selling, general and administrative expenses increased $368,000 due to insurance, legal and consulting expenses and from expanded sales and marketing activity. As discussed above, general and administrative expenses of the parent company increased $293,000.

Other income and expense

Interest expense increased $541,000 primarily due to higher line of credit balances. Other income increased $237,000 primarily due to consulting fees received as a result of the investment in Windermere.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

Earnings per common share (adjusted for stock dividends of 20% on January 2, 1997, and 5% on January 2, 1996) were $.46 in 1995 compared to $.34 in 1994.
Results for 1995 include a net gain of $50,000, or $.02 per common share, from the sale of surplus land.

Operating income increased $583,000 in 1995, and, as a percentage of operating revenues, was 8% in 1995 and 1994. Utility operating income increased $484,000 due primarily to a significant increase in NMUI's customer base. ECO's operating loss decreased by $236,000 due primarily to improved gross profit margins on billable and project services and operating profits recorded on new contracts. Parent company expenses increased $137,000, primarily due to higher consulting and outside services expenses.

Operating revenues increased $5,875,000 or 12%. Water utility operating revenues increased $978,000. Water consumption by Suburban's customers decreased slightly, resulting in decreased revenues of $79,000. This decrease was offset by the benefits of a step rate increase that resulted in additional revenues of $328,000. NMUI added 629 new water customers in 1995, which resulted in a 19% increase in water consumption, representing an increase in water revenues of $350,000. Higher sewer collection volume at NMUI led to an increase in revenues of $379,000. ECO's revenues increased $4,897,000 primarily as a result of revenues from new contracts and increased billable work.

Direct operating expenses increased $4,553,000 or 12%. As a percentage of operating revenues, these expenses were 76% in 1995 and 1994. Water utility direct operating expenses increased $178,000. NMUI recorded higher sewer collection expenses primarily related to the increase in sewer collection volume. ECO's direct operating expenses increased $4,375,000 resulting primarily from the addition of new contracts and higher expenses associated with increased billable work.

Selling, general and administrative expenses increased $739,000. As a percentage of operating revenues, these expenses remained constant at 16% in 1995 and 1994. The utilities' general and administrative expenses increased $316,000 primarily due to higher payroll and associated payroll benefits. ECO's selling, general and administrative expenses increased $286,000 primarily due to expanded sales and marketing activity. As discussed above, general and administrative expenses of the parent company increased $137,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS:


      Independent Auditors' Report..............................................................      17

      Consolidated Statements of Income - Three Years Ended December 31, 1996...................      18

      Consolidated Balance Sheets - December 31, 1996 and 1995..................................      19

      Consolidated Statements of Changes in Common  Stockholders' Equity -
      Three Years Ended December 31, 1996.......................................................      20

      Consolidated Statements of Cash Flows - Three Years Ended December 31, 1996...............      21

      Notes to Consolidated Financial Statements................................................      22

      Schedule II - Valuation and Qualifying Accounts - Three Years Ended December 31, 1996.....      35


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Southwest Water Company:

We have audited the consolidated financial statements of Southwest Water Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


/s/ KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP


Los Angeles, California
January 27, 1997

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                    FOR THE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                                                   1996             1995            1994
-----------------------------------------------------------------------------------------------------------
OPERATING REVENUES (Note 12)                                    $66,145,000     $56,807,000     $50,932,000
OPERATING EXPENSES:
Direct operating expenses (Note 12)                              50,357,000      43,371,000      38,818,000

Selling, general and administrative                              10,054,000       9,004,000       8,265,000
-----------------------------------------------------------------------------------------------------------
                                                                 60,411,000      52,375,000      47,083,000

OPERATING INCOME                                                  5,734,000       4,432,000       3,849,000
OTHER INCOME (EXPENSE):
Interest expense                                                 (2,849,000)     (2,308,000)     (2,220,000)
Interest income                                                     100,000          76,000          81,000
Gain on sale of land                                                    ---          84,000             ---
Other                                                               313,000          76,000          62,000
-----------------------------------------------------------------------------------------------------------
                                                                 (2,436,000)     (2,072,000)     (2,077,000)
INCOME BEFORE INCOME TAXES                                        3,298,000       2,360,000       1,772,000
Provision for income taxes (Note 7)                               1,375,000         921,000         715,000
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                        1,923,000       1,439,000       1,057,000
DIVIDENDS ON PREFERRED SHARES (Note 9)                               27,000          27,000          28,000
                                                                -------------------------------------------
NET INCOME AVAILABLE FOR COMMON SHARES                          $ 1,896,000     $ 1,412,000     $ 1,029,000
----------------------------------------------------------------===========================================
EARNINGS PER COMMON SHARE (Notes 8 and 9):                             $.61            $.46            $.34
                                                                ===========================================
CASH DIVIDENDS PER COMMON SHARE (Note 9)                               $.34            $.32            $.32
----------------------------------------------------------------===========================================

WEIGHTED AVERAGE OUTSTANDING COMMON
 SHARES (Notes 8 and 9):                                          3,112,000       3,076,000       3,031,000
----------------------------------------------------------------===========================================

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                                    1996            1995
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                         $    790,000       $    784,000
Customers' accounts receivable, less allowance for doubtful accounts
    1996, $512,000; 1995, $192,000                                                   8,216,000          7,785,000
Other current assets                                                                 2,086,000          2,528,000
-----------------------------------------------------------------------------------------------------------------
                                                                                    11,092,000         11,097,000

PROPERTY, PLANT AND EQUIPMENT:
Utility property, plant and equipment -- at cost (Note 3)                          119,731,000        106,280,000
Contract operations property, plant and equipment -- at cost                         6,448,000          6,273,000
-----------------------------------------------------------------------------------------------------------------
                                                                                   126,179,000        112,553,000
Less accumulated depreciation and amortization                                      34,765,000         32,286,000
-----------------------------------------------------------------------------------------------------------------
                                                                                    91,414,000         80,267,000
OTHER ASSETS (Note 2)                                                                8,910,000          6,092,000
-----------------------------------------------------------------------------------------------------------------
                                                                                  $111,416,000       $ 97,456,000
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and bank notes payable (Notes 4 and 6)          $  6,089,000       $  9,075,000
Accounts payable                                                                     1,513,000          2,269,000
Other current liabilities (Note 5)                                                   7,569,000          7,019,000
-----------------------------------------------------------------------------------------------------------------
                                                                                    15,171,000         18,363,000
OTHER LIABILITIES AND DEFERRED CREDITS:
Long-term debt (Note 6)                                                             30,700,000         19,600,000
Advances for construction                                                            7,719,000          8,200,000
Contributions in aid of construction                                                21,556,000         16,380,000
Deferred income taxes (Note 7)                                                       3,398,000          3,238,000
Other liabilities and deferred credits                                               2,472,000          2,429,000
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFERRED CREDITS                                              81,016,000         68,210,000
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY (Notes 8, 9 and 10):
Cumulative preferred stock                                                             517,000            519,000
Common stock                                                                            31,000             26,000
Paid-in capital                                                                     26,159,000         18,715,000
Retained earnings                                                                    3,728,000         10,045,000
Unamortized value of restricted stock issued                                           (35,000)           (59,000)
-----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          30,400,000         29,246,000
-----------------------------------------------------------------------------------------------------------------
                                                                                  $111,416,000       $ 97,456,000
=================================================================================================================

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                                                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                              COMMON STOCK
                                                                        NUMBER OF                      PAID-IN          RETAINED
                                                                          SHARES        AMOUNT         CAPITAL          EARNINGS
                                                                       -----------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                                             2,382,000       $24,000     $16,981,000       $10,753,000

Dividend reinvestment and
   employee stock purchase plans                                            30,000                       279,000
Conversion of $9,000 face amount of 9 1/2%
   convertible subordinated debentures                                       4,000                         9,000
Restricted stock cancellation                                               (2,000)                      (28,000)
Net income                                                                                                               1,057,000
Cash dividends declared                                                                                                   (990,000)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                                             2,414,000        24,000       17,241,000       10,820,000

Dividend reinvestment and
   employee stock purchase plans                                            27,000         1,000          234,000

Conversion of $30,000 face amount of 9 1/2%
   convertible subordinated debentures                                      12,000                         30,000
5% stock dividend                                                          123,000         1,000        1,210,000       (1,211,000)
Net income                                                                                                               1,439,000
Cash dividends declared                                                                                                 (1,003,000)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                             2,576,000        26,000       18,715,000       10,045,000

Dividend reinvestment and
 employee stock purchase plans                                              25,000                        287,000
Stock Options Exercised                                                      1,000                          8,000
20% stock dividend                                                         520,000         5,000        7,149,000       (7,154,000)
Net income                                                                                                               1,923,000
Cash dividends declared                                                                                                 (1,086,000)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                             3,122,000       $31,000      $26,159,000      $ 3,728,000
==================================================================================================================================

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    1,923,000     $   1,439,000     $   1,057,000
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                              3,887,000        3,701,000         3,605,000
   Deferred income taxes                                                        160,000          (22,000)          268,000
   Gain on sale of land                                                             ---          (84,000)              ---
   Changes in assets and liabilities:
       Customers' accounts receivable                                          (431,000)      (1,764,000)         (199,000)
       Other current assets                                                     442,000         (517,000)          112,000
       Accounts payable                                                        (756,000)       1,084,000        (2,294,000)
       Other current liabilities                                                550,000          884,000           168,000
       Other, net                                                               204,000         (209,000)          (32,000)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     5,979,000        4,512,000         2,685,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (11,775,000)      (9,858,000)       (6,312,000)
   Investment in Windermere Utility Company (Note 2)                         (3,000,000)             ---               ---
   Proceeds from sale of land                                                       ---           94,000               ---
   Net redemption of U.S. Government securities                                     ---              ---         1,503,000
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (14,775,000)      (9,764,000)       (4,809,000)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                  12,000,000              ---               ---
   Contributions in aid of construction                                       1,960,000        1,619,000           225,000
   Net proceeds from dividend reinvestment and employee
    stock purchase plans                                                        271,000          231,000           274,000
   Advances for construction                                                     89,000              ---           208,000
   Net borrowings (repayment) of short-term debt                             (2,986,000)       5,725,000         1,850,000
   Dividends paid                                                            (1,050,000)        (999,000)         (986,000)
   Payments on long-term debt                                                  (900,000)        (900,000)         (900,000)
   Payments on advances for construction                                       (582,000)        (468,000)         (698,000)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           8,802,000        5,208,000           (27,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              6,000          (44,000)       (2,151,000)
Cash and cash equivalents at beginning of year                                  784,000          828,000         2,979,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $       790,000     $    784,000     $     828,000
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                $     2,776,000     $  2,351,000     $   2,200,000
Income taxes                                                            $     1,573,000     $  1,092,000     $     725,000
Non-cash contributions in aid of construction and advances
     for construction conveyed to Company                               $     3,437,000     $   2,008,000    $   2,372,000
 by developers

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Southwest Water Company and its subsidiaries ("the Company") provide water management services through contract and utility operations.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The principal subsidiaries are Suburban Water Systems ("Suburban"), New Mexico Utilities, Inc. ("NMUI") and ECO Resources, Inc. ("ECO"). All significant intercompany transactions have been eliminated.

REGULATION: Suburban and NMUI conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission ("CPUC") and the New Mexico Public Utility Commission ("NMPUC"), respectively.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This affects the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECOGNITION OF REVENUES: Water utility revenues include amounts billed to customers and an estimated amount of unbilled revenue for water used to the end of the accounting period. Revenues from contract operations are recognized as services are performed.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt approximate fair value. At December 31, 1996, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk that require disclosure under Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments."

PROPERTY, PLANT AND EQUIPMENT: The cost of additions to utility plant includes labor, material and interest. Interest of $141,000, $122,000 and $56,000 was capitalized in 1996, 1995 and 1994, respectively. The cost of utility plant retired, including net removal costs, is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method. Depreciation expense of 3.2%, 3.2% and 3.3% of average gross depreciable plant was incurred during 1996, 1995 and 1994, respectively. Property, plant and equipment used in contract operations is depreciated on the straight-line method over estimated useful lives ranging from five to 30 years.

OTHER ASSETS: Included in other assets are regulatory assets representing amounts that will be recovered from utility customers through rate adjustments authorized by the CPUC and NMPUC. Other assets also include an investment in Windermere Utility Company ("Windermere") as described in Note 2, and land and its associated costs no longer used in utility operations. Additionally, other assets include deferred debt expenses that are being amortized over the lives of the related debt issues.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121")." Under SFAS No. 121, the Company is required to review for impairment of long-lived assets, including regulatory assets, as well as costs excluded from rate base by regulators. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's results of operations or financial condition.

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The most significant items are the tax effects of accelerated depreciation, advances for construction and contributions in aid of construction.

When the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," Suburban and NMUI recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and NMPUC. The regulatory assets and regulatory liabilities will be recovered from or refunded to utility customers through future rate adjustments.

Unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPUC.

PRODUCTION COST BALANCING ACCOUNTS: Suburban records the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet. Under current regulations, the differences recorded will be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments.

ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION: Advances for construction represent amounts advanced by developers primarily for water pipeline extensions. Advance contracts issued after June 1982 are refundable to the depositor at a rate of 2.5% each year over a 40-year period. Advance contracts issued prior to July 1982 are refundable over a 20-year period.

Contributions in aid of construction represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. Depreciation expense related to utility plant additions from contributions in aid of construction is charged as a reduction to contributions in aid of construction instead of depreciation expense.

OTHER LIABILITIES AND DEFERRED CREDITS: Other liabilities and deferred credits include unamortized investment tax credits recorded by Suburban and NMUI as authorized by the CPUC and the NMPUC. Also included are regulatory liabilities representing amounts that will be refunded to utility customers through rate adjustments authorized by the CPUC and the NMPUC.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

NOTE 2.  INVESTMENTS

In June 1996, the Company secured an interest in Windermere for an investment of $3,000,000. The agreement provides the majority shareholder the right to acquire the Company's interest prior to June 1998 at an agreed upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere for an agreed upon price. Management believes it is the majority shareholders' intent to acquire the Company's interest. The Company also executed a consulting agreement with Windermere and an additional agreement by which the Company may receive an annual payment based on Windermere's financial performance. The investment is carried at cost and is included in Other Assets in the Company's consolidated balance sheet.

NOTE 3.  UTILITY PROPERTY, PLANT AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 1996 and 1995, are as follows:

------------------------------------------------------------------------------------------------------
                                                                        1996                1995
Land and land rights                                          $      598,000      $      522,000
Source of supply                                                   9,978,000           9,976,000
Pumping and purification                                          10,039,000           8,191,000
Transmission and distribution                                     86,158,000          77,794,000
General (including intangibles)                                    7,652,000           6,900,000
Construction work in progress                                      5,306,000           2,897,000
------------------------------------------------------------------------------------------------------
                                                              $  119,731,000      $  106,280,000
------------------------------------------------------------------------------------------------------

At December 31, 1996, substantially all of the Company's utility plant was pledged as collateral for the First Mortgage Bonds issued by the Company (Note
6).

Included in the general utility plant amounts in 1996 and 1995 is $698,000 for investments in two not-for-profit mutual water companies. The investments are recorded at cost and entitle the Company to certain water rights. The Company's investment in the common stock of one of these mutual water companies is approximately 32%, however, the Company does not exercise significant operating and financial control over this mutual water company. The Company purchased water from these mutual water companies at a cost of approximately $1,600,000, $1,511,000 and $1,050,000 in 1996, 1995 and 1994, respectively.

NOTE 4.  LINES OF CREDIT

At December 31, 1996, the Company had three revolving lines of credit totaling $16,000,000 that expire on various dates through 1997. During 1996, the Company increased its short-term borrowing capacity by $1,500,000. All borrowings are unsecured. Interest charged on borrowings under the lines of credit is at the banks' prime rates. Two of the lines of credit give the Company the ability to borrow at an interest rate that is lower than the banks' existing prime rate, at certain minimum borrowing requirements and for a fixed period of time. All of the lines of credit contain certain financial restrictions, and one of the lines of credit requires a commitment fee of 1/2% per year of the unused portion of the available line of credit, calculated and payable on a quarterly basis. The Company expects to renew and update these lines of credit in the normal course of business.

A summary of borrowings on the lines of credit is presented below:

------------------------------------------------------------------------------------------------------
                                                                        1996             1995
Notes payable to banks at December 31                          $   5,189,000     $   8,175,000
Weighted average interest rate at December 31                           7.6%              7.6%
Maximum amount of borrowings outstanding at any month end      $  17,345,000     $   8,175,000
Average borrowings                                             $  12,580,000     $   5,270,000
Weighted average interest rate                                          7.7%              7.8%
------------------------------------------------------------------------------------------------------

NOTE 5.  OTHER CURRENT LIABILITIES

Included in other current liabilities at December 31, 1996 and 1995, are the following:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       1996              1995
Purchased water                                                                               $   1,872,000     $     985,000
Accrued salaries, wages and benefits                                                              1,815,000         1,682,000
Accrued interest payable                                                                            692,000           565,000
Franchise and other taxes                                                                           596,000           555,000
Current portion of advances for construction                                                        482,000           570,000
Accrued dividends payable                                                                           288,000           252,000
Accrued income taxes payable                                                                         70,000           313,000
Production cost balancing accounts                                                                   62,000           529,000
Other                                                                                             1,692,000         1,568,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              $   7,569,000     $   7,019,000
-----------------------------------------------------------------------------------------------------------------------------

NOTE 6.  LONG-TERM DEBT

The long-term debt outstanding at December 31, 1996 and 1995, is summarized as follows:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       1996              1995
Suburban First Mortgage Bond, Series A, due 2006, at 8.93% interest rate, with
 semiannual interest payments                                                                 $   9,600,000     $  10,500,000

Suburban First Mortgage Bond, Series B, due 2022, at 9.09% interest rate, with
 semiannual interest payments                                                                     8,000,000         8,000,000

Suburban First Mortgage Bond, Series C, due 2006, at 7.61% interest rate with
 semiannual interest payments                                                                     8,000,000               ---

NMUI First Mortgage Bond, Series A, due 2002, at 8.86% interest rate, with
 semiannual interest payments                                                                     2,000,000         2,000,000

NMUI First Mortgage Bond, Series B, due 2006, at 7.64% interest rate, with
 semiannual interest payments                                                                     4,000,000               ---
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 31,600,000        20,500,000
Less current maturities                                                                             900,000           900,000
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                $  30,700,000     $  19,600,000
-----------------------------------------------------------------------------------------------------------------------------

Suburban's First Mortgage Bond, Series A, requires annual sinking fund payments of $900,000. The bond is nonrefundable and may not be redeemed prior to October 2, 2000. After October 1, 2000, the bond may be redeemed at the option of the Company at a price of par plus a call premium. Suburban's First Mortgage Bonds, Series B and Series C, and NMUI's First Mortgage Bonds, Series A and Series B, do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued, subject to the provisions of the indentures. Substantially all of the Company's utility plant is pledged as collateral for these bonds (Note 3). Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company. At December 31, 1996 and 1995, the combined indenture limits totaled $10,320,000, and $8,011,000, respectively.

Aggregate annual maturities and sinking fund requirements of all long-term debt for the five years ending December 31, 2001, are $900,000 each year.

NOTE 7.  INCOME TAXES

The components of the current and deferred income tax provisions are as follows:
----------------------------------------------------------------------------------------------------------------
                                                                        1996             1995             1994
Current tax expense:
--------------------
  Federal                                                         $    795,000     $     803,000     $   395,000
  State                                                                509,000           356,000          73,000
----------------------------------------------------------------------------------------------------------------
                                                                     1,304,000         1,159,000         468,000
----------------------------------------------------------------------------------------------------------------
Deferred income taxes (benefits):
---------------------------------
    Depreciation                                                       713,000           965,000         261,000
    Production cost balancing accounts                                 185,000            80,000          89,000
    Investment tax credits                                              25,000            26,000         (37,000)
    Contributions in aid of construction and advances for
        construction                                                  (405,000)       (1,148,000)       (539,000)
    Reserves                                                          (318,000)          (56,000)        (42,000)
    Gains on condemnation of land                                      (25,000)          (56,000)        (65,000)
    Deferred debt expenses                                              (6,000)           (6,000)         (9,000)
    Litigation settlement                                                  ---               ---         570,000
    Other, net                                                         (10,000)          173,000          40,000
----------------------------------------------------------------------------------------------------------------
                                                                       159,000           (22,000)        268,000
----------------------------------------------------------------------------------------------------------------
Change in regulatory assets and regulatory liabilities, net            (39,000)         (167,000)         28,000
Investment tax credit amortization                                     (49,000)          (49,000)        (49,000)
----------------------------------------------------------------------------------------------------------------
                                                                  $  1,375,000     $     921,000     $   715,000
----------------------------------------------------------------------------------------------------------------



A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:
----------------------------------------------------------------------------------------------------------------
                                                                          1996              1995            1994
Provision computed at statutory rates                                      34%              34 %            34 %
Depreciation                                                                2%               3 %             4 %
Goodwill amortization and other non-deductible expenses                     4%               4 %             5 %
State income taxes, net of federal tax benefit                              3%               2 %             2 %
Investment tax credits                                                    (1)%              (2)%            (3)%
Other, net                                                                 --%              (2)%            (2)%
----------------------------------------------------------------------------------------------------------------
                                                                           42%               39%             40%
----------------------------------------------------------------------------------------------------------------


Net deferred income taxes consist of the following at December 31, 1996 and 1995:

------------------------------------------------------------------------------------------------------------------
                                                                                         1996              1995
Deferred income tax assets:
---------------------------
          Contributions in aid of construction and advances for construction       $   3,798,000     $   3,393,000
          Investment tax credits                                                         582,000           607,000
          Reserves                                                                       511,000           193,000
          Production cost balancing accounts                                              25,000           210,000
          Other                                                                          216,000           192,000
------------------------------------------------------------------------------------------------------------------
                                                                                       5,132,000         4,595,000
------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
--------------------------------
          Depreciation                                                                (7,255,000)       (6,542,000)
          Gains on condemnation of land                                                 (857,000)         (882,000)
          Deferred debt expenses                                                        (119,000)         (125,000)
          Other                                                                         (299,000)         (284,000)
------------------------------------------------------------------------------------------------------------------
                                                                                      (8,530,000)       (7,833,000)
------------------------------------------------------------------------------------------------------------------
Net deferred income taxes                                                          $  (3,398,000)    $  (3,238,000)
------------------------------------------------------------------------------------------------------------------

Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 1996 or 1995.

NOTE 8.  EARNINGS PER SHARE

Primary earnings per share are calculated using the weighted average number of shares and dilutive common equivalent shares outstanding during each year after recognition of dividend requirements on preferred shares. Common equivalent shares arise from stock options. In 1994, fully diluted earnings per share was computed based upon the average number of common shares and dilutive common equivalent shares outstanding, assuming the 9.50% convertible subordinated debentures were converted at the beginning of the year and the related interest for the year, net of income taxes, was eliminated. In 1995, the 9.50% convertible debentures were retired. Primary and fully diluted earnings are not reported separately since common stock equivalents do not exceed 3% of weighted average common shares outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The Company is currently authorized to issue 10,000,000 common shares at a par value of $.01 per share. There were 2,601,589 and 2,453,386 shares outstanding at December 31, 1996 and 1995, respectively. The Company is also currently authorized to issue 250,000 preferred shares at a par value of $.01 per share. There were 10,341 and 10,373 1/4 Series A preferred shares outstanding at December 31, 1996 and 1995, respectively. During 1996, 32 1/4 fractional shares of Series A preferred shares were redeemed. The holders of Series A shares are entitled to annual dividends of $2.625 per share. Series A shares are callable by the Company at a price equal to $52 per share and have a preference in liquidation of $50.

In December 1996 and 1995, the Company declared stock dividends of 20% and 5%, respectively, or 520,317 and 122,669 shares, to stockholders of record on January 2, 1997 and 1996, respectively. At December 31, 1996 and 1995, retained earnings were charged approximately $7,154,000 and $1,211,000, respectively which represents the market value of the shares issued using the closing price of the Company's common stock on January 2, 1997 ($13 7/8) and on January 2, 1996 ($9 7/8). Corresponding entries of approximately $7,149,000 and $1,210,000, respectively, were recorded to paid-in capital. The weighted average outstanding common shares, as well as cash dividends per common share, shown in the Company's Consolidated Statements of Income, have been restated to reflect the 20% and 5% stock dividends.

The Company has a dividend reinvestment and stock purchase plan that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The plan permits optional cash purchases of stock at current market values up to a maximum of $3,000 per quarter. At December 31, 1996, 167,836 common shares were reserved for issuance under this plan.

NOTE 10.  STOCK COMPENSATION PLANS

At December 31, 1996, the Company had three stock-based compensation plans: a Stock Option Plan, a Director Stock Option Plan, and an Employee Stock Purchase Plan. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. For the restricted stock issued under the Stock Option Plan, compensation expense of $24,000, $24,000, and $13,000 was recorded in 1996, 1995 and 1994, respectively.
Compensation expense of approximately $16,500, $3,300 and $5,400 was recorded in 1996, 1995 and 1994, respectively, for the Company's Employee Stock Purchase Plan.

If compensation cost for the Company's three stock-based compensation plans had been determined using the alternative method described under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")," the Company's net income and earnings per common share would have been as follows:

---------------------------------------------------------------------------------------
                                                                1996            1995
Net income available for common shares      As reported    $  1,896,000   $   1,412,000
                                            Pro forma      $  1,857,000   $   1,403,000
---------------------------------------------------------------------------------------
Earnings per common share                   As reported    $       0.61   $        0.46
                                            Pro forma      $       0.60   $        0.46
---------------------------------------------------------------------------------------

STOCK OPTION PLAN ("THE PLAN"): In 1988, the stockholders approved the Plan and reserved 150,000 shares for issuance under the Plan. In 1993, the stockholders approved an amendment to the Plan (the Amendment), which provided for an increase of 100,000 shares reserved for issuance under the Plan, and extended the grant dates to February 17, 2003. In addition, the Amendment eliminated any future grants of restricted stock and amended certain provisions with respect to the outstanding restricted stock issued. A total of 315,000 shares (after adjusting for stock dividends of 20% on January 2, 1997 and 5% on January 2,
1996) are authorized for issuance under the Plan.

The Plan allows the Company to grant non-qualified stock options to officers, certain directors and employees at exercise prices not less than the fair market value of the Company's common stock on the last trading date preceding the date of grant. Options vest over a period of five years and expire 10 years from the date of grant. Restricted stock issued to officers is held in escrow until the restrictions lapse. Restricted stock issued prior to October 22, 1991, vests 10 years after grant. Restricted stock issued after October 22, 1991, was subject to repurchase by the Company. Unearned compensation of $238,000 related to the issuance of 18,582 shares of restricted stock (adjusted for stock dividends of 20% on January 2, 1997 and 5% on January 2, 1996) is being amortized over the vesting period.

In the table on page 29, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995 as follows:

---------------------------------------------------------------------------------------
                                                                1996            1995
Dividend yield                                                  3.3%            4.6%
Expected volatility                                            37.5%             34%
Risk free interest rate                                         6.6%            6.6%
Expected life in years                                            8               8
---------------------------------------------------------------------------------------

A summary of the status of the Plan as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                              1996                1995                    1994
                                              ----                ----                    ----
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
FIXED OPTIONS                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
--------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       166,108      $10.59    140,516      $11.74    149,121      $12.28
Granted                                 44,460        9.52     40,650        7.03     28,356        7.74
Exercised                                 (882)       7.24        ---         ---        ---         ---
Forfeited                               (1,200)       9.48    (15,058)      11.65    (36,961)      10.86
Outstanding at end of year             208,486      $10.38    166,108      $10.59    140,516      $11.74
                                       ========               ========               ========
Options exercisable at year-end        117,850                 97,023                 86,693
                                       ========               ========               ========
Weighted average fair value of
options granted during the year          $3.52                  $2.04                  $2.24
                                       ========               ========               ========
--------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 1996.

--------------------------------------------------------------------------------------------------------
                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------
                                        WEIGHTED
                                        AVERAGE
                      NUMBER            REMAINING          WEIGHTED          NUMBER         WEIGHTED
     RANGE OF       OUTSTANDING     CONTRACTUAL LIFE       AVERAGE         EXERCISABLE      AVERAGE
 EXERCISE PRICES    AT 12/31/96         IN YEARS        EXERCISE PRICE     AT 12/31/96   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------
$  6 TO $10                102,646                 8.5           $ 8.22        15,412           $ 7.42
  10 TO 13                  57,834                 3.9            11.70        54,432            11.76
  13 TO 15                  48,006                 3.6            13.42        48,006            13.42
                    --------------                                         ----------
$  6 TO $15                208,486                 6.1            10.38       117,850            11.87
                    --------------                                         ----------
--------------------------------------------------------------------------------------------------------

DIRECTOR OPTION PLAN ("DOP"): In 1996, the stockholders approved the DOP for non-employee directors and reserved 50,000 shares for issuance under the plan. After adjusting for the 20% stock dividend on January 2, 1997, 60,000 shares are authorized for issuance under the DOP. The DOP provides for an automatic grant of an option to purchase 1,200 shares (after adjusting for the 20% stock dividend on January 2, 1997) of the Company's common stock to eligible non-employee directors of the Company, beginning with the 1997 Annual Meeting of Stockholders, and on the date of the Company's Annual Meeting of Stockholders in each subsequent year through 2006. New directors are granted an initial option to purchase 1,200 shares of the Company's common stock upon appointment to the Board of Directors. Since the plan is not effective until 1997, no stock options were granted under the DOP in 1996. Prior to approval of the DOP, non-employee directors were granted options under the Stock Option Plan above.

The DOP options become exercisable in equal installments of 50% of the shares covered by the option on the first and second anniversaries of the date of grant. The options expire ten years and one day from the date granted.

EMPLOYEE STOCK PURCHASE PLAN (ESPP): The Company has an ESPP, approved by the stockholders, that allows eligible employees to purchase common stock through payroll deductions in an amount up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the beginning of period or end of period stock price. Under the ESPP, the Company issued 4,877 shares, 3,277 shares and 5,851 shares to employees in 1996, 1995 and 1994, respectively. At December 31, 1996, 217,458 common shares were reserved for issuance under the ESPP (after adjustment for the stock dividend of 20% on January 2, 1997). Using the alternative method described under SFAS No.123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the weighted average assumptions shown in the table on page 27. The weighted average fair value of those purchase rights granted in 1996 and 1995 was $3.97 and $1.72, respectively, which resulted in compensation expense of $23,240 and $5,640, respectively, and is included in the pro forma net income available for common shares amount shown in the table on page 29.

NOTE 11.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLAN: The Company has a non-contributory pension plan ("the Pension Plan") under which employees of the parent company, Suburban and NMUI who have one or more years of service and have attained the age of 21 years are qualified to participate. The Company funds annually the minimum required statutory amount. In January 1996, 1995 and 1994, the Company contributed $556,000, $531,000 and $516,000, respectively, to the Pension Plan. The benefits are based on employees' years of service and their average compensation during the highest five consecutive years of the last 10 years before retirement. Benefits are reduced if a participant retires early.


--------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                   1996            1995            1994
Service cost - benefits earned during the period         $ 436,000       $ 406,000       $ 548,000
Interest cost on projected benefit obligation              573,000         556,000         555,000
Actual return on plan assets                              (907,000)       (912,000)        303,000
Net amortization and deferral                              110,000         243,000        (961,000)
--------------------------------------------------------------------------------------------------
Net pension expense                                    $   212,000     $   293,000     $   445,000
--------------------------------------------------------------------------------------------------

The funded status at December 31, 1996 and 1995, is reconciled to accrued expense as follows:

--------------------------------------------------------------------------------------------------------
                                                                                1996           1995
Actuarial present value of benefit obligations:
Accumulated benefit  obligation                                             $(6,134,000)    $(5,699,000)
Effect of increase in compensation levels                                    (1,664,000)     (1,935,000)
--------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered through December 31        (7,798,000)     (7,634,000)
Plan assets at fair value                                                     9,441,000       8,288,000
--------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                         1,643,000         654,000
Unrecognized net asset at transition date                                      (747,000)       (872,000)
Unrecognized prior service cost                                                (164,000)       (174,000)
Unrecognized net gain from past experience, different from that
  assumed and effects of changes in assumptions                                (820,000)        (40,000)
--------------------------------------------------------------------------------------------------------
Accrued expense                                                             $   (88,000)    $  (432,000)
========================================================================================================

Included in the accumulated benefit obligation are vested benefits of $6,069,000 and $5,634,000 at December 31, 1996 and 1995, respectively. Approximately 88% of Pension Plan assets are invested in two mutual funds consisting of investments in stocks, bonds and money market investments, in addition to a group retirement policy consisting of a guaranteed insurance contract. The remaining 12% of Pension Plan assets are invested primarily in the Company's common stock. The Pension Plan owns 80,720 common shares of the Company (after adjusting for the 20% stock dividend on January 2, 1997), which had a market value of approximately $1,122,000 and $647,000 at December 31, 1996 and 1995, respectively. The Pension Plan received dividends on these shares of approximately $27,000 in 1996 and $26,000 in 1995 and 1994.

The following represent actuarial assumptions used at December 31, 1996, 1995 and 1994:

---------------------------------------------------------------------------------------
                                                 1996            1995            1994
Discount rate                                     7.5%           7.5%            8.5%
Compensation level increase                       3.5%           4.5%            5.5%
Expected long-term rate of return on assets       8.0%           8.0%            7.5%
---------------------------------------------------------------------------------------

DEFINED CONTRIBUTION PLANS: The Company has established a 401(k) profit sharing plan ("ECO 401(k) Plan") covering employees of its contract operations business. The ECO 401(k) Plan provides for monthly enrollment by employees after the completion of three months of service. Participants may elect to contribute up to 15% of their salary to the ECO 401(k) Plan. The Company matches a participant's contribution for an amount up to 50% of the first 4% of the participant's salary. Company contributions vest immediately. Company contributions to the ECO 401(k) Plan were $141,000, $104,000 and $91,000 in 1996, 1995 and 1994, respectively. The assets of the ECO 401(k) Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds and money market investments.

The Company also has established a 401(k) plan ("the Utility 401(k) Plan") covering employees of the parent company, Suburban and NMUI. The Utility 401(k) Plan provides for monthly enrollment after the completion of three months of service and allows participants to contribute up to 15% of their salary. The Utility 401(k) Plan does not provide for Company contributions. The assets of the Utility 401(k) Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds and money market investments.

NOTE 12.  OPERATING REVENUES AND DIRECT OPERATING EXPENSES

Included in operating revenues and direct operating expenses are the following:

---------------------------------------------------------------------------------------
                                                 1996             1995             1994

Utility operating revenues              $  33,772,000    $  31,089,000    $  30,111,000
Other operating revenues                   32,373,000       25,718,000       20,821,000
---------------------------------------------------------------------------------------
Total operating revenues                $  66,145,000    $  56,807,000    $  50,932,000
=======================================================================================

Utility direct operating expenses       $  20,266,000    $  18,865,000    $  18,687,000
Other direct operating expenses            30,091,000       24,506,000       20,131,000
---------------------------------------------------------------------------------------
Total direct operating expenses         $  50,357,000    $  43,371,000    $  38,818,000
=======================================================================================

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office facilities under operating leases that expire through 2003. Aggregate rental expense under all operating leases approximated $2,220,000 in 1996, $1,989,000 in 1995, and $1,724,000 in
1994. At December 31, 1996, the future minimum rental commitments under existing noncancellable operating leases are as follows: 1997 - $2,118,000; 1998 - $1,791,000; 1999 - $1,313,000; 2000 - $711,000; 2001 - $423,000; and thereafter
- $280,000.

The Water Utility Infrastructure Improvement Act of 1995 was passed by the California legislature and signed by the governor on August 10, 1995. This law provides that water utilities that sell excess real property and invest the net proceeds from the sale in their utility plant within an eight-year period are not required to allocate any gains to the ratepayers. Any net proceeds not invested in utility plant during the eight-year period must be allocated to the ratepayers. This legislation applies to land sales occurring after December 31, 1995.

On September 26, 1996, Senate Bill 1099 was passed by the California legislature and signed by the governor. This law, effective January 1, 1997, is identical to the Water Utility Infrastructure Improvement Act of 1995, and applies to real property sold before January 1, 1996. From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000. Since the proceeds of the four land sales were invested in utility plant, the gains should not be subject to allocation to the ratepayers, therefore, no regulatory liability has been recorded in the accompanying consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, dated on or about April 11, 1997, to be filed with the Commission under the caption "Information About the Board of Directors and Committees of the Board," and is hereby incorporated by reference. In addition, information appearing under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended" is in the Company's definitive Proxy Statement, dated on or about April 11, 1997, and is also hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation is contained in the Company's definitive Proxy Statement, dated on or about April 11, 1997, and to be filed with the Commission under the captions "Executive Compensation and Other Information," and "Information About the Board of Directors and Committees of the Board," and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, dated on or about April 11, 1997, to be filed with the Commission under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth under the captions "Information About the Board of Directors and Committees of the Board", "Executive Severance Compensation Agreements", and "Certain Transactions" in the Company's definitive Proxy Statement, dated on or about April 11, 1997, to be filed with the Commission, and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed below are filed as part of this report:

       Independent Auditors' Report
       Consolidated Statements of Income - Three Years Ended December 31, 1996,
        1995 and 1994
       Consolidated Balance Sheets - December 31, 1996 and 1995
       Consolidated Statements of Changes in Common Stockholders' Equity -
        Three Years Ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows - Three Years Ended December 31,
        1996, 1995 and 1994
       Notes to Consolidated Financial Statements

(a)(2) The supplementary financial statement schedule required to be filed with this report is as follows:
                                                                    Page
                                                                    ----

       Schedule II - Valuation and Qualifying Accounts.............  35

  Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes to consolidated financial statements thereto.

(a)(3) Exhibit Index...............................................  36-39

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   BALANCE         PROVISION
                                                      AT            CHARGED        DEDUCTIONS -       BALANCE
                                                  BEGINNING           TO             ACCOUNTS          AT END
                                                   OF YEAR          INCOME          WRITTEN OFF       OF YEAR
                                              --------------   -------------   -----------------   ------------
1996
ALLOWANCE FOR
 DOUBTFUL ACCOUNTS                            $      192,000   $     614,000   $       (294,000)   $    512,000
                                            ====================================================================

1995
Allowance for
 doubtful accounts                            $      141,000   $     245,000   $       (194,000)   $    192,000
                                            ====================================================================

1994
Allowance for
 doubtful accounts                            $      110,000   $     207,000   $       (176,000)   $    141,000
                                            ====================================================================

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT NO. AND
APPLICABLE SECTION
OF ITEM 601 OF
REGULATION S-K
---------------

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

       3.2C Amendment to Registrant's Bylaws dated December 12, 1996, filed herewith.

       4.1 Indenture dated as of August 15, 1975, between Registrant and Bank of America, formerly Security Pacific National Bank (incorporated by reference to Exhibit 6(g) to Registrant's Form S-14 Registration Statement filed with the Commission on June 19, 1975).

       4.2 Indenture of Mortgage and Deed of Trust dated October 1, 1986, between Suburban Water Systems and First Trust of California, formerly Security Pacific National Bank (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K Report for the year ended December 31, 1986).

       4.2A First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and First Trust of California, formerly Security Pacific National Bank, dated February 7, 1990 (incorporated by reference to Exhibit 4.2A to Registrant's Form 10-K Report for the year ended December 31, 1989).

       4.2B Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and First Trust of California, formerly Security Pacific National Bank, dated January 24, 1992 (incorporated by reference to Exhibit 4.2B to Registrant's Form 10-K Report for the year ended December 31, 1991).

       4.2C Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and First Trust of California, N.A. (incorporated by reference to Exhibit 4.7 to Registrant's Form 10-Q Report for the quarter ended September 30,
             1996).

4.3 Bond Purchase Agreement dated October 1, 1986, for Suburban Water Systems (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1986).

4.3A Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A to Registrant's Form 10-K Report for the year ended December 31, 1991).

4.3B Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems, filed herewith.

4.4 Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1991).

4.4A First Supplement to Indenture of Mortgage dated May 15, 1992, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, N.A., filed herewith.

4.4B   Second Amendment and Supplement to Indenture of Mortgage dated
       October 21, 1996, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.8 to Registrant's Form 10-Q Report for the quarter ended September 30, 1996).

4.5    Bond Purchase Agreement dated March 12, 1992, for New Mexico
       Utilities, Inc. (incorporated by reference to Exhibit 4.5 to Registrant's Form 10-K Report for the year ended December 31, 1991).

4.5A Bond Purchase Agreement dated November 8, 1996, for New Mexico Utilities, Inc. filed herewith.

4.6 Article Four of the Restated Certificate of Incorporation of the Registrant as to the rights, preferences, privileges and restrictions of all classes of stock (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B Report filed with the Commission on July 5, 1988.)

10.1 Fourteenth Amendment to the Utility Employees' Retirement Plan dated December 12, 1996, filed herewith.

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

10.4B Second Amendment to Credit Agreement dated December 1, 1994, between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.4B to Registrant's Form 10-K Report for the year ended December 31,
       1994).

10.4C Third Amendment to Credit Agreement dated December 1, 1995, between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.4C to Registrant's Form 10-K Report for the year ended December 31,
       1995).

10.4D Fourth Amendment to Credit Agreement dated May 14, 1996 between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.4D to Registrant's Form 10-Q Report for the quarter ended June 30,
       1996).

10.5 Line of Credit Agreement dated December 2, 1992, between Registrant and First Interstate Bank of California (incorporated by reference to Exhibit
       10.7 to Registrant's Form 10-K Report for the year ended December 31,
       1992).

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

10.5D Fourth Amendment to Credit Agreement and Promissory Note dated March 26, 1996, between the Registrant and First Interstate Bank (incorporated by reference to Exhibit 10.5D to Registrant's Form 10-Q Report for the quarter ended June 30, 1996).

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

10.10A First Amendment to Loan Agreement dated October 10, 1995, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 10.10A to Registrant's Form 10-Q Report for the quarter ended March 31, 1996).

10.10B Second Amendment to Loan Agreement and Promissory Note dated April 17, 1996, between New Mexico Utilities, Inc., and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 10.10B to Registrant's Form 10-Q Report for the quarter ended March 31, 1996).

10.10C Third Amendment to Loan Agreement dated July 16, 1996, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 10.10C to Registrant's Form 10-Q Report for the quarter ended June 30, 1996).

10.10D Fourth Amendment to Credit Agreement dated January 25, 1997, between New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, filed herewith.

10.11 Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit
        10.11 to Registrant's Form 10-Q Report for the quarter ended March 31,
        1995).

10.12 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two First Refusal Agreements and Call Purchase Agreements between the Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q Report for the quarter ended June 30, 1996).

10.13 Credit Agreement dated June 30, 1996 between Suburban Water Systems and Wells Fargo Bank (incorporated by reference 10.13 to Registrant's Form 10-Q Report for the quarter ended September 30, 1996).

10.14 Credit Agreement dated August 29, 1996 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-Q Report for the quarter ended September 30, 1996).

13.1 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

21.1    Listing of Registrant's subsidiaries.

23.1    Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY


By:   /s/ Anton C. Garnier
      ---------------------------
       ANTON C. GARNIER
       President and Chief Executive Officer
       (Principal Executive Officer)
       March 20, 1997


By:   /s/ Peter J. Moerbeek
      --------------------------
      PETER J. MOERBEEK
      Vice President Finance and Chief Financial Officer
      (Principal Financial and Accounting Officer)
      March 20, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ H. Frederick Christie              /s/ Donovan D. Huennekens
-------------------------              -------------------------
H. FREDERICK CHRISTIE                  DONOVAN D. HUENNEKENS
Director                               Director
March 20, 1997                         March 20, 1997


/s/ Michael J. Fasman                  /s/ Richard Kelton
-------------------------              -------------------------
MICHAEL J. FASMAN                      RICHARD KELTON
Director                               Director
March 20, 1997                         March 20, 1997


/s/ Anton C. Garnier                   /s/ Richard G. Newman
-------------------------              -------------------------
ANTON C. GARNIER                       RICHARD G. NEWMAN
Director                               Director
March 20, 1997                         March 20, 1997


/s/ Monroe Harris
-------------------------
MONROE HARRIS
Director
March 20, 1997