Form 10-Q
period 1997-03-31
SOUTHWEST WATER CO
filed 1997-05-05
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -------
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -------
          EXCHANGE ACT OF  1934

          For the transition period from                  to
                                         ----------------    ----------------
          Commission file number:  0-8176



                            SOUTHWEST WATER COMPANY
[LOGO]      (Exact name of registrant as specified in its charter)


                  Delaware                          95-1840947
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


     225 North Barranca Avenue, Suite 200
           West Covina, California                  91791-1605
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 2, 1997, there were 3,137,538 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.        Financial Information:                                                         Page No.
-------        ----------------------                                                         --------
Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                                              3

                  Condensed Consolidated Statements of Income -
                  Three months ended March 31, 1997 and 1996                                        4

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1997 and 1996                                        5

                  Notes to Condensed Consolidated Financial Statements                          6 - 7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  7-10

Part II.          Other Information:
--------          ------------------

Item 1.           Legal Proceedings                                                                10

Item 4.           Submission of Matters to a Vote of Security Holders                              10

Item 6.           Exhibits and Reports on Form 8-K                                                 11

                  Signatures                                                                       12

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,            December 31,
                                                                                  1997                  1996
                                                                         -----------------       ----------------
                                                                         (Unaudited)
                                                                                  (In thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                               $     637               $     790
      Customers' accounts receivable, net                                         8,874                   8,216
      Other current assets                                                        2,127                   2,086
                                                                               ---------              ---------
                                                                                 11,638                  11,092
Property, Plant and Equipment:
      Utility property, plant and equipment - at cost                           121,978                 119,731
      Contract operations property, plant and equipment - at cost                 6,510                   6,448
                                                                              ---------               ---------
                                                                                128,488                 126,179
      Less accumulated depreciation and amortization                             35,786                  34,765
                                                                              ---------               ---------
                                                                                 92,702                  91,414

Other Assets                                                                      8,749                   8,910
                                                                              ---------               ---------

                                                                              $ 113,089               $ 111,416
                                                                              =========               =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt and bank notes payable                $   6,880               $   6,089
      Accounts payable                                                            1,715                   1,513
      Other current liabilities                                                   7,639                   7,569
                                                                              ---------               ---------
                                                                                 16,234                  15,171
Other Liabilities and Deferred Credits:
      Long-term debt                                                             30,700                  30,700
      Advances for construction                                                   7,692                   7,719
      Contributions in aid of construction                                       21,924                  21,556
      Deferred income taxes                                                       3,779                   3,398
      Other liabilities and deferred credits                                      2,475                   2,472
Total Liabilities and Deferred Credits                                           82,804                  81,016

Stockholders' Equity:
      Cumulative preferred stock                                                    517                     517
      Common stock                                                                   31                      31
      Paid-in capital                                                            26,263                  26,159
      Retained earnings                                                           3,504                   3,728
      Unamortized value of restricted stock issued                                  (30)                    (35)
                                                                              ---------               ---------
Total Stockholders' Equity                                                       30,285                  30,400
                                                                              ---------               ---------

                                                                              $ 113,089               $ 111,416
                                                                              =========               =========

     See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                           ----------------------------
                                                                           1997                  1996
                                                                        ----------           ----------
                                                                    (In thousands except per share amounts)
Operating Revenues                                                         $ 15,432            $ 13,989

Operating Expenses:
Direct operating expenses                                                    11,950              11,275
Selling, general and administrative                                           2,678               2,311
                                                                           --------           ---------
                                                                             14,628              13,586
                                                                           --------           ---------

Operating Income                                                                804                 403

Other Income (Expense):
Interest expense                                                               (782)               (659)
Interest income                                                                  33                  31
Other                                                                            55                  10
                                                                           --------            --------
                                                                               (694)               (618)
                                                                           --------            --------

Income (Loss) Before Income Taxes                                               110                (215)
Income tax provision (benefit)                                                   46                 (90)
                                                                           --------            --------

Net Income (Loss)                                                                64                (125)
Dividends on preferred shares                                                    (7)                 (7)
                                                                           --------            --------

Net Income (Loss) Available for (Applicable to)
     Common Shares                                                         $     57            ($   132)
                                                                           ========            ========


Earnings (Loss) Per Common Share (Note 6)                                  $   0.02            ($  0.04)
                                                                           ========            ========

Cash Dividends Per Common Share (Note 6)                                   $  0.090            $  0.083
                                                                           ========            ========

Weighted Average Outstanding Common Shares (Note 6)                           3,128               3,098
                                                                           ========            ========

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                     --------------------------------------
                                                                                         1997                   1996
                                                                                     ---------------       ----------------
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET                                              $   843                 $(  202)
                                                                                       -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Additions to property, plant and equipment                                     (2,411)                 (2,662)
                                                                                       -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Contributions in aid of construction                                              822                     288
         Net borrowings of short-term debt                                                 791                   2,745
         Net proceeds from dividend reinvestment and
              employee stock purchase plans                                                 93                      64
         Dividends paid                                                                   (287)                   (254)
         Payments on advances for construction                                              (4)                    (43)
                                                                                       -------                 -------

         Net cash provided by financing activities                                       1,415                   2,800
                                                                                       -------                 -------

Net decrease in cash and cash equivalents                                                 (153)                    (64)

Cash and cash equivalents at beginning of year                                             790                     784
                                                                                       -------                 -------

Cash and cash equivalents at end of period                                             $   637                 $   720
                                                                                       =======                 =======





Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:
              Interest                                                                 $   538                 $   605
              Income taxes                                                             $   263                 $   454
         Depreciation and amortization                                                 $ 1,047                 $   978
         Non-cash contributions in aid of construction
              conveyed to Company by developers                                             --                 $    56





See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

1. Southwest Water Company ("the Company") and its subsidiaries provide water management services through contract and utility operations. The unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 1997, and the Company's results of operations for the three months ended March 31, 1997. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3. There is seasonality to the water management services industry so that the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.
     The first quarter of each year is normally the lowest in terms of average customer water usage for the Company's water utilities. Rainfall and weather conditions affect utility operations, and utility revenues usually peak during the second and third quarters of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. For the three months ended March 31, 1997 and 1996, earnings (loss) per common share were calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period after recognition of dividend requirements on preferred shares. Common equivalent shares arise from stock options, but since common stock equivalents do not exceed 3% of weighted average common shares outstanding, primary and fully diluted earnings are not reported separately.

5. The Company will be subject to Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), for interim and annual financial statements issued after December 15, 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Diluted EPS replaces fully diluted EPS and reflects the potential dilution that could occur if common stock equivalents were exercised or converted into common stock that could share in the earnings of the entity. SFAS No. 128 requires a dual presentation of basic and diluted EPS by entities with complex capital structures.

6. The 1996 first quarter loss per common share, cash dividends per common share and weighted average outstanding common shares, as previously reported, have been restated to reflect a 20% stock dividend granted to stockholders of record on January 2, 1997.

7. As discussed in the Company's 1996 Annual Report on Form 10-K, the Company was approached by the City of Albuquerque ("the City") during the first quarter of 1997 concerning the potential sale of New Mexico Utilities, Inc.'s ("NMUI") assets to the City. Under New Mexico state law, municipalities have the right to acquire private water utility plants and systems within their territorial limits by condemnation, but must pay fair value if the election to proceed with a condemnation is made. The current expression of interest by the City is a continuation of intermittent discussions held over a number of years as the City has expanded its borders. Discussions with the City are continuing; however, at this time, management cannot predict whether an agreement for the sale of NMUI's assets is likely or whether the City would make an election to proceed with condemnation if an agreement were not reached. Therefore, management cannot predict any price the City would pay for the assets if it maintains its interest in concluding a transaction.


                                    ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

  Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban Water Systems ("Suburban") for the replacement and renovation of existing water utility facilities and by construction expenditures for new water and wastewater utility facilities at NMUI. To a lesser extent, liquidity may also be influenced by the Company's continuing investment in ECO Resources, Inc. ("ECO").

  At March 31, 1997, the Company had cash and cash equivalent balances totaling $637,000. The Company has three separate lines of credit from different commercial banks. As of March 31, 1997, the Company had a total line of credit
capacity of $16,000,000, and unused lines of credit of $10,020,000.   The amount
of additional borrowing capacity available under current short-term lines of credit is limited by financial covenants that restricted additional borrowing at March 31, 1997 to a maximum of $7,532,000. Each of the lines of credit expires during 1997, and each is expected to be renewed in the normal course of business. During the first quarter of 1997, the Company borrowed a net amount of $791,000 on its lines of credit primarily to fund construction expenditures at its utility operations.

  In 1996, the Company completed a long-term First Mortgage Bond financing for $12,000,000. The portion of proceeds not used to repay the Company's short-term debt will be used to fund ongoing construction projects at the utilities. Among other financial covenants, the First Mortgage Bond Indentures limit the amount of utility property that may be pledged for additional secured borrowings. At March 31, 1997, the additional secured borrowing capacity under these indentures was approximately $23,610,000.

  During the first quarter of 1997, the Company's additions to property, plant and equipment were $2,411,000, representing a decrease of $307,000 over the same period in 1996. Developers made cash contributions in aid of construction ("CIAC") totaling $822,000. The remaining $1,589,000 was funded by cash flow from operations and short-term borrowing. Short-term borrowing is anticipated to continue throughout 1997 in order to meet construction requirements not funded by bond proceeds, operations or CIAC.

  The Company anticipates that its available short-term borrowing capacity and its cash flow generated from operations will be sufficient to fund its activities for the next year. If additional cash were needed to fund improvements or to acquire additional assets, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

REGULATORY AFFAIRS AND INFLATION:

  Regulation:

  The rates and operations of the Company's utilities are regulated by the California Public Utilities Commission ("CPUC") and the New Mexico Public Utility Commission ("NMPUC"). The rates allowed are intended to provide the utilities an opportunity to earn a reasonable return on common equity. The Company anticipates that future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

  Suburban received CPUC approval for a 4.25% ($1,100,000) general rate increase effective April 24, 1996, as well as a 2.62% ($705,000) step increase effective January 1, 1997. Suburban is entitled to file for an additional step increase which, if approved, would become effective January 1, 1998.

  Tax Legislation:

  In 1996, the California legislature enacted Senate Bill 1099, which became effective January 1, 1997. This legislation provides that water utilities which sold excess property and reinvested the sale proceeds within eight years in the utility's plant do not need to allocate any portion of the gain on sale to the ratepayers. From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000. Since the proceeds of the four land sales were reinvested in utility plant, the gains should not be subject to allocation to the ratepayers.

  In 1996, legislation was enacted that changed the federal tax treatment of
CIAC.   This legislation repealed the requirement to include CIAC as a component of taxable income, eliminating the requirement for the Company to pay taxes on CIAC as it is received. The new legislation also eliminates the depreciation deduction for CIAC, and sets forth new requirements for the depreciation method and useful life to be used for most non-CIAC water utility property. The law was effective for CIAC received after June 12, 1996.

  The net impact of the repeal of the income tax on CIAC, combined with the changes in depreciation calculations, is expected to favorably impact NMUI's cash flow, since significant amounts of CIAC are expected in its fast-growing service area. The effect on Suburban's earnings is not expected to be significant; however, future cash flow could be negatively affected by the change in depreciation methods since Suburban does not anticipate high levels of CIAC. Until the Internal Revenue Service completes final regulations, and until California and New Mexico complete changes, if any, to their tax regulations, the full impact of this tax change cannot be determined. The Company does not believe that these tax law changes will have a material adverse impact on its ability to fund ongoing operations and capital needs.

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

  Contract Operations:

  The operations of ECO are not subject to regulation by a public utilities commission. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

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

RESULTS OF OPERATIONS:

  Three Months Ended March 31, 1997 Compared To Three Months Ended March 31,
1996

  Earnings per common share were $.02 in 1997, compared to a loss per common share of $.04 (adjusted for a stock dividend of 20% on January 2, 1997) during the same period in 1996.

  Operating income increased $401,000 or 100%, and, as a percentage of operating revenues, increased from 3% in 1996 to 5% in 1997. Operating income at the utilities increased $546,000 due primarily to increased water consumption and Suburban's rate increases. ECO's operating loss decreased by $41,000 due primarily to new contracts and additional work outside the scope of existing contracts. Parent company expenses increased $186,000 primarily due to increased corporate reserves.

  Operating revenues

  Operating revenues increased $1,443,000 or 10%. Water utility revenues increased $833,000 due to warmer weather in Southern California and rate increases. ECO's revenues increased $610,000, primarily as a result of revenues from new contracts and additional work outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses increased $675,000 or 6%. As a percentage of operating revenues, these expenses decreased from 81% in 1996 to 77% in 1997. Water utility direct operating expenses increased $251,000 primarily reflecting the increase in water costs experienced to meet increased consumption by Suburban's customers and higher maintenance and repair expenses. ECO's direct operating expenses increased $424,000, resulting primarily from higher expenses associated with new contracts and additional work outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses increased $367,000 or 16%. As a percentage of operating revenues, these expenses were 17% in 1997 and 1996. General and administrative expenses at the utilities increased $36,000. ECO's selling, general and administrative expenses increased $145,000 due to higher insurance, legal and consulting expenses. As discussed above, general and administrative expenses of the parent company increased $186,000.

  Other income and expense

  Interest expense increased $123,000 primarily due to higher short-term and long-term credit balances in 1997 as compared with 1996. Other income increased $45,000 primarily due to consulting fees received as a result of an investment in Windermere Utility Company.



                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

  Suburban, the Company, and several unrelated parties were served with a complaint in September 1995 by a former employee of Suburban. The plaintiff claimed that, while he worked for an independent contractor hired by Suburban and during his subsequent employment with Suburban, he was exposed to asbestos fibers. As a result of such exposure, he contracted mesothelioma. Suburban and the Company denied all allegations in their response to the complaint. In 1995, the former employee died and in 1996, the former employee's widow and children filed a wrongful death action against Suburban and the Company. This complaint alleges the same facts as the first complaint, plus the death of the former employee. The two actions have been consolidated.

  The plaintiffs claim the defendants are responsible on the basis of negligence, breach of warranty and strict liability. Both actions seek unspecified general damages and burial expenses. The Company has made written demands for defense and indemnity against all general liability and workers' compensation carriers who provided coverage during the last 30 years. Three general liability carriers have agreed, on a very limited basis, to accept defense obligations under liability policies issued by them. However, they have reserved their rights with respect to indemnification. Suburban and the Company are continuing discussions with other general liability carriers concerning their acceptance of defense and indemnity obligations. The plaintiffs' claims for damages appear to fall under Suburban's and the Company's general liability coverage, since the plaintiffs' claims arise from employment of the decedent while working for an independent contractor hired by Suburban.

  Certain defendants who were alleged to be suppliers of asbestos cement pipe to Suburban have been dismissed on the basis that they were not suppliers to Suburban. The alleged manufacturer defendant may not be reachable in these actions due to certain rulings made in a bankruptcy proceeding. As a result, Suburban and the Company may be the only remaining defendants in the actions. The plaintiffs have initiated discovery, and negotiations were successful in limiting the scope of this discovery. To date, there has been no specific claim for damages by the plaintiffs. Suburban and the Company maintain that they have no responsibility for the death of the former employee and intend to contest these claims vigorously.

  The Company and its subsidiaries are the subject of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operations or cash flow.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

27         Financial Data Schedule.

(b)  Reports on Form 8-K:

     A Report on Form 8-K was filed with the Securities and Exchange Commission on February 24, 1997, regarding discussions concerning the potential sale of the assets of NMUI to the City of Albuquerque.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOUTHWEST WATER COMPANY
                                 -----------------------
                                 (Registrant)



Dated: May 2, 1997               /s/ Peter J. Moerbeek
------------------               ---------------------
                                 PETER J. MOERBEEK, Vice President Finance and
                                 Chief Financial Officer