Form 10-Q
period 1997-06-30
SOUTHWEST WATER CO
filed 1997-08-12
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from________________ to________________

       Commission file number:  0-8176


                                                     SOUTHWEST WATER COMPANY
[LOGO OF SOUTHWEST WATER COMPANY]                 (EXACT NAME OF REGISTRANT AS
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


                                (626) 915-1551
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___
                                               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 8, 1997, there were 3,145,029 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                                       Page No.
                                                                                       --------
Part I.        Financial Information:
-------        ----------------------

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996                                        3

               Condensed Consolidated Statements of Income -
               Three and six months ended June 30, 1997 and 1996                          4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1997 and 1996                                    5

               Notes to Condensed Consolidated Financial Statements                   6 - 7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         7 - 11

Part II.       Other Information:
--------       ------------------

Item 1.        Legal Proceedings                                                         12

Item 4.        Submission of Matters to a Vote of Security Holders                       13

Item 6.        Exhibits and Reports on Form 8-K                                          13

               Signatures                                                                14

         PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

         SOUTHWEST WATER COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,                December 31,
                                                                                1997                      1996
                                                                             ----------                ------------
                                                                             (Unaudited)
                                                                                        (In thousands)
         ASSETS
         Current Assets:
                  Cash and cash equivalents                                  $    505                   $    790
                  Customers' accounts receivable, net                           9,506                      8,216
                  Other current assets                                          3,019                      2,086
                                                                             --------                   --------
                                                                               13,030                     11,092
         Property, Plant and Equipment:
                  Utility property, plant and equipment - at cost             127,791                    119,731
                  Contract operations property, plant and
                   equipment - at cost                                          6,608                      6,448
                                                                             --------                   --------
                                                                              134,399                    126,179
                  Less accumulated depreciation and amortization               36,621                     34,765
                                                                             --------                   --------
                                                                               97,778                     91,414
         Other Assets                                                           8,734                      8,910
                                                                             --------                   --------
                                                                             $119,542                   $111,416
                                                                             =========                  ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
                  Current portion of long-term debt and bank notes payable   $  7,120                   $  6,089
                  Accounts payable                                              1,593                      1,513
                  Other current liabilities                                     9,578                      7,569
                                                                             --------                   --------
                                                                               18,291                     15,171
         Other Liabilities and Deferred Credits:
                  Long-term debt                                               30,700                     30,700
                  Advances for construction                                     7,533                      7,719
                  Contributions in aid of construction                         25,645                     21,556
                  Deferred income taxes                                         3,990                      3,398
                  Other liabilities and deferred credits                        2,473                      2,472
                                                                             --------                   --------
         Total Liabilities and Deferred Credits                                88,632                     81,016

         Stockholders' Equity:
                  Cumulative preferred stock                                      517                        517
                  Common stock                                                     31                         31
                  Paid-in capital                                              26,364                     26,159
                  Retained earnings                                             4,022                      3,728
                  Unamortized value of restricted stock issued                    (24)                       (35)
                                                                             --------                   --------
         Total Stockholders' Equity                                            30,910                     30,400
                                                                             --------                   --------
                                                                             $119,542                   $111,416
                                                                             ========                   ========

         See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                  ---------------------------         ---------------------------
                                                     1997              1996              1997              1996
                                                  ---------         ---------         ---------         ---------
                                                                   (In thousands except per share amounts)
Operating Revenues                                 $18,469           $17,438           $33,901           $31,427

Operating Expenses:
Direct operating expenses                           13,480            13,155            25,430            24,430
Selling, general and administrative                  2,885             2,670             5,563             4,981
                                                   -------           -------           -------           -------
                                                    16,365            15,825            30,993            29,411
                                                   -------           -------           -------           -------
Operating Income                                     2,104             1,613             2,908             2,016
Other Income (Expense):
Interest expense                                      (808)             (695)           (1,590)           (1,354)
Interest income                                         30                16                63                47
Other                                                   66                37               121                47
                                                   -------           -------           -------           -------
                                                      (712)             (642)           (1,406)           (1,260)
                                                   -------           -------           -------           -------
Income Before Income Taxes                           1,392               971             1,502               756
Income tax provision                                   585               408               631               318
                                                   -------           -------           -------           -------
Net Income                                             807               563               871               438
Dividends on preferred shares                           (7)               (7)              (14)              (14)
                                                   -------           -------           -------           -------
Net Income Available for Common Shares             $   800           $   556           $   857           $   424
                                                   =======           =======           =======           =======
Earnings Per Common Share (Note 8)                 $  0.25           $  0.18           $  0.27           $  0.14
                                                   =======           =======           =======           =======
Cash Dividends Per Common Share (Note 8)           $  0.09           $ 0.083           $  0.18           $ 0.166
                                                    ======            ======           =======           =======
Weighted Average Outstanding
     Common Shares (Note 8)                          3,138             3,108             3,133             3,103
                                                   =======           =======           =======           =======

    See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,
                                                                      --------------------------
                                                                        1997              1996
                                                                      --------          --------
                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES, NET                              $3,171            $  428

CASH FLOWS FROM INVESTING ACTIVITIES:

         Additions to property, plant and equipment                    (4,624)           (5,598)
         Investment in Windermere Utility Company                           -            (2,300)
                                                                      -------           -------
         Net cash used in investing activities                         (4,624)           (7,898)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net borrowings of short-term debt                              1,031             7,320
         Contributions in aid of construction                             693               784
         Net proceeds from dividend reinvestment and
             employee stock purchase plans                                184               130
         Dividends paid                                                  (576)             (519)
         Payments of advances for construction                           (164)             (192)
                                                                      -------           -------

         Net cash provided by financing activities                      1,168             7,523
                                                                      -------           -------

Net increase (decrease) in cash and cash equivalents                     (285)               53

Cash and cash equivalents at beginning of year                            790               784
                                                                      -------            ------

Cash and cash equivalents at end of period                            $   505            $  837
                                                                      =======            ======

Supplemental Disclosure of Cash Flow Information:

         Cash paid during the period for:
              Interest                                                 $1,555            $1,318
              Income taxes                                             $  284            $  462
         Depreciation and amortization                                 $2,089            $1,943
         Non-cash contributions in aid of construction
              conveyed to Company by developers                        $3,966            $1,197


    See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

1. Southwest Water Company ("the Company") and its subsidiaries provide water management services through contract and utility operations. The unaudited consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 1997, and the Company's results of operations for the three and six months ended June 30, 1997. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

3. There is seasonality to the water management services industry; thus, the results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities.
     Rainfall and weather conditions affect utility operations, and utility revenues usually peak during the second and third quarters of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. For the three and six months ended June 30, 1997 and 1996, earnings per common share were calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares arise from stock options, but since common stock equivalents do not exceed 3% of weighted average common shares outstanding, primary and fully diluted earnings are not reported separately.

5. The Company will be subject to Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") for interim and annual financial statements issued after December 15, 1997. SFAS No. 128 changes the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Diluted EPS will replace fully diluted EPS and will reflect the potential dilution that could occur if common stock equivalents were exercised or converted into common stock that could share in the earnings of the entity. SFAS No. 128 requires a dual presentation of basic and diluted EPS by entities with complex capital structures. Management does not expect that SFAS No. 128 will materially impact the Company's financial position or results of operations.

6. The Company will also be subject to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No.130") for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements. The statement also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the equity section of the balance sheet. Management does not expect that the implementation of SFAS No. 130 will have a material effect on the Company's financial position or results of operations.

7. The Company will be subject to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required in interim financial statements in the initial year of application. SFAS No. 131 requires that financial and descriptive information about operating segments of a company be provided. Generally, financial information will need to be reported on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to
     segments.   SFAS No. 131 will require additional financial disclosure by the Company, but will not have any effect on the Company's financial position or results of operations.

8. The 1996 earnings per common share, cash dividends per common share and weighted average outstanding common shares have been restated to reflect a 20% stock dividend granted to stockholders of record on January 2, 1997.

9. As discussed in the Company's 1996 Annual Report on Form 10-K, the Company was approached by the City of Albuquerque ("the City") during the first quarter of 1997 concerning the potential sale of New Mexico Utilities, Inc. ("NMUI") to the City. Under New Mexico state law, municipalities have the right to acquire private water utility plants and systems within their territorial limits by condemnation, but must pay fair value if the election to proceed with a condemnation is made. During the second quarter of 1997, the City and NMUI hired independent third parties to perform separate appraisals of NMUI. Three separate appraisals have been completed with
     values ranging from $22,000,000 to $39,000,000.   Discussions with the City
     are continuing; however, at this time, management cannot predict whether an agreement for the sale of NMUI is likely, whether the City will continue to pursue an agreement to purchase NMUI, or whether the City will elect to proceed with condemnation if an agreement is not reached. Therefore, management cannot predict a price that the City would pay if it maintains its interest in concluding the transaction.

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

  At June 30, 1997, the Company had cash and cash equivalent balances totaling $505,000. The Company has three separate lines of credit from different commercial banks. As of June 30, 1997, the Company had a total line of credit capacity of $16,000,000, and unused lines of credit of $9,780,000. The amount of additional borrowing capacity available under current short-term lines of credit is limited by financial covenants that restricted additional borrowing at June 30, 1997 to a maximum of $3,992,000. Two of the lines of credit expire during 1997. The banks have notified the Company that they want to renew the lines of credit and the lines are currently being renegotiated. The other line of credit expires in 1998 and is expected to be renewed in the normal course of business. During the first six months of 1997, the Company borrowed a net amount of $1,031,000 on its lines of credit, primarily to fund construction expenditures at its utility operations.

  In 1996, the Company completed a long-term First Mortgage Bond financing for $12,000,000. Among other financial covenants, the First Mortgage Bond Indentures limit the amount of utility property that may be pledged for additional secured borrowings. At June 30, 1997, the additional secured borrowing capacity under these indentures was approximately $27,021,000.

  During the second quarter of 1997, the Company's additions to property, plant and equipment were $8,590,000, representing an increase of $1,795,000 over the same period in 1996. Developers made contributions in aid of construction ("CIAC") totaling $4,659,000, of which $3,966,000 was non-cash CIAC and the remaining $693,000 was received as cash. The Company financed capital additions of $3,931,000 which were funded by cash flows from operations and short-term borrowing. Capital expenditures at NMUI are expected to decrease approximately $2,000,000 over the next 12 months due to the completion of major projects in 1997. Suburban's capital expenditures are expected to continue at the same level over the next 12 months due to the construction of additional new plant and the refurbishment of existing utility plant.

  The Company anticipates that the available short-term borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities for the next year. If additional cash were needed to fund improvements or to acquire additional assets, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

REGULATORY AFFAIRS:

  Regulation:

  The rates and operations of the Company's utilities are regulated by the California Public Utilities Commission ("CPUC") and the New Mexico Public Utility Commission ("NMPUC"). The rates allowed are intended to provide the utilities an opportunity to earn a reasonable return on common equity and to fund necessary investments in property, plant and equipment. The Company anticipates that continuing construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

  Suburban received CPUC approval for a 4.25% ($1,100,000) general rate increase, effective April 24, 1996, as well as a 2.62% ($705,000) step increase, effective January 1, 1997. Suburban is authorized to file for an additional step increase of 2.62% ($740,000) which, if approved, would become effective January 1, 1998.

  Tax Legislation:

  In 1996, the California legislature enacted Senate Bill 1099, which became effective January 1, 1997. This legislation provides that water utilities which sold excess property and reinvested the sale proceeds within an eight-year period in the utility's plant do not need to allocate any portion of a gain on sale to the ratepayers. From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000. Since the proceeds of the four land sales were reinvested in utility plant, the gains should not be subject to allocation to the ratepayers.

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

  The net impact of the repeal of the income tax on CIAC, combined with the changes in depreciation calculations, is expected to favorably impact NMUI's cash flow, since significant amounts of CIAC are expected in its fast-growing service area. The impact on Suburban's earnings is not expected to be significant; however, future cash flow could be negatively affected by the change in depreciation methods since Suburban does not anticipate high levels of CIAC. Until the Internal Revenue Service completes final regulations, and until California and New Mexico complete changes, if any, to their tax regulations, the full impact of this tax change cannot be determined. The Company does not believe that these tax law changes will have a material adverse impact on its ability to fund ongoing operations and capital needs.

  Regulatory Developments:

  The California legislature has held hearings discussing the CPUC's organization and operation. Among other options, the CPUC has proposed consideration of performance-based rate making, which would provide incentives for utilities to operate more efficiently and improve productivity. If enacted, these changes are expected to reduce regulatory burden and promote efficiency among utilities which, if accomplished, would likely benefit both ratepayers and stockholders. Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. Whether such legislative or CPUC changes will be enacted, or, if enacted, what the terms of such changes would be, are not known by the Company. Therefore, management cannot predict the impact of final legislative or CPUC developments on the Company's financial condition or results of operations.

  In 1996, the residents of the state of New Mexico voted to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). Presently, the NMPUC consists of three appointed officials and the NMCC consists of three elected officials. Under the newly enacted legislation, the NMPRC will consist of five elected officials who will be elected in November 1998, and take office on January 1, 1999.

  The voters of the state of New Mexico also passed a constitutional amendment which will require the state legislature to make changes to the Public Utilities Act ("PUA") that may result in changes to the present process of ratemaking. A legislative committee is currently reviewing the proposed changes to the PUA. Management cannot predict if or when changes will ultimately occur; or if changes were enacted, the impact on NMUI's financial position or results of operations.

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

ENVIRONMENTAL AFFAIRS:

  The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (the "EPA") and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act (as reenacted in 1996), and the Resource Conservation and Recovery Act. Both the EPA and state regulatory agencies require periodic testing and sampling of water. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations.

  During the second quarter of 1997, Suburban was advised by the San Gabriel Basin Water Quality Authority that the California Department of Health Services ("CDHS") was monitoring groundwater sources for the contaminant "perchlorate", which had been detected in the Main San Gabriel Valley Upper Basin. In June 1997, the contaminant was detected in a well that is operated but not owned by Suburban, at a level in excess of the state's allowable standards. Suburban has been able to blend water produced from this well with other water sources, bringing the concentration within the CDHS standards. The impact of this contaminant on the results of operations for Suburban is not fully known at the time; however, costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements. Suburban believes that these costs will be recoverable from ratepayers in future rate increases; however, there is no assurance that recovery of these costs will be allowed.

  The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

  Earnings per common share were $.25 in 1997, compared to $.18 (adjusted for a stock dividend of 20% on January 2, 1997) during the same period in 1996.

  Operating income increased $491,000 or 30%, and, as a percentage of operating revenues, increased from 9% in 1996 to 11% in 1997. Operating income at the utilities increased $304,000, due primarily to increased water sales at Suburban and the positive effects of water rate increases. ECO's operating results improved $83,000, due to increased revenue from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities and focus. Parent company expenses decreased $104,000, due primarily to a reduction in corporate reserve expenses in comparison to 1996 levels.

  Operating revenues

  Operating revenues increased $1,031,000 or 6%. Water utility revenues increased $604,000 due to warmer weather in Southern California which led to a 6.3% increase in water consumption by Suburban's customers. Suburban's rate increases also favorably impacted operating revenue. ECO's revenues increased $427,000, primarily as a result of new contracts and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses increased $325,000 or 2%. As a percentage of operating revenues, these expenses decreased from 75% in 1996 to 73% in 1997. Water utility direct operating expenses increased $122,000, primarily reflecting the increase in water costs experienced to meet increased consumption by Suburban's customers. ECO's direct operating expenses increased $203,000, resulting primarily from higher expenses associated with new contracts and additional work performed outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses increased $215,000 or 8%. As a percentage of operating revenues, these expenses increased from 15% in 1996 to 16% in 1997. General and administrative expenses at the utilities increased $178,000, primarily due to an increase in legal reserves at Suburban.

ECO's selling, general and administrative expenses increased $141,000, primarily due to higher insurance, legal and consulting expenses. As discussed above, general and administrative expenses of the parent company decreased $104,000.

  Other income and interest expense

  Interest expense increased $113,000, due primarily to higher short-term and long-term credit balances in 1997 as compared with 1996. Other income increased $29,000, due primarily to consulting fees received as a result of an investment in Windermere Utility Company ("Windermere").

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

  Earnings per common share increased from $.14 (adjusted for a stock dividend of 20% on January 2, 1997) in 1996 to $.27 in 1997.

  Operating income increased $892,000, or 44%, and, as a percentage of operating revenues, increased from 6% in 1996 to 9% in 1997. Operating income at the utilities increased $850,000, due primarily to increased water consumption at Suburban and the positive effects of water rate increases. ECO's operating loss decreased $124,000 due to increased revenues from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities and focus. Parent company expenses increased $82,000 primarily due to increases in payroll and associated payroll benefits, and increases in outside services.

  Operating revenues

  Operating revenues increased $2,474,000 or 8%. Water utility sales increased $1,437,000 due to warmer weather in Southern California resulting in an 8.4% increase in water consumption by Suburban's customers. Water rate increases at Suburban also favorably impacted operating revenues. ECO's revenues increased $1,037,000, primarily as a result of revenues from new contracts and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses increased $1,000,000 or 4%. As a percentage of operating revenues, these expenses decreased from 78% in 1996 to 75% in 1997. Water utility direct operating expenses increased $373,000, which reflects the corresponding increase in water consumption by Suburban's customers. ECO's operating results improved $83,000, due to new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities and focus. ECO's direct operating expenses increased $627,000, resulting primarily from higher expenses associated with new contracts and increased billable work.

  Selling, general and administrative

  Selling, general and administrative expenses increased $582,000 or 12%. As a percentage of operating revenues, these expenses were 16% in 1997 and 1996. Selling, general and administrative expenses at the utilities increased $214,000 primarily due to increased legal reserves. ECO's selling, general and administrative expenses increased $286,000 primarily due to higher insurance, legal and consulting expenses. As discussed above, general and administrative expenses of the parent company increased $82,000.

  Other income and Interest expense

  Interest expense increased $236,000, primarily due to higher total short-term and long-term credit balances in 1997 as compared with 1996. Other income increased $74,000, primarily due to consulting fees received as a result of an investment in Windermere.

                          PART II - OTHER INFORMATION
                           ITEM 1.  LEGAL PROCEEDINGS

  On July 29, 1997, an action entitled Kristin Santamaria, et al. vs. Suburban Water Systems, etc. et al., was filed as Case No. KC025995 in the Superior Court for the County of Los Angeles, California. The plaintiffs in the action are approximately 85 individuals who allege that they are residents in the San Gabriel Valley (the "Valley"), a portion of Los Angeles County, California. The defendants in the action consist of the Company, Suburban and three other water purveyors that provide water service in the Valley and 19 other entities operating in the Valley which manufacture a variety of products.

  The plaintiffs contend, in essence, that they are long-time residents of the Valley and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances, including, but not limited to, trichloroethylene ("TCE"), perchloroethene ("PCE"), carbon tetrachloride ("CTC") and perchlorate. The plaintiffs allege that they have suffered physical and mental injury, six wrongful deaths, loss of income, medical expenses, loss of future earnings, loss of property values, and expenses for property testing and remediation. The plaintiffs contend that the defendants are liable for the alleged losses of the plaintiffs either by virtue of release of these hazardous materials into the soil, air and water in the Valley or by delivery of water which contains these hazardous materials for domestic consumption. The plaintiffs allege 12 separate causes of action, including 10 causes of action against the Company, Suburban and the other water purveyors, ranging from negligence, wrongful death and strict liability to trespass, nuisance, absolute liability and fraudulent concealment. The plaintiffs seek general, special and punitive damages in unspecified amounts as well as injunctive relief ordering a cessation of the acts of which the plaintiffs complain.

  The Company and Suburban have not been served with the summons and complaint in the action, and the Company understands that the attorneys for the plaintiffs are currently seeking more plaintiffs to join in the action. Accordingly, no response to the complaint is due from the Company or Suburban at this time.

  Suburban annually takes over 4,000 water samples from reservoirs, wells and residences, which are then tested by independent, state-certified laboratories. Water tested by these laboratories has continued to comply with all state and Federal drinking water standards. The Company does not provide any water service. The Company and Suburban will vigorously defend against all claims made by the plaintiffs and believe they are not liable for any damages to the plaintiffs.

  Suburban, the Company, and several unrelated parties were served with a complaint in September 1995, wherein the plaintiff claimed that while working in the 1950's and 1960's for an independent contractor hired by Suburban, he was exposed to asbestos fibers. As a result of such exposure, he contracted mesothelioma. Suburban and the Company denied all allegations in their response to the complaint. The plaintiff died In 1995, and in 1996 the plaintiff's widow and children filed a wrongful death action against Suburban and the Company. This complaint alleges the same facts as the first complaint, plus the wrongful death of the original plaintiff. The two actions have been consolidated.

  Information concerning the claims made by the plaintiffs, the efforts of the Company and Suburban to cause their insurance carrier to provide indemnity and defense in the action, and information concerning other defendants in the action is set forth in the Company's Form 10-Q Report for the quarter ended March 31,
1997 and is hereby incorporated by reference.   To date, there has been no
specific claim for damages by the plaintiffs. Suburban and the Company maintain that they have no responsibility for the death of the original plaintiff and intend to contest these claims vigorously.

  The Company and its subsidiaries are the subject of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operations or cash flow.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders held on May 22, 1997, all of the members of the Board of Directors were re-elected by the following votes:

Name of Director           Votes For   Votes Withheld
----------------           ---------   --------------
H. Frederick Christie      2,553,579          120,411
Michael J. Fasman          2,433,274          240,716
Anton C. Garnier           2,549,871          124,119
Monroe Harris              2,545,309          128,681
Donovan D. Huennekens      2,547,901          126,089
Richard Kelton             2,552,396          121,594
Richard G. Newman          2,552,786          121,204

  The selection of KPMG Peat Marwick LLP as the Company's independent auditors was ratified by the following vote: votes for - 2,636,723; votes against - 23,093; and votes abstaining - 14,174. No broker non-votes were recorded.

  Also, the second amendment to the Amended and Restated Stock Option and Restricted Stock Plan was approved with the following votes: votes for - 1,747,219; votes against - 227,541; votes abstaining -130,422; and broker non-votes - 568,808.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

     10.4E Letter of Extension to Credit Agreement dated June 30, 1997, between Registrant and Wells Fargo Bank, filed herewith.

     10.10E Fifth Amendment to Loan Agreement and Promissory Note dated June 20, 1997, between New Mexico Utilities, Inc., and Sunwest Bank of Albuquerque, filed herewith.

     10.13A Letter of Extension to Credit Agreement dated June 30, 1997, between Suburban Water Systems and Wells Fargo Bank, filed herewith.

     10.14A First Amendment to Credit Agreement dated March 31, 1997, between Registrant and Mellon Bank, filed herewith.

     10.14B Second Amendment to Credit Agreement dated June 17, 1997, between Registrant and Mellon Bank, filed herewith.

     27       Financial Data Schedule.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       SOUTHWEST WATER COMPANY
                                       -----------------------
                                       (Registrant)



Dated: August 8, 1997                  /s/ Peter J. Moerbeek
---------------------                 ----------------------
                                      PETER J. MOERBEEK, Vice President Finance
                                      and Chief Financial Officer