Form 10-Q
period 1997-09-30
SOUTHWEST WATER CO
filed 1997-11-13
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------
          EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------
          EXCHANGE ACT OF  1934

          For the transition period from________________ to________________

          Commission file number:  0-8176



[LOGO OF                SOUTHWEST WATER COMPANY
SOUTHWEST               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
WATER COMPANY]


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 4, 1997, there were 3,152,560 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                          Page No.
                                                                          --------
Part I.        Financial Information:
-------        ----------------------

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets -
               September 30, 1997 and December 31, 1996.................      3

               Condensed Consolidated Statements of Income -
               Three and nine months ended September 30, 1997 and 1996..      4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1997 and 1996............      5

               Notes to Condensed Consolidated Financial Statements..... 6  - 7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations............ 8 - 12

Part II.       Other Information:
--------       ------------------

Item 1.        Legal Proceedings........................................     13

Item 4.        Submission of Matters to a Vote of Security Holders......     14

Item 6.        Exhibits and Reports on Form 8-K.........................     14

               Signatures...............................................     15

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   1997            1996
                                                               -------------   ------------
                                                                (Unaudited)
                                                                      (In thousands)

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                  $    539       $    790
      Customers' accounts receivable, net                          10,179          8,216
      Other current assets                                          2,792          2,086
                                                                 --------       --------
                                                                   13,510         11,092

PROPERTY, PLANT AND EQUIPMENT:
      Utility property, plant and equipment - at cost             131,144        119,731
      Contract operations property, plant and equipment
       - at cost                                                    6,654          6,448
                                                                 --------       --------
                                                                  137,798        126,179
      Less accumulated depreciation and amortization               37,487         34,765
                                                                 --------       --------
                                                                  100,311         91,414

OTHER ASSETS                                                        9,233          8,910
                                                                 --------       --------

                                                                 $123,054       $111,416
                                                                 ========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt and bank notes payable   $  9,240       $  6,089
      Accounts payable                                              2,114          1,513
      Other current liabilities                                     8,150          7,569
                                                                 --------       --------
                                                                   19,504         15,171

OTHER LIABILITIES AND DEFERRED CREDITS:
      Long-term debt                                               30,700         30,700
      Advances for construction                                     7,714          7,719
      Contributions in aid of construction                         26,555         21,556
      Deferred income taxes                                         4,152          3,398
      Other liabilities and deferred credits                        2,499          2,472
                                                                 --------       --------
TOTAL LIABILITIES AND DEFERRED CREDITS                             91,124         81,016

STOCKHOLDERS' EQUITY:
      Cumulative preferred stock                                      517            517
      Common stock                                                     31             31
      Paid-in capital                                              26,477         26,159
      Retained earnings                                             4,923          3,728
      Unamortized value of restricted stock issued                    (18)           (35)
                                                                 ---------      --------
TOTAL STOCKHOLDERS' EQUITY                                         31,930         30,400
                                                                 --------       --------

                                                                 $123,054       $111,416
                                                                 ========       ========



See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                          September 30,
                                        -------------------------------         -------------------------------
                                           1997                1996                1997               1996
                                        -----------         -----------         -----------         ---------
                                                        (In thousands except per share amounts)
OPERATING REVENUES                        $19,975             $18,476             $53,876             $49,903

OPERATING EXPENSES:
Direct operating expenses                  14,590              13,918              40,020              38,348
Selling, general and administrative         2,658               2,449               8,221               7,430
                                          -------             -------             -------             -------
                                           17,248              16,367              48,241              45,778
                                          -------             -------             -------             -------
OPERATING INCOME                            2,727               2,109               5,635               4,125

OTHER INCOME (EXPENSE):
Interest expense                             (807)               (720)             (2,397)             (2,074)
Interest income                                28                  25                  91                  72
Other                                         106                  78                 227                 125
                                          -------             -------             -------             -------
                                             (673)               (617)             (2,079)             (1,877)
                                          -------             -------             -------             -------

INCOME BEFORE INCOME TAXES                  2,054               1,492               3,556               2,248
Income tax provision                          862                 626               1,493                 944
                                          -------             -------             -------             -------

NET INCOME                                  1,192                 866               2,063               1,304
Dividends on preferred shares                  (6)                 (6)                (20)                (20)
                                          -------             -------             -------             -------

NET INCOME AVAILABLE FOR COMMON SHARES    $ 1,186             $   860             $ 2,043             $ 1,284
                                          =======             =======             =======             =======


EARNINGS PER COMMON SHARE (NOTE 8)        $  0.38             $  0.28             $  0.65             $  0.41
                                          =======             =======             =======             =======


CASH DIVIDENDS PER COMMON SHARE (NOTE 8)  $  0.09             $ 0.083             $  0.27             $ 0.249
                                          =======             =======             =======             =======


WEIGHTED AVERAGE OUTSTANDING
     COMMON SHARES (NOTE 8)                 3,146               3,114               3,137               3,107
                                          =======             =======             =======             =======

    See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                         ---------------------------
                                                           1997               1996
                                                         -------            --------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET                $ 3,662            $  4,079

CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to property, plant and equipment      (7,928)             (8,256)
          Investment in Windermere Utility Company             -              (3,000)
                                                         -------            --------

          Net cash used in investing activities           (7,928)            (11,256)

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net borrowings of short-term debt                3,151               7,311
          Contributions in aid of construction             1,583                 881
          Net proceeds from dividend reinvestment and
              employee stock purchase plans                  292                 208
          Additions to advances for construction              75                 140
          Dividends paid                                    (866)               (783)
          Payments of advances for construction             (220)               (250)
                                                         -------            --------

          Net cash provided by financing activities        4,015               7,507
                                                         -------            --------

Net increase (decrease) in cash and cash equivalents        (251)                330

Cash and cash equivalents at beginning of period             790                 784
                                                         -------            --------

Cash and cash equivalents at end of period               $   539            $  1,114
                                                         =======            ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


          Cash paid during the period for:
               Interest                                  $ 2,151            $  1,986
               Income taxes                              $  $539            $   $695
          Depreciation and amortization                  $ 3,139            $  2,930
          Non-cash contributions in aid of construction
               conveyed to Company by developers         $ 4,276            $  2,595

    See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

1. Southwest Water Company ("the Company") and its subsidiaries provide water management services through contract and utility operations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 1997, and the Company's results of operations for the three and nine months ended September 30, 1997. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

3. There is seasonality to the water management services industry; thus, the results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. Rainfall and weather conditions affect utility operations, and utility revenues usually peak during the second and third quarters of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. For the three and nine months ended September 30, 1997 and 1996, earnings per common share were calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares arise from stock options, but since common stock equivalents do not exceed 3% of weighted average common shares outstanding, primary and fully diluted earnings are not reported separately.

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

6. The Company will also be subject to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as net income and all other revenue, expenses, gains and losses that under generally accepted accounting principles are typically excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements. The statement also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in capital in the
     equity section of the balance sheet.   Management does not expect that the
     implementation of SFAS No. 130 will have a material effect on the Company's financial position or results of operations.

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

9. As discussed in the Company's 1996 Annual Report on Form 10-K, the Company was approached by the City of Albuquerque ("the City") during the first quarter of 1997 concerning the potential sale of New Mexico Utilities, Inc. ("NMUI") to the City. Under New Mexico state law, municipalities have the right to acquire private water utility plants and systems through condemnation by eminent domain, but must pay fair value if the election to proceed with condemnation is made. During the second quarter of 1997, the City and NMUI hired independent third parties to perform separate appraisals of NMUI. Three separate appraisals were completed with values ranging from $22,000,000 to $39,000,000.

     On November 4, 1997 the City initiated legal action in New Mexico State Court to acquire the operations of NMUI by eminent domain. The City offered approximately $16,000,000, which includes the assumption of $6,000,000 of NMUI First Mortgage Bonds. No agreement as to purchase price or terms of sale has been reached. Based on the results of recent City elections and public statements made by City officials, the Company believes there is some doubt as to whether the City will proceed with the eminent domain action against NMUI. The Company also believes that the fair market value is substantially in excess of the amount offered by the City. If fair market value is determined by a court trial, the Company does not anticipate resolution of the matter in the near future.

10. The Company has completed a review of all computer software currently in use to determine that it is year 2000 compliant. Most of the computer software is already year 2000 compliant, and compliance of remaining software should be completed in the coming months. Therefore, this issue should not have a material effect on the Company's financial position or results of operations.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

  Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban Water Systems ("Suburban") for the replacement and renovation of existing water utility facilities and by construction expenditures for new water and wastewater utility facilities at NMUI. The operations of ECO Resources, Inc. ("ECO") are currently generating positive cash flows for the Company; however, liquidity may be influenced in the future by ECO's need to invest in operating and computer equipment, as well as new business development and acquisition costs.

  At September 30, 1997, the Company had cash and cash equivalent balances totaling $539,000. The Company has three separate lines of credit from different commercial banks. As of September 30, 1997, the Company had a total line of credit facility with limits of $16,000,000, and unused lines of credit of $7,660,000. Two of the lines of credit have limits of $6,000,000 each and expire at December 31, 1997 and January 1, 1998, respectively. The third line of credit which has a limit of $4,000,000 expires on April 30, 1998. All of the lines of credit are expected to be renewed in the normal course of business. As of September 30, 1997, the amount of additional borrowing capacity available under short-term lines of credit was limited by financial covenants that restrict additional current borrowing to a maximum of $3,954,000.

  The Company expects to complete negotiations with two banks in November 1997 to renew the lines of credit expiring at the end of 1997. Based on negotiations during November, and subject to completion of all documentation with the banks, the Company has extended the two lines of credit through 1999 and has renegotiated its financial covenants. If the revised covenants had been in effect at September 30, 1997, the additional borrowing capacity available would have been $9,051,000.

  The Company has traditionally used its short-term credit facility primarily for funding utility plant and equipment additions. When favorable long-term opportunities exist or when short-term borrowing needs exceed available short-term credit facilities, the Company has refinanced short-term borrowing with long-term financing. For example, in 1996, the Company completed long-term First Mortgage Bond financing aggregating $12,000,000. Among other financial covenants, the First Mortgage Bond Indentures limit the amount of utility property that may be pledged for additional secured borrowings. At September 30, 1997, the additional secured borrowing capacity under these indentures was approximately $28,858,000.

  During the third quarter of 1997, the Company's additions to property, plant and equipment were $12,204,000, representing an increase of $1,353,000 over the same period in 1996. Developers made contributions in aid of construction ("CIAC") and advances totaling $5,934,000, of which $4,276,000 was non-cash CIAC and the remaining $1,658,000 was received as cash. The Company-financed capital additions amount was $6,270,000 which was funded through net short-term borrowing of $3,151,000 with the remaining amount of $3,119,000 generated by cash flow from operations. Capital expenditures and developer contributions are expected to decrease approximately $2,000,000 over the next 12 months due to the completion of major projects in 1997.

  The Company anticipates that the available short-term borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities for the next year. If additional cash were needed to fund improvements or to acquire additional assets, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering.

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

  Suburban received CPUC approval for a 4.25% ($1,100,000) general rate increase, effective April 24, 1996, as well as a 2.62% ($705,000) step increase, effective January 1, 1997. Suburban has filed for an additional step increase of 2.62% ($740,000) which, if approved, would become effective January 1, 1998.

  Tax Legislation:

  In 1996, the California legislature enacted Senate Bill 1099, which became effective January 1, 1997. This legislation provides that a water utility which sold excess property and reinvested the sale proceeds within an eight-year period in the utility's plant do not need to allocate any portion of any gain on sale to the ratepayers. From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000.
Since the proceeds of the four land sales were reinvested in utility plant, the gains should not be subject to allocation to the ratepayers.

  In 1996, legislation was enacted that changed the federal tax treatment of CIAC received after June 12, 1996. This legislation repealed the requirement to include CIAC as a component of taxable income, eliminating the requirement for the Company to pay taxes on CIAC when received. The new legislation also eliminates the depreciation deduction for CIAC and changes the depreciation method and useful lives for most non-CIAC water utility property.

  The net impact of the repeal of the income tax on CIAC, combined with the changes in depreciation calculations, is expected to favorably impact the Company's utilities' cash flow. In 1997, the States of California and New Mexico adopted the federal treatment of CIAC and the related depreciation changes to their respective tax regulations. The Company does not believe that these tax law changes will have a material adverse impact on its ability to fund ongoing operations and capital requirements.

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

  In 1996, the residents of the state of New Mexico voted to pass a constitutional amendment to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). Presently, the NMPUC consists of three appointed officials and the NMCC consists of three elected officials. Under the newly enacted legislation, the NMPRC will consist of five elected officials who will be elected in November 1998, and take office on January 1, 1999. A legislative committee is currently reviewing proposed changes to the Public Utilities Act (the "PUA"). The Company cannot predict if or when changes to the PUA will ultimately occur; or if changes are enacted, the impact on NMUI's financial position or results of operations.

  Contract Operations:

  ECO's pricing is not subject to regulation by a public utilities commission. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

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

  As discussed in the Company's Form 10-Q Report for the quarter ending June 30, 1997, Suburban was advised by the San Gabriel Basin Water Quality Authority that the California Department of Health Services ("CDHS") was monitoring groundwater sources for the contaminant "perchlorate", which had been detected in the Main San Gabriel Valley Upper Basin. In June 1997, the contaminant was detected in a well that is operated but not owned by Suburban, at a level in excess of the state's allowable standards. Suburban continues to blend water produced from this well with other water sources, bringing the concentration within the CDHS standards. The impact of this contaminant on the results of operations for Suburban is not fully known at the time; however, costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements. Suburban believes that these costs will be recoverable from ratepayers in future rate increases; however, there is no assurance that recovery of these costs will be allowed.

  The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

  Earnings per common share were $.38 in 1997, compared to $.28 (adjusted for a stock dividend of 20% on January 2, 1997) during the same period in 1996.

  Operating income increased $618,000 or 29%, and, as a percentage of operating revenues, was 14% in 1997 compared with 11% in 1996. Operating income at the utilities increased $442,000, due primarily to increased water sales at Suburban and the positive effects of water rate increases. ECO's operating results improved $476,000, due to increased revenue from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses increased $300,000, due primarily to increases in insurance expenses, legal reserves, and payroll related costs.

  Operating revenues

  Operating revenues increased $1,499,000 or 8%.  Water utility revenues
increased $404,000 due primarily to Suburban's rate increases.   Warmer weather
in Southern California led to a modest increase in water consumption by Suburban's customers. Water utility revenues increased at NMUI by 10% due to the increase in the number of NMUI's customers in 1997 as compared to 1996. ECO's revenues increased $1,095,000, primarily as a result of new contracts and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses increased $672,000 or 5%. As a percentage of operating revenues, these expenses were 73% in 1997 and 75% in 1996. Water utility direct operating expenses decreased $84,000, primarily reflecting a decrease in water purchased from outside suppliers which resulted in lower water costs. ECO's direct operating expenses increased $756,000, resulting primarily from higher expenses associated with new contracts and additional work performed outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses increased $209,000 or 9%. As a percentage of operating revenues, these expenses were 13% in 1997 and 1996. General and administrative expenses at the utilities increased $46,000. ECO's selling, general and administrative expenses decreased $137,000, primarily due to the restructuring of marketing responsibilities. As discussed above, general and administrative expenses of the parent company increased $300,000.

  Interest expense

  Interest expense increased $87,000, due primarily to higher short-term and long-term credit balances in 1997 as compared with 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

  Earnings per common share increased from $.41 (adjusted for a stock dividend of 20% on January 2, 1997) in 1996 to $.65 in 1997.

  Operating income increased $1,510,000, or 37%, and, as a percentage of operating revenues, was 10% in 1997 as compared with 8% in 1996. Operating income at the utilities increased $1,292,000, due primarily to increased water consumption at Suburban and the positive effects of water rate increases. ECO's operating results improved by $600,000 due to increased revenues from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses increased $382,000 primarily due to increases in insurance expenses, legal reserves, payroll related costs, and increases in outside services.

  Operating revenues

  Operating revenues increased $3,973,000 or 8%. Water utility sales increased $1,841,000 due to warmer weather in Southern California resulting in a 5.2% increase in water consumption by Suburban's customers. Water rate increases at Suburban also favorably impacted operating revenues. ECO's revenues increased $2,132,000, primarily as a result of revenues from new contracts and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses increased $1,672,000 or 4%. As a percentage of operating revenues, these expenses were 74% in 1997 and 77% in 1996. Water utility direct operating expenses increased $289,000, which reflects the increase in water consumption by Suburban's customers. ECO's operating expenses increased $1,383,000 resulting primarily from higher expenses associated with new contracts and increased billable work.

  Selling, general and administrative

  Selling, general and administrative expenses increased $791,000 or 11%. As a percentage of operating revenues, these expenses were 15% in 1997 and 1996. Selling, general and administrative expenses at the utilities increased $260,000 primarily due to increased legal reserves, insurance, payroll and payroll related benefits, and outside services. ECO's selling, general and administrative expenses increased $149,000 primarily due to higher insurance, legal and consulting expenses, and payroll related expenses. This was offset by a reduction in marketing costs resulting from the restructuring of marketing responsibilities. As discussed above, general and administrative expenses of the parent company increased $382,000.

  Interest expense and other income

  Interest expense increased $323,000, primarily due to higher total short-term and long-term credit balances in 1997 as compared with 1996. Other income increased $102,000, primarily due to consulting fees received as a result of an investment in Windermere Utility Company.

                          PART II - OTHER INFORMATION
                           ITEM 1.  LEGAL PROCEEDINGS

  On October 30, 1997, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al. vs. Suburban Water Systems, et al. action. Information concerning these proceedings was included in the Company's Form 10-Q Report for the quarter ended June 30, 1997. The only changes from the original complaint filed in July 1997, but not served, were the addition of approximately 250 additional plaintiffs (claiming on behalf of themselves and for the alleged wrongful deaths of family members) and the addition of two additional water purveyors in the San Gabriel Valley (the "Valley") as defendants in the action. The plaintiffs contend, in essence, that they or deceased family members are or were long-time residents of the Valley and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances and, in some cases, wrongful deaths.

  Suburban annually takes over 4,000 water samples from reservoirs, wells and residences, which are then tested by independent, state-certified laboratories. Water tested by these laboratories has continued to comply with all state and Federal drinking water standards. Southwest Water Company is a holding company and not a water purveyor. The Company and Suburban will vigorously defend against all claims made by the plaintiffs and believe they are not liable for any damages to the plaintiffs. Based on information available at this time, management does not expect that this matter will have a material effect on the Company's financial position or results of operations.

  Suburban, the Company, and several unrelated parties were served with a complaint in September 1995, wherein the plaintiff claimed that while working in the 1950's and 1960's for an independent contractor hired by Suburban, he was exposed to asbestos fibers and contracted mesothelioma. Suburban and the Company denied all allegations in their response to the complaint. The plaintiff died in 1995, and in 1996 the plaintiff's widow and children filed a wrongful death action against Suburban and the Company. This complaint alleges the same facts as the first complaint, plus the wrongful death of the original plaintiff. The two actions have been consolidated. Information concerning this action, the other defendants therein and the efforts of the Company and Suburban to cause their insurers to defend the action is set forth in the Company's Form 10-Q Report for the quarter ended March 31, 1997. To date, there has been no specific claim for damages by the plaintiffs. Suburban and the Company maintain that they have no responsibility for the death of the original plaintiff and intend to contest these claims vigorously.

  As discussed in Note 9 to the Condensed Consolidated Financial Statements, the City of Albuquerque (the "City") on November 4, 1997 initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in the City's complaint and that there is some doubt whether the City will proceed with the action. Under New Mexico state law, there are procedures which would allow the City to take possession prior to a resolution of the fair market value issue; however, the Company believes that it has adequate defenses should the City choose to pursue these procedures. If the City pursues a final determination of fair market value and possession of NMUI through a court trial, the Company does not anticipate resolution of these matters in the near future.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

      4.6 Registration Statement for the Second Amendment to the Amended and Restated Southwest Water Company Stock Option and Restricted Stock Plan (incorporated by reference to Registrant's Form S-8 Registration Statement filed with the Commission on October 29,
               1997).

     10.4F Letter of Extension to Credit Agreement dated September 1, 1997, between Registrant and Wells Fargo Bank, filed herewith.

     10.4G Letter of Extension to Credit Agreement dated November 1, 1997, between Registrant and Wells Fargo Bank, filed herewith.

     10.13B Letter of Extension to Credit Agreement dated September 1,1997, between Suburban Water Systems and Wells Fargo Bank, filed herewith.

     10.13C Letter of Extension to Credit Agreement dated November 1,1997, between Suburban Water Systems and Wells Fargo Bank, filed herewith.

     10.14C Third Amendment to Credit Agreement dated August 11, 1997, between Registrant and Mellon Bank, filed herewith.

     27        Financial Data Schedule.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                 SOUTHWEST WATER COMPANY
                                 -----------------------
                                 (Registrant)



Dated: November 12, 1997         /s/ Peter J. Moerbeek
------------------------         ---------------------
                                 PETER J. MOERBEEK, Vice President Finance and
                                 Chief Financial Officer