Form 10-K405
period 1997-12-31
SOUTHWEST WATER CO
filed 1998-03-27
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
          For the transition period from__________________to___________________


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

     Registrant's telephone number, including area code: (626) 915-1551 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
     (1)  Common Shares, $.01 par value
     (2)  Series A, 5-1/4% Preferred Shares, Cumulative, $.01 par value
                             (Title of each class)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          On March 24, 1998, there were 3,338,406 common shares outstanding. The aggregate market value of the Registrant's common shares held by non-affiliates of Registrant (3,040,820 shares) was approximately $46,943,000 based upon the average of the high and low stock prices as of March 24, 1998. Registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of Registrant because there is no public market for such shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

            DOCUMENTS                              FORM 10-K REFERENCE
            ---------                              -------------------
            Portions of Registrant's 1997
             Annual Report to Stockholders         Part II
            Proxy Statement dated on or
             about April 24, 1998, for
             Annual Meeting of Stockholders
             on Thursday, May 28, 1998             Part III

         SEE PAGES 38 TO 42 FOR EXHIBIT INDEX FILED WITH THIS REPORT.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


                                     INDEX


PART I.                                                                         PAGE NO.
                                                                                --------
Item 1:        Business........................................................   1-8
Item 2:        Properties......................................................   8-9
Item 3:        Legal Proceedings...............................................  9-11
Item 4:        Submission of Matters to a Vote of Security Holders.............    11
Item 4A:       Executive Officers of the Registrant............................    12


PART II.

Item 5:        Market for the Registrant's Common Equity and Related
               Stockholder Matters.............................................    13
Item 6:        Selected Financial Data.........................................    13
Item 7:        Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................... 13-17
Item 8:        Financial Statements and Supplementary Data..................... 18-34
Item 9:        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............................    35

PART III.

Item 10:       Directors and Executive Officers of the Registrant..............    35
Item 11:       Executive Compensation..........................................    35
Item 12:       Security Ownership of Certain Beneficial Owners and Management..    35
Item 13:       Certain Relationships and Related Transactions..................    35

PART IV.

Item 14:       Exhibits, Financial Statement Schedule and
               Reports on Form 8-K............................................. 36-37
               Exhibit Index................................................... 38-42
               Signatures......................................................    43

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                    PART I

ITEM 1.  BUSINESS

          General Development of Business

          Southwest Water Company (hereafter together with its subsidiaries referred to as the "Company" or "Registrant") was incorporated under the laws of the State of California on December 10, 1954. The Company reincorporated in the State of Delaware on June 30, 1988. The Company is engaged in the water management business, providing water and wastewater services to over half a million people located throughout California, New Mexico, Texas and Mississippi. Virtually all regulated water utility operations of the Company are conducted through two wholly owned subsidiaries, Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). The Company also owns an interest in Windermere Utility Company ("Windermere), a small regulated water utility in Texas. A third wholly owned subsidiary, ECO Resources, Inc. ("ECO"), operates and manages water and wastewater treatment facilities owned by cities, municipalities and private entities.

          General Information

          There were no significant changes in the way the Company does business during the year. The focus of the water management industry is customer service, not technology or manufacturing processes; therefore, the Company conducts no significant research or development activities and the Company has no patents, trademarks or licenses. In its daily operations, the Company uses certain commodities such as chemicals and supplies, which are currently readily available from a number of suppliers.

          There are no individual customers of the Company who generated revenues that exceeded 10-percent of the Company's consolidated revenues, or whose loss would have a material adverse effect on the Company's consolidated operations. To date, the Company has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 1997, the Company employed 535 persons, none of whom were represented by an employee union.

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

          At December 31, 1997, Suburban served 66,715 customers, including 62,980 residential customers, 2,642 business and industrial customers, 268 public authority customers and 825 other customers. During 1997, Suburban's operating revenues were 74% from sales to residential customers, 18% from sales to business and industrial customers, and 8% from sales to other customers.

          Seasonal temperature and rainfall variations subject Suburban's business to material revenue and profitability fluctuations. Since most of Suburban's residential customers use more water in hot, dry weather conditions, the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability.

          Wells and Other Water Sources

          Suburban owns 15 wells and operates one well that is owned by an unrelated entity. The wells pump water from two of the major groundwater basins in the Southern California coastal watershed; the Central Basin and the Main San Gabriel Basin (the "Main Basin"). The Main Basin is the source of approximately 71% of Suburban's total water production. The rights to pump water from these basins have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's right to produce water at levels prescribed each year by the Watermaster Boards that manage the basins. As the water level in the Main Basin increases or decreases, the Watermaster Board adjusts the amount of water that Suburban and other producers may pump from this basin without paying an additional charge. When Suburban produces water from either basin in excess of prescribed levels, an additional payment is required to provide for the replenishment of the water supply; however, even with the additional payments, these basins provide the lowest cost of water for Suburban.

          During the past few years, Suburban has drilled deeper wells that have allowed it to discontinue using older, less efficient wells. These newer wells have successfully replaced the lost production of the older wells. However, in the future, no assurance can be given that Suburban will be able to replace wells having production problems.

          Suburban also purchases water from two mutual water companies. Suburban's ownership of shares in each of these mutual water companies has allowed it to increase its water entitlement and maintain a lower cost of water. In addition, Suburban leases basin pumping rights from other parties, which also helps reduce its cost of water.

          Supplementing this water supply are water purchases at a higher cost from external sources. Suburban has the ability to purchase primarily surface water from the Metropolitan Water District of Southern California ("MWD"). A significant source of MWD water is the Colorado River. Suburban also has interconnections with other water purveyors that can be used as supplemental and emergency sources of supply. Current water levels of the two major groundwater basins are sufficient to eliminate any drought concerns; however, there is no assurance that the current allowable pumping levels will continue in the future.

          Water Quality Regulation

          Suburban's water supply is subject to regulation by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act as reenacted in 1996, (the "US Act") and by the Office of Drinking Water of the California Department of Health Services (the "DOHS") acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The US Act provides for establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. The EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies. The Cal Act and the mandate of the DOHS are similar to the US Act and the mandate of the EPA. In many instances MCLs and other requirements of the DOHS are more restrictive than those of the EPA.

          Both the EPA and the DOHS have promulgated regulations and other pronouncements that require periodic testing and sampling of water. These regulations specify permissible levels of radio nuclides (including radon), and rules governing lead and copper levels. The regulations mandate corrosion control studies and sampling, as well as specifying permissible levels of volatile organic compounds ("VOCs"), herbicides, pesticides and inorganic substances.

          Suburban's water quality personnel regularly monitor and sample the quality of water being distributed. Samples of water from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of those pollutants and contaminants for which MCLs have been promulgated. In addition, independent engineers retained by the Boards of the Central Basin and the Main Basin conduct sampling and testing for certain pollutants such as VOCs. The results of the sampling and testing are made available to all producers, with the cost of such sampling and testing covered by Board assessments to the producers. Testing, sampling and inspections by Suburban are conducted at the intervals, locations and frequencies required by EPA and DOHS regulations. Chlorination is currently performed only to provide a chlorine residual required by the DOHS as a safeguard against bacteriological contamination.

          As discussed in the Company's Form 10-Q Report for the quarter ending September 30, 1997, Suburban was advised by the San Gabriel Basin Water Quality Authority that the DOHS was monitoring groundwater sources for the contaminant "perchlorate", which had been detected in the Main Basin. In June 1997, the contaminant was detected in a well that is operated but not owned by Surburban. Suburban continues to blend water produced from this well with other water sources, bringing the concentration within the DOHS standards. The potential impact of this contaminant on the results of operations for Suburban is not fully known at this time; however, costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements. Suburban believes that these costs will be recoverable from ratepayers in future rate increases; however, there is no assurance that recovery of these costs will be allowed.

           Water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations promulgated under such legislation. Suburban anticipates no significant capital expenditures to comply with current requirements. There can be no assurance, however, that water supplied by Suburban will meet future EPA or DOHS requirements or that such requirements will not require capital expenditures by Suburban.

          Main San Gabriel Basin Contamination

          In 1979, VOCs were discovered in the Main Basin. While most of the VOC contamination was found in areas not within Suburban's service areas, subsequent underground water sampling resulted in the discovery of four large areas of groundwater VOC contamination. One of the areas includes Suburban's Bartolo Well Field, which contains four of Suburban's producing wells and from which Suburban produces approximately 33% of its total water production. Currently, the water produced from Suburban's wells does not contain VOCs in excess of established MCLs.

          The EPA has conducted numerous studies of underground water in the Main Basin (including the Bartolo Well Field). In 1984, the EPA named the Main Basin as a Super-fund site and named as potentially responsible parties ("PRPs") several large industrial companies that allegedly caused the contamination. Suburban's facilities were not named as sources of VOCs or other contamination in any portion of the Main Basin (i.e., Suburban's operations do not discharge VOCs into the ground or groundwater). However, some government officials have suggested that the Main Basin water producers may have clean-up liability with respect to contaminants in the Main Basin under applicable environmental statutes on various theories by virtue of their pumping operations. It is expected that the EPA will continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any other governmental agency has identified Suburban or other water producers as PRPs. However; the Company currently is involved in litigation concerning the quality of the Main Basin groundwater as described in Item 3, Legal Proceedings.

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

          There can be no assurance that, in the future, governmental authorities will not seek to recover clean-up costs from Suburban or that source polluters will not seek contributions from water producers for clean-up costs which they may be required to pay. If Suburban were required to pay any such clean-up costs, Suburban would seek to recover such costs, and costs incurred in removing contaminants from water produced, through increased rates to its customers, a practice which has been permitted by the CPUC in the past. Moreover, there are over 100 water producers in the Main Basin, and the Company believes that Suburban's share of any clean-up costs assessed against the producers would only be a small fraction of the total. Due to the potential recovery of the clean-up costs through higher rates, such costs are not expected to have a material impact on Suburban's financial condition or results of operation.

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

          Under current CPUC practices, water rates may be increased by two methods; general rate increases and offsets for certain expense increases. General rate increases typically are for three years and include "step" increases in rates for the second and third years. General rate increases are authorized after formal proceedings with the CPUC in which the overall rate structure, expenses and rate base are examined by CPUC staff and public hearings are held. General rate proceedings require approximately 12 months from the filing of an application to the authorization of new rates by the CPUC. Rates are based on estimated expenses and capital costs for a forecasted two-year period and are established for each of the two years based on these estimates, as approved by the CPUC. Rates for the third year of the three-year rate period are set by assuming that costs and expenses will increase in the same proportion over the second year as the increase projected for the second year over the first. The step rate increases for the second and third years are allowed to compensate for projected expense increases, but are subject to later demonstration that earnings levels do not exceed the rate of return authorized at the general rate proceeding. In 1995, Suburban filed a general rate increase application with the CPUC and negotiated with the CPUC staff a 4.25% ($1,100,000) rate increase, which became effective April 24, 1996. On December 3, 1996, the CPUC approved Suburban's filing for a 2.62% ($705,000) step increase, which became effective January 1, 1997. On December 30, 1997, the CPUC approved Suburban's filing for another 2.62% ($740,000) step increase for inflation, which became effective on January 1, 1998.

          Rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water are accomplished through an abbreviated "offset" proceeding that requires approximately two months from the time of filing a request for rate increases to the authorization of new rates. Suburban has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, any inability to increase rates in the event of increases for certain expenses would adversely affect Suburban's results of operations. On occasion, Suburban has filed for a rate decrease when actual water production costs incurred were less than CPUC-adopted water production costs. As permitted by the CPUC, Suburban records the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. Suburban believes that these amounts will be recovered from or returned to the ratepayers through future CPUC-authorized rate adjustments.

          Future Development

          In recent years, Suburban's growth has been limited to extensions into new subdivisions along the periphery of its service areas. Because there is little area available for new business or industrial construction and because of low levels of residential growth, significant increases in the number of customers in its current service territory are not expected in the future.

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

          Water utilities require substantial amounts of capital for the construction, extension and replacement of water distribution facilities. This capital is generated from Suburban's operations; from periodic debt financing by Suburban; from lines of credit of the Company; from contributions in aid of construction received from developers, governmental agencies, municipalities or individuals; and from advances received from developers that are repaid under rules of the CPUC. During 1997, 1996 and 1995, capital expenditures approximated $5,853,000, $6,124,000 and $4,095,000, respectively.

          NEW MEXICO UTILITIES, INC.

          Product and Business

          In 1969, Suburban purchased NMUI. On June 1, 1987, the New Mexico Public Utility Commission ("NMPUC") authorized Suburban to transfer by stock dividend all of the stock of NMUI to Southwest Water Company, causing NMUI to become a wholly owned subsidiary of the Company. NMUI is a regulated public water utility that provides water supply and sewage collection services for residential, commercial, irrigation, and fire protection customers under jurisdiction of the NMPUC. NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico. NMUI's service area contains a population of about 20,000 persons and covers approximately 34 square miles, of which an estimated 11% has been developed.

          Since 1969, NMUI has grown from approximately 800 customers to almost 6,000 customers. Most of this growth has come from extension of water services and sewage collection services into new residential subdivisions and from the development of commercial property. Continuing economic development in NMUI's service area is expected to increase the number of customers in the near future.

          At December 31, 1997, NMUI provided water service to 5,604 customers including 5,039 residential customers, 497 commercial and industrial customers, one golf course with five service connections, and 63 other customers. NMUI also provided sewer collection service to 5,205 customers including 4,908 residential customers and 297 commercial and industrial customers. During 1997, NMUI's operating revenues were 46% from sales to residential customers and 54% from sales to commercial and industrial customers.

          Seasonal temperature and rainfall variations subject NMUI's business to material fluctuations. Since most of NMUI's residential customers use more water in hot, dry weather conditions, the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability. The sewer operation revenues remain relatively constant throughout the year.

          Wells and Other Water Sources

          NMUI believes that it has adequate water capacity to serve its current customer base as well as new customers in the foreseeable future. NMUI owns four wells and three reservoirs. If customer growth continues in NMUI's service area as projected, NMUI may have to increase its water supply capability through additional well construction. To ensure the availability of an emergency supply of water, NMUI has one interconnection with another water purveyor.

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

          Water supplied by NMUI meets all current requirements of the EPA and the EID, and NMUI anticipates no significant capital expenditures to comply with current requirements. To date, NMUI has experienced no material effect upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. There can be no assurance, however, that water supplied by NMUI will meet future EPA or EID requirements, or that such requirements will not require capital expenditures by NMUI.

          Competition, Regulation and Future Development

          NMUI operates under a Certificate of Public Convenience and Necessity granted by the NMPUC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business.

          Requests for rate increases are submitted to the NMPUC with the test year typically being the previous years' actual results. NMUI has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, any inability to increase rates in the event of increased cost of certain expenses would adversely affect NMUI's results of operations.

          Under New Mexico law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. The laws of the State of New Mexico also provide that no public agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility.

          The City of Albuquerque (the "City") has annexed a significant portion of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Currently, 52% of NMUI's customers are located within the city limits. As discussed in the Company's Form 10-Q Report for the period ending September 30, 1997, the City approached the Company during the first quarter of 1997 concerning a potential sale of NMUI to the City. During the second quarter of 1997, the City and NMUI hired independent third parties to perform separate appraisals of NMUI. Three separate appraisals were completed with values ranging from $22,000,000 to $39,000,000.

          On November 4, 1997, the City initiated legal action in New Mexico State Court to acquire the operations of NMUI by eminent domain. The City offered approximately $16,000,000 and agreed to the assumption of $6,000,000 of NMUI's First Mortgage Bonds. Based on the results of recent City elections and public statements made by City officials, the Company believes there is significant doubt as to whether the City will proceed with the eminent domain action against NMUI. The City's prior resolution to acquire NMUI was immediately set aside pending further examination by the City. If the City were to proceed with the condemnation, the Company believes that the fair market value of NMUI is substantially in excess of the amount offered by the City. If fair market value were to be determined by a court trial, the

Company would not anticipate rapid resolution of the matter. The Company would strongly object to any attempt for immediate possession by the City.

          NMUI's operations are capital intensive. This capital is generated from NMUI's operations; from periodic debt financing by NMUI; from lines of credit of NMUI and the Company; from contributions in aid of construction received from developers; and from advances received from developers which are repaid under rules of the NMPUC. During 1997, 1996 and 1995, capital expenditures approximated $8,916,000, $8,169,000 and $7,275,000, respectively.

          B.  CONTRACT OPERATIONS

          ECO RESOURCES, INC.

          Product, Business and Regulation

          In 1985, the Company purchased all of the outstanding common shares of ECO, thereby diversifying into the management and operation of water and wastewater systems owned by others. In addition to managing and operating water and wastewater systems, ECO also performs associated specialized services, such as utility facility equipment maintenance and repair, sewer pipeline cleaning, billing and collection, and state-certified laboratory analysis. While ECO does not own any of the sources of water or wastewater treatment facilities, ECO assumes the responsibility for ensuring that the water delivered to customers and wastewater treated and returned to the environment meet applicable federal, state and local standards. ECO's contracts indemnify the municipal utility districts, private or city owned, of the water and wastewater facilities from certain liabilities that may arise from ECO's operations; however, all contracts contain specific language limiting ECO's liability to situations under its control as the facility operators. To date, the cost of any indemnification has not had a material impact on ECO's cost of operations.

          ECO has two distinct types of contractual relationships: municipal utility district contracts and operations and maintenance contracts with cities and municipalities.

          Municipal Utility District (MUDs) Contracts

          ECO has 138 contracts with MUDs in the suburbs of Houston and Austin, Texas. A MUD is a utility district created under the rules of the Texas Natural Resource Conservation Commission with an objective of providing water, wastewater and drainage services to areas where such municipal services are not available. ECO negotiates separate operating contracts with each MUD's Board of Directors.

          Many MUD contracts are short-term contracts and are cancelable on 30 or 60-day notice by either party. In a typical MUD contract, a monthly base fee is charged for a certain level of maintenance and operations services; billing, collection and customer services; and environmental monitoring and reporting. Additional services and specified services typically generate revenues usually determined on a time and material basis.

          As the large Texas cities expand their boundaries, they periodically condemn MUD-owned facilities and annex them to city-owned facilities. In 1997, two MUD contracts were canceled due to annexation, one MUD contract was canceled for competitive reasons, and 11 new MUD contracts were added. In addition, eight MUD contracts were consolidated into one operation and maintenance contract.

          Operations and Maintenance (O&M) Contracts

          ECO has 18 O&M contracts with cities, municipalities, and private entities located in Texas, Mississippi, New Mexico and California. Typical O&M contracts tend to average three to five years in duration and are generally cancelable during that period only upon a specific breach of the contract by either party. Typical O&M contracts provide for a specified level of services, such as facility operation and maintenance, meter reading and billing or management of the entire utility. Most contracts provide for a fixed fee the specified service level with contractual limitations on ECO's liability in the event of a major system failure or catastrophe. For additional billings, ECO provides services beyond the scope of the contract or provides services after a dangerous system failure or catastrophe.

          Competition and Future Development

          ECO operates in an industry undergoing significant and rapid changes. Competition is based on both lowest cost and technical expertise. ECO's competition in the O&M portion of its business includes four significantly larger companies that provide O&M services on a national and international basis, as well as several regional competitors, both smaller and larger than ECO. In the MUD portion of the business, competitors include one large national company and at least five smaller, local companies.

          In the United States, the majority of water and wastewater utility operations are performed by municipal employees. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is of benefit to the city. Typical sales efforts have an 18 to 36-month lead-time with no assurance that the city will select outsourcing or select ECO at the end of the sales effort. While industry renewal rates tend to be high, there have been instances of cities changing operators at the end of a contract and instances of cities ending outsourcing at the end of a contract. During 1998, O&M contracts with annual revenues of approximately $5,000,000 will be expiring. If ECO were not able to renew these contracts, revenues and profitability could be adversely affected.

          ECO intends to expand its current business base in Texas, Mississippi, New Mexico and California. In 1997, ECO restructured its executive team, appointing five regional vice presidents, each vested with the authority and accountability for strategy and decisions relative to staffing, operations, contract sales and financial performance. Management believes this revised structure will enable ECO to achieve its profitability and expansion goals.

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

          SUBURBAN WATER SYSTEMS

          Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban also holds and operates a water treatment facility, which was placed in service during 1997. Suburban has rights-of-way and easements in its service area necessary to provide water services. At December 31, 1997, Suburban owned 703 miles of transmission and distribution mains and 27 storage reservoirs with a total capacity of 56 million gallons. Suburban also owns 15 wells and operates one other well with a total pumping capacity of approximately 35,000 gallons per minute. These facilities vary as to age and quality, but each is believed by Suburban to be in good condition and adequate for current operations. Suburban has a master plan that provides for periodic evaluation of the adequacy of system operations. In accordance with this master plan, Suburban will continue its capital expenditure program and construct and replace reservoirs, wells and transmission and distribution lines in future years, as needed and approved by the CPUC. Employees of Suburban perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repair is performed by Suburban and constitutes a significant portion of its expenses (approximately $1,904,000 in 1997).

          Virtually all property of Suburban other than 11.4 acres of vacant land in La Puente, California is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the "Suburban Indenture"), as amended February 7, 1990, January 24, 1992 and October 9, 1996, securing Suburban's First Mortgage Bonds. The Suburban Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that Suburban may pay to the Company. The vacant land in La Puente, California is not necessary for utility operations and is currently in a sale escrow.

          NEW MEXICO UTILITIES, INC.

          NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. NMUI has rights-of-way and easements in its service area necessary to provide water and sewer services. At December 31, 1997, NMUI owned 126 miles of transmission and distribution mains and three storage reservoirs with a total capacity of eight million gallons. The four wells operated by NMUI have a total pumping capacity of 7,425 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and 95 miles of interceptor and collector lines. Wastewater is treated at a facility owned by the City of Albuquerque. These facilities vary as to age, and each is believed by NMUI to be adequate for current and foreseeable operations. Employees of NMUI or outside contractors perform normal maintenance and construction work on these facilities. Maintenance and repair expenses of approximately $178,000 were incurred in 1997.

          Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage and Deed of Trust (the "NMUI Indenture") dated February 14, 1992, as amended May 15, 1992 and October 21, 1996, securing NMUI's First Mortgage Bonds. The NMUI Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property, and includes various covenants and other restrictions, including limitations on the amount of cash dividends that NMUI may pay to the Company.

          B.  CONTRACT OPERATIONS

          ECO RESOURCES, INC.

          ECO owns 4.3 acres and a 17,000 square-foot building that house fleet and maintenance operations in the Houston, Texas area, and 10 acres and a 10,000 square-foot building in Austin, Texas that house office, fleet and maintenance operations. In addition, ECO owns or leases 327 vehicles and other equipment used in daily operations. ECO leases approximately 34,000 square feet of office, warehouse and lab space in nine facilities in the Houston, Texas area; the Rio Grande Valley, Texas area; Mississippi; New Mexico; and California.

ITEM 3.  LEGAL PROCEEDINGS

          As described previously in the Company's Form 10-Q Report for the quarter ended September 30, 1997, on October 30, 1997, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al. vs. Suburban Water Systems, et al. action. Information concerning these proceedings was included in the Company's Form 10-Q Report for the quarter ended June 30, 1997. The only changes from the original complaint filed in July 1997, but not served, were the addition of approximately 250 additional plaintiffs (claiming on behalf of themselves and for the alleged wrongful deaths of family members) and the addition of two additional water purveyors in the San Gabriel Valley (the "Valley") as defendants in the action. The plaintiffs contend, in essence, that they or deceased family members are or were long-time residents of the Valley and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances and, in some cases, wrongful deaths.

          Suburban annually takes over 4,000 water samples from reservoirs, wells and residences, which are then tested by independent, state-certified laboratories. Water tested by these laboratories has continued to comply with all state and Federal drinking water standards. Southwest Water Company is a holding company and not a water purveyor. The Company and Suburban will vigorously defend against all claims made by the plaintiffs and believe they are not liable for any damages to the plaintiffs. In addition, the Company and Suburban have requested that their liability carriers provide defense and indemnity with respect to this action. In February 1998, a primary liability insurance carrier for the Company and Suburban agreed to contribute to the costs of defense of this action, subject to a reservation of rights and defenses. Based on information available at this time, management does not expect that this matter will have a material effect on the Company's financial position or results of operations.

          In February 1998, the Company and Suburban were served with a summons and complaint in a second action entitled Christine Boswell et al vs. Suburban Water Systems etc., et al, No. KC027318 in the Los Angeles County Superior Court. In this action, the 14 plaintiffs contend that they or deceased family members are or were long-time residents of the San Gabriel Valley. The plaintiffs contend that there is a long history of chemical contamination of the groundwater in the San Gabriel Valley, that the Company and Suburban were aware of such contamination, that the Company and Suburban knowingly provided contaminated water to the plaintiffs and others and that the Company and Suburban intentionally withheld from plaintiffs the alleged knowledge that water supplied to them was contaminated. The plaintiffs allege, on the basis of these factual allegations, 12 causes of action including negligence, negligence per se, trespass, nuisance, wrongful death, strict liability, absolute liability and fraudulent concealment. The plaintiffs seek damages according to proof for alleged physical injury, damage to property, loss of earnings, loss of consortium, burial and other wrongful death losses and punitive damages.

          The Company and Suburban believe that their defense to this action will be similar to the defense of the first action and believe that they are not liable for any damages to the plaintiffs. The Company and Suburban intend to vigorously defend this action and have requested that their liability insurance carriers defend and indemnify the Company and Suburban. Based upon information available at this time, management does not expect that this action will have a material effect on the Company's financial position or results of operations.

          In accordance with a resolution of the CPUC, Suburban has applied for CPUC authority to establish and maintain a memorandum or tracking account to accumulate all costs and fees incurred by Suburban in defense of the Santamaria, Boswell and any similar actions which may be filed, costs and fees incurred in legal actions against industrial PRPs and costs and fees incurred in seeking recovery against Suburban's insurance carriers of costs and fees incurred with respect to the underlying actions and those against PRPs. Under the CPUC resolution, Suburban may, at some point in the future, seek CPUC authority to recover these costs and fees from Suburban's customers. Suburban has received CPUC approval for a memorandum account with respect to the Santamaria action (including claims against PRPs and insurance carriers with respect thereto), and expects to receive such approval for its costs and fees associated with the Boswell action and any similar claims hereafter arising. The Company and Suburban are unable to estimate or predict whether the CPUC will ultimately allow Suburban to recover these accumulated costs and fees from Suburban's customers or, if such recovery is allowed, how much of such costs and fees will be recoverable.

          In response to the Santamaria and Boswell actions, and similar actions against other water purveyors in California, the CPUC in March 1998 issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. The OII notes the constitutional and statutory jurisdiction of the CPUC and the DOHS to establish water quality standards for water delivered to utility customers, to enforce adherence to such standards and, in the case of the CPUC, to establish rates which permit water utilities to furnish safe water which meets the established quality standards at prices which are affordable to consumers while permitting the water utilities to realize a reasonable profit. The OII provides for compliance reports to be submitted by all Class A and B water utilities by July 15, 1998, for a report by the Water Division of the CPUC (based upon these filings) to be submitted by November 16, 1998 and for a final determination by the CPUC by May 16, 1999 on a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with such standards, appropriate remedies for failure to comply with safe drinking water standards and whether stricter or additional safe drinking water standards are required. The OII leaves open the possibility of evidentiary hearings and further action by the CPUC. At this time, the Company and Suburban are unable to predict what actions, if any, will be taken by the CPUC and/or the DOHS as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

          The recent OII and the investigation initiated thereby do not, at this time, directly impact the Santamaria or Boswell actions. The CPUC did, however, in the OII set out at considerable length the jurisdiction of the CPUC and the DOHS on water quality and water safety issues and noted the "potentially enormous" implications to the water utilities, their customers and the jurisdiction of the CPUC if the plaintiffs in the several pending lawsuits prevail. One commissioner, in his published remarks concerning the OII, expressly noted that these lawsuits "directly affect" the ability of the CPUC to perform its statutory obligations and noted both potential water supply problems if the plaintiffs in these actions prevail and the cost to all water utility customers from mere prosecution of these actions. At this time, the CPUC has not intervened in these actions nor asserted dispute resolution authority with respect to them. It is uncertain whether the CPUC and/or the DOHS will attempt such intervention or assert such jurisdiction or, the likely results of such action.

          Suburban, the Company, and several unrelated parties were served with a complaint in September 1995, wherein the plaintiff claimed that while working in the 1950's and 1960's for an independent contractor hired by Suburban, he was exposed to asbestos fibers and contracted mesothelioma. Suburban and the Company denied all allegations in their response to the complaint. The plaintiff died in 1995 and in 1996 the plaintiff's widow and children filed a wrongful death action against Suburban and the Company. This complaint alleges the same facts as the first complaint, plus the wrongful death of the original plaintiff. The two actions have been consolidated. Information concerning this action, the other defendants therein and the efforts of the Company and Suburban to cause their insurers to defend the action is set forth in the Company's Form 10-Q Report for the quarter ended March 31, 1997. To date, there has been no specific claim for damages by the plaintiffs and discovery is moving slowly. Suburban and the Company maintain that they have no responsibility for the death of the original plaintiff and intend to contest these claims vigorously.

          As discussed on pages six and seven, the City of Albuquerque (the "City") on November 4, 1997 initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in the City's complaint and that there is significant doubt whether the City will proceed with the action. Under New Mexico state law, there are procedures which would allow the City to take possession prior to a resolution of the fair market value issue; however, the Company believes that it has adequate defenses should the City choose to pursue these procedures. If the City pursues a final determination of fair market value and possession of NMUI through a court trial, the Company does not anticipate resolution of these matters in the near future.

          The Company and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial condition, results of operations or cash flow.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors elects the executive officers of the Company each year at its first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of the Company, nor are there any agreements or understandings between any such officer and another person pursuant to which he or she was elected an officer. There are no legal proceedings of the types required to be disclosed pursuant to the instructions to this item involving any executive officer. The executive officers of the Company and its subsidiaries are as follows:

                                   POSITIONS AND OFFICES CURRENTLY HELD AND
       NAME                  AGE   BUSINESS EXPERIENCE                                  DATE ELECTED
       ----                  ---   -------------------                                  ------------
Anton C. Garnier              57   Chief Executive Officer and President of the
                                     Company                                            November 1968
                                   Chairman of the Board                                August 1996

Peter J. Moerbeek             50   Vice President Finance and Chief Financial Officer   August 1995
                                   Chief Operating Officer of ECO                       January 1997
                                   Director of Suburban and ECO                         October 1995
                                   Secretary of the Company, Suburban and ECO           October 1995
                                   Previously Executive Vice President Finance
                                     and Operations of Pico Products, Inc. and
                                     Pico Macom, Inc.  (1989 - 1995)

Michael O. Quinn              51   President of Suburban                                May 1996
                                   Director of Suburban                                 May 1993
                                   Chief Operating Officer of Suburban                  April 1992
                                   Previously President of ECO
                                     (October 1985 - April 1992)

Robert L. Swartwout           56   President and General Manager of NMUI                March 1992
                                   Director of NMUI                                     May 1993
                                   Previously Consulting Associate, Robert
                                     Witter & Associates, Inc.  (1985 - 1992)

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The information with respect to the market for, and number of holders of, the Company's common shares as well as quarterly market and dividend information is set forth under the caption "Market and Dividend Information" in the Company's 1997 Annual Report to Stockholders and is hereby incorporated by reference. The number of holders of the Company's common shares was computed based on a count of record holders as of December 31, 1997.

          There were no equity securities of the Company sold by the Company during 1997 which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

          The information included under the caption "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference.

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

          At December 31, 1997, the Company had cash and cash equivalent balances totaling $1,237,000 and unused lines of credit of $8,869,000, with a total line of credit capacity of $16,000,000. The Company has three lines of credit from three commercial banks, all of which expire in 1999. The Company expects to renew its lines of credit in the normal course of business. During 1997, the Company's net borrowing of $1,942,000 was primarily to fund construction expenditures at its utility operations.

          The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $31,050,000. However, the amount of additional borrowing available to the Company under its current short-term lines of credit is limited by financial covenants and available lines of credit that restricted additional borrowing at December 31, 1997 to the unused credit line amount.

          The Company's additions to property, plant and equipment totaled $15,202,000 during 1997, which approximates the additions in 1996. The additions were primarily utility plant additions. Developers made cash contributions in aid of construction ("CIAC") and advances totaling $1,948,000. In addition, $5,818,000 was received from developers through non-cash CIAC, such as plant and equipment. Capital expenditures at NMUI are expected to decrease approximately $2,000,000 in 1998 due to the completion of major projects in 1997. The Company anticipates short-term borrowing of approximately $3,000,000 in 1998 to meet construction requirements not funded by operations or CIAC.

          The Company anticipates that its available short-term borrowing capacity and its cash flow generated from operations will be sufficient to fund its activities during 1998. If additional cash were needed, the Company would consider alternative sources including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI. If the Company were unable to renew its existing lines of credit or obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company were to need additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

REGULATORY AFFAIRS AND INFLATION:

          Regulation:

          The CPUC and the NMPUC regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. The Company anticipates that future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

          Tax Legislation:

          In 1996, the California legislature enacted Senate Bill 1099, which became effective January 1, 1997. This legislation provides that a water utility that sells excess property and reinvests the sale proceeds in the utility's plant within an eight-year period does not need to allocate any portion of any gain on sale to the ratepayers. From 1990 through 1995, Suburban recorded pretax gains on land sales of four parcels of excess real property totaling $1,690,000. Since the proceeds of the four land sales were reinvested in utility plant, the gains should not be subject to allocation to the ratepayers.

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

          In 1996, the residents of the State of New Mexico passed a constitutional amendment to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). Presently, the NMPUC consists of three appointed officials and the NMCC consists of three elected officials. Under newly enacted legislation, the NMPRC will consist of five elected officials who will be elected in November 1998, and take office on January 1, 1999. A legislative committee is currently reviewing proposed changes to the Public Utilities Act (the "PUA"). The Company cannot predict if or when changes to the PUA will ultimately occur; or if changes are enacted, the impact on NMUI's financial position or result of operations.

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

YEAR 2000 COMPUTER COMPLIANCE:

          The Company has completed a review of all computer systems and related software currently in use to determine whether they are year 2000 compliant. Most of the Company's computer systems and related software in use are already year 2000 compliant, and compliance of remaining computer systems and related software is expected to be completed in the coming months. Costs to be incurred in order for the Company to be year 2000 compliant are not expected to have a material effect on the Company's financial position or results of operations.

NEW ACCOUNTING STANDARDS:

          In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS:

          Certain statements in this Form 10-K are forward looking and as such, involve risk and uncertainty. Uncertainties arise from weather, environmental issues, legal contingencies and other matters which management cannot predict. Information and footnote disclosures included in the Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Company's description of its business and management's discussion and analysis of financial condition. Actual results may vary from those projected or implied.

RESULTS OF OPERATIONS:

          YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

          Diluted earnings per common share (adjusted for stock dividends of 5% on January 2, 1998 and 20% on January 2, 1997) increased 33% from $.57 in 1996 to $.76 in 1997.

          Operating income increased $1,481,000 or 26%, and, as a percentage of operating revenues, increased from 9% in 1996 to 10% in 1997. Operating income at the utilities increased $1,314,000, due primarily to increased water sales at Suburban and the positive effects of a water rate increase. ECO's operating results improved $714,000, due to increased revenue from new contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses increased $547,000, primarily due to increases in insurance expenses, legal reserves and payroll-related costs.

          Operating revenues

          Operating revenues increased $4,860,000 or 7%. Water utility revenues increased $2,248,000, primarily due to warmer weather in Southern California resulting in a 4.6% increase in water consumption by Suburban's customers. Suburban also benefited from a water rate increase. ECO's revenues increased $2,612,000, primarily as a result of revenues from new contracts and additional work performed outside the scope of existing contracts.

          Direct operating expenses

          Direct operating expenses increased $2,337,000 or 5%. As a percentage of operating revenues, these expenses decreased from 76% in 1996 to 74% in 1997. Water utility direct operating expenses increased $558,000, primarily reflecting the increase in water consumption by Suburban's customers. ECO's direct operating expenses increased $1,779,000, resulting primarily from higher expenses associated with new contracts and increased billable work.

          Selling, general and administrative

          Selling, general and administrative expenses increased $1,042,000 or 10%. As a percentage of operating revenues, these expenses increased from 15% in 1996 to 16% in 1997. General and administrative expenses at the utilities increased $376,000, primarily due to increased legal reserves, insurance, payroll-related benefits, and outside services. ECO's selling, general and administrative expenses increased $119,000, due to insurance, legal, payroll-related benefits, consulting expenses and increased sales and marketing. As discussed above, general and administrative expenses of the parent company increased $547,000.

          Other income and expense

          Interest expense increased $376,000, primarily due to increased line of credit balances.

          YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

          Diluted earnings per common share (adjusted for stock dividends of 5% on January 2, 1998 and 20% on January 2, 1997) increased 30% from $.44 in 1995 to $.57 in 1996.

          Operating income increased $1,302,000 or 29%, and, as a percentage of operating revenues, increased from 8% in 1995 to 9% in 1996. Operating income at the utilities increased $893,000, due primarily to increased water consumption and the effects of a rate increase implemented at Suburban in the second quarter of 1996. NMUI's customer base growth also contributed to the increase. ECO's operating results improved by $702,000 compared to 1995, due primarily to new contracts, additional work outside the scope of contracts and cost containment. Parent company expenses increased

$293,000, primarily due to additional corporate reserves, which were partially offset by a reduction in outside consulting fees.

          Operating revenues

          Operating revenues increased $9,338,000 or 16%. Water utility revenues increased $2,683,000, due to warmer weather resulting in a 7% increase in water consumption by customers at Suburban and NMUI. Suburban also benefited from a water rate increase, and NMUI benefited from a sewer rate increase. In addition, NMUI's increase in numbers of water and sewer customers in 1996 also contributed to the increase. ECO's revenues increased $6,655,000, primarily as a result of new contracts and additional revenues from work outside the scope of contracts.

          Direct operating expenses

          Direct operating expenses increased $6,986,000 or 16%. As a percentage of operating revenues, these expenses were 76% in 1996 and 1995. Water utility direct operating expenses increased $1,401,000, primarily reflecting the increase in water costs experienced to meet increased consumption by Suburban and NMUI customers. ECO's direct operating expenses increased $5,585,000, reflecting the corresponding increase in operating revenue.

          Selling, general and administrative

          Selling, general and administrative expenses increased $1,050,000 or 12%. As a percentage of operating revenues, these expenses decreased from 16% in 1995 to 15% in 1996. General and administrative expenses at the utilities increased $389,000 primarily due to increased legal reserves in 1996 and due to the impact of an ad valorem tax assessment recovery in 1995. ECO's selling, general and administrative expenses increased $368,000, due to insurance, legal and consulting expenses and from expanded sales and marketing activity. As discussed above, general and administrative expenses of the parent company increased $293,000.

          Other income and expense

          Interest expense increased $541,000, primarily due to higher line of credit balances. Other income increased $237,000 primarily due to consulting fees received as a result of the investment in Windermere.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

          CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report....................................................................    19

          Consolidated Statements of Income - Three Years Ended December 31, 1997.........................    20

          Consolidated Balance Sheets - December 31, 1997 and 1996........................................    21

          Consolidated Statements of Changes in Common Stockholders' Equity -
             Three Years Ended December 31, 1997..........................................................    22

          Consolidated Statements of Cash Flows - Three Years Ended December 31, 1997.....................    23

          Notes to Consolidated Financial Statements...................................................... 24-34

          Schedule II - Valuation and Qualifying Accounts - Three Years Ended December 31, 1997...........    37

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Southwest Water Company

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK LLP



Los Angeles, California
January 26, 1998

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                               For the Years Ended December 31,
===============================================================================
                                              1997          1996        1995
===============================================================================
                                        (in thousands except per share amounts)
Operating Revenues (Note 12)                $71,005       $66,145     $56,807
Operating Expenses:
Direct operating expenses (Note 12)          52,694        50,357      43,371
Selling, general and administrative          11,096        10,054       9,004
-------------------------------------------------------------------------------
                                             63,790        60,411      52,375
Operating Income                              7,215         5,734       4,432
Other Income (Expense):
Interest expense                             (3,225)       (2,849)     (2,308)
Interest income                                  94           100          76
Gain on sale of land                              0             0          84
Other                                           367           313          76
-------------------------------------------------------------------------------
                                             (2,764)       (2,436)     (2,072)
Income Before Income Taxes                    4,451         3,298       2,360
Provision for income taxes (Note 7)           1,850         1,375         921
-------------------------------------------------------------------------------
Net income                                    2,601         1,923       1,439
Dividends on Preferred Shares (Note 9)           27            27          27
-------------------------------------------------------------------------------
Net Income Available for Common Shares      $ 2,574       $ 1,896     $ 1,412
===============================================================================

Earnings per Common Share (Notes 8 and 9):

  Basic                                     $  0.78       $  0.58     $  0.44
  Diluted                                   $  0.76       $  0.57     $  0.44
===============================================================================

Cash Dividends per Common Share (Note 9)    $  0.35       $  0.32     $  0.30
===============================================================================

Weighted Average Outstanding Common Shares
  (Notes 8 and 9):
  Basic                                       3,303         3,269       3,230
  Diluted                                     3,374         3,322       3,230
===============================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                              December 31,
-------------------------------------------------------------------------------
ASSETS                                                    1997         1996
-------------------------------------------------------------------------------
                                                             (in thousands)
Current Assets:
Cash and cash equivalents                                 $  1,237   $    790
Customers' accounts receivable, less allowance for
  doubtful accounts; 1997, $711; 1996, $512                  7,286      8,216
Other current assets                                         2,976      2,086
-------------------------------------------------------------------------------
                                                            11,499     11,092

Property, Plant and Equipment:
Utility property, plant and equipment - at cost (Note 3)   133,936    119,731
Contract operations property, plant and equipment - at
  cost                                                       4,854      6,448
-------------------------------------------------------------------------------
                                                           138,790    126,179
Less accumulated depreciation and amortization              36,654     34,765
-------------------------------------------------------------------------------
                                                           102,136     91,414

Other Assets (Note 2)                                        9,465      8,910
-------------------------------------------------------------------------------
                                                          $123,100   $111,416
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Current portion of long-term debt and bank notes
  payable (Notes 4 and 6)                                 $  8,031   $  6,089
Accounts payable                                             1,214      1,513
Other current liabilities (Note 5)                           8,912      7,569
-------------------------------------------------------------------------------
                                                            18,157     15,171

Other Liabilities and Deferred Credits:

Long-term debt (Note 6)                                     29,800     30,700
Advances for construction                                    7,931      7,719
Contributions in aid of construction                        27,822     21,556
Deferred income taxes (Note 7)                               4,130      3,398
Other liabilities and deferred credits                       2,833      2,472
-------------------------------------------------------------------------------

Total Liabilities and Deferred Credits                      90,673     81,016
Commitments and Contingencies (Note 13)
Stockholders' Equity (Notes 8, 9 and 10):

Cumulative preferred stock                                     517        517
Common Stock                                                    33         31
Paid-in capital                                             29,469     26,159
Retained Earnings                                            2,420      3,728
Unamortized value of restricted stock issued                   (12)       (35)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                  32,427     30,400
-------------------------------------------------------------------------------
                                                          $123,100   $111,416
===============================================================================

See accompanying notes to consolidated financial statements

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN
COMMON STOCKHOLDERS' EQUITY


               For the Years Ended December 31, 1995, 1996, 1997
-------------------------------------------------------------------------------------------
                                (in thousands)


                                                 Common Stock
                                            Number of                  Paid-in     Retained
                                             Shares       Amount       Capital     Earnings
                                           ------------------------------------------------
Balance at January 1, 1995                   2,414       $   24        $17,241    $  10,820

Dividend reinvestment and
 employee stock purchase                        27            1            234

Conversion of $30 face amount of
 9-1/2% convertible subordinated                12                          30

5% stock dividend                              123            1          1,210       (1,211)

Net income                                                                            1,439

Cash dividends declared                                                              (1,003)
-------------------------------------------------------------------------------------------
Balance at December 31, 1995                 2,576           26         18,715       10,045

Dividend reinvestment and
 employee stock purchase plans                  25                         287

Stock options exercised                          1                           8

20% stock dividend                             520            5          7,149       (7,154)

Net income                                                                            1,923

Cash dividends                                                                       (1,086)
-------------------------------------------------------------------------------------------
Balance at December 31, 1996                 3,122           31         26,159        3,728

Dividend reinvestment and
 employee stock purchase plans                  29                         383

Stock options exercised                         20                         194

5% stock dividend                              159            2          2,733       (2,735)

Net income                                                                            2,601

Cash dividends declared                                                              (1,174)
-------------------------------------------------------------------------------------------
Balance at December 31, 1997                 3,330       $   33        $29,469    $   2,420
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   1997             1996           1995
---------------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Cash Flows from Operating Activities:
Net income                                                                      $  2,601           $ 1,923       $ 1,439

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                    4,162             3,887         3,701
  Deferred income taxes                                                              732               160           (22)
  Gain on sale of land                                                                 0                 0           (84)
  Changes in assets and liabilities:
       Customer's accounts and receivable                                            930              (431)       (1,764)
       Other current assets                                                         (890)              442          (517)
       Accounts payable                                                             (299)             (756)        1,084
       Other current liabilities                                                   1,343               550           884
       Other, net                                                                   (210)              204          (209)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          8,369             5,979         4,512
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Additions to property, plant and equipment                                      (9,384)          (11,775)       (9,858)
  Investment in Windermere Utility Company (Note 2)                                    0            (3,000)            0
  Proceeds from sale of land                                                           0                 0            94
  Other investments, net                                                            (338)                0             0
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (9,722)          (14,775)       (9,764)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Net borrowings (repayment) of short-term debt                                    1,942            (2,986)        5,725
  Contributions in aid of construction                                             1,501             1,960         1,619
  Advances for construction                                                          447                89             0
  Net proceeds from dividend reinvestment and stock purchase plans                   370               271           231
  Dividends paid                                                                  (1,155)           (1,050)         (999)
  Payments on long-term debt                                                        (900)             (900)         (900)
  Payments on advances for construction                                             (405)             (582)         (468)
  Proceeds from issuance of long-term debt                                             0            12,000             0
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,800             8,802         5,208
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 447                 6           (44)
Cash and cash equivalents at beginning of year                                       790               784           828
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $ 1,237           $   790       $   784
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow information:
Cash paid during the year for:
   Interest                                                                      $ 3,189           $ 2,776       $ 2,351
   Income                                                                        $   805           $ 1,573       $ 1,092
   Non-cash contributions in aid of construction and advances
      for construction conveyed to Company by developers                         $ 5,818           $ 3,437       $ 2,008

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

FINANCIAL INSTRUMENTS: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt approximates fair value. At December 31, 1997, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risk that require disclosure under Statement of Financial Accounting Standards No. 119 ("SFAS"), "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments."

PROPERTY, PLANT AND EQUIPMENT: The cost of additions to utility plant includes labor, material and interest. Interest of $63,000, $141,000 and $122,000 was capitalized in 1997, 1996 and 1995, respectively. The cost of utility plant retired, including net removal costs, is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method. Depreciation expense of 3.2% of average gross depreciable plant was incurred during 1997, 1996 and 1995. Property, plant and equipment used in contract operations are depreciated on the straight-line method over estimated useful lives ranging from five to 30 years.

OTHER ASSETS: Included in other assets are regulatory assets representing amounts that will be recovered from utility customers through rate adjustments authorized by the CPUC and NMPUC. Other assets also include an investment in Windermere Utility Company ("Windermere") as described in Note 2 and land and its associated costs no longer used in utility operations. Additionally, other assets include deferred debt expenses that are being amortized over the lives of the related debt issues.

Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company is required to review for impairment of long-lived assets, including regulatory assets, as well as costs excluded from rate base by regulators. Impairment of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The most significant items are the tax effects of accelerated depreciation, advances for construction and contributions in aid of construction.

When the Company adopted SFAS No. 109, "Accounting for Income Taxes," Suburban and NMUI recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and NMPUC. The regulatory assets and regulatory liabilities will be recovered from or refunded to utility customers through future authorized rate adjustments.

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

NEW ACCOUNTING STANDARDS: In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure in the financial statements and will have no impact on the Company's financial position or results of operations.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 and 1995 consolidated financial statement presentation to conform to the 1997 presentation.

NOTE 2.  INVESTMENTS

In June 1996, the Company purchased a 49% interest in Windermere for an investment of $3,000,000. The agreement permits the majority shareholder to acquire the Company's interest prior to June 1998 at an agreed-upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere for an agreed-upon price. The majority shareholder has expressed an intention to acquire the Company's interest. The Company also has a consulting agreement with Windermere and an additional agreement by which the Company may receive an annual payment based on Windermere's financial performance. The investment is carried at cost and is included in Other Assets in the Company's consolidated balance sheets.

NOTE 3.  UTILITY PROPERTY, PLANT AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                            1997           1996
--------------------------------------------------------------------------------
                                                               (in thousands)
Land and land rights                                     $    598      $    598
Source of supply                                           11,532         9,978
Pumping and purification                                   12,806        10,039
Transmission and distribution                              98,180        86,158
General (including intangibles)                             7,843         7,652
Construction work in progress                               2,977         5,306
--------------------------------------------------------------------------------
                                                         $133,936      $119,731
--------------------------------------------------------------------------------

At December 31, 1997, substantially all of the Company's utility plant was pledged as collateral for the First Mortgage Bonds issued by the Company (Note
6).

Included in the general utility plant amounts in 1997 and 1996 is $698,000 for investments in two not-for-profit mutual water companies. The investments are recorded at cost and entitle the Company to certain water rights. The Company's investment in the common stock of one of these mutual water companies is approximately 32%; however, the Company does not exercise significant operating and financial control over this mutual water company. The Company purchased water from these mutual water companies at a cost of approximately $1,835,000, $1,600,000 and $1,511,000 in 1997, 1996 and 1995, respectively.

NOTE 4.  LINES OF CREDIT

At December 31, 1997, the Company had three revolving lines of credit totaling $16,000,000. All of the lines of credit expire in 1999, and all borrowings are unsecured. Interest is charged under two of the lines of credit at the banks' prime rates. These two line of credit agreements also allow the Company to borrow at a lower interest rate than the banks' existing prime rate. Certain minimum borrowing requirements exist for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. All of the lines of credit contain certain financial restrictions, and two of the lines of credit require a commitment fee of 1/2%, and 1/4% per year of the unused portion of the available lines of credit, calculated and payable on a quarterly basis. The third line of credit agreement requires a $6,000 annual fee. The Company expects to renew and update these lines of credit in the normal course of business.

A summary of borrowings on the lines of credit is presented below:

--------------------------------------------------------------------------------------------------------------------
                                                                                             1997           1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Notes payable to banks at December 31                                                      $   7,131     $   5,189

Weighted average interest rate at December 31                                                    7.4%          7.6%

Maximum amount of borrowings outstanding at any month end                                  $   8,340     $  17,345

Average borrowings                                                                         $   6,910     $  12,580

Weighted average interest rate                                                                   7.3%          7.7%
--------------------------------------------------------------------------------------------------------------------

NOTE 5.  OTHER CURRENT LIABILITIES

Included in other current liabilities at December 31, 1997 and 1996 are the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                             1997           1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)

Accrued salaries, wages and benefits                                                       $   2,567     $   1,815

Purchased water                                                                                1,969         1,872

Accrued interest payable                                                                         680           692

Franchise and other taxes                                                                        441           596

Current portion of advances for construction                                                     431           482

Accrued dividends payable                                                                        307           288

Other                                                                                          2,517         1,824
--------------------------------------------------------------------------------------------------------------------
                                                                                           $   8,912     $   7,569
--------------------------------------------------------------------------------------------------------------------

NOTE 6.  LONG-TERM DEBT

The long-term debt outstanding at December 31, 1997 and 1996 is summarized as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                             1997           1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Suburban First Mortgage Bond, Series A, due 2006, at 8.93% interest rate, with
  semiannual interest payments                                                             $   8,700     $   9,600

Suburban First Mortgage Bond, Series B, due 2022, at 9.09% interest rate, with
  semiannual interest payments                                                                 8,000         8,000

Suburban First Mortgage Bond, Series C, due 2006, at 7.61% interest rate, with
  semiannual interest payments                                                                 8,000         8,000

NMUI First Mortgage Bond, Series A, due 2002, at 8.86% interest rate, with
  semiannual interest payments                                                                 2,000         2,000

NMUI First Mortgage Bond, Series B, due 2006, at 7.64% interest rate, with
  semiannual interest payments                                                                 4,000         4,000
--------------------------------------------------------------------------------------------------------------------
                                                                                              30,700        31,600
Less current maturities                                                                          900           900
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             $  29,800     $  30,700
--------------------------------------------------------------------------------------------------------------------

Suburban's First Mortgage Bond, Series A, requires annual sinking fund payments of $900,000. The bond is nonrefundable and may not be redeemed prior to October 2, 2000. After October 1, 2000, the bond may be redeemed at the option of the Company at a price of par plus a call premium. Suburban's First Mortgage Bonds, Series B and Series C, and NMUI's First Mortgage Bonds, Series A and Series B, do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued, subject to the provisions of the indentures. Substantially all of the Company's utility plant is pledged as collateral for these bonds (Note 3). Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company. At December 31, 1997 and 1996, the combined indenture limits for dividends totaled $12,946,000 and $10,320,000, respectively. Aggregate annual maturities and sinking fund requirements of all long-term debt for the five years ending December 31, 2002, are $900,000 each year.

NOTE 7.  INCOME TAXES


The components of the current and deferred income tax provisions are as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   1997               1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
Current tax expense:
  Federal                                                                        $  978            $   795           $  803
  State                                                                             371                509              356
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1,349              1,304            1,159
-----------------------------------------------------------------------------------------------------------------------------------

Deferred income taxes (benefits):
  Depreciation                                                                      640                713              965
  Production cost balancing accounts                                                342                185               80
  Contributions in aid of construction and advances for
    construction                                                                    242               (405)          (1,148)
  Investment tax credits                                                             26                 25               26
  Reserves                                                                         (440)              (318)             (56)
  Gains on condemnation of land                                                     (51)               (25)             (56)
  Deferred debt expenses                                                             (7)                (6)              (6)
  Other, net                                                                        (19)               (10)             173
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    733                159              (22)
-----------------------------------------------------------------------------------------------------------------------------------
Change in regulatory assets and regulatory liabilities, net                        (183)               (39)            (167)
Investment tax credit amortization                                                  (49)               (49)             (49)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $1,850            $ 1,375           $  921
-----------------------------------------------------------------------------------------------------------------------------------


A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   1997               1996             1995
-----------------------------------------------------------------------------------------------------------------------------------

Provision computed at statutory rates                                                34%                34%              34%
Depreciation                                                                          1%                 2%               3%
Goodwill amortization and other non deductible expenses                               3%                 4%               4%
State income taxes, net of Federal tax benefit                                        2%                 3%               2%
Investment tax credits                                                               (1%)               (1%)             (2%)
Other, net                                                                            3%                 0%              (2%)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     42%                42%              39%
-----------------------------------------------------------------------------------------------------------------------------------

Net deferred income taxes consist of the following at December 31, 1997 and 1996:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Deferred income tax assets:
    Contributions in aid of construction and advances for construction                         $ 3,556         $ 3,798
    Investment tax credits                                                                         556             582
    Reserves                                                                                       951             511
    Production cost balancing accounts                                                            (317)             25
    Other                                                                                          232             216
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 4,978           5,132
-----------------------------------------------------------------------------------------------------------------------------------

Deferred income tax liabilities:
    Depreciation                                                                                (7,895)         (7,255)
    Gains on condemnation of land                                                                 (806)           (857)
    Deferred debt expenses                                                                        (112)           (119)
    Other                                                                                         (295)           (299)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (9,108)         (8,530)
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred income taxes                                                                      $(4,130)        $(3,398)
-----------------------------------------------------------------------------------------------------------------------------------

Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 1997 or 1996.

NOTE 8.  EARNINGS PER SHARE


In 1997, the Financial Accounting Standards Board Issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effect of options. Diluted EPS is very similar to the previously reported primary EPS. All EPS amounts for the periods reported have been restated to conform to SFAS No. 128 requirements. The reconciliation of the numerators and denominators of the basic and diluted EPS computations are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                          Dividends on                         Effect of
                                           Preferred                            Dilutive
                        Net Income           Shares             Basic EPS       Options         Diluted EPS
-----------------------------------------------------------------------------------------------------------------------------------
                                               (in thousands except per share data)
        1997
        ----
Income (Numerator)      $    2,601        $        (27)         $   2,574      $       0        $     2,574
Shares (Denominator)                                                3,303             71              3,374
Per Share Amount                                                $    0.78                       $      0.76
                                                               ===========                     =============
        1996
        ----
Income (Numerator)      $    1,923        $        (27)         $   1,896      $       0        $     1,896
Shares (Denominator)                                                3,269             53              3,322
Per Share Amount                                                $    0.58                       $      0.57
                                                               ===========                     =============
        1995
        ----
Income (Numerator)      $    1,439        $        (27)         $   1,412      $       0        $     1,412
Shares (Denominator)                                                3,230              0              3,230
Per Share Amount                                                $    0.44                       $      0.44
                                                               ===========                     =============
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 9.  STOCKHOLDERS' EQUITY

The Company is currently authorized to issue 10,000,000 common shares at a par value of $.01 per share. There were 3,330,207 and 3,121,907 shares outstanding at December 31, 1997 and 1996, respectively. The Company is also currently authorized to issue 250,000 preferred shares at a par value of $.01 per share. There were 10,341 Series A-preferred shares outstanding at December 31, 1997 and 1996. The holders of Series A-preferred shares are entitled to annual dividends of $2.625 per share. Series A-preferred shares are callable by the Company at a price equal to $52 per share and have a preference in liquidation of $50 per share.

In December 1997 and 1996, the Company declared stock dividends of 5% and 20%, respectively, or 158,581 and 520,317 shares, to stockholders of record on January 2, 1998 and 1997, respectively. At December 31, 1997 and 1996, retained earnings were charged approximately $2,735,000 and $7,154,000, respectively, which represents the market value of the shares issued using the closing price of the Company's common stock on January 2, 1998 ($17.50) and on January 2, 1997 ($13.214 after restatement for the stock dividends). Corresponding entries of approximately $2,733,000 and $7,149,000, respectively, were recorded to paid-in capital. The weighted-average numbers of outstanding common shares and cash dividends per common share have been restated to reflect the stock dividends. The 1995 basic and diluted EPS calculations reflect the 5% dividend to stockholders of record on January 2, 1998.

The Company has a dividend reinvestment and stock purchase plan that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The plan permits optional cash purchases of stock at current market values up to a maximum of $3,000 per quarter. At December 31, 1997, 193,603 common shares were reserved for issuance under this plan.

NOTE 10.  STOCK COMPENSATION PLANS

At December 31, 1997, the Company had three stock-based compensation plans: a Stock Option Plan, a Director Stock Option Plan, and an Employee Stock Purchase Plan. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. For the restricted stock issued under the Stock Option Plan, compensation expense of $24,000 was recorded in 1997, 1996 and 1995. Compensation expense of approximately $12,000, $16,500 and $3,300 was recorded in 1997, 1996 and 1995, respectively, for the Company's Employee Stock Purchase Plan.



If compensation cost for the Company's three stock-based compensation plans had been determined using the alternative method described under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

----------------------------------------------------------------------------------------
                                                               1997      1996      1995
----------------------------------------------------------------------------------------
                                                    (in thousands except per share data)
Net income available for common shares     As reported        $2,574    $1,896    $1,412
                                           Pro forma          $2,516    $1,857    $1,403
----------------------------------------------------------------------------------------
Basic earnings per common share            As reported        $ 0.78    $ 0.58    $ 0.44
                                           Pro forma          $ 0.76    $ 0.57    $ 0.43
----------------------------------------------------------------------------------------
Diluted earnings per common share          As reported        $ 0.76    $ 0.57    $ 0.44
                                           Pro forma          $ 0.74    $ 0.56    $ 0.43
----------------------------------------------------------------------------------------

STOCK OPTION PLAN ("THE PLAN"): In 1988, the stockholders approved the Plan and reserved 150,000 shares for issuance under the Plan. In 1993, the stockholders approved an amendment to the Plan (the 1993 Amendment), which provided for an increase of 100,000 shares reserved for issuance under the

Plan, and extended the grant dates to February 17, 2003. In addition, the 1993 Amendment eliminated any future grants of restricted stock and amended certain provisions with respect to the outstanding restricted stock issued. In 1997, the stockholders approved another amendment to the Plan, which provided for an increase of 200,000 shares reserved for issuance under the Plan. A total of 540,750 shares (after adjusting for stock dividends of 5% on January 2, 1998, 20% on January 2, 1997, and 5% on January 2, 1996) are authorized for issuance under the Plan.

The Plan allows the Company to grant non-qualified stock options to officers and employees at exercise prices not less than the fair market value of the Company's common stock on the last trading date preceding the date of grant. Prior to the approval and implementation of the Director Option Plan discussed below, the Company granted non-qualified options to certain non-employee directors under the Plan. Options vest equally over a period of five years and expire 10 years from the date of grant. Restricted stock issued to officers is held in escrow until the restrictions lapse. Restricted stock issued prior to October 22, 1991 vests 10 years after grant. Restricted stock issued after October 22, 1991 was subject to repurchase by the Company. Unearned compensation of $238,000 related to the issuance of 19,511 shares of restricted stock (adjusted for stock dividends of 5% on January 2, 1998, 20% on January 2, 1997, and 5% on January 2, 1996) is being amortized over the vesting periods.

In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995 are as follows:

---------------------------------------------------------
                                   1997     1996     1995
---------------------------------------------------------
Dividend yield                     2.6%     3.3%     4.6%
Expected volatility               33.1%    37.5%    34.0%
Risk free interest rate            6.0%     6.6%     6.6%
Expected life in years                8        8        8
---------------------------------------------------------

A summary of the status of the Plan as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                1997                        1996                         1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                     Exercise                     Exercise                     Exercise
Fixed Options                           Shares        Price          Shares        Price          Shares        Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        217,378         $ 9.93       173,101          $10.14      140,967          $11.22

Granted                                  40,530          12.88        46,419            9.06       40,010            6.69
Exercised                               (20,502)          9.31          (882)           6.90            0            0.00
Forfeited                               (10,034)          8.06        (1,260)           9.03       (7,876)           9.32
                                        -------                      -------                      -------
Outstanding at end of year              227,372          10.59       217,378            9.93      173,101           10.14
                                        =======                      =======                      =======
Options exercisable at year-end         127,146         $11.07       123,220          $11.35      101,394          $11.84
                                        =======                      =======                      =======
Weighted average fair value of
options granted during the year           $4.99                        $3.35                        $1.94
                                        =======                      =======                      =======
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

-----------------------------------------------------------------------------------------------------------------------------------
                                      Options Outstanding                              Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------------

                                     Weighted
                                      Average
                       Number        Remaining             Weighted                 Number            Weighted
  Range of          Outstanding    Contractual Life         Average               Exercisable         Average
Exercise Prices         1997          In Years           Exercise Price              1997          Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
     $ 6 to $10        89,354           7.6                 $ 7.87                    29,658           $ 7.53
       10 to 13        47,083           3.9                  11.45                    47,083            11.45
       13 to 15        90,935           5.6                  12.83                    50,405            12.78
                      -------                                                        -------
     $ 6 to $15       227,372           5.7                 $10.59                   127,146           $11.07
-----------------------------------------------------------------------------------------------------------------------------------


DIRECTOR OPTION PLAN ("DOP"): In 1996, the stockholders approved the DOP for non-employee directors and reserved 50,000 shares for issuance under the plan. After adjusting for stock dividends of 5% on January 2, 1998 and 20% on January 2, 1997, 63,000 shares are authorized for issuance under the DOP. The DOP provides for an automatic grant of an option to purchase 1,260 shares (after adjustments for stock dividends) of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006. New directors are granted an initial option to purchase 1,260 shares of the Company's common stock upon appointment to the Board of Directors. During 1997, 8,820 stock options were granted under the DOP with an average exercise price of $12.02 at December 31, 1997. The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model and was $2.42 at December 31, 1997. This amount is included in the pro forma net income available for common shares amount shown in the table on page 30. The DOP options become exercisable in equal installments of 50% of the shares on the first and second anniversaries of the date of grant. The options expire ten years and one day from the date granted. Prior to approval of the DOP, non-employee directors were granted options under the Stock Option Plan above.

EMPLOYEE STOCK PURCHASE PLAN ("ESPP"): The Company has an ESPP, approved by the stockholders, that allows eligible employees to purchase common stock through payroll deductions in an amount up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the beginning of period or end of period stock price. Under the ESPP, the Company issued 5,013 shares, 4,877 shares and 3,277 shares to employees in 1997, 1996 and 1995, respectively. At December 31, 1997, 230,802 common shares were reserved for issuance under the ESPP (after adjustment for the stock dividend). Using the alternative method described under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the weighted average assumptions shown in the table on page 31. The weighted average fair value of those purchase rights granted in 1997, 1996 and 1995 was $3.19, $3.97 and $1.72, respectively, which resulted in compensation expense of $16,016, $23,240 and $5,640, respectively, and is included in the pro forma net income available for common shares amount shown in the table on page 30.

NOTE 11.  EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLAN: The Company has a non-contributory pension plan ("the Pension Plan") under which employees of the parent company, Suburban and NMUI who have one or more years of service and have attained the age of 21 years are qualified to participate. The Company funds annually the minimum required statutory amount. In 1997, 1996 and 1995, the Company contributed $560,000, $556,000 and $531,000, respectively, to the Pension Plan. The benefits are based on employees' years of service and their average compensation during the highest five consecutive years of the last 10 years before retirement. Benefits are reduced if a participant retires early.

---------------------------------------------------------------------------------------------------
Years Ended December 31,                                   1997           1996               1995
---------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Service cost - benefits earned during the period        $   416          $ 436              $ 406
Interest cost on projected benefit obligation               585            573                556
Actual return on plan assets                             (1,707)          (907)              (912)
Net amortization and deferral                               817            110                243
---------------------------------------------------------------------------------------------------
Net pension expense                                     $   111          $ 212              $ 293
---------------------------------------------------------------------------------------------------

The funded status at December 31, 1997 and 1996 is reconciled to accrued expense as follows:

---------------------------------------------------------------------------------------------------
                                                                         1997               1996
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Actuarial present value of benefit obligations:

Accumulated benefit obligation                                           $ (6,625)        $ (6,134)
Effect of increase in compensation levels                                  (1,798)          (1,664)
---------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered through December 31      (8,423)          (7,798)
Plan assets at fair value                                                  11,414            9,441
---------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                       2,991            1,643
Unrecognized net asset at transition date                                    (622)            (747)
Unrecognized prior service cost                                              (154)            (164)
Unrecognized net gain from past experience, different from that
  assumed and effects of changes in assumptions                            (1,853)            (820)
---------------------------------------------------------------------------------------------------
Prepaid (accrued) expense                                                $    362         $    (88)
---------------------------------------------------------------------------------------------------

Included in the accumulated benefit obligation are vested benefits of $6,431,000 and $6,069,000 at December 31, 1997 and 1996, respectively. Approximately 87% of Pension Plan assets are invested in two mutual funds consisting of investments in stocks, bonds and money market investments, in addition to a group retirement policy consisting of a guaranteed insurance contract. The remaining 13% of Pension Plan assets are invested primarily in the Company's common stock. The Pension Plan owns 84,756 common shares of the Company (after adjusting for the 5% stock dividend on January 2, 1998), which had a market value of approximately $1,483,230 and $1,122,000 at December 31, 1997 and 1996, respectively. The Pension Plan received dividends on these shares of approximately $30,000 in 1997 and $27,000 in 1996.

The following represent actuarial assumptions used at December 31, 1997, 1996 and 1995:

---------------------------------------------------------------------------------------------------
                                                           1997           1996               1995
---------------------------------------------------------------------------------------------------
Discount rate                                              7.5%           7.5%               7.5%
Compensation level increase                                3.5%           3.5%               4.5%
Expected long-term rate of return on assets                8.0%           8.0%               8.0%
---------------------------------------------------------------------------------------------------

DEFINED CONTRIBUTION PLANS: The Company has established a 401(k) profit sharing plan ("ECO 401(k) Plan") covering employees of its contract operations business. The ECO 401(k) Plan provides for monthly enrollment by employees after the completion of three months of service. Participants may elect to contribute up to 15% of their salary to the ECO 401(k) Plan. The Company matches a participant's contribution for an amount up to 50% of the first 4% of the participant's salary. Company contributions vest immediately. Company contributions to the ECO 401(k) Plan were $133,000, $141,000 and $104,000 in 1997, 1996 and 1995, respectively. The assets of the ECO 401(k) Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds and money market investments.

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

NOTE 12.  OPERATING REVENUES AND DIRECT OPERATING EXPENSES



Included in operating revenues and direct operating expenses are the following:

----------------------------------------------------------------------------------
                                          1997             1996             1995
----------------------------------------------------------------------------------
Utility operating revenues               $36,020          $33,772          $31,089
Service operating revenues                34,985           32,373           25,718
                                         -----------------------------------------
Total operating revenues                 $71,005          $66,145          $56,807
                                         =========================================

Utility direct operating expenses        $20,824          $20,266          $18,865
Service direct operating expenses         31,870           30,091           24,506
                                         -----------------------------------------
Total direct operating expenses          $52,694          $50,357          $43,371
==================================================================================

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office facilities under operating leases that expire through 2003. Aggregate rental expense under all operating leases approximated $2,225,000 in 1997, $2,220,000 in 1996, and $1,989,000 in
1995. At December 31, 1997, the future minimum rental commitments under existing non-cancelable operating leases are as follows: 1998 - $2,007,000; 1999
- $1,608,000; 2000 - $1,191,000; 2001 - $541,000; 2002 - $425,000; and
thereafter - $281,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 24, 1998, under the caption "Information About the Board of Directors and Committees of the Board," and is hereby incorporated by reference. In addition, information appearing under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended" is in the Company's definitive Proxy Statement, dated on or about April 24, 1998, and is also hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          Information related to executive compensation is contained in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 24, 1998, under the captions "Executive Compensation and Other Information," and "Information About the Board of Directors and Committees of the Board," and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 24, 1998, under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information with respect to certain relationships and related transactions is set forth under the captions "Information About the Board of Directors and Committees of the Board," "Executive Severance Compensation Agreements," and "Certain Transactions" in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 24, 1998, and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The financial statements listed below are filed as part of this report:

          Independent Auditors' Report
          Consolidated Statements of Income - Three Years Ended December 31,
            1997, 1996 and 1995
          Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Changes in Common Stockholders' Equity -
            Three Years Ended December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows -
            Three Years Ended December 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements


(a)(2) The supplementary financial statement schedule required to be filed with this report is as follows:

                                                                        Page
                                                                        ----
       Schedule II - Valuation and Qualifying Accounts....................37


       Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes to consolidated financial statements thereto.

(a)(3) Exhibit Index...................................................38-42

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    Balance at           Provision                                Balance
                                   Beginning of          Charged             Accounts             at End
                                     Year               to Income            Written Off          of Year
                                   ----------------------------------------------------------------------
                                                 (in thousands)
1997
Allowance for Doubtful Accounts        $ 512              $ 247                $ (48)              $711
                                   ======================================================================
1996
Allowance for Doubtful Accounts        $ 192              $ 614                $(294)              $512
                                   ======================================================================
1995
Allowance for Doubtful Accounts        $ 141              $ 245                $(194)              $192
                                   ======================================================================

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

Exhibit No. and Applicable Section of Item 601 of Regulation S-K:

2      Agreement and Plan of Merger of Registrant dated May 25, 1988
       (incorporated by reference to Exhibit 2 to Registrant's Form 10-K Report for the year ended December 31, 1988).

3.1    Registrant's Restated Certificate of Incorporation dated April 4, 1988
       (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B Report filed with the Commission on July 5, 1988).

3.1B Certificate of Amendment of Article Four of Articles of Incorporation dated March 30, 1995 (incorporated by reference to Exhibit 3.1B to
       Registrant's Form 10-Q Report for the quarter ended March 31, 1995).

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

3.2C Amendment to Registrant's Bylaws dated December 12, 1996 (incorporated by reference to Exhibit 3.2C to Registrant's Form 10-K Report for the year ended December 31, 1996).

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

4.3B   Bond Purchase Agreement dated October 21, 1996, for Suburban Water
       Systems (incorporated by reference to Exhibit 4.3B to Registrant's Form
       10-K Report for the year ended December 31, 1996).

4.4    Indenture of Mortgage dated February 14, 1992, between New Mexico
       Utilities, Inc., and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1991).

4.4A   First Supplement to Indenture of Mortgage dated May 15, 1992, between New
       Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, N.A.
       (incorporated by reference to Exhibit 4.4A to Registrant's Form 10-K
       Report for the year ended December 31, 1996).

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

4.5A   Bond Purchase Agreement dated November 8, 1996, for New Mexico Utilities,
       Inc. (incorporated by reference to Exhibit 4.5A to Registrant's Form 10-K
       Report for the year ended December 31, 1996).

4.6    Article Four of the Restated Certificate of Incorporation of the
       Registrant as to the rights, preferences, privileges and restrictions of all classes of stock (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B Report filed with the Commission on July 5, 1988.)

4.6A   Registration Statement for the Second Amendment to the Amended and
       Restated Southwest Water Company Stock Option and Restricted Stock Plan
       (incorporated by reference to Registrant's Form S-8 Registration
       Statement filed with the Commission October 29, 1997).

10.1   Fourteenth Amendment to the Utility Employees' Retirement Plan dated
       December 12, 1996 (incorporated by reference to Exhibit 10.1 to
       Registrant's Form 10-K Report for the year ended December 31, 1996).

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

10.4D  Fourth Amendment to Credit Agreement dated May 14, 1996 between
       Registrant and Wells Fargo Bank (incorporated by reference to Exhibit
       10.4D to Registrant's Form 10-Q Report for the quarter ended June
       30,1996).

10.4E  Letter of Extension to Credit Agreement dated June 30, 1997 between
       Registrant and Wells Fargo Bank (incorporated by reference to
       Registrant's Form 10-Q Report for the quarter ended June 30, 1997).

10.4F  Letter of Extension to Credit Agreement dated September 1, 1997 between
       Registrant and Wells Fargo Bank (incorporated by reference to
       Registrant's Form 10-Q Report for the quarter ended September 30, 1997).

10.4G  Letter of Extension to Credit Agreement dated November 1, 1997 between
       Registrant and Wells Fargo Bank (incorporated by reference to
       Registrant's Form 10-Q Report for the quarter ended September 30, 1997).

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

10.8A First Amendment to Utility Employees' 401(k) Plan (incorporated by reference to Exhibit 10.8A to Registrant's Form 10-K Report for the year ended December 31, 1994).

10.9   Comprehensive Amendment to the Profit Sharing 401(k) Plan for the
       Southwest Water Company's Related Companies dated March 10, 1994
       (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K
       Report for the year ended December 31, 1993).

10.9A  First Amendment to the Profit Sharing 401(k) Plan for the Southwest Water
       Company's Related Companies (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31, 1994).

10.10  Line of Credit Agreement dated January 25, 1995, between New Mexico
       Utilities, Inc. and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-K Report for the year ended December 31, 1994).

10.10A First Amendment to Loan Agreement dated October 10, 1995, between New
       Mexico Utilities, Inc. and Sunwest Bank of Albuquerque (incorporated by reference to Registrant's Form 10-Q Report for the quarter ended March
       31, 1996).

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

10.10D Fourth Amendment to Credit Agreement dated January 25, 1997, between New
       Mexico Utilities, Inc. and Sunwest Bank of Albuquerque (incorporated by reference to Exhibit 10.10D to Registrant's Form 10-K Report for the year ended December 31, 1996).

10.10E Fifth Amendment to Loan Agreement and Promissory Note dated June 20,
       1997, between New Mexico Utilities, Inc., and Sunwest Bank of Albuquerque
       (incorporated by reference to Exhibit 10.10E to the Registrant's Form 10-
       Q Report for the quarter ended June 30, 1997).

10.11 Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit
       10.11 to Registrant's Form 10-Q Report for the quarter ended March 31,
       1995).

10.12 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two
       First Refusal Agreements and Call Purchase Agreements between the
       Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to
       Registrant's Form 10-K Report for the year ended December 31, 1996).

10.13  Credit Agreement dated June 30, 1996 between Suburban Water Systems and
       Wells Fargo Bank (incorporated by reference to Exhibit 10.13 to
       Registrant's Form 10-Q Report for the quarter ended September 30, 1996).

10.13A  Letter of Extension to Credit Agreement dated June 30, 1997, between
        Suburban Water Systems and Wells Fargo Bank (incorporated by reference to Exhibit 10.13A to Registrant's Form 10-Q Report for the quarter ended
        June 30, 1997).

10.13B  Letter of Extension to Credit Agreement dated September 1, 1997 between
        Suburban Water Systems and Wells Fargo Bank (incorporated by reference to Exhibit 10.13B to Registrant's Form 10-Q Report for the quarter ended
        September 30, 1997).

10.13C  Letter of Extension to Credit Agreement dated November 1, 1997 between
        Suburban Water Systems and Wells Fargo Bank (incorporated by reference to Exhibit 10.13C to Registrant's Form 10-Q Report for the quarter ended
        September 30, 1997).

10.14   Credit Agreement dated August 29, 1996 between Registrant and Mellon
        Bank, N.A. (incorporated by reference to Exhibit 10.14 to Registrant's
        Form 10-Q Report for the quarter ended September 30, 1996).

10.14A  First Amendment to Credit Agreement dated March 31, 1997 between
        Registrant and Mellon Bank (incorporated by reference to Exhibit 10.14A to Registrant's Form 10-Q Report for the quarter ended June 30, 1997).

10.14B  Second Amendment to Credit Agreement dated June 17, 1997 between
        Registrant and Mellon Bank (incorporated by reference to Exhibit 10.14B to Registrant's Form 10-Q Report for the period ended June 30, 1997).

10.14C  Third Amendment to Credit Agreement dated June 17, 1997 between
        Registrant and Mellon Bank (incorporated by reference to Exhibit 10.14C to Registrant's Form 10-Q Report for the period ended September 30,
        1997).

10.15   Credit Agreement dated December 23, 1997 between Registrant and Wells
        Fargo Bank, filed herewith.

10.16 Credit Agreement dated December 23, 1997 between Suburban Water Systems and Wells Fargo Bank, filed herewith.

10.17   Credit Agreement dated December 23, 1997 between Registrant and Mellon
        Bank, N.A., filed herewith.

10.18   Credit Agreement dated December 23, 1997 between Suburban and Mellon
        Bank, N.A., filed herewith.

13.1 Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

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

SOUTHWEST WATER COMPANY


By:   /s/ Anton C. Garnier
    ---------------------------
    ANTON C. GARNIER
    President and Chief Executive Officer
    (Principal Executive Officer)
    March 24, 1998


By:   /s/ Peter J. Moerbeek
    --------------------------
    PETER J. MOERBEEK
    Vice President Finance and Chief Financial Officer
    (Principal Financial and Accounting Officer)
    March 24, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ H. Frederick Christie                   /s/ Donovan D. Huennekens
-------------------------                   -------------------------
H. FREDERICK CHRISTIE                       DONOVAN D. HUENNEKENS
Director                                    Director
March 24, 1998                              March 24, 1998


/s/ Michael J. Fasman                       /s/ Richard Kelton
---------------------                       ------------------
MICHAEL J. FASMAN                           RICHARD KELTON
Director                                    Director
March 24, 1998                              March 24, 1998


/s/ Anton C. Garnier                        /s/ Maureen A. Kindel
--------------------                        ---------------------
ANTON C. GARNIER                            MAUREEN A. KINDEL
Director                                    Director
March 24, 1998                              March 24, 1998


/s/ Monroe Harris                           /s/ Richard G. Newman
-----------------                           ---------------------
MONROE HARRIS                               RICHARD G. NEWMAN
Director                                    Director
March 24, 1998                              March 24, 1998