Form 10-Q
period 1998-03-31
SOUTHWEST WATER CO
filed 1998-05-08
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

     _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to________________

Commission file number: 0-8176



    [LOGO OF SOUTHWEST
WATER COMPANY APPEARS HERE]

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 8, 1998, there were 3,345,764 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX


Part I.   Financial Information:                                   Page No.
-------   ----------------------                                   --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997                            2

          Condensed Consolidated Statements of Income -
          Three months ended March 31, 1998 and 1997                      3

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1997                      4

          Notes to Condensed Consolidated Financial Statements        5 - 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               6 - 9

Part II.  Other Information:
--------  ------------------

Item 1.   Legal Proceedings                                          9 - 11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 6.   Exhibits and Reports on Form 8-K                               11

          Signatures                                                     12

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,   December 31,
ASSETS                                                           1998          1997
---------------------------------------------------------------------------------------
                                                               (unaudited)
                                                                    (in thousands)
Current Assets:
Cash and cash equivalents                                        $    693     $  1,237
Customers' accounts receivable, net                                 7,731        7,286
Other current assets                                                3,345        2,976
---------------------------------------------------------------------------------------
                                                                   11,769       11,499
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                  136,121      133,936
Contract operations property, plant and equipment -- at cost        4,962        4,854
---------------------------------------------------------------------------------------
                                                                  141,083      138,790
Less accumulated depreciation and amortization                     37,885       36,654
---------------------------------------------------------------------------------------
                                                                  103,198      102,136

Other Assets                                                        9,103        9,465
---------------------------------------------------------------------------------------
                                                                 $124,070     $123,100
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt                                $    900     $    900
Accounts payable                                                    1,712        1,214
Other current liabilities                                           8,573        8,912
---------------------------------------------------------------------------------------
                                                                   11,185       11,026
Other Liabilities and Deferred Credits:
Bank notes payable                                                  6,940        7,131
Long-term debt                                                     29,800       29,800
Advances for construction                                           7,889        7,931
Contributions in aid of construction                               28,707       27,822
Deferred income taxes                                               4,283        4,130
Other liabilities and deferred credits                              2,833        2,833
---------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                             91,637       90,673

Stockholders' Equity
Cumulative preferred stock                                            517          517
Common stock                                                           33           33
Paid-in capital                                                    29,597       29,469
Retained earnings                                                   2,295        2,420
Unamortized value of restricted stock issued                           (9)         (12)
---------------------------------------------------------------------------------------
Total Stockholders' Equity                                         32,433       32,427
---------------------------------------------------------------------------------------
                                                                 $124,070     $123,100
---------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
--------------------------------------------------------------------------------------------------
                                                                     1998                 1997
--------------------------------------------------------------------------------------------------
                                                               (in thousands except per share data)
Operating Revenues                                                    $15,946           $15,432

Operating Expenses:
Direct operating expenses                                              12,159            11,950
Selling, general and administrative                                     2,765             2,678
--------------------------------------------------------------------------------------------------
                                                                       14,924            14,628

Operating Income                                                        1,022               804
Other Income (Expense):
Interest expense                                                         (818)             (782)
Interest income                                                            17                33
Other                                                                      83                55
--------------------------------------------------------------------------------------------------
                                                                         (718)             (694)

Income Before Income Taxes                                                304               110
Provision for income taxes                                                122                46
--------------------------------------------------------------------------------------------------

Net Income                                                                182                64
Dividends on preferred shares                                               7                 7
--------------------------------------------------------------------------------------------------

Net Income Available for Common Shares                                $   175           $    57
--------------------------------------------------------------------------------------------------

Earnings per Common Share:
     Basic                                                            $  0.05           $  0.02
     Diluted                                                          $  0.05           $  0.01
--------------------------------------------------------------------------------------------------

Cash Dividends per Common Share                                       $  0.09           $ 0.086
--------------------------------------------------------------------------------------------------

Weighted-Average Outstanding Common Shares:
     Basic                                                              3,337             3,284
     Diluted                                                            3,412             3,327
--------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
------------------------------------------------------------------------------
                                                            1998      1997
------------------------------------------------------------------------------
                                                           (in thousands)
Cash Flows from Operating Activities, Net                $ 1,071     $   843

Cash Flows from Investing Activities:
Additions to property, plant and equipment                (2,340)     (2,411)
Other investments, net                                       120           0
------------------------------------------------------------------------------
Net cash used in investing activities                     (2,220)     (2,411)
------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Contributions in aid of construction                       1,027         822
Net proceeds from dividend reinvestment and
     employee stock purchase plans                           118          93
Dividends paid                                              (307)       (287)
Net borrowings (repayment) of bank notes payable            (191)        791
Payments on advances for construction                        (42)         (4)
------------------------------------------------------------------------------
Net cash provided by financing activities                    605       1,415
------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                   (544)       (153)
Cash and cash equivalents at beginning of period           1,237         790
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $   693     $   637
------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                            $   553     $   538
     Income taxes                                        $   350     $   263
Depreciation and amortization                            $ 1,080     $ 1,047

See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)

1. Southwest Water Company ("the Company") and its subsidiaries provide water management services through contract and utility operations. The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 1998, and the Company's results of operations for the three months ended March 31, 1998. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3. There is seasonality to the water management services industry; thus, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. Rainfall and weather conditions affect utility operations, and utility revenues usually peak during the second and third quarters of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is required for interim and annual financial statements issued after December 15, 1997. Under SFAS No. 128, basic earnings per share ("EPS") replaced the presentation of primary EPS, and diluted EPS replaced fully diluted EPS. For the three months ended March 31, 1998 and 1997, basic EPS was calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS was calculated using the weighted-average number of common shares and dilutive common stock equivalents. Common equivalent shares arise from stock options, and reflect the potential dilution that could occur if common stock equivalents were exercised or converted into common stock that could share in the earnings of the Company.

5. The Company has implemented SFAS No. 130 "Reporting Comprehensive Income" which is required for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The implementation of SFAS No. 130 did not have any effect on the Company's financial position or results of operations.

7. The Company is subject to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for annual financial statements issued for periods beginning after December 15, 1997. The disclosure requirements of SFAS No. 131 are not required in interim financial statements in the initial year of application. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. SFAS No. 131 will require additional financial disclosure by the Company but will not have any effect on the Company's financial position or results of operations.

8. The Company is subject to SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," for annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 132 requires certain changes in the financial disclosure by the Company but will not have any effect on the Company's financial position or results of operations.

9. The 1997 earnings per common share, cash dividends per common share and weighted average outstanding common shares have been restated to reflect a 5% stock dividend granted to stockholders of record on January 2, 1998.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

  Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban Water Systems ("Suburban") for the replacement and renovation of existing water utility facilities and by construction expenditures for new water and wastewater utility facilities at New Mexico Utilities, Inc. ("NMUI"). The operations of ECO Resources, Inc. ("ECO") are currently generating positive cash flow for the Company; however, cash flow may be influenced from time to time by ECO's investments in operating and computer equipment, as well as new business development and acquisition costs.

  At March 31, 1998, the Company had cash and cash equivalent balances totaling $693,000 and unused lines of credit of $9,060,000, with a total line of credit capacity of $16,000,000. The Company has three lines of credit from three commercial banks, all of which expire in 1999. The Company expects to renew its lines of credit in the normal course of business. During the first quarter of 1998, the Company repaid $191,000 on its lines of credit.

  The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $31,816,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants and available lines of credit that restricted additional borrowing at March 31, 1998 to the unused credit line amount.

  During the first quarter of 1998, the Company's additions to property, plant and equipment were $2,340,000, representing a decrease of $71,000 over the same period in 1997. Developers made contributions in aid of construction ("CIAC") and advances totaling $1,027,000, all of which was received in cash. The Company-financed capital additions amount was $1,313,000 which was generated primarily by cash flow from operations. Capital expenditures are expected to decrease to approximately $13,000,000 in 1998 due to the completion of major construction projects in 1997. The Company anticipates borrowing approximately $3,000,000 under its lines of credit to meet construction requirements not funded by operations or CIAC.

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

REGULATORY AFFAIRS:

  Regulation:

  The California Public Utilities Commission ("CPUC") and the New Mexico Public Utility Commission ("NMPUC") regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. The Company anticipates that future construction expenditures and increased direct operating expenses will require periodic requests for rate increases.

  Suburban received CPUC approval for a 2.62% ($705,000) step rate increase effective January 1, 1997 and a 2.62% ($740,000) step rate increase effective January 1, 1998.

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

  In 1996, the residents of the state of New Mexico approved a constitutional amendment to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). Presently, the NMPUC consists of three appointed officials and the NMCC consists of three elected officials. Under the newly enacted legislation, the NMPRC will consist of five elected officials who will be elected in November 1998, and take office on January 1, 1999. A legislative committee is currently reviewing proposed changes to the Public Utilities Act (the "PUA"). The Company cannot predict if or when changes to the PUA will ultimately occur; or, if changes are enacted, the impact on NMUI's financial position or results of operations.

  Contract Operations:

  ECO's pricing is not subject to regulation by a public utilities commission. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

  In the United States, the majority of water and wastewater utility operations are performed by municipal employees. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is of benefit to the city. Typical sales efforts have an 18 to 36-month lead-time with no assurance that the city will select outsourcing or select ECO at the end of the sales effort. While industry renewal rates tend to be high, there have been instances of cities changing operators at the end of a contract and instances of cities ending outsourcing at the end of a contract. During 1998, Operations and Maintenance ("O&M") contracts with annual revenues of approximately $5,000,000 will be expiring. If ECO were not able to renew these contracts, revenues and profitability could be adversely affected.

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

FORWARD LOOKING STATEMENTS:

  Certain statements in this Form 10-Q are forward looking and, as such, involve risk and uncertainty. Uncertainties arise from weather, environmental issues, legal contingencies and other matters which management cannot predict. Information and footnote disclosures included in the Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Company's description of its business and management's discussion and analysis of financial condition. Actual results may vary from those projected or implied.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  Diluted earnings per common share were $.05 in 1998, compared to $.01 (adjusted for a stock dividend of 5% on January 2, 1998) during the same period in 1997.

  Operating income increased $218,000 or 27%, and, as a percentage of operating revenues, was 6% in 1998 compared with 5% in 1997. Operating income at the utilities decreased $220,000, due primarily to decreased water sales at Suburban because of inclement weather in California as a result of "El Nino"-generated storms. The decrease in operating income as a result of decreased consumption was partially offset by the positive effects of a step rate increase. ECO's operating results improved $395,000, due to increased revenue from new contracts entered into in 1997, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses decreased $43,000, due primarily to decreases in compensation-related expenses and legal reserves.

  Operating revenues

  Operating revenues increased $514,000 or 3%. Water utility revenues decreased $418,000 due primarily to a 17% decrease in water consumption by Suburban's customers, offset by a step rate increase. Revenues increased at NMUI by 6% due to an increase in the number of NMUI's customers.

ECO's revenues increased $932,000, primarily as a result of new contracts entered into in 1997 and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses increased $209,000 or 2%. As a percentage of operating revenues, these expenses were 76% in 1998 and 77% in 1997. Water utility direct operating expenses decreased $205,000, primarily reflecting a decrease in the cost of water produced because of the lower level of water consumption by customers. ECO's direct operating expenses increased $414,000, resulting primarily from higher expenses associated with the effects of new contracts and additional work performed outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses increased $87,000 or 3%. As a percentage of operating revenues, these expenses were 17% in 1998 and 1997. General and administrative expenses at the utilities increased $7,000. ECO's selling, general and administrative expenses increased $123,000, primarily due to additional legal reserves and higher compensation-related costs. As discussed above, general and administrative expenses of the parent company decreased $43,000.


                          PART II - OTHER INFORMATION
                           ITEM 1. LEGAL PROCEEDINGS

     As discussed in the Company's 1997 Annual Report on Form 10-K, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al. vs. Suburban Water Systems, et al action. The plaintiffs contend, in essence, that they or deceased family members are or were long-time residents of the San Gabriel Valley ("the Valley") and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances in their drinking water, and, in some cases, wrongful deaths.

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

  In accordance with a resolution of the CPUC, Suburban has applied for and received CPUC authority to establish and maintain a memorandum or tracking account to accumulate all costs and fees incurred by Suburban in defense of the Santamaria, Boswell and any similar actions which may be filed, costs and fees incurred in legal actions against industrial potentially responsible parties ("PRPs"), and costs and fees incurred in seeking recovery against Suburban's insurance carriers of costs, and fees incurred with respect to the underlying actions and those against PRPs. Under the CPUC resolution, Suburban may, at some point in the future, seek CPUC authority to recover these costs and fees from Suburban's customers. The Company and Suburban are unable to estimate or predict whether the CPUC will ultimately allow Suburban to recover these accumulated costs and fees from Suburban's customers or, if such recovery is allowed, how much of such costs and fees will be recoverable.

  In response to the Santamaria and Boswell actions, and similar actions against other water purveyors in California, the CPUC in March 1998 issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. The OII notes the constitutional and statutory jurisdiction of the CPUC and the California Department of Health Services (the "DOHS") to establish water quality standards for water delivered to utility customers, to enforce adherence to such standards and, in the case of the CPUC, to establish rates which permit water utilities to furnish safe water which meets the established quality standards at prices which are affordable to consumers while permitting the water utilities to realize a reasonable profit. The OII requires that all Class A and B water utilities file compliance reports with the CPUC in July 1998. The Water Division of the CPUC will then submit a report of its findings to the CPUC in November 1998. A final determination is expected from the CPUC in May 1999. The purpose of the OII is to address a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with the standards, appropriate remedies for failure to comply with safe drinking water standards and whether stricter or additional safe drinking water standards are required. At this time, the Company and Suburban are unable to predict what actions, if any, will be taken by the CPUC and/or the DOHS as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

  The recent OII does not, at this time, directly impact the Santamaria or Boswell actions. The CPUC did, however, in the OII set out at considerable length the jurisdiction of the CPUC and the DOHS on water quality and water safety issues and noted the "potentially enormous" implications to the water utilities, their customers and the jurisdiction of the CPUC if the plaintiffs in the several pending lawsuits prevail. One commissioner, in his published remarks concerning the OII, expressly noted that these lawsuits "directly affect" the ability of the CPUC to perform its statutory obligations and noted both potential water supply problems if the plaintiffs in these actions prevail and the cost to all water utility customers from mere prosecution of these actions. At this time, the CPUC has not intervened in these actions nor asserted dispute resolution authority with respect to them. It is uncertain whether the CPUC and/or the DOHS will attempt such intervention or assert such jurisdiction or the likely results of such action.

  As discussed in the Company's 1997 Annual Report on Form 10-K, Suburban, the Company, and several unrelated parties were served with a complaint in September 1995, wherein the plaintiff claimed that, while working in the 1950s and 1960s for an independent contractor hired by Suburban, he was exposed to asbestos fibers and contracted mesothelioma. The plaintiff died in 1995, and in 1996 the plaintiff's widow and children filed a wrongful death action against Suburban and the Company. Suburban and the Company denied all allegations in their response to the complaint. To date, there has been no specific claim for damages by the plaintiffs, and discovery is moving slowly. Suburban and the Company maintain that they have no responsibility for the death of the original plaintiff and intend to contest these claims vigorously.

  As discussed in the Company's 1997 Annual Report on Form 10-K, the City of Albuquerque (the "City") initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in the City's complaint and that there is significant doubt whether the City will proceed with the action. Under New Mexico state law, there are procedures which would allow the City to take possession prior to a resolution of the fair market value issue; however, the Company believes that it has adequate defenses should the City choose to pursue these procedures. If the City pursues a final determination of fair market value and possession of NMUI through a court trial, the Company does not anticipate resolution of these matters in the near future.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

       10.19 Business Loan Agreement dated December 10, 1997 between New Mexico Utilities, Inc. and First Security Bank of New Mexico, NA, filed herewith.

       27    Financial Data Schedule.

(b) Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended March 31, 1998.

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



Dated: May 8, 1998               /s/ Peter J. Moerbeek
------------------               ---------------------
                                 PETER J. MOERBEEK, Vice President Finance and
                                 Chief Financial Officer