Form 10-Q
period 1998-06-30
SOUTHWEST WATER CO
filed 1998-08-07
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 7, 1998, there were 3,353,208 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.   Financial Information:                        Page No.
-------   ----------------------                        --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997                       2

          Condensed Consolidated Statements of Income -
          Three and six months ended June 30, 1998 and 1997         3

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1998 and 1997                   4

          Notes to Condensed Consolidated Financial Statements  5 - 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        6 - 10

Part II.  Other Information:
--------  ------------------

Item 1.   Legal Proceedings                                   10 - 12

Item 4.   Submission of Matters to a Vote of Security Holders   12-13

Item 6.   Exhibits and Reports on Form 8-K                         13

          Signatures                                               14


                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,   December 31,
---------------------------------------------------------------------------------------
ASSETS                                                            1998        1997
---------------------------------------------------------------------------------------
                                                          (unaudited)
                                                                  (in thousands)
CURRENT ASSETS:
Cash and cash equivalents                                      $    289   $  1,237
Customers' accounts receivable, net                               8,787      7,286
Other current assets                                              2,781      2,976
---------------------------------------------------------------------------------------
                                                                 11,857     11,499
PROPERTY, PLANT AND EQUIPMENT:
Utility property, plant and equipment -- at cost                139,430    133,936
Contract operations property, plant and equipment -- at cost      4,868      4,854
---------------------------------------------------------------------------------------
                                                                144,298    138,790
Less accumulated depreciation and amortization                   38,792     36,654
---------------------------------------------------------------------------------------
                                                                105,506    102,136

OTHER ASSETS                                                      9,088      9,465
---------------------------------------------------------------------------------------
                                                               $126,451   $123,100
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current portion of bank notes payable and long-term debt       $  1,712   $    900
Accounts payable                                                  1,513      1,214
Other current liabilities                                         8,948      8,912
---------------------------------------------------------------------------------------
                                                                 12,173     11,026
OTHER LIABILITIES AND DEFERRED CREDITS:
Bank notes payable                                                5,799      7,131
Long-term debt                                                   29,800     29,800
Advances for construction                                         7,799      7,931
Contributions in aid of construction                             30,580     27,822
Deferred income taxes                                             4,482      4,130
Other liabilities and deferred credits                            2,651      2,833
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFERRED CREDITS                           93,284     90,673

STOCKHOLDERS' EQUITY
Cumulative preferred stock                                          517        517
Common stock                                                         33         33
Paid-in capital                                                  29,710     29,469
Retained earnings                                                 2,913      2,420
Unamortized value of restricted stock issued                         (6)       (12)
---------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       33,167     32,427
---------------------------------------------------------------------------------------
                                                               $126,451   $123,100
=======================================================================================

See accompanying notes to condensed consolidated financial statements.

                                             SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)
                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
---------------------------------------------------------------------------------------------------------------
                                                1998          1997                 1998       1997
---------------------------------------------------------------------------------------------------------------
                                                       (in thousands except per share data)
    OPERATING REVENUES                        $ 18,332      $ 18,469            $ 34,278    $ 33,901

    OPERATING EXPENSES:
    Direct operating expenses                   13,268        13,480              25,427      25,430
    Selling, general and administrative          2,880         2,885               5,645       5,563
---------------------------------------------------------------------------------------------------------------
                                                16,148        16,365              31,072      30,993

    OPERATING INCOME                             2,184         2,104               3,206       2,908
    OTHER INCOME (EXPENSE):
    Interest expense                              (766)         (808)             (1,584)     (1,590)
    Interest income                                 21            30                  38          63
    Other                                          104            66                 187         121
---------------------------------------------------------------------------------------------------------------
                                                  (641)         (712)             (1,359)     (1,406)

    INCOME BEFORE INCOME TAXES                   1,543         1,392               1,847       1,502
    Provision for income taxes                     617           585                 739         631
---------------------------------------------------------------------------------------------------------------

    NET INCOME                                     926           807               1,108         871
    Dividends on preferred shares                    7             7                  14          14
---------------------------------------------------------------------------------------------------------------

    NET INCOME AVAILABLE FOR COMMON SHARES    $    919      $    800             $ 1,094     $   857
===============================================================================================================

    EARNINGS PER COMMON SHARE:
         Basic                                $   0.27      $   0.24             $  0.33     $  0.26
         Diluted                              $   0.27      $   0.24             $  0.32     $  0.26
===============================================================================================================

    CASH DIVIDENDS PER COMMON SHARE           $   0.09      $  0.086             $  0.18     $ 0.172
===============================================================================================================

    WEIGHTED AVERAGE OUTSTANDING COMMON SHARES:
         Basic                                   3,347         3,295               3,342       3,290
         Diluted                                 3,431         3,337               3,422       3,332
===============================================================================================================




    See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
-------------------------------------------------------------------------------
                                                          1998            1997
-------------------------------------------------------------------------------
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET               $ 2,780         $ 3,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment               (4,072)         (4,624)
Other investments, net                                      120               0
-------------------------------------------------------------------------------
Net cash used in investing activities                    (3,952)         (4,624)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions in aid of construction                      1,272             693
Net proceeds from dividend reinvestment and
  employee stock purchase plans                             216             184
Dividends paid                                             (614)           (576)
Net borrowings (repayment) of bank notes payable           (520)          1,031
Payments on advances for construction                      (130)           (164)
-------------------------------------------------------------------------------
Net cash provided by financing activities                   224           1,168
-------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (948)           (285)
Cash and cash equivalents at beginning of period          1,237             790
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   289         $   505
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Interest                                        $ 1,556         $ 1,555
        Income taxes                                    $   380         $   284
Depreciation and amortization                           $ 2,220         $ 2,089
Non-cash contributions in aid of construction
  conveyed to Company by developers                     $ 1,775         $ 3,966

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

1. Southwest Water Company ("the Company" or "Registrant") and its subsidiaries provide water management services through contract and utility operations. The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 1998, and the Company's results of operations for the three and six months ended June 30, 1998. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

3. There is seasonality to the water management services industry; thus, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. Rainfall and weather conditions affect utility operations, and utility revenues usually peak during the third quarter of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create opportunities for additional billable work outside the scope of existing contracts.

4. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is required for interim and annual financial statements issued after December 15, 1997. Under SFAS No. 128, basic earnings per share ("EPS") replaced the presentation of primary EPS, and diluted EPS replaced fully diluted EPS. For the three and six months ended June 30, 1998 and 1997, basic EPS was calculated using the weighted average number of common shares outstanding during the period. Diluted EPS was calculated using the weighted average number of common shares and dilutive common stock equivalents. Common equivalent shares arise from stock options, and reflect the potential dilution that could occur if common stock equivalents were exercised or converted into common stock that could share in the earnings of the Company.

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

6. Starting in 1998, the Company is subject to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for annual financial statements. The disclosure requirements of SFAS No. 131 are not required in interim financial statements in the initial year of application. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. SFAS No. 131 will require additional financial disclosure by the Company but will not have any effect on the Company's financial position or results of operations.

7. Starting in 1998, the Company is subject to SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," for annual financial statements. SFAS No. 132 requires certain changes in the financial disclosure by the Company, but will not have any effect on the Company's financial position or results of operations.

8. The 1997 earnings per common share, cash dividends per common share and weighted average outstanding common shares have been restated to reflect a 5% stock dividend granted to stockholders of record on January 2, 1998.

9. During May 1998, the Company signed an amendment to the RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement ("the Agreements"). As discussed in the Company's 1997 Annual Report on Form 10-K, in 1996, the Company purchased a 49% interest in Windermere Utility Company ("Windermere"). The Agreements permit the majority shareholder to acquire the Company's interest at an agreed-upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere for an agreed-upon price. The amendment extends the date by which the majority shareholder may exercise this right to December 31, 1998 and increases the agreed-upon purchase price for the majority shareholder.


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

  At June 30, 1998, the Company had cash and cash-equivalent balances totaling $289,000 and unused lines of credit of $9,389,000, with a total line of credit capacity of $16,000,000. The Company has three lines of credit from three commercial banks, all of which expire in 1999. The Company expects to renew its
lines of credit in the normal course of business.   During the first six months
of 1998, the Company repaid $520,000 on its lines of credit.

  The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $33,439,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at June 30, 1998 to the unused lines of credit amount.

  During the first six months of 1998, the Company's additions to property, plant and equipment were $5,847,000, representing a decrease of $2,743,000 over the same period in 1997. Developers made contributions in aid of construction ("CIAC"), and advances totaling $3,047,000, of which $1,272,000 was received in cash. The cost of Company-financed capital additions was $2,800,000, which was paid for primarily by cash flow from operations. Capital expenditures are expected to decrease from $15,202,000 in 1997 to approximately $13,400,000 in 1998. This decrease is primarily due to the completion of certain major capital projects in 1997. The Company anticipates borrowing approximately $6,000,000 under its lines of credit during the remainder of 1998 to meet construction requirements not funded by operations or CIAC.

  The Company anticipates that its available short-term borrowing capacity and its cash flow generated from operations will be sufficient to fund its activities over the next twelve months. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI.

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

  Suburban received CPUC approval for a 2.62% ($705,000) step rate increase effective January 1, 1997 and a 2.62% ($740,000) step rate increase effective
January 1, 1998.   There is no step rate increase that will be effective January
1, 1999.

  Regulatory Developments:

  The California legislature ("the legislature") has held hearings discussing the CPUC's organization and operation. Among other options, the CPUC has proposed consideration of changes to implement the requirements of SB1268 ("the bill"), a bill passed by the legislature in September 1997. The bill requires the CPUC to use the standard of fair market value when establishing the rate base of acquired water systems. The CPUC has also proposed consideration of changes that would provide rules and appropriate guidelines for regulated water utilities and staff governing the proper accounting and rate-making for privatization and the use of underutilized capacity. Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. Whether such legislative or CPUC changes will be enacted, or, if enacted, what the terms of such changes would be, are not known by the Company. Therefore, management cannot predict the impact, if any, of final legislative or CPUC developments on the Company's financial condition or results of operations.

  In 1996, the residents of the state of New Mexico approved a constitutional amendment to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). Presently, the NMPUC consists of three appointed officials and the NMCC consists of three elected officials. Under the newly enacted legislation, the NMPRC will consist of five elected officials who will be elected in November 1998, and take office on January 1, 1999. A legislative committee is currently reviewing proposed changes to the Public Utilities Act (the "PUA"). The Company cannot predict if or when changes to the PUA will ultimately occur; or, if changes are enacted, the impact, if any, on NMUI's financial position or results of operations.

  Contract Operations:

  ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments.

Changes in prices are negotiated on a contract-by-contract basis. ECO's long-term water and wastewater service contracts typically include annual inflation adjustments.

  In the United States, the majority of water and wastewater utility operations are performed by municipal employees. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is of benefit to the city. Typical sales efforts have an 18- to 36-month lead-time with no assurance that the city will select outsourcing or select ECO at the end of the sales effort. While industry renewal rates tend to be high, periodically cities change operators or terminate outsourcing at the end of a contract.

  In 1998, the City of Rio Rancho, New Mexico ("Rio Rancho") notified ECO that Rio Rancho would not renew ECO's $4 million annual operations and maintenance ("O&M") contract to operate Rio Rancho's water and wastewater facilities. This contract expired June 30, 1998 and is expected to result in reduced revenues of approximately $2 million in 1998. ECO has negotiated several new contracts in 1998, which should offset the impact on earnings of the loss of the Rio Rancho contract, although not necessarily the impact on revenues. Additionally, the Company is aggressively pursuing additional operating contracts as well as acquisition and joint venture opportunities which would offset the effect of the loss of earnings in the event other contracts were not renewed.

ENVIRONMENTAL AFFAIRS:

  The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (the "EPA") and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act (as reenacted in 1996), and the Resource Conservation and Recovery Act. Both the EPA and state regulatory agencies require periodic testing and sampling of water. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. In June 1998, the Company became aware that a substance called N-nitrosodimethylamine ("NDMA") had been detected in excess of the EPA reference dosage for health risks in one of its wells. Upon detection, the well was immediately removed from service. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

YEAR 2000 COMPUTER COMPLIANCE:

  The Company has completed a review of all computer systems and software currently in use to determine whether it is year 2000 compliant. Most of the Company's computer systems and software is already year 2000 compliant. For those systems and software not yet fully compliant, the Company is working with outside vendors to ensure compliance prior to July 1999. In the event such compliance is not possible, the Company will consider replacing non-compliant software. Costs to be incurred in order for the Company to be year 2000 compliant are not expected to have a material effect on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS:

  Certain statements in this Form 10-Q are forward looking and, as such, involve risk and uncertainty. Uncertainties arise from weather, environmental issues, legal contingencies and other matters which management cannot predict. Actual results may vary from those projected or implied. This Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K which includes: consolidated financial statements and footnote disclosures prepared in accordance with generally accepted accounting principles; management's discussion and analysis of financial condition and results of operations; and a detailed description of the Company's business.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

  Diluted earnings per common share were $.27 in 1998, compared to $.24 (adjusted for a stock dividend of 5% on January 2, 1998) during the same period in 1997.

  Operating income increased $80,000 or 4%, and, as a percentage of operating revenues, was 12% in 1998 compared with 11% in 1997. Operating income at the utilities decreased $167,000, due primarily to decreased water sales at Suburban because of inclement weather in California as a result of El Nino-generated storms. The decrease in operating income was partially offset by the positive effects of a step rate increase. ECO's operating results improved $172,000, due to increased revenue from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses decreased $75,000, due primarily to decreases in compensation-related expenses and reserves for litigation.

  Operating revenues

  Operating revenues decreased $137,000 or 1%. Water utility revenues decreased $1,033,000 or 11%, due primarily to a 24% decrease in water consumption by Suburban's customers, which was partially offset by a step rate increase. Revenues increased at NMUI by 17% due to an increase in the number of customers and higher consumption by NMUI's customers. ECO's revenues increased $896,000 or 10%, primarily as a result of new contracts and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses decreased $212,000 or 2%. As a percentage of operating revenues, these expenses were 72% in 1998 and 73% in 1997. Water utility direct operating expenses decreased $879,000, primarily reflecting a decrease in the cost of water produced because of the lower level of water consumption by Suburban's customers. ECO's direct operating expenses increased $667,000 primarily from higher expenses associated with new contracts and additional work performed outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses for the second quarter of 1998 decreased $5,000 as compared with the same period in 1997. As a percentage of operating revenues, these expenses were 16% in 1998 and 1997. General and administrative expenses at the utilities increased $14,000. ECO's selling, general and administrative expenses increased $56,000, primarily due to increased regional marketing costs associated with new business development opportunities. As discussed above, general and administrative expenses of the parent company decreased $75,000.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

  Diluted earnings per common share were $.32 in 1998, compared to $.26 (adjusted for a stock dividend of 5% on January 2, 1998) during the same period in 1997.

  Operating income increased $298,000 or 10%, and, as a percentage of operating revenues, was 9% in 1998 and 1997. Operating income at the utilities decreased $387,000, due primarily to decreased water sales at Suburban because of inclement weather in California as a result of El Nino-generated storms. The decrease in operating income was partially offset by the positive effects of a step rate increase. The impact of the El Nino-generated storms on water utility revenue and operating income during 1998 may reduce the Company's earnings growth rate from the growth rate of the last few years.

  ECO's operating results improved $567,000, due to increased revenue from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses decreased $118,000 due primarily to decreases in compensation-related expenses and reserves for litigation.

  Operating revenues

  Operating revenues increased $377,000 or 1%. Water utility revenues decreased $1,451,000 or 8%, due primarily to a 21% decrease in water consumption by Suburban's customers, which was partially offset by a step rate increase. Revenues increased at NMUI by 12% due to an increase in the number of NMUI's customers. ECO's revenues increased $1,828,000 or 11%, primarily as a result of new contracts and additional work performed outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses for the first six months of 1998 decreased $3,000 as compared with the same period in 1997. As a percentage of operating revenues, these expenses were 74% in 1998 and 75% in 1997. Water utility direct operating expenses decreased $1,084,000, primarily reflecting a decrease in the cost of water produced because of the lower level of water consumption by Suburban's customers. ECO's direct operating expenses increased $1,081,000, resulting primarily from higher expenses associated with the effects of new contracts and additional work performed outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses for the first six months of 1998 increased $82,000 as compared with the same period in 1997. As a percentage of operating revenues, these expenses were 16% in 1998 and 1997. General and administrative expenses at the utilities increased $21,000. ECO's selling, general and administrative expenses increased $179,000, primarily due to increased regional marketing costs associated with new business. As discussed above, general and administrative expenses of the parent company decreased $118,000.


                          PART II - OTHER INFORMATION
                           ITEM 1.  LEGAL PROCEEDINGS

  As discussed in the Company's 1997 Annual Report on Form 10-K, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al vs. Suburban Water Systems, et al action. The amended complaint lists approximately 350 plaintiffs who contend, in essence, that they or deceased family members are or were long-time residents of the San Gabriel Valley ("the Valley") and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances in their drinking water, and, in some cases, wrongful deaths.

  Subsequent to service of the Santamaria action, the defendants successfully moved for a change of venue from Los Angeles County to Ventura County on the ground, among others, that the defendants could not obtain an impartial jury trial in Los Angeles County. Presently, the action is pending in the Ventura County Superior Court, and the judge assigned to the action is considering two matters. First, the judge is considering whether the action will remain in Ventura County or be transferred to another Southern California county. Second, the judge has agreed to rule on a series of demurrers (i.e. motions to dismiss the action) filed by the defendants alleging that the action must be dismissed and/or stayed because exclusive jurisdiction of the subject matter rests with the CPUC. The Company does not know when the court will rule on the matters.

  As discussed in the Company's Form 10-Q Report for the quarter ended March 31, 1998 (the "March Report"), the Company and Suburban were served with a summons and complaint in a second action entitled Christine Boswell et al vs. Suburban Water Systems etc., et al, No. KC027318 in the Los Angeles

County Superior Court. Since the filing of the March Report, the plaintiffs added as defendants in the Boswell action two additional water purveyors and six industrial defendants. All defendants demurred on the ground of exclusive CPUC jurisdiction. The court declined to rule on the demurrers and instead stayed further proceedings in the action pending action by the CPUC with respect to the OII described below. The plaintiffs moved for reconsideration with respect to the issuance of the stay and also filed a petition in the court of appeal requesting that the trial court be required to terminate the stay and rule on the demurrers. The motion for reconsideration has been denied but the court of appeal has taken no action to date. The Company does not know when the court of appeal will act or what action the court will take.

  Since the filing of the March Report, a third action, Anthony Anderson et al vs. Suburban Water Systems et al has also been filed in the Los Angeles County Superior Court. The action has not been served, although a copy of the complaint has been furnished to the Company. In the action, the approximately 180 plaintiffs allege that they or their deceased family members are or were long-time residents of the Valley. The plaintiffs contend that there is a long history of chemical contamination in the groundwater in the Valley, that the defendants were aware of the contamination or caused it and that the defendant water purveyors knowingly provided contaminated water to the plaintiffs and others while intentionally withholding from the plaintiffs alleged knowledge of the contamination. The defendants in the action include essentially the same water purveyors and industrial defendants as in the Santamaria action, and the causes of action alleged are similar to those alleged in Santamaria and Boswell, with several additional causes of action alleging violation of the Business and Professions Code and battery. The plaintiffs seek damages according to proof for alleged physical injury, damage to property, loss of earnings, loss of consortium, burial and other wrongful death losses and punitive damages. The Company and Suburban have not yet been required to respond in the Anderson action. The Company and Suburban believe that their defense to this action will be similar to the defense of the Santamaria and Boswell actions and believe that they are not liable for any damage to the plaintiffs.

  The Company and Suburban intend to vigorously defend all three actions and have requested that their liability insurance carriers defend and indemnify the Company and Suburban. Certain of the liability insurance carriers are now contributing to the costs of defense of such actions. Based upon information available at this time, management does not expect that these actions will have a material effect on the Company's financial position or results of operations.

  As described in the March Report, Suburban has applied for and received CPUC authority to establish and maintain a memorandum or tracking account to accumulate all costs and fees incurred by Suburban in defense of these actions and any similar actions which may be filed, costs and fees incurred in legal actions against industrial potentially responsible parties ("PRPs"), and costs and fees incurred in seeking recovery against Suburban's insurance carriers of costs, and fees incurred with respect to the underlying actions and those against PRPs. The Company and Suburban are unable to estimate or predict whether the CPUC will ultimately allow Suburban to recover these accumulated costs and fees from Suburban's customers or, if such recovery is allowed, how much of such costs and fees will be recoverable.

  As described in the March Report, the CPUC in March 1998 issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. The OII requires that all Class A and B water utilities file compliance reports with the CPUC in September 1998. The Water Division of the CPUC will then submit a report of its findings to the CPUC in January 1999. A final determination is expected from the CPUC in May 1999. The purpose of the OII is to address a series of questions dealing with the safety of current drinking water standards, compliance by water utilities with the standards, appropriate remedies for failure to comply with safe drinking water standards and whether stricter or additional safe drinking water standards are required. At this time, the Company and Suburban are unable to predict what actions, if any, will be taken by the CPUC and/or the DOHS as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

  The recent OII does not, by its terms, prevent the filing of Santamaria, Boswell, Anderson or similar actions. While both the CPUC and one commissioner individually have commented upon the broad jurisdiction of the CPUC and the California Department of Health Services (`DOHS") with respect to water quality and the potential impact of these actions upon such jurisdiction, the water purveyors, and their customers, the CPUC has not intervened in these actions nor asserted dispute resolution authority with respect to them. The defendants in the Santamaria and Boswell actions have raised the issue of exclusivity of CPUC and DOHS jurisdiction in this area and at least one court, in Boswell, has decided to defer further proceedings pending action by the CPUC. At this time, it is uncertain whether the CPUC and/or DOHS will ultimately attempt to intervene in these actions or assert exclusive jurisdiction or the likely results of any such actions.

  As discussed in the Company's 1997 Annual Report on Form 10-K and in the March Report, Suburban and the Company were served with a complaint in September 1995, wherein the plaintiff claimed that, while working in the 1950s and 1960s for an independent contractor hired by Suburban, he was exposed to asbestos fibers and contracted mesothelioma. Information as to the action is set forth in the March Report. In June 1998, the plaintiffs filed a Case Report demanding $850,000 for damages suffered. A mandatory settlement conference has been set for January 1999, with a trial date set for March 1999. Suburban and the Company maintain that they have no responsibility for the death of the decedent and intend to contest these claims vigorously. Insurance carriers are currently paying all defense costs associated with this case and it is expected that they will pay for damages or settlement, if any.

  As discussed in the Company's 1997 Annual Report on Form 10-K and the March Report, the City of Albuquerque (the "City") initiated an action in eminent domain to acquire the operations of NMUI. Information as to the action and defenses of NMUI thereto is set forth in the March Report. There has been no change in the status of this action since the March Report.

  The Company and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially effect its consolidated financial condition, results of operations or cash flow.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 28, 1998, all of the members of the Board of Directors were elected by the following votes:

  Name of Director           Votes For      Votes Withheld
  ----------------           ---------      --------------

  H. Frederick Christie...   2,552,543          191,263

  Michael J. Fasman.......   2,536,511          207,295

  Anton C. Garnier........   2,553,315          190,491

  Monroe Harris...........   2,541,840          201,966

  Donovan D. Huennekens...   2,540,435          203,371

  Richard Kelton..........   2,554,059          189,747

  Maureen A. Kindel.......   2,548,299          195,507

  Richard G. Newman.......   2,554,229          189,577


  The proposal to increase the number of common shares authorized for issuance to 25,000,000 shares was approved by the following vote: votes for - 2,271,273; votes against - 409,895; and votes abstaining - 62,638. No broker non-votes were recorded.

  The proposal to stagger the Board of Directors with three year terms was approved by the following vote: votes for - 1,714,363; votes against - 400,620; votes abstaining - 33,068; and broker non-votes - 595,755.

  The second amendment to the Southwest Water Company Employee Stock Purchase Plan, now called the "1998 Amended and Restated Employee Stock Purchase Plan", was approved with the following vote: votes for - 1,982,019; votes against - 111,393; votes abstaining - 54,639; and broker non-votes - 595,755.

  The selection of KPMG Peat Marwick LLP as the Company's independent auditors was ratified by the following vote: votes for - 2,708,647; votes against - 16,804; and votes abstaining - 18,355. No broker non-votes were recorded.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

     3.1C Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1998 (incorporated by reference to Appendix A of Registrant `s 1998 Proxy Statement filed with the Commission on April 20, 1998).

     4.7 Stockholders' Rights Plan dated April 6, 1998 (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission on April 23, 1998).

    10.1A Fifteenth Amendment to the Utility Employees' Retirement Plan, dated December 31, 1997, filed herewith.

    10.2 Amended and Restated 1998 Employee Stock Purchase Plan, dated May 28, 1998 (incorporated by reference to Appendix B of Registrant's 1998 Proxy Statement filed with the Commission on April 20, 1998).

    10.12A First Amendment of RTNT Right of First Refusal Agreement and RTNT
           Call Purchase Agreement between the Registrant and RTNT, Inc, dated May 22, 1998, filed herewith.

    10.12B First Amendment of SWWC Right of First Refusal Agreement and SWWC
           Call Purchase Agreement between the Registrant and RTNT, Inc, dated May 22, 1998, filed herewith.

    27     Financial Data Schedule.

(b)  Reports on Form 8-K

     A Report on Form 8-K was filed with the Securities and Exchange Commission on April 23, 1998 regarding the Company's Stockholders' Rights Plan which was adopted by the Board of Directors on April 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  SOUTHWEST WATER COMPANY
                                  -----------------------
                                  (Registrant)



Dated: August 7, 1998             /s/ Peter J. Moerbeek
---------------------             ---------------------
                                  PETER J. MOERBEEK
                                  Vice President Finance
                                  and Chief Financial Officer