Form 10-Q
period 1998-09-30
SOUTHWEST WATER CO
filed 1998-11-12
CIK 92472

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ------
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR

      _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from________________ to________________

Commission file number: 0-8176


[LOGO]                        SOUTHWEST WATER COMPANY
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 1998, there were 4,218,676 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.     Financial Information:                                    Page No.
-------     ----------------------                                    --------
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997                        2

            Condensed Consolidated Statements of Income -
            Three and nine months ended September 30, 1998 and 1997         3

            Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1998 and 1997                   4

            Notes to Condensed Consolidated Financial Statements        5 - 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              6 - 11

Part II.    Other Information:
--------    ------------------

Item 1.     Legal Proceedings                                         12 - 13

Item 4.     Submission of Matters to a Vote of Security Holders            14

Item 5      Other Information                                              14

Item 6.     Exhibits and Reports on Form 8-K                               14

            Signatures                                                     15


                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,          December 31,
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             1998                1997
------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                                          (in thousands)
CURRENT ASSETS:
Cash and cash equivalents                                                             $    798            $  1,237
Customers' accounts receivable, net                                                      9,838               7,286
Other current assets                                                                     2,621               2,976
------------------------------------------------------------------------------------------------------------------
                                                                                        13,257              11,499
PROPERTY, PLANT AND EQUIPMENT:
Utility property, plant and equipment -- at cost                                       140,992             133,936
Contract operations property, plant and equipment -- at cost                             4,957               4,854
------------------------------------------------------------------------------------------------------------------
                                                                                       145,949             138,790
Less accumulated depreciation and amortization                                          39,736              36,654
------------------------------------------------------------------------------------------------------------------
                                                                                       106,213             102,136

OTHER ASSETS                                                                             9,040               9,465
------------------------------------------------------------------------------------------------------------------
                                                                                      $128,510            $123,100
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current portion of bank notes payable and long-term debt                              $  1,393            $    900
Accounts payable                                                                         1,943               1,214
Other current liabilities                                                               10,250               8,912
------------------------------------------------------------------------------------------------------------------
                                                                                        13,586              11,026
OTHER LIABILITIES AND DEFERRED CREDITS:
Bank notes payable                                                                       4,711               7,131
Long-term debt                                                                          29,800              29,800
Advances for construction                                                                7,774               7,931
Contributions in aid of construction                                                    30,748              27,822
Deferred income taxes                                                                    4,555               4,130
Other liabilities and deferred credits                                                   2,731               2,833
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND DEFERRED CREDITS                                                  93,905              90,673

STOCKHOLDERS' EQUITY
Cumulative preferred stock                                                                 517                 517
Common stock                                                                                42                  33
Paid-in capital                                                                         30,004              29,469
Retained earnings                                                                        4,045               2,420
Unamortized value of restricted stock issued                                                (3)                (12)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              34,605              32,427
------------------------------------------------------------------------------------------------------------------
                                                                                      $128,510            $123,100
------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------
                                                              1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands except per share data)
OPERATING REVENUES                                             $19,960       $19,975         $54,238        $53,876

OPERATING EXPENSES:
Direct operating expenses                                       14,148        14,590          39,575         40,020
Selling, general and administrative                              2,724         2,658           8,369          8,221
--------------------------------------------------------------------------------------------------------------------
                                                                16,872        17,248          47,944         48,241

OPERATING INCOME                                                 3,088         2,727           6,294          5,635
OTHER INCOME (EXPENSE):
Interest expense                                                  (715)         (807)         (2,299)        (2,397)
Interest income                                                     30            28              68             91
Other                                                               10           106             197            227
--------------------------------------------------------------------------------------------------------------------
                                                                  (675)         (673)         (2,034)        (2,079)

INCOME BEFORE INCOME TAXES                                       2,413         2,054           4,260          3,556
Provision for income taxes                                         965           862           1,704          1,493
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                       1,448         1,192           2,556          2,063
Dividends on preferred shares                                        7             6              21             20
--------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON SHARES                         $ 1,441       $ 1,186         $ 2,535        $ 2,043
--------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE (NOTE 8):
  Basic                                                        $  0.34       $  0.29         $  0.61        $  0.50
  Diluted                                                      $  0.34       $  0.28         $  0.59        $  0.49
--------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER COMMON SHARE(NOTE 8)                        $ 0.080       $ 0.069         $ 0.224        $ 0.206
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE OUTSTANDING COMMON SHARES(NOTE 8)
  Basic                                                          4,206         4,129           4,191          4,121
  Diluted                                                        4,295         4,180           4,288          4,172
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
---------------------------------------------------------------------------------------------
                                                               1998                1997
---------------------------------------------------------------------------------------------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES, NET                        $ 6,555             $ 3,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (5,936)             (7,928)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                             (5,936)             (7,928)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions in aid of construction                               1,597               1,583
Net proceeds from dividend reinvestment and
   employee stock purchase plans                                     349                 292
Net borrowing on (repayment of) bank notes payable                (1,927)              3,151
Dividends paid                                                      (923)               (866)
Payments on advances for construction, net of additions             (154)               (145)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (1,058)              4,015
---------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (439)               (251)
Cash and cash equivalents at beginning of period                   1,237                 790
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   798             $   539
---------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                      $ 2,037             $ 2,151
   Income taxes                                                  $   845             $   539
Depreciation and amortization                                    $ 3,307             $ 3,139
Non-cash contributions in aid of construction
   conveyed to Company by developers                             $ 1,775             $ 4,276


    See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)

1. Southwest Water Company ("the Company" or "Registrant") and its subsidiaries provide water management services through contract and utility operations. The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 1998, and the Company's results of operations for the three and nine months ended September 30, 1998. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

3. There is seasonality to the water management services industry; thus, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. Rainfall and weather conditions affect utility operations, and utility revenues usually peak during the third quarter of each year. The Company's contract operations business can also be seasonal in nature. Heavy rainfall during a quarter hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create opportunities for additional billable work outside the scope of existing contracts.

4. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which is required for interim and annual financial statements issued after December 15, 1997. Under SFAS No. 128, basic earnings per share ("EPS") replaced the presentation of primary EPS, and diluted EPS replaced fully diluted EPS. For the three and nine months ended September 30, 1998 and 1997, basic EPS was calculated using the weighted average number of common shares outstanding during the period. Diluted EPS was calculated using the weighted average number of common shares and dilutive common stock equivalents. Common equivalent shares arise from stock options and reflect the potential dilution that could occur if common stock equivalents were exercised or converted into common stock that could share in the earnings of the Company.

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

6. Beginning in 1998, the Company is subject to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for annual financial statements. The disclosure requirements of SFAS No. 131 are not required in interim financial statements in the initial year of application. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. SFAS No. 131 will require additional financial disclosure by the Company but will not have any effect on the Company's financial position or results of operations.

7. Beginning in 1998, the Company is subject to SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," for annual financial statements. SFAS No. 132 requires certain changes in the financial disclosure by the Company but will not have any effect on the Company's financial position or results of operations.

8. The 1998 and 1997 earnings per common share, cash dividends per common share and weighted average outstanding common shares reflect a 5-for-4 stock split (in the form of a stock dividend) granted to stockholders of record on October 1, 1998, and a 5-percent stock dividend granted to stockholders of record on January 2, 1998.

9. In May 1998, the Company signed an amendment to the RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement ("the Agreements"). As discussed in the Company's 1997 Annual Report on Form 10-K, in 1996, the Company purchased a 49% interest in Windermere Utility Company ("Windermere"). The Agreements permit the majority shareholder to acquire the Company's interest at an agreed-upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere for an agreed-upon price. The amendment extends to December 31, 1998 the date by which the majority shareholder may exercise this right and increases the agreed-upon purchase price for the majority shareholder.

10. In August 1998, the Company was granted an Exclusive Negotiation Agreement for 120 days by the City of West Covina ("West Covina"), the purpose of which is for Suburban Water Systems ("Suburban") and West Covina to establish a price that will allow West Covina to divest itself of its water distribution system and facilities. Successful negotiations would enable Suburban to acquire the 7,000 customer connections served by West Covina's water system. The Exclusive Negotiation Agreement also provides for the consideration of lease and contract operation options in the event that the acquisition of all or part of the West Covina system is not feasible.
     While there can be no guarantee that the City and Suburban will reach any final agreement, the acquisition of 7,000 water customers would add 11% to Suburban's current customer base of 66,700 customers.

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

  At September 30, 1998, the Company had cash and cash-equivalent balances totaling $798,000 and unused lines of credit of $10,796,000, with a total line of credit capacity of $16,000,000. The Company has three lines of credit from three commercial banks, one of which expires in 1999. The two remaining line of credit agreements were renewed in September 1998 and will not expire until 2000. The Company expects to renew its lines of credit in the normal course of business. During the first nine months of 1998, the Company repaid $1,927,000 on its lines of credit.

  The Company has remaining borrowing capacity under its First Mortgage Bond Indentures of approximately $34,049,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at September 30, 1998 to the unused lines of credit amount. As of September 30, 1998, the Company was in compliance with all financial covenants as required by its line of credit agreements.

  During the first nine months of 1998, the Company's additions to property, plant and equipment were $7,711,000, representing a decrease of $4,493,000 over the same period in 1997. Developers made contributions in aid of construction ("CIAC"), and advances totaling $3,372,000, of which $1,597,000 was received in cash. The cost of Company-financed capital additions was $5,936,000, which was paid for primarily by cash flow from operations. Capital expenditures are expected to decrease from $15,202,000 in 1997 to approximately $13,200,000 in 1998. This decrease is primarily due to the completion of certain major capital projects in 1997. The Company estimates that its capital additions will be approximately $10,000,000 in 1999. The Company anticipates borrowing approximately $3,500,000 under its lines of credit during the remainder of 1998 to meet construction requirements not funded by operations or CIAC.

  The Company anticipates that its available short-term borrowing capacity and its cash flow generated from operations will be sufficient to fund its activities over the next 12 months. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban and NMUI.

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

  Suburban received CPUC approval for a 2.62% ($705,000) step rate increase effective January 1, 1997 and a 2.62% ($740,000) step rate increase effective January 1, 1998. This was the last step rate increase from the 1995 general rate case. As of September 30, 1998, Suburban has not filed for any further rate increases.

  Regulatory Developments:

  Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. Whether legislative or CPUC changes will be enacted, or, if enacted, what the terms of any changes would be, are not known by the Company. Therefore, management cannot predict the impact, if any, of final legislative or CPUC developments on the Company's financial position or results of operations.

  In 1996, the residents of the state of New Mexico approved a constitutional amendment to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). Presently, the NMPUC consists of three appointed officials and the NMCC consists of three elected officials. Under the enacted legislation, the NMPRC consists of five elected officials who were elected in November 1998, and who will take office on January 1, 1999. A legislative committee is currently reviewing proposed changes to the Public Utilities Act (the "PUA"). The Company cannot predict if or when changes to the PUA will ultimately occur; or, if changes are enacted, the impact, if any, on NMUI's financial position or results of operations.

  Contract Operations:

  ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's longer-term water and wastewater service contracts, primarily with municipalities, typically include annual inflation adjustments.

  In the United States, municipal employees perform the majority of water and wastewater utility operations. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is of benefit to the city. Typical sales efforts have an 18- to 36-month lead-time with no assurance that the city will select outsourcing or select ECO at the end of the sales effort. While industry renewal rates tend to be high, periodically cities change operators or terminate outsourcing at the end of a contract.

  As discussed in the Company's Form 10-Q for the period ending June 30, 1998, the City of Rio Rancho, New Mexico ("Rio Rancho") notified ECO that Rio Rancho would not renew ECO's $4 million annual operations and maintenance ("O&M") contract to operate Rio Rancho's water and wastewater facilities. This contract expired June 30, 1998 and is expected to result in reduced revenues of approximately $2 million in 1998. ECO has negotiated several new contracts in 1998, which should offset the impact on earnings of the loss of the Rio Rancho contract, although not necessarily the impact on revenues. Additionally, the Company is aggressively pursuing additional operating contracts as well as acquisition and joint venture opportunities which would offset the effect of the loss of earnings in the event other contracts are not renewed.

ENVIRONMENTAL AFFAIRS:

  The Company's operations are subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (the "EPA") and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act (as reenacted in 1996), and the Resource Conservation and Recovery Act. Both the EPA and state regulatory agencies require periodic testing and sampling of water. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. In June 1998, the Company became aware that a substance called N-nitrosodimethylamine ("NDMA") had been detected in one of its wells in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

YEAR 2000 ISSUE:

  The Year 2000 ("Y2K") issue is the result of software applications using a two-digit code instead of a four-digit code to identify the year. Such applications may be unable to interpret dates beyond 1999, which could result in system failure or other erroneous data in the year 2000 causing serious disruptions in operations. The Company began evaluating the Y2K issue in 1997 and has implemented a five-phase plan to assess its exposure from potential Y2K related failures in its internal systems and those of its significant suppliers, vendors and customers.

  The first phase of the plan is to conduct an inventory of all systems and programs to determine which might be affected by the Y2K issue. The second phase involves assessment and determination as to how to correct any Y2K issues that are identified in the first phase of the Company's plan. The third phase of the plan involves implementation and testing of the corrective measures. The fourth phase of the plan is to ensure that all significant Y2K issues have been properly corrected and all critical internal systems are Y2K compliant. The final phase of the plan is to assess whether the Company's principal suppliers, vendors and material customers have Y2K issues, which could adversely affect the Company.

  The first phase of the plan, conducting an inventory of systems and programs that may be affected by Y2K has been substantially completed. The Company's billing and general ledger systems are already substantially Y2K compliant. For those systems that are not compliant, the second phase of the plan, identifying corrective measures, has been substantially completed with solutions identified to correct the existing system problems. The third phase of the plan, implementation and testing of corrective measures is currently in progress and is expected to be completed by the first quarter of 1999, with final critical internal systems Y2K compliant without material deviation by July 1999 (phase four). In the event compliance is not possible, the Company will consider replacing non-compliant software. Costs to be incurred in order for the Company to be Y2K compliant are not expected to have a material effect on the Company's financial position or results of operations.

  The fifth phase of the plan involves the Company contacting principal suppliers and vendors, all single source suppliers and vendors, and material customers including local governments and municipal utility districts to assess their readiness for Y2K. The Company is currently making inquiries with respect to Y2K compliance of these other systems; however; the Company has not received assurance that those other systems are Y2K compliant. If the systems of principal suppliers and vendors are found to be non-compliant, the Company will evaluate and consider appropriate contingency plans. The Company is unable to predict whether there will be a material adverse effect on the Company's financial position or results of operations since the final determination of the Y2K compliance of principal suppliers, vendors, and material customers is not known at this time.

OUTLOOK:

  Certain statements in this Form 10-Q are forward looking and, as such, involve risk and uncertainty. Uncertainties arise from weather, environmental issues, legal contingencies and other matters which management cannot predict. Actual results may vary from those projected or implied. This Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K which includes: consolidated financial statements and footnote disclosures prepared in accordance with generally accepted accounting principles; management's discussion and analysis of financial condition and results of operations; a detailed description of the Company's business and a discussion of various risks and uncertainties.

RESULTS OF OPERATIONS:

  ALL EARNINGS PER SHARE AMOUNTS REFLECT A 5-FOR-4 STOCK SPLIT (PAYABLE IN THE FORM OF A STOCK DIVIDEND) GRANTED TO STOCKHOLDERS OF RECORD ON OCTOBER 1, 1998, AND A 5-PERCENT STOCK DIVIDEND GRANTED TO STOCKHOLDERS OF RECORD ON JANUARY 2, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Diluted earnings per common share were $.34 in 1998, compared to $.28 during the same period in 1997.

  Operating income increased $361,000 or 13%, and, as a percentage of operating revenues, was 15% in 1998 compared with 14% in 1997. Operating income at the utilities increased $284,000, due primarily to the positive effects of a step rate increase at Suburban and to the increase in new customers at NMUI. ECO's operating results improved $43,000, due primarily to new contracts, additional work performed outside the scope of existing contracts and aggressive cost containment measures. The improvement in operating income was partially offset by the loss of the Rio Rancho contract as discussed earlier, and an increase in marketing costs associated with new contracts. Parent company expenses decreased $34,000, due primarily to decreases in compensation-related expenses.

  Operating revenues

  Operating revenues decreased $15,000, when compared to the revenue for the same period in 1997. Suburban's revenues increased $63,000 or 1% due primarily to a step rate increase at Suburban, which was partially offset by a 2% decrease in water consumption. Revenues increased at NMUI by $182,000 or 12% primarily due to an increase in the number of customers. ECO's revenues decreased $260,000 or 3%, primarily as a result of the loss of an operating contract for the City of Rio Rancho. The loss of revenue was partially offset by new contracts and additional billable work outside the scope of existing contracts.

  Direct operating expenses

  Direct operating expenses decreased $442,000 or 3%. As a percentage of operating revenues, these expenses were 71% in 1998 and 73% in 1997. Suburban's direct operating expenses decreased $114,000, primarily reflecting a decrease in the cost of water produced because of the lower level of water consumption. NMUI's direct operating expenses increased $143,000 as a result of the increase in NMUI's customers. ECO's direct operating expenses decreased $470,000 primarily as a result of the loss of the Rio Rancho contract. The decrease was partially offset by higher expenses associated with new contracts.

  Selling, general and administrative

  Selling, general and administrative expenses for the third quarter of 1998 increased $66,000 as compared with the same period in 1997. As a percentage of operating revenues, these expenses were 14% in 1998 and 13% in 1997. General and administrative expenses at the utilities decreased $68,000, primarily as a result of decreased compensation-related expenses. ECO's selling, general and administrative expenses increased $168,000, primarily due to increased regional marketing costs associated with new business development opportunities. As discussed above, general and administrative expenses of the parent company decreased $34,000.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Diluted earnings per common share were $.59 in 1998, compared to $.49 during the same period in 1997.

  Operating income increased $659,000 or 12% and, as a percentage of operating revenues, was 12% in 1998 and 10% in 1997. Operating income at the utilities decreased $114,000, due primarily to decreased water sales at Suburban because of inclement weather in California as a result of El Nino-generated storms. The decrease in operating income was partially offset by the addition of new customers and increased consumption at NMUI. The impact of the El Nino-generated storms on water utility revenue and operating income during 1998 may reduce the Company's earnings growth rate from the growth rate of the last few years.

  ECO's operating results improved $621,000, due to increased revenue from new contracts, additional work performed outside the scope of existing contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Parent company expenses decreased $152,000, due primarily to decreases in compensation-related expenses.

  Operating revenues

  Operating revenues increased $362,000 or 1%. Water utility revenues decreased $1,206,000 or 4%, due primarily to a 13% decrease in water consumption by Suburban's customers due to El Nino-generated storms. Revenues increased at NMUI by 12% due to an increase in the number of NMUI's customers and increased consumption. ECO's revenues increased $2,870,000, primarily as a result of new contracts and additional work performed outside the scope of existing contracts. This increase was partially offset by the loss of the Rio Rancho contract, resulting in a net revenue increase of $1,568,000.

  Direct operating expenses

  Direct operating expenses for the nine months ended September 30, 1998 decreased $445,000 as compared with the same period in 1997. As a percentage of operating revenues, these expenses were 73% in 1998 and 74% in 1997. Suburban's direct operating expenses decreased $1,355,000, primarily reflecting a decrease in the cost of water produced because of the lower level of water consumption. NMUI's direct operating expenses increased $299,000 as a result of the addition of new NMUI customers and increased consumption. ECO's direct operating expenses increased $611,000, resulting primarily from higher expenses associated with the effects of new contracts and additional work performed outside the scope of existing contracts.

  Selling, general and administrative

  Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $148,000 or 2% as compared with the same period in 1997. As a percentage of operating revenues, these expenses were 15% in 1998 and 1997. General and administrative expenses at the utilities decreased $47,000. ECO's selling, general and administrative expenses increased $347,000, primarily due to increased regional marketing costs associated with new business. As discussed above, general and administrative expenses of the parent company decreased $152,000.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS

  In October 1998, the Company and ECO were served with a summons and complaint in an action entitled Patrick K. Accrocco, et al vs. ECO Resources, Inc., et al in the District Court of Fort Bend County, Texas. The action relates to a fatal automobile accident that occurred in September 1998 and involved an ECO truck. The plaintiffs allege that the accident was caused by the driver's negligence and that ECO and the Company were negligent in hiring, training, monitoring, and supervising the driver. The plaintiffs seek damages for pecuniary loss, loss of companionship and society, loss of consortium, and mental anguish in an amount to be determined at trial. The Company and ECO maintain automobile liability insurance and umbrella liability policies in an aggregate amount which the Company believes to be in excess of any award which the plaintiffs may obtain. The Company, ECO and the ECO truck driver are being defended in this action by legal counsel appointed by the Company's automobile liability carrier, and will answer denying any liability to the plaintiffs. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. Based on the information available at this time, management does not expect that this action will have a material effect on the Company's financial position or results of operations.

  As discussed in the Company's 1997 Annual Report on Form 10-K, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al vs. Suburban Water Systems, et al action ("Santamaria"). The amended complaint lists approximately 350 plaintiffs who contend, in essence, that they or deceased family members are or were long-time residents of the San Gabriel Valley ("the Valley") and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances in their drinking water resulting in serious illness or, in some cases, wrongful death. Suburban and the Company filed demurrers (i.e. motions to dismiss the action) which alleged that the action must be dismissed because exclusive jurisdiction of the subject matter rests with the CPUC. On August 27, 1998, the Superior Court Judge agreed and dismissed the case as to all water utility defendants. The plaintiffs have appealed that decision.

  As discussed in the Company's Form 10-Q Report for the quarter ended June 30, 1998 (the "June Report"), the Company and Suburban were served with a summons and complaint in a second action entitled Christine Boswell et al vs. Suburban Water Systems, et al, in the Los Angeles County Superior Court. The plaintiffs allege complaints similar to that in Santamaria. Information as to the action is described in the June Report. Since the filing of the June Report, the Court of Appeal has issued an order setting forth a briefing schedule for a review of the plaintiffs' petition requesting that the trial court be required to terminate the stay and rule on the demurrers. The briefs of the water utilities were filed on October 26, 1998. The water utility defendants asked the Court of Appeal to order the trial court to dismiss these actions based on the exclusive jurisdiction of the CPUC. Oral Arguments in the Court of Appeal will begin on January 26, 1999.

  A third action, Anthony Anderson, et al vs. Suburban Water Systems, et al was filed in the Los Angeles County Superior Court. The action has not been served, although a copy of the complaint has been furnished to the Company. The allegations of the Anderson action are virtually identical to the Santamaria action and involve approximately 180 plaintiffs.

  A fourth action, Demciuc, et al vs. Suburban Water Systems, et al, was filed in the Los Angeles County Superior Court and was served in September 1998. That action is similar to the Boswell action and involves two other water purveyors and five industrial defendants. All of the parties to the Demciuc action have agreed to stay that action pending the outcome of the Boswell petitions.

  The Company and Suburban intend to vigorously defend all three pending actions, (and the Santamaria action if the dismissal is reversed) and have requested that their liability insurance carriers defend and indemnify the Company and Suburban. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Based upon information available at this time, management does not expect that these actions will have a material effect on the Company's financial position or results of operations.

  As described in the June Report, Suburban has applied for and received CPUC authority to establish and maintain a memorandum or tracking account to accumulate all costs and fees incurred by Suburban in defense of these actions and any similar actions which may be filed, costs and fees incurred in legal actions against industrial potentially responsible parties ("PRPs"), and costs and fees incurred in seeking recovery against Suburban's insurance carriers of costs and fees incurred with respect to the underlying actions and those against PRPs. The Company and Suburban are unable to estimate or predict whether the CPUC will ultimately allow Suburban to recover these accumulated costs and fees from Suburban's customers or, if such recovery is allowed, how much of such costs and fees will be recoverable.

  As described in the June Report, in March 1998, the CPUC issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. Information about the OII is set forth in the June Report. At this time, the Company and Suburban are unable to predict what actions, if any, will be taken by the CPUC and/or the Department of Health Services ("DOHS") as the results of this investigation, or their impact on the operations or financial position of the Company and Suburban. At this time, it is also uncertain whether the CPUC and/or DOHS will attempt to intervene in the foregoing actions or assert exclusive jurisdiction on the likely results.

  As discussed in the Company's 1997 Annual Report on Form 10-K and in the June Report, Suburban and the Company were served with a complaint in September 1995, wherein the plaintiff claimed that, while working in the 1950s and 1960s for an independent contractor hired by Suburban, he was exposed to asbestos fibers and contracted mesothelioma. Information as to the action is set forth in the Company's Form 10-Q Report for the quarter ended March 31, 1998. In June 1998, the plaintiffs filed a Case Report demanding $850,000 for damages suffered. A mandatory settlement conference has been set for January 1999, with a trial date set for March 1999. Suburban and the Company maintain that they have no responsibility for the death of the decedent and intend to contest these claims vigorously. Insurance carriers are currently paying all defense costs associated with this case, and the Company expects that they will pay for damages or settlement, if any.

  As discussed in the Company's 1997 Annual Report on Form 10-K and the June Report, the City of Albuquerque (the "City") initiated an action in eminent domain to acquire the operations of NMUI. At present, discussions are ongoing, but there are no certainties that these discussions will lead to a settlement of the legal action.

  The Company and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  As previously stated in the Company's April 24, 1998 Proxy Statement, any stockholder who desires to submit a proposal for consideration at the Company's 1999 Annual Meeting of Stockholders ("the annual meeting") must submit the proposal to the Company's Secretary in writing. Proposals received prior to December 25, 1998 will be considered for inclusion in the 1999 Proxy Statement. Proposals received after December 24, 1998 but prior to February 26, 1999 may not be included in the 1999 Proxy Statement but would be considered at the annual meeting. Proposals received after February 25, 1999 may be ruled untimely and not subject to action at the annual meeting. For proposals received after February 25, 1999, the Company may exercise discretionary authority to vote proxies held by the Company. All proposals should be submitted in writing to the Company's Secretary at: 225 North Barranca Ave., Suite 200, West Covina, CA 91791.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

     10.4H First Amendment to the Amended and Restated Credit Agreement dated September 1, 1998, between Registrant and Wells Fargo Bank, filed herewith.

     10.4I Letter of Waiver to the Amended and Restated Credit Agreement dated September 18, 1998 between Registrant and Wells Fargo Bank, filed herewith.

     10.13D First Amendment to the Amended and Restated Credit Agreement dated September 1, 1998, between Suburban Water Systems and Wells Fargo Bank, filed herewith.

     10.17A First Amendment to the Amended and Restated Credit Agreement dated September 1, 1998, between Registrant and Mellon Bank, N.A., filed herewith.

     10.17B Letter of Waiver to the Amended and Restated Credit Agreement dated September 18, 1998 between Registrant and Mellon Bank, N.A., filed herewith.

     10.18A First Amendment to the Amended and Restated Credit Agreement dated September 1, 1998, between Suburban Water Systems and Mellon Bank, N.A., filed herewith.

     27      Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                   SOUTHWEST WATER COMPANY
                                   -----------------------
                                   (Registrant)



Dated: November 12, 1998           /s/ PETER J. MOERBEEK
------------------------           ---------------------
                                   Peter J. Moerbeek
                                   Vice President Finance
                                   and Chief Financial Officer