Form 10-K405
period 1998-12-31
SOUTHWEST WATER CO
filed 1999-03-29
CIK 92472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or
                                           -----------------

[_ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _____________ to
     _____________

Commission file number 0-8176

                            Southwest Water Company
             (Exact name of registrant as specified in its charter)

                      Delaware                                           95-1840947
(State or other jurisdiction of incorporated organization)       (IRS Employee Identification No.)

225 N. Barranca Avenue, Suite 200
West Covina, CA                                                  91791-1605
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:               (626) 915-1551
Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:
     (1) Common Shares, $.01 par value                           Nasdaq
     (2) Series A, 5-1/4%, Cumulative Preferred Shares           None
         $.01 par value
              (Title of each class)                    (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

On March 22, 1999, there were 4,253,272 common shares outstanding. The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $53,610,000 based upon the average high and low stock prices as of March 22, 1999. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

Documents incorporated by reference:                         Form 10-K Reference
                                                             ------------------

        Proxy Statement dated on or about April 15, 1999 for
        Annual Meeting of Stockholders on Thursday, May 27, 1999   Part III

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. [X]

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


                                     INDEX

PART I


Item 1.       Business.........................................................................    1
Item 2.       Properties.......................................................................    7
Item 3.       Legal Proceedings................................................................    9
Item 4.       Submission of Matters to a Vote of Security Holders..............................   10
Item 4a       Executive Officers of the Registrant.............................................   10

PART II

Item 5:       Market for the Registrant's Common Equity and Related Stockholder Matters........   11
Item 6:       Selected Financial Data..........................................................   12
Item 7:       Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................   13
Item 8:       Financial Statements and Supplementary Data......................................   19
Item 9:       Changes and Disagreements with Accountants on Accounting and Financial Disclosure   38

PART III

Item 10:      Directors and Executive Officers of the Registrant...............................   39
Item 11:      Executive Compensation...........................................................   39
Item 12:      Security Ownership of Certain Beneficial Owners and Management...................   39
Item 13:      Certain Relationships and Related Transactions...................................   39

PART IV

Item 14:      Exhibits, Financial Statement Schedule and Reports on Form 8-K...................   40
              Exhibit Index....................................................................   42
              Signatures.......................................................................   46

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


  Certain statements contained in this Annual Report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risk, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations are discussed in Part II; Item 7, Risk Factors on pages 15-17.

                                     PART I

Item 1.  Business

  General Development of Business

  Southwest Water Company (hereafter, together with its subsidiaries, referred to as the "Company" or "Registrant") was incorporated under the laws of the State of California on December 10, 1954. The Company reincorporated in the State of Delaware on June 30, 1988. The Company is engaged in the water management business, providing water and wastewater services to nearly three-quarters of a million people located throughout California, New Mexico, Texas and Mississippi. Through its wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company conducts regulated water utility operations through two wholly owned subsidiaries, Suburban Water Systems ("Suburban"), and New Mexico Utilities, Inc. ("NMUI"). The Company also owns an interest in Windermere Utility Company ("Windermere"); a small regulated water utility in Texas.

  General Information

  The focus of the water management industry is customer service, and it does not rely heavily on technological or proprietary manufacturing processes. The Company does not conduct significant research and development activities, and has no patents, licenses or trademarks (except for certain logos and artwork used in marketing). The Company uses certain commodities such as chemicals and supplies in its daily operations that are currently readily available from a number of suppliers. During the past year, there were no significant changes in the way the Company does business.

  There are no individual customers of the Company who generated revenues that exceeded 10-percent of the Company's consolidated revenues, or whose loss would have a material adverse effect on the Company's consolidated operations. The Company is subject to various regulatory agencies with respect to its water and wastewater treatment services. To date, the Company has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 1998, the Company employed 524 people, none of whom was represented by an employee union.

A.  Contract Operations

  ECO Resources, Inc.

  Product, Business and Regulation

  In 1985, the Company purchased all of the outstanding common stock of ECO, thereby entering into the contract water and wastewater management industry.
ECO was established in 1970 and incorporated under the laws of the State of Texas in 1974. ECO provides water and wastewater operations and maintenance services as well as performing related services such as facility equipment maintenance and repair, sewer pipeline cleaning, water and wastewater operations, billing and collection, and state-certified laboratory analysis. As a contract operator, ECO does not own any of the water sources, water production facilities or water distribution systems that it operates for its clients, nor does ECO own any of the wastewater collection systems or wastewater treatment facilities that it operates for its clients. Although not the owner, ECO is responsible for operating these water and wastewater facilities in compliance with all federal and local health standards and regulations.

  ECO has two distinct types of contractual relationships: time and material contracts primarily with municipal utility districts and fixed fee operations and maintenance contracts.

  Municipal Utility District Contracts

  A Municipal Utility District ("MUD") is a utility district created under the rules of the Texas Natural Resource Conservation Commission in order to provide water, wastewater and drainage services to areas where existing municipal services are not available. ECO has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. ECO negotiates each MUD contract with the MUD's Board of Directors. As the large Texas cities expand their boundaries, they periodically condemn MUD-owned facilities and annex them to city-owned facilities. As of January 1, 1998, ECO had 135 MUD contracts. During 1998, 18 new MUD contracts were added, two MUD contracts were canceled due to annexation and one MUD contract was canceled for competitive reasons, bringing the total to 150 MUD contracts as of December 31, 1998.

  Typically, a MUD contract provides for a monthly base fee that ensures a certain level of maintenance and operations services, billing, collection and customer services; and environmental monitoring and reporting. Additional services provided beyond each contract typically generate revenues on a time and materials basis as such services are rendered. Most MUD contracts are short-term contracts and are cancelable on 30 or 60-day notice by either party. Most contracts allow ECO to increase its monthly fee as the number of connections increases.

  Operations and Maintenance Contracts

  Operations and maintenance ("O&M") contracts are contracts with cities and private entities located in Texas, Mississippi, New Mexico and California. Typical O&M contracts tend to average three to five years in duration and are generally cancelable during that period only after a specific breach of the contract by either party. Typical O&M contracts provide for a specified level of services, such as facility operation and maintenance, meter reading and billing or management of the entire water or wastewater system. Most contracts provide for a fee that covers a specified level of services with contractual limitations on ECO's liability in the event of a major system failure or catastrophe. For additional billings, ECO provides services beyond the scope of the contract or provides services after a system failure or catastrophe. ECO has the ability to seek fee increases from the city or private entity and to request specific payment for services when the cost of such services exceeds a reasonable amount. Additionally, if the system being serviced undergoes rapid growth that exceeds the parameters of the contract beyond a certain level, ECO has the right to increase its fixed fee accordingly. As of December 31, 1998, ECO had 20 O&M contracts, compared to 18 O&M contracts as of December 31, 1997.

  Competition and Future Development

  ECO provides contract water and wastewater services in Texas, Mississippi, New Mexico and California. It continues to improve its market position by adding new MUD and O&M contracts and aggressively pursuing renewal of its existing contracts. The contract water and wastewater management industry continues to undergo rapid growth and change. New contracts are awarded based on both lowest cost and technical expertise. ECO's competition in the O&M portion of its business includes a number of significantly larger companies that provide O&M services on a national and international basis, as well as several regional competitors. In the Texas MUD market, competitors include two large national companies and several smaller, local companies.

  At December 31, 1998, ECO's anticipated future revenue from firm contractual commitments was approximately $70 million. Industry renewal rates tend to be high; however, the contract water and wastewater management business is very competitive. ECO intends to continue expanding its current business base in the southwestern and southern United States.

  B. Regulated Utility Operations

  Suburban Water Systems

  Product and Business

  Suburban is a regulated public water utility that produces and supplies water for residential, business, industrial and public authority use, and for private and public fire protection service under jurisdiction of the California Public Utilities Commission (the "CPUC"). Suburban's service area contains a population of approximately 234,000 people within Los Angeles and Orange counties, California.

  Suburban or its predecessor entities have supplied water since approximately 1907. From the mid-1950s to the late 1960s, Suburban's operations rapidly expanded as the transition from agricultural land use to residential, business and industrial use occurred throughout its service areas. Primarily due to the population saturation of its existing service area, Suburban has experienced only modest customer growth since the late 1960s.

  At December 31, 1998, Suburban served 66,843 customers, including 63,148 residential customers, 2,752 business and industrial customers, 313 public authority customers and 630 other customers. During 1998, Suburban's operating revenues were 74.5% from sales to residential customers, 18% from sales to business and industrial customers, and 7.5% from sales to other customers.

  Seasonal temperature and rainfall variations subject Suburban's business to significant revenue and profitability fluctuations. Since most of Suburban's residential customers use more water in hot, dry weather, the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability.

  Wells and Other Water Sources

  Suburban owns 15 active wells that pump water from two of the major groundwater basins in the Southern California coastal watershed: the Central Basin and the Main San Gabriel Basin (the "Basins"). The Basins are the source of approximately 77% of the water produced from Suburban's wells. The rights to pump water from the Basins have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's right to produce water at levels prescribed each year by the Watermaster Boards (the "Boards") that manage the Basins. As the water level in the Basins increases or decreases, the Boards may adjust the amount of water that Suburban and other producers may pump without paying additional charges. When Suburban produces water from either of the Basins in excess of permitted levels, an additional payment is required to provide for the replenishment of the water supply; however, even when additional payments are required, the Basins provide Suburban with the lowest cost of water. The price that Suburban will pay for water that it produces from the Basins is established each year by the Boards. Current water levels of the Basins are sufficient to eliminate any drought concerns; however, there is no assurance that the current allowable pumping levels will continue in the future.

  Suburban also purchases water from two mutual water companies that also produce their water from the Main San Gabriel Basin. Suburban's ownership of shares in each of these mutual water companies has allowed it to increase its water entitlement and maintain a lower cost of water. In addition, Suburban leases basin pumping rights from other parties, which also helps reduce its cost of water.

  Suburban's water supply is further supplemented by water purchased at a higher cost from external sources. Suburban has the right to purchase water from the Metropolitan Water District of Southern

California. Suburban also has interconnections with other water purveyors that can be used as supplemental and emergency sources of supply.

  Water Quality Regulation

  A stated responsibility of the CPUC is to ensure an adequate supply of healthful, potable water to residents of the state. Accordingly, Suburban's water quality issues are under the regulatory jurisdiction of the CPUC. Suburban's water supply is also subject to regulation by the United States Environmental Protection Agency (the "EPA"), acting pursuant to the 1996 Federal Safe Drinking Water Act (the "US Act"), and by the Office of Drinking Water of the California Department of Health Services (the "DOHS"), acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The US Act establishes uniform minimum national water quality standards, as well as specification of the type of treatment processes to be used for public drinking water. The EPA has an ongoing directive to issue regulations under the US Act in order to require disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies. The Cal Act and the mandate of the DOHS are similar to the US Act and the mandate of the EPA. In many instances the requirements of the DOHS are more restrictive than the EPA.

  Both the EPA and the DOHS have put into effect regulations and other pronouncements that require periodic testing and sampling of water. These regulations specify permissible levels of radio nuclides (including radon), and rules governing lead and copper levels. The regulations mandate corrosion control studies and sampling as well as specifying permissible levels of volatile organic compounds ("VOCs"), herbicides, pesticides and inorganic substances.

  Suburban's water quality personnel regularly sample and monitor the quality of water being distributed throughout the system. Testing, sampling and inspections by Suburban are conducted at the intervals, locations and frequencies required by EPA and DOHS regulations. Chlorination is currently performed to provide a chlorine residual required by the DOHS as a safeguard against bacteriological contamination. In addition to sampling and testing of water performed by Suburban personnel, independent engineers retained by the Boards conduct sampling and testing for certain pollutants such as VOCs. Water samples from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The results of the sampling and testing are made available to all producers, with the cost of such sampling and testing covered by Board assessments to the producers. Suburban provides its customers with an annual water quality report, which, among other things, informs Suburban's customers of the source and quality of the water being provided to them. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, there is no assurance that recovery of such costs will be allowed.

  In June 1998, Suburban detected a substance called N-nitrosodimethylamine ("NDMA") in one of its wells in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. Suburban is currently building a treatment facility that will reduce the NDMA to non-detectable levels. Suburban anticipates completion of this treatment facility in mid-1999.

  In 1997, the San Gabriel Basin Water Quality Authority advised Suburban that the DOHS had detected the contaminant "perchlorate" in the Main San Gabriel Basin. The contaminant was later detected in a well that is operated but not owned by Suburban. For a time, Suburban continued to blend water produced from this well with other water sources, bringing the concentration of perchlorate within the DOHS standards. Subsequently, NDMA was detected in this well in excess of the EPA reference dosage for health risks, at which time, Suburban removed the well from service.

  The potential impact of these contaminants on the results of operations for Suburban is not fully known at this time. Costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements. Suburban anticipates capital expenditures of approximately $2 million to complete construction of the treatment plant described above.

  Water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation. Suburban believes that costs associated with the additional monitoring and testing of its water will be recoverable from ratepayers in future rate increases. There can be no assurance that water sources currently available to Suburban will meet future EPA or DOHS requirements, that recovery of additional costs will be allowed, or that new or revised requirements will not require additional capital expenditures by Suburban in the future.

  Competition and Rate Relief

  Suburban operates under a Certificate of Public Convenience and Necessity granted by the CPUC and is regulated by other state and local governmental authorities having jurisdiction over water service and other aspects of its business. Suburban's water business is dependent upon maintaining this certificate and upon various governmental and court decisions affecting Suburban's water rights and service area.

  Under current CPUC practices, water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include "step" increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. Rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water are accomplished through an abbreviated "offset" proceeding that requires approximately two months from the time of filing a request to the authorization of new rates.

  In 1995, Suburban filed a general rate increase application with the CPUC and negotiated with the CPUC staff a 4.25% ($1,100,000) rate increase, effective April 24, 1996. On December 3, 1996, the CPUC approved Suburban's filing for a 2.62% ($705,000) step increase, effective January 1, 1997. On December 30, 1997, the CPUC approved Suburban's filing for another 2.62% ($740,000) step increase, effective on January 1, 1998. This was the last step increase from the 1995 general rate application. As of March 1999, Suburban had not filed a rate request. In recent years, Suburban has succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests.

  Suburban has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, the inability to increase rates in the event of increases for certain expenses could adversely affect Suburban's results of operations. As permitted by the CPUC, Suburban records the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. Suburban believes that these amounts will be recovered from or returned to the ratepayers through future CPUC-authorized rate adjustments.

  Future Development

  In recent years, Suburban's growth has been limited to extensions into new subdivisions along the periphery of its service areas. There is little area available for new business, industrial construction or residential growth, and as such, significant increases in the number of customers in Suburban's current service area are not expected. In 1998, Suburban entered into an exclusive negotiating agreement with the City of West Covina, California, which is adjacent to its existing service area. The purpose of the agreement, which was extended to July 1999, is to enable the city and Suburban to establish a price that will allow the city to divest itself of its water distribution system and facilities. Successful negotiations would allow Suburban to either purchase or lease the city's water system, adding approximately 7,000 connections to Suburban's customer base.

  The laws of the State of California provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under California law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. Suburban is not aware of any impending proceeding in relation to the condemnation of any portion of its facilities.

  Water utilities require substantial amounts of capital for the construction, extension and replacement of water distribution facilities. This capital is generated from Suburban's operations, from periodic debt financing by Suburban, from lines of credit of Suburban, from contributions in aid of construction received from developers, governmental agencies, municipalities or individuals, and from advances received from developers that are repaid under rules of the CPUC. During 1998, 1997 and 1996, capital expenditures approximated $5,636,000, $5,853,000 and $6,124,000, respectively.

  New Mexico Utilities, Inc.

  Product and Business

  NMUI is a regulated public water utility that provides water supply and sewage collection services for residential, commercial, irrigation, and fire protection customers under jurisdiction of the New Mexico Public Utility Commission ("NMPUC"). NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico. NMUI's service area contains a population of about 23,000 people and covers approximately 34 square miles, of which an estimated 28% has been developed.

  In 1969, Suburban purchased NMUI. In 1987, NMUI became a wholly owned subsidiary of the Company after the NMPUC authorized Suburban to transfer by stock dividend all of the stock of NMUI to Southwest Water Company. Since 1969, NMUI has grown from approximately 800 customers to over 6,600 customers. Most of this growth has come from the extension of water services and sewage collection services into new residential subdivisions and from the development of commercial property. Continuing economic development in NMUI's service area is expected to further increase the number of customers.

  At December 31, 1998, NMUI provided water service to 6,639 customers including 6,017 residential customers, 548 commercial and industrial customers and 74 other customers. NMUI also provided sewer collection service to 6,224 customers including 5,889 residential customers and 335 commercial and industrial customers. During 1998, NMUI's operating revenues were 49% from sales to residential customers and 51% from sales to commercial and industrial customers.

  Seasonal temperature and rainfall variations subject NMUI's business to significant fluctuations. Since most of NMUI's residential customers use more water in hot, dry weather, the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability. The sewer operation revenues and profitability remain relatively constant throughout the year.

  Wells and Other Water Sources

  NMUI owns five wells and three reservoirs and believes that it has adequate water capacity to serve its current customer base as well as new customers in the foreseeable future. NMUI's wells produce water from the Rio Grande Underground Basin. The water supplied by NMUI to its customers is subject to regulation by the EPA and by the State of New Mexico Environmental Improvement Division ("EID"). Samples of water from throughout the system are tested regularly by independent, state certified laboratories, and the results of the tests are sent to the EID. Chlorination is performed to provide an allowable chlorine residual as a safeguard against bacteriological contamination.

  Water supplied by NMUI meets all current requirements of the EPA and the EID, and NMUI anticipates no significant capital expenditures to comply with those requirements. There can be no assurance, however, that water sources currently available to NMUI will meet future EPA or EID requirements, or that such requirements will not require capital expenditures by NMUI. If customer growth continues in NMUI's service area as projected, NMUI may have to increase its water supply capability through additional well construction. To ensure the availability of an emergency supply of water, NMUI has one interconnection with another water purveyor.

  Competition, Regulation and Future Development

  NMUI operates under a Certificate of Public Convenience and Necessity granted by the NMPUC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business. NMUI's water and sewer business is dependent upon maintaining this certificate and upon various governmental and court decisions affecting NMUI's water rights and service area.

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

  The laws of the State of New Mexico provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the utility. Under New Mexico law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system.

  In recent years, the City of Albuquerque (the "City") has annexed a significant portion of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Currently, 52% of NMUI's customers are located within the city limits. As discussed in the Company's 1997 Annual Report on Form 10-K, and Form 10-Q for the quarters ended March 31, June 30, and September 30, 1998, the City has initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in the City's complaint. Under New Mexico state law, there are procedures which would allow the City to take possession of NMUI prior to the resolution of the fair market value issue; however, the Company believes that it has adequate defenses should the City choose to pursue these procedures. Discussions with the City are ongoing but there is no assurance that these discussions will lead to a settlement of the legal action, or that the action will be resolved quickly.

  NMUI's operations are capital intensive. Capital is generated from NMUI's operations; from periodic debt financing by NMUI, from lines of credit of NMUI and the Company, from contributions in aid of construction received from developers, and from advances received from developers which are repaid under rules of the NMPUC. During 1998, 1997 and 1996, capital expenditures approximated $5,727,000, $8,916,000 and $8,169,000, respectively. The decrease in capital expenditures in 1998 compared to 1997 was primarily due to the completion of a new well in 1997.

Item 2.  Properties

  The Company's corporate offices are located in West Covina, California, where the parent company leases approximately 7,500 square feet of office space for its headquarters.

  A.  Contract Operations

  ECO Resources, Inc.

  ECO owns 4.3 acres and a 17,000 square-foot building for its fleet and maintenance operations in the Houston, Texas area, and 10 acres and a 10,000 square-foot building for its office, fleet and maintenance operations in Austin, Texas. In addition, ECO owns or leases 316 vehicles and other equipment used in daily operations. ECO leases approximately 30,000 square feet of office, warehouse and laboratory space in eight facilities in the Houston, Texas area; the Rio Grande Valley, Texas area; Mississippi; New Mexico; and California.

  B.  Regulated Utility Operations

  Suburban leases an office building with approximately 14,600 square feet of office space for its headquarters in Covina, California. Suburban also owns a 3,550 square foot building in La Puente, California, and a 3,200 square foot building in La Mirada, California that are used for its district operations. NMUI leases 4,012 square feet of space in an office building for its headquarters in Albuquerque, New Mexico and owns a 2,400 square foot warehouse that is used for its field supplies and equipment.

  Suburban Water Systems

  Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban also owns and operates a water treatment facility, which was placed in service during 1997. Suburban has rights-of-way and easements in its service area necessary to provide water services. At December 31, 1998, Suburban owned 704 miles of transmission and distribution mains and 27 storage reservoirs with a total capacity of 56 million gallons. Suburban also owns 15 active wells with a total pumping capacity of approximately 37,000 gallons per minute. These facilities vary as to age and quality, but each is believed by Suburban to be in good condition and adequate for current operations. Suburban intends to continue its capital expenditure program and construct and replace reservoirs, wells and transmission and distribution lines in future years, as needed and approved by the CPUC. Suburban employees perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by Suburban were approximately $1,792,000 in 1998 and constituted approximately 11% of its operating expenses.

  Virtually all property of Suburban other than 11.4 acres of vacant land in La Puente, California is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the "Suburban Indenture"), as amended February 7, 1990, January 24, 1992 and October 9, 1996, securing Suburban's First Mortgage Bonds. The Suburban Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that Suburban may pay to the Company. The vacant land in La Puente, California is neither necessary nor used for utility operations and is currently in escrow, pending completion of a sale transaction.

  New Mexico Utilities, Inc.

  NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. NMUI has rights-of-way and easements in its service area necessary to provide water and sewer services. At December 31, 1998, NMUI owned five wells, 135 miles of transmission and distribution mains and three storage reservoirs with a total capacity of eight million gallons. NMUI's wells have a total pumping capacity of 9,525 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and 101 miles of interceptor and collector lines. Wastewater is treated at a facility owned by the City of Albuquerque. These facilities vary as to age, and each is believed by NMUI to be adequate for current and foreseeable operations. Employees of NMUI or outside contractors perform normal maintenance and construction work on these facilities. Ongoing maintenance and repair expenses were approximately $178,000 in 1998 and constituted approximately 21% of NMUI's operating expenses.

  Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage and Deed of Trust (the "NMUI Indenture") dated February 14, 1992, as amended May 15, 1992 and October 21, 1996, securing NMUI's First Mortgage Bonds. The NMUI Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that NMUI may pay to the Company.

Item 3.  Legal Proceedings

  As discussed in the Company's 1997 Annual Report on Form 10-K, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al vs. Suburban Water Systems, et al action ("Santamaria"). The amended complaint lists approximately 350 plaintiffs who contend, in essence, that they or deceased family members are or were long-time residents of the San Gabriel Valley ("the Valley") and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances in their drinking water resulting in serious illness or, in some cases, wrongful death. Of that number, 77 contend that they received their water from Suburban. Suburban and the Company filed demurrers (i.e. motions to dismiss the action) which alleged that the action must be dismissed because exclusive jurisdiction of the subject matter rests with the CPUC. On August 27, 1998, the Superior Court Judge agreed and dismissed the case as to all water utility defendants. The plaintiffs have appealed that decision.

  As discussed in the Company's Form 10-Q Reports for the quarters ended March 31, 1998 (the "March Report"), June 30, 1998 (the "June Report") and September 30, 1998 (the "September Report"), the Company and Suburban were served with a summons and complaint in a second action entitled Christine Boswell et al vs. Suburban Water Systems, et al, in the Los Angeles County Superior Court. There are 14 plaintiffs and the allegations against Suburban are similar to those in Santamaria. Since the filing of the September Report, the Court of Appeal has issued an order setting forth a briefing schedule for a review of the plaintiffs' petition requesting that the trial court be required to terminate a stay order issued with respect to this action and rule on the demurrers filed by the defendants. The water utility defendants asked the Court of Appeal to order the trial court to dismiss these actions based on the exclusive jurisdiction of the CPUC. The Court of Appeal has now issued an order to show cause why such an order should not be issued, and this request for dismissal will be argued on April 19, 1999.

  A third action, Anthony Anderson, et al vs. Suburban Water Systems, et al was filed in the Los Angeles County Superior Court. The allegations of the Anderson action are virtually identical to the Santamaria action and involve approximately 180 plaintiffs. Of that number, 57 claim to be customers of Suburban. By stipulation of the parties, this case is stayed pending the outcome of the Santamaria appeal.

  A fourth action, Demciuc, et al vs. Suburban Water Systems, et al was filed in the Los Angeles County Superior Court and was served in September 1998. In that case, 10 consumers are making claims against Suburban. That action is similar to the Boswell action and involves two other water purveyors and five industrial defendants. All of the parties to the Demciuc action have agreed to stay that action pending the outcome of the Boswell petitions.

  The Company and Suburban have recently been named as Doe Defendants in the following cases: Georgiana Dominguez vs. Southern California Water Company, et al, Jeff Adler vs. Southern California Water Company, et al, Loretta Celi vs. San Gabriel Valley Water Company, et al, and Shamille A. Criner vs. San Gabriel Water Company, et al, all pending in the Los Angeles County Superior Court. These complaints are similar to the complaints in the Boswell and Demciuc cases discussed above. These complaints allege service of water to the Plaintiffs by water companies other than Suburban and it is unknown what the charging allegations would be as to Suburban and the Company. These cases are all stayed pending resolution of the above referenced writs in the Appellate Court.

  The Company and Suburban intend to vigorously defend all pending actions, and have requested that their liability insurance carriers defend and indemnify the Company and Suburban. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Based upon information available at this time, management does not expect that these actions will have a material effect on the Company's financial position or results of operations.

  Suburban has applied for and received CPUC authority to establish and maintain a memorandum or tracking account to accumulate all costs and fees incurred by Suburban in defense of these actions and any similar actions which may be filed. Costs and fees incurred in legal actions against industrial potentially responsible parties, and costs and fees incurred in seeking recovery against Suburban's insurance carriers are included in this memorandum account. The Company and Suburban are unable to estimate or predict whether the CPUC will ultimately allow Suburban to recover these accumulated costs and fees from Suburban's customers or, if such recovery is allowed, how much of such costs and fees will be recoverable.

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

  In October 1998, the Company and ECO were served with a summons and complaint in an action entitled Patrick K. Accrocco, et al vs. ECO Resources, Inc., et al in the District Court of Fort Bend County, Texas. The action arises out of a fatal automobile accident that occurred in September 1998 and involved an ECO truck. The plaintiffs allege that the accident was caused by the driver's negligence and that ECO and the Company were negligent in hiring, training, monitoring, and supervising the driver. The plaintiffs seek damages for pecuniary loss, loss of companionship and society, loss of consortium, and mental anguish in an amount to be determined at trial. The Company and ECO maintain automobile liability insurance and umbrella liability policies in an aggregate amount that the Company believes to be greater than any award that the plaintiffs may obtain. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. The Company, ECO and the ECO truck driver are being defended in this action by legal counsel appointed by the Company's automobile liability carrier, and have answered denying any liability to the plaintiffs. Based on the information available at this time, management does not expect that this action will have a material affect on the Company's financial position or results of operations.

  As discussed in the Company's 1997 Annual Report on Form 10-K and in Item 1, hereof, the City of Albuquerque (the "City") initiated an action in eminent domain to acquire the operations of NMUI. At present, discussions are ongoing, and the City desires a rapid resolution to the legal action. The Company is participating in these discussions. However, there is no assurance that these discussions will lead to a settlement of the legal action, or that a resolution will be reached quickly.

  As discussed in the Company's 1997 Annual Report on Form 10-K, Suburban and the Company were served with a complaint in September 1995, wherein the plaintiff claimed that, while working in the 1950s and 1960s for an independent contractor hired by Suburban, he was exposed to asbestos fibers and contracted mesothelioma. Information as to the action is set forth in the March Report.
In January 1999, the case was settled for an amount, which will be funded by the Company's insurance carriers after general releases are exchanged between the Company and the claimants.

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

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 4a. Executive Officers of the Registrant

The Board of Directors elects the executive officers of the Company each year at its first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of the Company, nor are there any agreements or understandings between any such officer and another person pursuant to which he or she was elected an officer. There are no legal proceedings of the types required to be disclosed pursuant to the instructions to this item involving any executive officer. Information about the Chairman of the Board and President of the Company is set forth in Part III, Item 10, Directors and Executive Officers of the Registrant on page 41. The executive officers of the Company and its subsidiaries are as follows:

Name                 Age     Position and Offices Currently Held and Business Experience     Date Elected
------------------------------------------------------------------------------------------------------------
Peter J. Moerbeek    51      President of ECO                                                   Nov-98
                             Director of Suburban and ECO                                       Oct-95
                             Secretary of the Company, Suburban and ECO                         Oct-95
                             Chief Financial Officer of the Company                             Aug-95
                             Previously Executive Vice President Finance and
                                Operations of Pico Products, Inc. and Pico Macom, Inc.
                                (1989-1995)

Thomas C. Tekulve    47      Vice President Finance of the Company                              Jan-99
                             Previously Vice President, Chief Financial Officer
                                SafeGuard Health Enterprises Inc. (1995-1999)
                             Previously (and most recently serving as) Director of Finance,
                                International Operations Beckman Instruments (1984-1995)

Michael O. Quinn     52      President of Suburban                                              May-96
                             Director of Suburban                                               May-93
                             Chief Operating Officer of Suburban                                Apr-92
                             Previously President of ECO (1985-1992)

Robert L. Swartwout  57      Director of NMUI                                                   May-93
                             President and General Manager of NMUI                              Mar-92
                             Previously Consulting Associate, Robert Witter &
                                Associates, Inc. (1985-1992)

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

  The Company is in the process of drafting an S-3 Registration Statement to register approximately 255,000 shares held by affiliates of the Company. These shares were issued many years ago and were not registered under the Securities Act of 1933. The Company anticipates the S-3 filing will be completed by April 30, 1999. There will be no proceeds to the Company related to this filing.

  The following table shows the range of market prices of Southwest Water Company's common shares. The prices shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends, have been restated to reflect stock dividends of five percent on January 2, 1998, and 20 percent on January 2, 1997 as well as a 5-for-4 stock split in the form of a stock dividend on October 1, 1998. The shares are traded on the Nasdaq Stock Market symbol SWWC. The current quarterly dividend rate is $.08 per common share. At December 31, 1998, there were 2,167 stockholders of record.

                                        1998                          1997
                      ------------------------------------------------------------
                                Market Price Range            Market Price Range
                                --------------------          --------------------
                      Dividends    High      Low    Dividends    High      Low
----------------------------------------------------------------------------------
1st Quarter            $0.072      $13.80    $11.70  $0.069      $11.81     $9.14
2nd Quarter            $0.072      $14.00    $11.90  $0.069      $10.67     $8.86
3rd Quarter            $0.080      $14.60    $10.50  $0.069      $10.86     $7.81
4th Quarter            $0.080      $17.00    $12.60  $0.072      $15.05    $10.10
----------------------------------------------------------------------------------

Item 6.  Selected Financial Data

  Earnings per common share, cash dividends per common share and basic and diluted weighted-average outstanding common shares have been adjusted to reflect a 5-for-4 stock split in the form of a stock dividend on October 1, 1998, and stock dividends of five percent on January 2, 1998, 20 percent on January 2, 1997, and five percent on January 2, 1996.

Years Ended December 31,                               1998            1997           1996          1994
-----------------------------------------------------------------------------------------------------------
                               (in thousands except per share amounts and numbers of customers)
Summary of Operations
Operating revenues                                    $ 72,146       $ 71,005        $ 66,145      $50,932
Operating income                                      $  8,055       $  7,215        $  5,734      $ 3,849
Gain on sales of land                                 $    110                                     $     -
Net income                                            $  3,349       $  2,601        $  1,923      $ 1,057
Net income available for common shares                $  3,322       $  2,574        $  1,896      $ 1,029
-----------------------------------------------------------------------------------------------------------
Common Share Data
Earnings per common share:
    Basic                                             $   0.79       $   0.62        $   0.46      $  0.26
    Diluted                                           $   0.77       $   0.61        $   0.46      $  0.25
Cash dividends per common share                       $   0.30       $   0.28        $   0.26      $  0.24
Weighted average outstanding common shares:
    Basic                                                4,198          4,135           4,088        3,982
    Diluted                                              4,307          4,224           4,104        4,038
-----------------------------------------------------------------------------------------------------------
Statistical Data
Working capital (deficit)                             $ (2,678)      $    473        $ (4,079)     $(1,951)
Capital additions                                     $ 11,921       $ 15,202        $ 15,212      $ 8,684
Property, plant and equipment, net                    $109,238       $102,136        $ 91,414      $72,136
Total assets                                          $129,927       $123,100        $111,416      $86,834
Long-term debt - First Mortgage Bonds                 $ 28,900       $ 29,800        $ 30,700      $20,500
Stockholders' equity                                  $ 35,143       $ 32,427        $ 30,400      $28,532
Return on average common equity                           10.0%           8.3%            6.5%         3.7%
Number of utility customers                             73,482         72,319          70,976       69,012
-----------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

  Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban for the replacement and renovation of existing water utility facilities and by construction expenditures for new water and wastewater utility facilities at NMUI. The Company's cash flow may also be influenced by new business development and acquisition costs.

  At December 31, 1998, the Company had cash and cash equivalent balances totaling $394,000 and unused lines of credit of $10,721,000, with a total line of credit capacity of $16,000,000. The Company has three lines of credit from three commercial banks, one of which expires in 1999. The other two lines of credit were renewed in September 1998 and expire in 2000. The Company expects to renew its lines of credit in the normal course of business. During 1998, the Company repaid $1,852,000 on its lines of credit. In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $36,965,000. However, the amount of additional borrowing available to the Company under its current bank lines of credit is limited by financial covenants that restricted additional borrowing at December 31, 1998 to the unused credit line amount. As of December 31, 1998, the Company was in compliance with all applicable financial covenants as required by its line of credit agreements.

  The Company's additions to property, plant and equipment totaled $11,921,000 during 1998 representing a decrease of $3,281,000 when compared to the additions in 1997. The decrease was attributable to the completion of major projects in 1997. Capital expenditures are estimated to be approximately $10,000,000 in 1999. Developers made contributions in aid of construction ("CIAC"), and advances totaling $5,169,000, of which $3,394,000 was received in cash. The cost of Company-financed capital additions was $6,752,000, which was paid for primarily by cash flow from operations. The Company anticipates that cash flow from operations will be sufficient to fund Company-financed additions to property, plant and equipment during the next year. However, short-term borrowing is available to meet construction requirements not funded by operations, advances by developers or CIAC.

  The Company anticipates that its available short-term borrowing capacity and its cash flow generated from operations will be sufficient to fund its activities during 1999. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company were unable to renew its existing lines of credit or unable to obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company were to need additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

REGULATORY AFFAIRS AND INFLATION:

  Regulation:

  ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with MUDs are short-term contracts and do not generally include inflation adjustments. ECO's longer-term water and wastewater service contracts, primarily with cities, typically include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis

  The CPUC and the NMPUC regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. Although the Company is not currently seeking any rate increase, future construction expenditures and increased direct operating expenses may require periodic requests for rate increases in the future.

  Regulatory Developments

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

  In 1996, the residents of the State of New Mexico passed a constitutional amendment to combine the NMPUC and the New Mexico Corporation Commission ("NMCC") and create the New Mexico Public Regulatory Commission ("NMPRC"). The NMPRC became effective under the enacted legislation on January 1, 1999 and consists of five elected officials. Also, a legislative committee is currently reviewing proposed changes to the Public Utilities Act (the "PUA"). The Company cannot predict if or when changes to the PUA will ultimately occur or, if changes are enacted, the impact on NMUI's financial position or results of operations.

ENVIRONMENTAL AFFAIRS:

  Suburban and NMUI operations fall under the regulatory jurisdiction of the CPUC and the NMPUC, respectively. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the EPA and various state regulatory agencies. The EPA and state regulatory agencies continue to promulgate new regulations mandated by the Federal Water Pollution Control Act, the Safe Drinking Water Act (as reenacted in 1996), and the Resource Conservation and Recovery Act. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations. Costs associated with the testing of the Company's water supplies have, however, increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, if any, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed.

YEAR 2000 COMPUTER COMPLIANCE:

  The Year 2000 ("Y2K") issue is the result of software applications using a two-digit code instead of a four-digit code to identify the year. Such applications may be unable to interpret dates beyond 1999, which could result in system failure or erroneous data in the year 2000 causing potentially serious disruptions in operations. The Company began evaluating the Y2K issue in 1997 and has implemented a five-phase plan to assess its exposure from potential Y2K related failures in its internal systems and those of its significant suppliers, vendors and customers.

  The first phase of the plan is to conduct an inventory of all systems and programs to determine which might be affected by the Y2K issue. The second phase involves assessment and determination as to the correction of any Y2K issues that are identified in the first phase of the Company's plan. The third phase of the plan involves implementation and testing of the corrective measures. The fourth phase of the plan is to ensure that all significant Y2K issues have been properly corrected and all critical internal systems are Y2K compliant. The final phase of the plan is to assess whether the Company's principal suppliers, vendors and material customers have Y2K issues that could adversely affect the Company.

  The first phase of the plan, conducting an inventory of systems and programs that may be affected by Y2K, has been substantially completed. The Company's billing and general ledger systems are already substantially Y2K compliant. For those systems that are not compliant, the second phase of the plan, identifying corrective measures, has been substantially completed with solutions identified to correct the existing system problems. The third phase of the plan, implementation and testing of corrective measures was substantially completed in the first quarter of 1999. Final critical internal systems are expected to be Y2K compliant without material deviation by July 1999 (phase four). In the event compliance is not possible, the Company will consider replacing non-compliant software. Costs to be incurred in order for the Company to be Y2K compliant are not expected to have a material effect on the Company's financial position or results of operations.

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

  The Company relies on relatively low technological equipment and processes for its water and wastewater treatment operations. If necessary, the Company has the ability to operate its water and wastewater systems manually should internal computer systems fail. On January 1, 2000, the Company plans to have operations personnel on site and available to operate the systems manually in the event that any internal computer systems fail. However, a long-term loss of electrical power would have a material adverse effect on the operations of the Company, the Company's financial position and the results of operations.

NEW ACCOUNTING STANDARDS

   In 1999, the Company will be required to implement SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, the Company does not have any derivative instruments which require disclosure under SFAS No. 133 and it is not expected to have any effect on the Company's financial position or results of operations.

RISK FACTORS

  Certain statements contained in this Annual Report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

   The forward-looking information referred to above includes but is not limited to revenue backlog information, expectations regarding sales growth and new contracts, and potential acquisitions, weather conditions, changes in business conditions, legal and other contingencies among other matters.

   Weather

   There is seasonality to the water services industry; thus the results of operations for one period do not necessarily indicate results to be expected in another period. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the second and third quarters of each year when weather tends to be hot and dry. Drought conditions would have the effect of lowering revenue due to conservation efforts of the consumer and less water available to the utilities. The Company's contract operations business can also be seasonal in nature. Heavy rainfall tends to hamper the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall by contrast may create additional opportunities for additional billable work outside the scope of existing contracts. Drought conditions would not necessarily affect the Company's contract operations because of the base fee and fixed fee contracts, but could affect the Company's opportunities for additional billable work outside the scope of the contracts.

   Contract Operations

   The water and wastewater management business is highly competitive. In the United States, municipal employees perform the majority of water and wastewater utility operations. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is beneficial to the city or the MUD. There is no assurance that the city will choose to outsource, or will select ECO as its operator at the end of the sales effort. While industry renewal rates tend to be high, periodically, cities change operators or terminate outsourcing at the end of a contract. An inability to renew its existing contracts could have a material adverse impact on the Company. In addition, a city or MUD could cancel a long-term contract without notice, and in breach of the contract. This would not only result in loss of revenue and operating profits, but could potentially involve the Company in litigation.

  Risk of Failure to Manage Growth

  The Company continues to expand its business and is actively seeking acquisitions and joint ventures to improve the Company's position in the contract water and wastewater business. This kind of growth demands experienced and qualified personnel to manage the transition as the Company expands. The success of future business development and growth relies heavily on the Company's ability to retain qualified personnel to operate and manage its new business ventures. There can be no assurance that the Company will successfully manage this growth and failure to do so could have a material adverse effect on the Company.

  Water Quality and Contamination

  As previously discussed in Item 1, in June 1998, Suburban detected a substance called NDMA in one of its wells in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. As set forth in Item 1, Suburban is building a treatment facility that will reduce the NDMA to non-detectable levels. In 1997, the San Gabriel Basin Water Quality Authority advised Suburban that the DOHS had detected the contaminant "perchlorate" in the Main San Gabriel Basin. The contaminant was later detected in a well that is operated but not owned by Suburban. Subsequently, NDMA was detected in this well, at which time, Suburban removed the well from services. Suburban has instituted corrective measures with respect to these contaminants; however, the potential impact of these contaminants on the results of operations for Suburban is not fully known at this time. Costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements.

  The EPA has conducted numerous studies of underground water in the Main San Gabriel Basin (the "Main Basin") and in 1984 named the Main Basin as a Super-fund site. Several large industrial companies were named as potentially responsible parties ("PRPs") for allegedly causing the contamination.
Suburban's facilities were not named as sources of the contamination in the Main Basin. However, individual government officials have suggested that, because of their pumping operations, the Main Basin water producers may have clean-up liability under certain environmental statutes. The EPA is expected to continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any other governmental agency has identified Suburban or other water producers as PRPs. However, the Company currently is involved in litigation concerning the quality of the Main Basin groundwater as described in Item 3, Legal Proceedings.

  In 1979, volatile organic compounds ("VOCs") were discovered in the Main Basin. While most of the VOC contamination was found outside Suburban's service areas, subsequent underground water sampling resulted in the discovery of four large areas of groundwater VOC contamination. One of the areas includes Suburban's Bartolo Well Field, which contains four of Suburban's producing wells. Suburban produces approximately 26% of its total water production from these wells. Currently, the water delivered to Suburban's customers wells does not contain VOCs in excess of established MCLs. To date, water produced from the Bartolo Well Field and other wells owned by Suburban in the Main Basin meets all applicable governmental requirements. Suburban has taken measures to ensure that it has an adequate supply of potable water that meets all applicable governmental standards. Technology exists to remove VOC contaminants from basin water. However, there is no assurance that either such technology will be adequate in the future to reduce the amounts of VOCs and other contaminants in the Main Basin to acceptable levels or the costs of such removal will be fully recoverable from Suburban's customers. To date, Suburban has been permitted to recover all expenses associated with water quality maintenance from its ratepayers.

  In addition to these matters set forth, there can be no assurance that other water quality and contamination issues exist but are not known to the Company at this time. There is no assurance that, in the future, governmental authorities will not seek to recover clean-up costs from Suburban or that PRPs will not seek contributions from water producers for clean-up costs. If Suburban were required to pay clean-up costs, it would seek to recover such costs through increased rates to its customers. This practice has been permitted by the CPUC in the past; however, there can be no assurance that Suburban would be allowed to recover such costs in the future.

RESULTS OF OPERATIONS:

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Diluted earnings per common share (adjusted for a 5-for-4 stock split in the form of a stock dividend on October 1, 1998 and a 5% stock dividend on January 2, 1998) were $.77 in 1998 compared to $.61 in 1997.

  Operating income increased $840,000 or 12%, and, as a percentage of operating revenues, was 11% in 1998 compared to 10% in 1997. ECO's operating income increased $615,000 due to increased revenue from new contracts, additional billable work performed outside the scope of the existing contracts, and aggressive cost containment measures that reduced operating costs as a percentage of revenue. Operating income at the utilities increased $87,000.
The increase in operating income was primarily due to the addition of new customers and increased customer water consumption at NMUI. The increase was offset by decreased water sales at Suburban because of inclement weather in California as a result of El Nino-generated storms. Parent company expenses decreased $138,000, primarily due to decreases in compensation-related expenses.

  Operating revenues

  Operating revenues increased $1,141,000 or 2%. ECO's revenues increased $1,859,000, primarily as a result of revenues from new contracts and additional work performed outside the scope of existing contracts. ECO's net increase in revenue reflects a loss of approximately $2,400,000 in revenue with respect to an O&M contract in New Mexico, which was not renewed in 1998. Water utility revenues decreased $718,000, primarily due to 10% reduction in water consumption by Suburban's customers due to El-Nino-generated storms. The decrease was partially offset by the positive effects of a rate increase, and also by the addition of new customers at NMUI.

  Direct operating expenses

  Direct operating expenses increased $317,000. As a percentage of operating revenues, these expenses decreased to 73% in 1998 from 74% in 1997. ECO's direct operating expenses increased $855,000, due primarily to higher expenses associated with new contracts and increased billable work. Water utility direct operating expenses decreased $538,000, due primarily to the decrease in water consumption by Suburban's customers. The decrease was partially offset by additional direct operating expenses in NMUI as a result of new customers.

  Selling, general and administrative

  Selling, general and administrative expenses decreased $16,000. As a percentage of operating revenues, these expenses were 15% in 1998 and 16% in 1997. ECO's selling, general and administrative expenses increased $389,000, due primarily to expanded marketing efforts. General and administrative expenses at the utilities decreased $267,000, primarily due to cost containment measures intended to offset the effect of reduction in revenue. Parent company expenses decreased $138,000, primarily due to decreases in compensation-related expenses.

  Other income and expense

  Interest expenses decreased $241,000, primarily due to a reduction in the line of credit balances, and lower interest rates during the year. In October 1998, Suburban sold two parcels of land not used in or useful to utility operations, and recorded a gain of $110,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Diluted earnings per common share (adjusted for a 5-for-4 stock split in the form of a dividend on October 1, 1998 and stock dividends of 5% on January 2, 1998 and 20% on January 2, 1997) were $.61 in 1997 as compared to $.46 in 1996.

  Operating income increased $1,481,000 or 26%, and, as a percentage of operating revenues, increased from 9% in 1996 to 10% in 1997. ECO's operating results improved $713,000, due to increased revenue from new contracts, aggressive cost containment measures, and restructuring of marketing responsibilities. Operating income at the utilities increased $1,311,000, due primarily to increased water sales at Suburban and the positive effects of a water rate increase. Parent company expenses increased $543,000, primarily due to increases in insurance expenses, legal reserves and compensation-related expenses.

  Operating revenues

  Operating revenues increased $4,860,000 or 7%. ECO's revenues increased $2,612,000, primarily as a result of revenue from new contracts and additional work performed outside the scope of existing contracts. Water utility revenues increased $2,248,000, primarily due to warmer weather in Southern California resulting in a 4.6% increase in water consumption by Suburban's customers. Suburban also benefited from a water rate increase.

  Direct operating expenses

  Direct operating expenses increased $2,337,000 or 5%. As a percentage of operating revenues, these expenses decreased from 76% in 1996 to 74% in 1997. ECO's direct operating expenses increased $1,778,000, resulting primarily from higher expenses associated with new contracts and increased billable work.
Water utility direct operating expenses increased $559,000, primarily reflecting the increase in water consumption by Suburban's customers.

  Selling, general and administrative

  Selling, general and administrative expenses increased $1,042,000 or 10%. As a percentage of operating revenues, these expenses increased from 15% in 1996 to 16% in 1997. ECO's selling, general and administrative expenses increased $121,000, due to insurance, legal, compensation-related benefits, consulting expenses and increased sales and marketing expenses. General and administrative expenses at the utilities increased $378,000, primarily due to increased legal reserves, insurance, compensation-related benefits, and outside services. General and administrative expenses of the parent company increased $543,000, primarily due to the increases in insurance expenses, legal reserves and compensation-related expenses.

Other income and expense

  Interest expenses increased $376,000, primarily due to increased line of credit balances during the year.

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Financial Statement Schedule

         Independent Auditors' Report .............................................................................      20

         Consolidated Statements of Income-Three Years Ended December 31, 1998.....................................      21

         Consolidated Balance Sheets-December 31, 1998 and 1997....................................................      22

         Consolidated Statements of Changes in Common Stockholders' Equity-
             Three Years Ended December 31, 1998...................................................................      23

         Consolidated Statements of Cash Flows-Three Years Ended December 31, 1998.................................      24

         Notes to Consolidated Financial Statements................................................................   25-38

         Schedule II- Valuation and Qualifying Accounts-Three Years Ended December 31, 1998........................      41

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Southwest Water Company:

We have audited the consolidated financial statements of Southwest Water Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the supplementary financial statement schedule II, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
January 27, 1999


Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                                     For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                    1998                1997        1996
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands except per share data)
Operating Revenues  (Note 12)                                                   $72,146             $71,005     $66,145
Operating Expenses:
Direct operating expenses                                                        53,011              52,694      50,357
Selling, general and administrative                                              11,080              11,096      10,054
------------------------------------------------------------------------------------------------------------------------
                                                                                 64,091              63,790      60,411
------------------------------------------------------------------------------------------------------------------------
Operating Income (Note 12)                                                        8,055               7,215       5,734
Other Income (Expense):
Interest expense                                                                 (2,984)             (3,225)     (2,849)
Interest income                                                                      91                  94         100
Gain on sale of land                                                                110                   0           0
Other                                                                               268                 367         313
------------------------------------------------------------------------------------------------------------------------
                                                                                 (2,515)             (2,764)     (2,436)
Income Before Income Taxes                                                        5,540               4,451       3,298
Provision for income taxes (Note 7)                                               2,191               1,850       1,375
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                        3,349               2,601       1,923
Dividends on Preferred Shares (Note 9)                                               27                  27          27
------------------------------------------------------------------------------------------------------------------------
Net Income Available for Common shares                                          $ 3,322             $ 2,574     $ 1,896
------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share (Notes 8 and 9)
     Basic                                                                        $0.79               $0.62       $0.46
     Diluted                                                                      $0.77               $0.61       $0.46
------------------------------------------------------------------------------------------------------------------------

Cash Dividends per Common Share (Note 9)                                          $0.30               $0.28       $0.26
------------------------------------------------------------------------------------------------------------------------

Weighted Average Outstanding Common Shares (Notes 8 and 9):
     Basic                                                                        4,198               4,135       4,088
     Diluted                                                                      4,307               4,224       4,104
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


Southwest Water Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                                                    December 31,
---------------------------------------------------------------------------------------------------
Assets                                                                            1998       1997
---------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                       $    394    $  1,237
Customers' accounts receivable, less allowance for doubtful accounts
   $895 in 1998 and $711 in 1997)                                                  8,630       7,286
Other current assets                                                               2,586       2,976
----------------------------------------------------------------------------------------------------
                                                                                  11,610      11,499
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost (Note 3)                        144,690     133,936
Contract operations property, plant and equipment -- at cost                       4,678       4,854
----------------------------------------------------------------------------------------------------
                                                                                 149,368     138,790
Less accumulated depreciation and amortization                                    40,130      36,654
----------------------------------------------------------------------------------------------------
                                                                                 109,238     102,136
Other Assets (Note 2)                                                              9,079       9,465
----------------------------------------------------------------------------------------------------
                                                                                $129,927    $123,100
----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank notes payable (Notes 4 and 6)        $  1,679    $    900
Accounts payable                                                                   2,782       1,214
Other current liabilities (Note 5)                                                 9,827       8,912
----------------------------------------------------------------------------------------------------
                                                                                  14,288      11,026
Other Liabilities and Deferred Credits:
Long-term debt (Note 6)                                                           28,900      29,800
Bank notes payable (Note 4)                                                        4,500       7,131
Advances for construction                                                          8,049       7,931
Contributions in aid of construction                                              31,706      27,822
Deferred income taxes (Note 7)                                                     4,430       4,130
Other liabilities and deferred credits                                             2,911       2,833
----------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                            94,784      90,673

Commitments and Contingencies (Note 13)
Stockholders' Equity (Notes 8, 9 and 10):
Cumulative preferred stock                                                           517         517
Common stock                                                                          42          33
Paid-in capital                                                                   30,127      29,469
Retained earnings                                                                  4,457       2,420
Unamortized value of restricted stock issued                                           0         (12)
----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        35,143      32,427
----------------------------------------------------------------------------------------------------
                                                                                $129,927    $123,100
----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

                                       For the Years Ended December 31, 1996, 1997 and 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)

                                                                                        Common Stock
                                                                              Preferred Number of            Paid-in    Retained
                                                                                Stock     Shares   Amount    Capital    Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                                                     $   517      2,576   $   26   $ 18,715     $10,045

Dividend reinvestment and
  employee stock purchase plans                                                                25                 287

Stock options exercised                                                                         1                   8

20% stock dividend                                                                            520        5      7,149      (7,154)

Net income                                                                                                                  1,923

Cash dividends declared                                                                                                    (1,086)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                        517     3,122       31     26,159       3,728

Dividend reinvestment and
  employee stock purchase plans                                                                29                 383

Stock options exercised                                                                        20                 194

5% stock dividend                                                                             159        2      2,733      (2,735)

Net income                                                                                                                  2,601

Cash dividends declared                                                                                                    (1,174)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                        517     3,330       33     29,469       2,420

Dividend reinvestment and
  employee stock purchase plans                                                                28        1        432

Stock options exercised                                                                        20                 226

5 -for-4 stock split in the form of a stock dividend                                          843        8                     (8)

Net income                                                                                                                  3,349

Cash dividends declared                                                                                                    (1,304)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                     $  517     4,221      $42    $30,127      $4,457
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                        1998       1997        1996
-------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

Cash Flows from Operating Activities:
Net income                                                             $  3,349   $  2,601    $  1,923

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                           4,265      4,162       3,887
  Deferred income taxes                                                     300        732         160
  Gain on sale of land                                                      110          0           0
  Changes in assets and liabilities:
        Customers' accounts receivable                                   (1,344)       930        (431)
        Other current assets                                                390       (890)        442
        Accounts payable                                                  1,568       (299)       (756)
        Other current liabilities                                           916      1,343         550
        Other, net                                                          108       (210)        204
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 9,662      8,369       5,979
-------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                            (10,146)    (9,384)    (11,775)
  Proceeds from sale of land                                                116          0           0
  Investment in Windermere Utility Company (Note 2)                           0          0      (3,000)
  Other investments, net                                                    120       (338)          0
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (9,910)    (9,722)    (14,775)
-------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Contributions in aid of construction                                    2,799      1,501       1,960
  Advances for construction                                                 595        447          89
  Net proceeds from dividend reinvestment and employee
     stock purchase plans                                                   506        370         271
  Net borrowings on (repayments of) bank notes payable                   (1,852)     1,942      (2,986)
  Dividends paid                                                         (1,266)    (1,155)     (1,050)
  Payments on long-term debt                                               (900)      (900)       (900)
  Payments on advances for construction                                    (477)      (405)       (582)
  Proceeds from issuance of long-term debt                                    0          0      12,000
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        (595)     1,800       8,802
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (843)       447           6
Cash and cash equivalents at beginning of year                            1,237        790         784
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $    394   $  1,237    $    790
-------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
     Interest                                                          $  3,029   $  3,189    $  2,776
     Income taxes                                                      $  1,355   $    805    $  1,573
Non-cash contributions in aid of construction and advances
         for construction conveyed to Company by developers            $  1,775   $  5,818    $  3,437

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Southwest Water Company and its subsidiaries ("the Company") provide water management services through contract and utility operations.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The principal subsidiaries are ECO Resources, Inc. ("ECO"), Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). All significant intercompany transactions have been eliminated.

Regulation: Suburban and NMUI conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission ("CPUC") and the New Mexico Public Utility Commission ("NMPUC"), respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could be affected. Actual results may differ from these estimates.

Recognition of Revenues: Revenues from contract operations are recognized as services are performed. Water utility revenues include amounts billed to customers and an estimated amount of unbilled revenue for water used to the end of the accounting period.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt approximates fair value. At December 31, 1998, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring disclosure.

Property, Plant and Equipment: Property, plant and equipment used in contract operations are depreciated on the straight-line method over estimated useful lives ranging from five to 30 years. The cost of additions to utility plant includes labor, material and capitalized interest. Capitalized interest of $147,000, $63,000 and $141,000 was capitalized in 1998, 1997 and 1996, respectively. The cost of utility plant retired, including net removal costs, is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method. Depreciation expense on average gross depreciable plant was 3.1% in 1998 and 3.2% in both 1997 and 1996.

Other Assets: Included in other assets is the Company's investment in Windermere Utility Company ("Windermere") as described in Note 2. Regulatory assets representing amounts that will be recovered from utility customers through rate adjustments authorized by the CPUC and NMPUC are also included in other assets along with land no longer used in utility operations. Additionally, other assets include deferred debt expenses that are being amortized over the lives of the related debt issues.

The Company regularly reviews its long-lived assets for impairment. This review includes regulatory assets and assets excluded from rate base by regulators. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The most significant items are in the tax effects of accelerated depreciation, advances for construction and contributions in aid of construction. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the enactment occurs.

When the Company adopted SFAS No. 109, "Accounting for Income Taxes," Suburban and NMUI recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and NMPUC. The regulatory assets and regulatory liabilities are expected to be recovered from, or refunded to utility customers through future authorized rate adjustments.

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

Other Liabilities and Deferred Credits: Other liabilities and deferred credits include unamortized investment tax credits recorded by Suburban and NMUI and authorized by the CPUC and the NMPUC. Also included are regulatory liabilities representing amounts that will be refunded to utility customers through rate adjustments authorized by the CPUC and the NMPUC.

New Accounting Standards: In 1999, the Company will be required to implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, the Company does not have any derivative instruments which require disclosure under SFAS No. 133 and it is not expected to have any effect on the Company's financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the 1997 and 1996 consolidated financial statement presentation to conform to the 1998 presentation.

NOTE 2.  INVESTMENTS

In 1996, the Company purchased a 49% interest in Windermere for an investment of $3,000,000. The agreement, as amended, permits the majority shareholder to acquire the Company's interest in Windermere at an agreed-upon price. If the majority shareholder does not exercise his purchase option, then the Company has the right to acquire 100% of Windermere for an agreed upon price. The Company also has a consulting agreement with Windermere and an additional agreement by which the Company may receive an annual payment based upon Windermere's financial performance. The amended agreement extends to March 31, 1999 the date by which the majority shareholder may exercise his purchase option and also increases the agreed-upon purchase price for the majority shareholder. The majority shareholder has expressed intention to acquire the Company's interest, however discussions are ongoing. The investment is carried at cost and is included in Other Assets in the Company's consolidated balance sheets.

The Company also has an investment of $698,000 in two not-for-profit mutual water companies ("mutuals"), which entitles the Company to certain water rights. The Company's investment in one of these mutuals is approximately 32% of the outstanding stock. However, the Company does not exercise significant operating and financial control over either of these mutuals. The investments are recorded at cost and are reflected in the general utility property account (Note
3). The Company purchased water from these mutuals at a cost of approximately $1,747,000, $1,835,000 and $1,600,000 in 1998, 1997 and 1996, respectively.

NOTE 3.  UTILITY PROPERTY, PLANT, AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 1998 and 1997 are as follows:

--------------------------------------------------------------------------------
                                                           1998           1997
--------------------------------------------------------------------------------
                                                             (in thousands)
Land and land rights                                    $    598       $    598
Source of supply                                          11,440         11,532
Pumping and purification                                  14,710         12,806
Transmission and distribution                            105,690         98,180
General (including Intangibles)                            8,045          7,843
Construction work in progress                              4,207          2,977
--------------------------------------------------------------------------------
                                                        $144,690       $133,936
--------------------------------------------------------------------------------

At December 31, 1998, substantially all of the Company's utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company (Note 6).

NOTE 4.  LINES OF CREDIT

At December 31, 1998, the Company had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $16,000,000. The Company renewed two of the lines of credit in September 1998 and they expire in 2000. The third line of credit expires in 1999. The Company expects to renew and update these lines of credit in the normal course of business. Under two of the lines of credit, interest is charged at the banks' prime rates. These two line of credit agreements also allow the Company to borrow at an interest rate that is lower than the banks' prime rate; however, certain minimum borrowing requirements must be maintained for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. Two of the line of credit agreements require a commitment fee of 1/2-percent per year of the unused portion of the available lines of credit, calculated and payable on a quarterly basis. The third line of credit agreement requires a $6,000 annual fee. Each of the line of credit agreements contains certain financial restrictions. The Company was in compliance with all applicable restrictions at December 31, 1998.

A summary of borrowing on the lines of credit is presented below:

--------------------------------------------------------------------------------------
                                                                  1998          1997
--------------------------------------------------------------------------------------
                                                                  (in thousands)
Notes payable to banks at December 31                             $5,279    $7,131
Weighted average interest rate at December 31                       7.03%     7.40%
Maximum amount of borrowings outstanding at any month end         $7,840    $8,340
Average borrowings                                                $6,283    $6,910
Weighted average interest rate                                      7.11%     7.30%
--------------------------------------------------------------------------------------

NOTE 5. OTHER CURRENT LIABILITIES

Included in other current liabilities at December 31, 1998 and 1997 are the following:

--------------------------------------------------------------------------------------
                                                                  1998          1997
--------------------------------------------------------------------------------------
                                                                  (in thousands)
Accrued salaries, wages and benefits                             $ 2,748    $ 2,567
Purchased water                                                    1,569      1,969
Franchise and other taxes                                            943        441
Drafts payable                                                       696        315
Accrued interest payable                                             671        680
Current portion of advances for construction                         399        431
Accrued dividends payable                                            344        307
Accrued income taxes payable                                         227          0
Other                                                              2,230      2,202
--------------------------------------------------------------------------------------
                                                                 $ 9,827    $ 8,912
--------------------------------------------------------------------------------------

NOTE 6.  LONG-TERM DEBT

The long-term debt outstanding at December 31, 1998 and 1997 is as follows:

--------------------------------------------------------------------------------------
                                                                  1998          1997
--------------------------------------------------------------------------------------
                                                                  (in thousands)
Suburban First Mortgage Bond, Series A, due 2006, at
8.93% interest rate, with semi-annual interest payments          $ 7,800    $ 8,700

Suburban First Mortgage Bond, Series B, due 2022, at
9.09% interest rate, with semi-annual interest payments            8,000      8,000

Suburban First Mortgage Bond, Series C, due 2006, at
7.61% interest rate, with semi-annual interest payments            8,000      8,000

NMUI First Mortgage Bond, Series A, due 2002, at 8.86%
interest rate, with semi-annual interest payments                  2,000      2,000

NMUI First Mortgage Bond, Series B, due 2006, at 7.64%
interest rate, with semi-annual interest payments                  4,000      4,000
--------------------------------------------------------------------------------------
Long-term debt  before current maturities                         29,800     30,700
Less current maturities                                             (900)      (900)
--------------------------------------------------------------------------------------
Long-term debt                                                   $28,900    $29,800
--------------------------------------------------------------------------------------

Suburban's First Mortgage Bond, Series A, requires annual sinking fund payments of $900,000. The bond is nonrefundable and may not be redeemed prior to October 2, 2000. After October 1, 2000, the bond may be redeemed at the option of the Company at a price of par plus a call premium. Suburban's First Mortgage Bonds, Series B and C, and NMUI's First Mortgage Bonds, Series A and B, do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the existing indentures. Substantially all of the Company's utility plant is pledged as collateral for these bonds (Note 3). Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company. At December 31, 1998 and 1997, the combined indenture limits for dividends totaled $15,605,000 and $12,946,000, respectively. Aggregate annual maturity and sinking fund requirements of all long-term debt are $900,000 for the three years ending December 31, 2001 and for the year ended December 31, 2003. Annual maturity and sinking fund requirements are $2,900,000 for the year ended December 31, 2002, and include NMUI's Series A Bonds, which mature in 2002.

NOTE 7.  INCOME TAXES

The components of the current and deferred income tax provisions are as follows:

---------------------------------------------------------------------------------------------
                                                                 1998      1997        1996
---------------------------------------------------------------------------------------------
                                                                      (in thousands)
Current tax expense:
      Federal                                              $   1,683    $   978     $   795
      State                                                      306        371         509
---------------------------------------------------------------------------------------------
                                                               1,989      1,349       1,304
---------------------------------------------------------------------------------------------
Deferred income taxes (benefits):
 Depreciation                                                    568        640         713
 Contributions in aid of construction and advances for
   construction                                                  227        242        (405)
 Investment tax credits                                           25         26          25
 Reserves                                                       (243)      (440)       (318)
 Pension expense                                                (193)         0           0
 Gains on condemnation of land                                   (50)       (51)        (25)
 Production cost balancing accounts                              (39)       342         185
 Deferred debt expenses                                           (7)        (7)         (6)
 Other, net                                                       12        (19)        (10)
---------------------------------------------------------------------------------------------
                                                                 300        733         159
---------------------------------------------------------------------------------------------
Change in regulatory assets and regulatory liabilities, net      (49)      (183)        (39)
Investment tax credit amortization                               (49)       (49)        (49)
---------------------------------------------------------------------------------------------
  Provision for income taxes                                $  2,191    $ 1,850     $ 1,375
---------------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

---------------------------------------------------------------------------------------------
                                                                 1998      1997        1996
---------------------------------------------------------------------------------------------
                                                                      (in thousands)
Provision computed at statutory rates                            34%         34%         34%
Depreciation                                                      1%          1%          2%
Goodwill amortization and other non deductible expenses           2%          3%          4%
State income taxes, net of Federal tax benefit                    1%          2%          3%
Investment tax credits                                           (1%)        (1%)        (1%)
Other, net                                                        3%          3%          0%
---------------------------------------------------------------------------------------------
                                                                 40%         42%         42%
---------------------------------------------------------------------------------------------

Net deferred income taxes consist of the following at December 31, 1998 and 1997:

------------------------------------------------------------------------------------------------------------
                                                                                         1998        1997
------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Deferred income tax assets:
   Contributions in  aid of construction and advances for construction                 $ 3,329     $ 3,556
   Reserves                                                                              1,194         951
   Investment tax credits                                                                  531         556
   Production cost balancing accounts                                                     (278)       (317)
   Other                                                                                   162         232
------------------------------------------------------------------------------------------------------------
                                                                                         4,938       4,978
------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
   Depreciation                                                                         (8,463)     (7,895)
   Gains on condemnation of land                                                          (756)       (806)
   Deferred debt expenses                                                                 (105)       (112)
   Other                                                                                   (44)       (295)
------------------------------------------------------------------------------------------------------------
                                                                                        (9,368)     (9,108)
------------------------------------------------------------------------------------------------------------
Net deferred income taxes                                                              $(4,430)    $(4,130)
------------------------------------------------------------------------------------------------------------

Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 1998 or 1997.

NOTE 8.  EARNINGS PER SHARE

The Company records earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share", which became effective for periods ending after December 15, 1997. SFAS No. 128 requires the computation of basic EPS and diluted EPS. The objective of basic EPS is to measure the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The objective of diluted EPS is to measure the performance of the Company over the reporting period after giving effect to all dilutive potential common shares that would have been outstanding if the dilutive common shares had been issued. All EPS amounts for the periods reported have been restated to conform to SFAS No. 128. The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations.

------------------------------------------------------------------------------
                                  Dividends on          Effect of
                                   Preferred             Dilutive
                       Net Income    Shares   Basic EPS  Options  Diluted EPS
------------------------------------------------------------------------------
                       (in thousands except per share amounts)
         1998
         -----
Income (numerator)      $ 3,349     $   (27)   $3,322    $   0      $3,322
Shares (denominator)                            4,198      109       4,307
Per share amount                               $ 0.79               $ 0.77
                                               ======               ======
         1997
         ----
Income (numerator)      $ 2,601     $   (27)   $2,574    $          $2,574
Shares (denominator)                            4,135       89       4,224
Per share amount                               $ 0.62               $ 0.61
                                               ======               ======
         1996
         ----
Income (numerator)      $ 1,923     $   (27)   $1,896    $   0      $1,896
Shares (denominator)                            4,088       16       4,104
Per share amount                               $ 0.46               $ 0.46
                                               ======               ======
----------------------------------------------------------------------------

NOTE 9.  STOCKHOLDERS' EQUITY

The Company is currently authorized to issue 25,000,000 common shares and 250,000 preferred shares at a par value of $.01 per share. At December 31, 1998 there were 4,220,743 common shares and 10,359-1/4 preferred shares outstanding, and at December 31, 1997, there were 3,330,207 common shares and 10,359-1/4 preferred shares outstanding. Series A-preferred stockholders are entitled to annual dividends of $2.625 per share. Series A-preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

In September 1998, the Company declared a 5-for-4 stock split (or 842,474 shares), payable in the form of a stock dividend to stockholders of record on October 1, 1998. In December 1997 and 1996, the Company declared stock dividends of 5% and 20% (or 158,581 and 520,317 shares), respectively to stockholders of record on January 2, 1998 and 1997, respectively. At December 31, 1997 and 1996, retained earnings were charged approximately $2,735,000 and $7,154,000, respectively, which represents the market value of the shares issued using the closing price of the Company's common stock on January 2, 1998 ($14.00) and 1997 ($10.58). Corresponding entries of approximately $2,733,000 and $7,149,000, respectively, were recorded to paid-in-capital.

The weighted-average number of outstanding common shares and dividends per common share have been restated to reflect the 5-for-4 stock split in the form of a stock dividend and the 5% and 20% stock dividends.

The Company has a dividend reinvestment and stock purchase plan ("DRIP" plan) that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The DRIP plan permits optional cash purchases of stock at current market values up to a maximum of $3,000 per quarter. At December 31, 1998, 269,459 shares were reserved for issuance under this plan.

NOTE 10.  STOCK COMPENSATION PLANS

At December 31, 1998, the Company had three stock-based compensation plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. If compensation expense for the Company's three stock-based compensation plans had been determined using the alternative method described under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

-------------------------------------------------------------------------------------------
                                                              1998        1997      1996
-------------------------------------------------------------------------------------------
                                               (in thousands except per share data)
Net income available for common shares         As reported    $3,322     $2,574    $1,896
                                               Pro forma      $3,233     $2,516    $1,857
-------------------------------------------------------------------------------------------
Basic earnings per common share                As reported    $ 0.79     $ 0.62    $ 0.46
                                               Pro forma      $ 0.77     $ 0.61    $ 0.46
-------------------------------------------------------------------------------------------
Diluted earnings per common share              As reported    $ 0.77     $ 0.61    $ 0.46
                                               Pro forma      $ 0.75     $ 0.60    $ 0.45
-------------------------------------------------------------------------------------------

In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

------------------------------------------------------------------------------------
                                                         1998        1997       1996
------------------------------------------------------------------------------------
Dividend yield                                           2.3%        2.6%       3.3%
Expected volatility                                     32.4%       33.1%      37.5%
Risk free interest rate                                  5.5%        6.0%       6.5%
Expected life in years                                      6           8          8
------------------------------------------------------------------------------------

Stock Option Plan ("the Plan"): In 1988, the stockholders approved the Plan and reserved 150,000 shares for issuance under the Plan, and in 1993 approved an amendment to the Plan which increased the shares reserved for issuance to 250,000. The amendment also extended the future grant date to February 17, 2003 and eliminated any future grants of restricted stock as well as amending certain provisions for the restricted stock already issued. In 1997, the stockholders approved another amendment to the plan, which provided for an increase of 200,000 shares reserved for issuance, bringing the total to 675,937 of shares (adjusted for the stock split and stock dividends) authorized for issuance under the plan. Of the total shares authorized, 257,831 are available for issuance.

Under the Plan, the Company may grant non-qualified stock options to officers and employees at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. Prior to the approval of the Director Option Plan discussed below, the Company granted non-qualified options to certain non-employee directors of the Company. Options vest equally over a period of five years and expire 10 years and one day from the date of grant. Restricted stock was issued under the Plan prior to 1993 and must be held in escrow until restrictions lapse. The Company released 8,877 shares of restricted stock from escrow in 1998, with the remainder to be released in 1999, providing all restrictions have been satisfied. Unearned compensation of $238,000 resulted from the issuance of 27,755 shares of restricted stock and has been amortized over the vesting period. Compensation expense recognized was approximately $12,000 in 1998 and $24,000 in both 1997 and 1996 for the restricted stock issued under the plan.

A summary of the status of the Plan and changes during the years ended as of December 31, 1998, 1997, and 1996 is presented below:

----------------------------------------------------------------------------------------------------
                                              1998                1997                1996
----------------------------------------------------------------------------------------------------
                                                Weighted            Weighted              Weighted
                                                 Average             Average               Average
                                                Exercise            Exercise               Exercise
Fixed Options                           Shares    Price    Shares     Price      Shares     Price
----------------------------------------------------------------------------------------------------
Outstanding at beginning of year       279,592   $ 8.51    259,466   $ 8.10      205,679    $ 8.31

Granted                                 89,375    12.64     50,662    10.31       55,869      7.25
Exercised                              (19,511)    9.89    (20,502)    8.74         (882)     5.52
Forfeited                                    0        0    (10,034)    6.44       (1,200)     7.22
                                       ------              -------               -------
Outstanding at end of year             349,456   $ 9.49    279,592     8.51      259,466      8.10
                                       =======             =======               =======
Options exercisable at year-end        168,063     8.53    156,493   $ 8.88      147,307    $ 9.31
                                       =======             =======               =======
Weighted average fair value of
options granted during the year         $ 3.82              $ 3.15                $ 2.32
                                       =======             =======               =======

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

--------------------------------------------------------------------------------------------
                             Options Outstanding                     Options Exercisable
--------------------------------------------------------------------------------------------
                                 Weighted
                                  Average
                   Number        Remaining        Weighted        Number         Weighted
    Range of     Outstanding Contractual Life     Average       Exercisable      Average
Exercise Prices  at 12/31/98     in Years      Exercise Price   at 12/31/98   Exercise Price
--------------------------------------------------------------------------------------------
  $ 6  to $10        172,046        4.5               $ 7.46        120,558         $ 7.46
   $10 to $12         94,285        5.3                10.31          47,505        $10.31
   $12 to $14         83,125        9.0                12.80               0        $12.80
                     -------                                        -------
  $ 6  to $14        349,456        6.3               $10.19        168,063         $10.19
--------------------------------------------------------------------------------------------

Director Option Plan ("DOP"): In 1996 the stockholders approved the DOP for non-employee directors and reserved 65,625 shares (after restatement for a stock dividend and stock splits) for issuance under the DOP. At December 31, 1998, 43,575 shares were available for issuance under the plan. The DOP provides for an automatic grant of options to purchase 1,575 of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006. New directors are granted an initial option to purchase 1,575 shares of the Company's common stock upon appointment to the Board of Directors. The DOP options become exercisable in equal installments over two years and expire 10 years and one day after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions described above.

A summary of the status of the Plan and changes during the years ended as of December 31, 1998 and 1997 is presented below:

-------------------------------------------------------------------------------------
                                                  1998                     1997
-------------------------------------------------------------------------------------
                                                      Weighted               Weighted
                                                       Average                Average
                                                      Exercise               Exercise
Fixed Options                               Shares      Price     Shares      Price
-------------------------------------------------------------------------------------
Outstanding at beginning of year             11,025       9.62            0     $   -

Granted                                      11,025      12.90       11,025      9.62
Exercised                                         0          0            0         0
Forfeited                                         0          0            0         0
                                             ------                  ------
Outstanding at end of year                   22,050      11.26       11,025      9.62
                                             ======                  ======
Options exercisable at year-end               5,509       9.62            0     $   0
                                             ======                  ======
Weighted average fair value of
options granted during the year              $ 2.55                  $ 1.94
                                             ======                  ======

Employee Stock Purchase Plan ("ESPP"): The Company has a stockholder approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of the three month offering period. Under the ESPP, the Company issued 5,181 shares, 5,013 shares and 4,877 shares to employees in 1998, 1997 and 1996, respectively. At December 31, 1998, 264,600 shares were reserved for issuance under the ESPP (after adjustment for stock dividends) and 225,621 were available for issuance. Using the alternative method described under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using Black-Scholes option-pricing model with the assumptions shown in the table on page 32. The weighted-average value of those purchase rights granted in 1998, 1997 and 1996 was $3.22, $3.19, and $3.97, respectively, which resulted in compensation expense of

$16,702, $16,016 and $23,240, and is included in the pro forma net income available for common shares shown in the table on page 32.

NOTE 11.  EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plan: The Company has a non-contributory pension plan ("the Pension Plan") under which employees of the parent company, Suburban and NMUI who have one or more years of service and have attained the age of 21 years are qualified to participate. Each year, the Company funds the minimum required statutory amount. In 1998, no contribution was required. In 1997 and 1996, the Company contributed $560,000 and $556,000, respectively to the Pension Plan. Benefits to employees are based upon their years of service and their average compensation during the highest five consecutive years of the last ten years before retirement. Benefits are reduced if a participant retires before a certain age. Approximately 86% of Pension Plan assets are invested in two mutual funds consisting of investments in stocks, bonds and money market investments, in addition to a group retirement policy consisting of a guaranteed insurance contract. The remaining 14% of Pension Plan assets are invested primarily in the Company's common stock. The Pension Plan owns 105,945 common shares of the Company, which had a market value of approximately $1,642,147 and $1,483,230 at December 31, 1998 and 1997, respectively. The Pension Plan received dividends on these shares of approximately $32,000 and $30,000 in 1998 and 1997, respectively. The Company adopted SFAS No. 132, "Employer's Disclosures about Pension and Other Post-retirement Benefits", which was effective for financial statements issued after December 15, 1997.

The following tables provide the actuarial assumptions used in determining the Pension Plan Valuation, the reconciliation of the Projected Benefit Obligation and the reconciliation of Pension Plan assets:

Weighted-Average Assumptions                    1998        1997
-----------------------------------------------------------------
Discount rate                                   6.5%        7.5%
Expected return on plan assets                  8.0%        8.0%
Rate of compensation increase                   3.0%        3.5%
-----------------------------------------------------------------


Pension Benefits
-------------------------------------------------------------------------------
                                                            1998        1997
-------------------------------------------------------------------------------
                                                           (in thousands)
Change in benefit obligation
Benefit obligation at beginning of year                   $ 8,422     $ 7,798
Service cost                                                  440         416
Interest cost                                                 632         584
Actuarial gain (loss)                                       1,058         (81)
Benefits paid                                                (287)       (295)
                                                          --------------------
Benefit obligation at end of year                         $10,265     $ 8,422
                                                          --------------------
Change in plan assets
Fair value of plan assets at beginning of year             11,414       9,441
Actual return on plan assets                                1,905       1,707
Employer contribution                                           0         561
Benefits paid                                                (287)       (295)
                                                          --------------------
Fair value of plan assets at end of year                  $13,032     $11,414
                                                          --------------------
Funded status                                               2,766       2,991
Unrecognized net actuarial gain                            (1,747)     (1,853)
Unrecognized prior service cost                              (143)       (154)
Unrecognized net asset                                       (496)       (622)
                                                          --------------------
Prepaid benefit cost                                      $   380     $   362
                                                          ====================
Components of net periodic benefits
Service cost                                              $   440     $   416
Interest cost                                                 632         584
Expected return on plan assets                               (915)       (756)
Amortization of prior service costs                           (10)        (10)
Recognized actuarial gain                                     (39)          0
Recognized net initial asset                                 (124)       (124)
Net periodic benefit cost                                 -------------------
                                                          $   (16)    $   110
                                                          ====================

Defined Contribution Plans: The Company has established a 401(k) profit sharing plan (the "ECO Plan") covering employees of its contract operations business. The ECO Plan provides for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15% of their salary to the ECO Plan. The Company matches a participant's contribution for an amount up to 50% of the first 4% of the participant's salary. Company contributions vest immediately. Company contributions to the ECO Plan were $152,000, $133,000 and $141,000 in 1998, 1997 and 1996, respectively. The assets of the ECO Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments.

The Company also established a 401(k) plan ("Utility Plan") covering employees of the parent company, Suburban and NMUI. The Utility Plan provides for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15% of their salary to the Utility Plan. The Utility Plan does not provide for Company contributions. The assets of the Utility Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments.

NOTE 12.  SEGMENT INFORMATION

   Under FASB No. 131, Southwest Water Company has two reportable segments: non-regulated and regulated operations. The utility segment provides water and wastewater services through regulated water utility operations, and derives revenue from the sales of these services to the consumer. The contract operations segment operates and manages water and wastewater treatment facilities owned by cities, municipalities and private entities. Revenue is derived through municipal utility district contracts, and operations and maintenance contracts.

Southwest Water Company`s reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and marketing strategies. The utility operations are governed by the regulatory bodies of the respective states and by the federal government. The service areas in which they operate constitutes a monopoly with allowable rates of return determined by state agencies. The contract operations segment, while subject to certain environmental standards, is not regulated in its pricing or marketing, or rates of return.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

The following table presents information about each reported segment profit or loss and segment assets. These items are the measures reported to the chief operating decision-maker for purposes of making decisions about allocating resources to the segment and assessing its performance. In addition to the segment information, a reconciliation between reported segment information and consolidated information reported for the Company has been prepared and is included as part of this disclosure.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Total
                                                          Non-                        Total Segment                    Consolidated
                                                       Regulated      Regulated        Information        Other         Information
------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998
-----------------------
Revenues from external customers                          $36,844     $  35,302        $ 72,146         $     0           $ 72,146
Interest income                                                66             8             74               17                 91

Interest expense                                               14         2,742           2,756             228              2,984
Depreciation and amortization                                 736         3,477           4,213              52              4,265
Segment operating profit                                      848        10,493          11,341          (3,286)             8,055
Income tax provision (benefit)                                192         2,588           2,780            (589)             2,191
All other                                                      15            99             114             264                378
Other significant non-cash items:
    Non-cash contributions in aid of construction               0         1,775           1,775               0              1,775
    Segment assets                                         10,157       115,515         125,672           4,255            129,927
    Expenditures for segment assets                           430        11,363          11,793             128             11,921

As of December 31, 1997
-----------------------
Revenues from external customers                         $34,985       $ 36,020        $ 71,005         $     0           $ 71,005
Interest income                                               67              2              69              25                 94
Interest expense                                               7          2,891           2,898             327              3,225
Depreciation and amortization                                808          3,311           4,119              43              4,162
Segment operating profit (loss)                              147         10,407          10,554          (3,339)             7,215
Income tax provision (benefit)                               (39)         2,344           2,305            (455)             1,850
All other                                                      4             53              57             310                367
Other significant non-cash items:
    Non-cash contributions in aid of construction              -          5,818           5,818               0              5,818
    Segment assets                                         9,765        109,167         118,932           4,168            123,100
    Expenditures for segment assets                          404         14,365          14,769             433             15,202

As of December 31, 1996
-----------------------
Revenues from external customers                         $32,373       $ 33,772        $ 66,145         $     0           $ 66,145
Interest income                                               48             21              69              31                100
Interest expense                                              17          2,231           2,248             601              2,849
Depreciation and amortization                                831          3,018           3,849              38              3,887
Segment operating profit (loss)                             (589)         9,096           8,507          (2,773)             5,734
Income tax provision (benefit)                              (197)         2,136           1,939            (564)             1,375
All other                                                    153             32             185             128                313
Other significant non-cash items:
    Non-cash contributions in aid of construction              0          3,437           3,437               0              3,437
    Segment assets                                        10,725         96,800         107,525           3,891            111,416
    Expenditures for segment assets                          882         14,293          15,175              37             15,212

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office facilities under operating leases that expire through 2004. Aggregate rental expense under all operating leases approximated $2,384,000 in 1998, $2,225,000 in 1997 and $2,220,000 in
1996. At December 31, 1998, the future minimum rental commitments under existing non-cancelable operating leases are as follows: 1999 - $2,441,000, 2000-$2,030,000, 2001- $1,593,000, 2002- $865,000, 2003 - $247,000, and $87,000
thereafter.

NOTE 14. SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

The fluctuations in operating revenues and operating income between quarters reflect the seasonal nature of utility and contract operations. Earnings per basic and diluted share have been adjusted to reflect a 5-for-4 stock split in the form of a stock dividend on October 1, 1998, and stock dividends of five percent on January 2, 1998 and 20-percent on January 2, 1997. Selected unaudited quarterly financial information of the Company is presented in the table below.


1998 Quarters Ended                             March 31     June 30    September 30   December 31
---------------------------------------------------------------------------------------------------
                                                     (in thousands except per share amounts)
Operating revenues                              $15,946       $18,332      $19,960       $17,908
Operating income                                  1,022         2,184        3,088         1,761
Net income                                          182           926        1,448           793
Net income available for common shares              175           919        1,441           787
Basic earnings per common share                    0.04          0.22         0.34          0.19
Diluted earnings per common share                  0.04          0.21         0.34          0.18


1997 Quarters Ended                             March 31     June 30    September 30   December 31
---------------------------------------------------------------------------------------------------
                                                     (in thousands except per share amounts)
Operating revenues                              $15,432       $18,469      $19,975       $17,129
Operating income                                    804         2,104        2,727         1,580
Net income                                           64           807        1,192           538
Net income available for common shares               57           800        1,186           531
Basic earnings per common share                    0.01          0.19         0.29          0.13
Diluted earnings per common share                  0.01          0.19         0.28          0.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

  Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission ("Commission") dated on or about April 15, 1999, under the caption "Information about the Board of Directors and Committees of the Board," and is hereby incorporated by reference. In addition, information appearing under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended" is in the Company's definitive Proxy Statement, dated on or about April 15, 1999, and is also hereby incorporated by reference.

Item 11. Executive Compensation

Information related to executive compensation is contained in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 15, 1999, under the captions "Executive Compensation and Other Information," and "Information About the Board of Directors and Committees of the Board," and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 15, 1999, under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

  Information with respect to certain relationships and related transactions is set forth under the captions "Information About the Board of Directors and Committees of the Board," "Executive Severance Compensation Agreements," and "Certain Transactions" in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 15, 1999, and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) The financial statements listed below are filed as part of this report:

  Independent Auditors' Report
  Consolidated Statements of Income  Three Years Ended December 31, 1998, 1997
   and 1996
  Consolidated Balance Sheets  December 31, 1998 and 1997
  Consolidated Statements of Changes in Common Stockholders' Equity --
    Three Years Ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows --
    Three Years Ended December 31, 1998, 1997 and 1996
  Notes to Consolidated Financial Statements

(a)(2) The supplementary financial statement schedule required to be filed with this report is as follows:

                                                                             Page
                                                                             ----
        Schedule II - Valuation and Qualifying Accounts....................   41

        Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes to consolidated financial statements thereto.

(a)(3) Exhibit Index.......................................................   42-45

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997 and 1996


                                   Balance at        Provision                        Accounts         Balance at
                                  Beginning of      Charged to       Recoveries      Written Off      End of Year
                                  ---------------------------------------------------------------------------------
                                                                   (in thousands)
1998
Allowance for Doubtful Accounts      $ 711            $ 319             $  0           $ (135)           $ 895
                                  ---------------------------------------------------------------------------------
1997
Allowance for Doubtful Accounts      $ 512            $ 247             $  0           $  (48)           $ 711
                                  ---------------------------------------------------------------------------------
1996
Allowance for Doubtful Accounts      $ 192            $ 614             $  0           $ (294)           $ 512
                                  ---------------------------------------------------------------------------------

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX


Exhibit No. and Applicable Section of Item 601 of Regulation S-K:
-----------------------------------------------------------------
2         Agreement and Plan of Merger of Registrant dated May 25, 1988
          (incorporated by reference to Exhibit 2 to Registrant's Form 10-K
          Report for the year ended December 31, 1988).

3.1       Registrant's Restated Certificate of Incorporation dated April 4,1988
          (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-B
          Report filed with the Commission on July 5, 1988).

3.1B Certificate of Amendment of Article Four of Articles of Incorporation dated March 30, 1995 incorporated by reference to Exhibit 3.1B to Registrant's Form 10-Q Report for the quarter ended March 31, 1995).

3.1C Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1998 (incorporated by reference to Appendix A of
          Registrant's 1998 Proxy Statement filed with the Commission on April
          20, 1998).

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

4.1 Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank Trust National Association, formerly First Trust of
          California, N.A. dated October 1, 1986 (incorporated by reference to
          Exhibit 4.3 to Registrant's Form 10-K Report for the year ended
          December 31, 1986).

4.1A      First Amendment and Supplement to Indenture of Mortgage and Deed of
          Trust between Suburban Water Systems and U.S. Bank Trust National
          Association, formerly First Trust of California, N.A. dated February
          7, 1990 (incorporated by reference to Exhibit 4.2A to Registrant's
          Form 10-K Report for the year ended December 31, 1989).

4.1B      Second Amendment and Supplement to Indenture of Mortgage and Deed of
          Trust between Suburban Water Systems and U.S. Bank Trust National
          Association, formerly First Trust of California, N.A. dated January
          24, 1992 (incorporated by reference to Exhibit 4.2B to Registrant's
          Form 10-K Report for the year ended December 31, 1991).

4.1C      Third Amendment and Supplement to Indenture of Mortgage dated October
          9, 1996, between Suburban Water Systems and U.S. Bank Trust National
          Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.7 to Registrant's Form 10-Q Report for the quarter ended September 30, 1996).

4.2       Bond Purchase Agreement dated October 1, 1986, for Suburban Water
          Systems (incorporated by reference to Exhibit 4.4 to Registrant's Form
          10-K Report for the year ended December 31, 1986).

4.2A      Bond Purchase Agreement dated February 20, 1992, for Suburban Water
          Systems (incorporated by reference to Exhibit 4.3A to Registrant's
          Form 10-K Report for the year ended December 31, 1991).

4.2B      Bond Purchase Agreement dated October 21, 1996, for Suburban Water
          Systems (incorporated by reference to Exhibit 4.3B to Registrant's
          Form 10-K Report for the year ended December 31, 1996).

4.3       Indenture of Mortgage dated February 14, 1992, between New Mexico
          Utilities, Inc., and Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1991).

4.3A      First Supplement to Indenture of Mortgage dated May 15, 1992, between
          New Mexico Utilities, Inc. and Sunwest Bank of Albuquerque, N.A.
          (incorporated by reference to Exhibit 4.4A to Registrant's Form 10-K
          Report for the year ended December 31, 1996).

4.3B      Second Amendment and Supplement to Indenture of Mortgage dated October
          21, 1996, between New Mexico Utilities, Inc. and Sunwest Bank of
          Albuquerque, N.A. (incorporated by reference to Exhibit 4.8 to
          Registrant's Form 10-Q Report for the quarter ended September 30,
          1996).

4.4       Bond Purchase Agreement dated March 12, 1992, for New Mexico
          Utilities, Inc. (incorporated by reference to Exhibit 4.5 to
          Registrant's Form 10-K Report for the year ended December 31, 1991).

4.4A      Bond Purchase Agreement dated November 8, 1996, for New Mexico
          Utilities, Inc. (incorporated by reference to Exhibit 4.5A to
          Registrant's Form 10-K Report for the year ended December 31, 1996).

4.5       Article Four of the Restated Certificate of Incorporation of the
          Registrant as to the rights, preferences, privileges and restrictions of all classes of stock (incorporated by reference to Exhibit 3.1 to Registrant's form 8-B Report filed with the Commission on July 5,
          1988).

4.5A      Registration Statement for the Second Amendment to the Amended and
          Restated Southwest Water Company Stock Option and Restricted Stock
          Plan (incorporated by reference to Registrant's Form S-8 Registration
          Statement filed with the Commission October 29, 1997).

4.7 Stockholder's Rights Plan dated April 6, 1998 (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission April 23, 1998).

10.1      Fourteenth Amendment to the Utility Employees' Retirement Plan dated
          December 12, 1996 (incorporated by reference to Exhibit 10.1 to
          Registrant's Form 10-K Report for the year ended December 31, 1996).

10.1A     Fifteenth Amendment to the Utility Employees' Retirement Plan dated
          December 31, 1997 (incorporated by reference to the Registrant's Form
          10-Q Report for the quarter ended June 30, 1998).

10.2      Amended and Restated Employee Stock Purchase Plan dated May 28, 1998
          (incorporated by reference to Appendix B to Registrant's 1998 Proxy
          Statement filed with the Commission on April 20, 1998).

10.3      Dividend Reinvestment and Stock Purchase Plan Dated December 1, 1992
          (incorporated by reference to Registrant's Form S-3 Registration
          Statement filed with the Commission on December 1, 1992).

10.4      Amended and Restated Stock Option and Restricted Stock Option and
          Restricted Stock Plan dated November 11, 1991, and First Amendment to the Amended and Restated Stock Option and Restricted Stock Plan dated
          March 21, 1993 (incorporated by reference to Registrant's Form S-8
          Registration Statement filed with the Commission on December 21,
          1993).

10.5      Stock Purchase Agreement and First Amendment to Stock Purchase
          Agreement dated August 13, 1993, between ECO Resources, Inc., and
          Robert E. Hebert (incorporated by reference to Exhibit 10.11 to
          Registrant's Form 10-K Report for the year ended December 31, 1993).

10.6 Utility Employees' 401(k) Plan dated January 7, 1994 (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-K Report for the year ended December 31, 1993).

10.6A First Amendment to Utility Employees' 401(k) Plan (incorporated by reference to Exhibit 10.8A to Registrant's Form 10-K Report for the year ended December 31, 1994).

10.8      Comprehensive Amendment to the Profit Sharing 401(k) Plan for the
          Southwest Water Company's Related Companies dated March 10, 1994
          (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K
          Report for the year ended December 31, 1993).

10.8A     First Amendment to the Profit Sharing 401 (k) Plan for the Southwest
          Water Company's Related Companies (incorporated by reference to
          Exhibit 10.9A to Registrant's Form 10-K Report for the year ended
          December 31, 1994).

10.9 Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995, (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-Q Report for the quarter ended March 31, 1995).

10.9A Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998, filed herewith.

10.10 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two
          First Refusal Agreements and Call Purchase Agreements between the
          Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report for the year ended December 31,
          1996).

10.10A    First Amendment of RTNT Right of First Refusal Agreement and RTNT Call
          Purchase Agreement between the Registrant and RTNT, Inc. dated May 22,
          1998 (incorporated by reference to Exhibit 10.12A to Registrant's Form
          10-Q Report for the quarter ended June 30, 1998).

10.10B    Second Amendment of RTNT Right of First Refusal Agreement and RTNT
          Call Purchase Agreement between the Registrant and RTNT, Inc. dated
          January 15, 1999, filed herewith.

10.10C    First Amendment of SWWC Right of First Refusal Agreement and SWWC Call
          Purchase Agreement between the Registrant and RTNT, Inc. dated May 22,
          1998 (incorporated by reference to Exhibit 10.12B to Registrant's Form
          10-Q Report for the quarter ended June 30, 1998).

10.10D    Second Amendment of SWWC Right of First Refusal Agreement and SWWC
          Call Purchase Agreement between the Registrant and RTNT, Inc. dated
          January 15, 1999, filed herewith.

10.11     Amended and Restated Credit Agreement dated December 23, 1997 between
          Registrant and Wells Fargo Bank (incorporated by reference to Exhibit
          10.15 to Registrant's Form 10-K Report for the year ended December 31,
          1997).

10.11A    First Amendment to the Amended and Restated Credit Agreement dated
          September 1, 1998 between Registrant and Wells Fargo (incorporated by reference to Exhibit 10.4H to Registrant's Form 10-Q Report for the quarter ended September 30, 1998).

10.11B    Letter of Waiver to the Amended and Restated Credit Agreement dated
          September 18, 1998 between Registrant and Wells Fargo Bank
          (incorporated by reference to Exhibit 10.4I to Registrant's Form 10-Q
          Report for the quarter ended September 30, 1998).

10.12     Amended and Restated Credit Agreement dated December 23, 1997 between
          Suburban Water Systems and Wells Fargo Bank (incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K Report for the year ended
          December 31, 1997).

10.12A    First Amendment to the Amended and Restated Credit Agreement dated
          September 1, 1998 between Suburban Water Systems and Wells Fargo
          (incorporated by reference to Exhibit 10.13D to Registrant's Form 10-Q
          Report for the quarter ended September 30, 1998).

10.13     Amended and Restated Credit Agreement dated December 23, 1997 between
          Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit
          10.17 to Registrant's Form 10-K Report for the year ended December 31,
          1997).

10.13A    First Amendment to the Amended and Restated Credit Agreement dated
          September 1, 1998 between Registrant and Mellon Bank, N.A.
          (incorporated by reference to Exhibit 10.17A to Registrant's Form 10-Q
          Report for the quarter ended September 30, 1998).

10.13B    Letter of Waiver to the Amended and Restated Credit Agreement dated
          September 18, 1998 between Registrant and Mellon Bank, N.A.
          (incorporated by reference to Exhibit 10.17B to Registrant's Form 10-Q
          Report for the quarter ended September 30, 1998).

10.14     Amended and Restated Credit Agreement dated December 23, 1997 between
          Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K Report for the year ended December 31, 1997).

10.14A    First Amendment to the Amended and Restated Credit Agreement dated
          September 1, 1998 between Suburban Water Systems and Mellon Bank, N.A.
          (incorporated by reference to Exhibit 10.18A to Registrant's Form 10-Q
          Report for the quarter ended September 30, 1998).

10.15     Business Loan Agreement dated December 10, 1997 between New Mexico
          Utilities, Inc. and First Security Bank of New Mexico, N.A.
          (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-Q
          Report for the quarter ended March 31, 1998).

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

SOUTHWEST WATER COMPANY

By:  /s/ Anton C. Garnier
     --------------------
     ANTON C. GARNIER
     President and Chief Executive Officer
     (Principal Executive Officer)
     March 22, 1999

By:  /s/ Peter J. Moerbeek
     ---------------------
     PETER J. MOERBEEK
     Chief Financial Officer
     (Principal Financial and Accounting Officer)
     March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ H. Frederick Christie             /s/ Donovan D. Huennekens
-------------------------             -------------------------
H. FREDERICK CHRISTIE                 DONOVAN D. HUENNEKENS
Director                              Director
March 22, 1999                        March 22, 1999


/s/ Michael J. Fasman                 /s/ Richard Kelton
------------------------              ---------------------
MICHAEL J. FASMAN                     RICHARD KELTON
Director                              Director
March 22, 1999                        March 22, 1999


/s/ Anton C. Garnier                  /s/ Maureen A. Kindel
------------------------              ---------------------
ANTON C. GARNIER                      MAUREEN A. KINDEL
Director                              Director
March 22, 1999                        March 22, 1999


/s/ Monroe Harris                     /s/ Richard G. Newman
------------------------              ---------------------
MONROE HARRIS                         RICHARD G. NEWMAN
Director                              Director
March 22, 1999                        March 22, 1999