Form 10-Q
period 1999-03-31
SOUTHWEST WATER CO
filed 1999-05-12
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----
     EXCHANGE ACT OF  1934

     For the transition period from________________ to________________

Commission file number:  0-8176

[LOGO OF]   Southwest Water Company
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 7, 1999, there were 4,264,619 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.   Financial Information:                                Page No.
-------   ----------------------                                -------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998                        1

          Condensed Consolidated Statements of Income -
          Three months ended March 31, 1999 and 1998                  2

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1999 and 1998                  3

          Notes to Condensed Consolidated Financial Statements    4 - 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           6 - 9

Part II.  Other Information:
-------   -----------------

Item 1.   Legal Proceedings                                      10- 11

Item 4.   Submission of Matters to a Vote of Security Holders        11

Item 6.   Exhibits and Reports on Form 8-K                           11

          Signatures                                                 12

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,       December 31,
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                              1999            1998
---------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
                                                                                          (in thousands)
Current Assets:
Cash and cash equivalents                                                     $           260     $         394
Customers' accounts receivable, net                                                     7,824             8,630
Other current assets                                                                    2,815             2,586
---------------------------------------------------------------------------------------------------------------
                                                                                       10,899            11,610
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                                      146,741           144,690
Contract operations property, plant and equipment -- at cost                            4,991             4,678
---------------------------------------------------------------------------------------------------------------
                                                                                      151,732           149,368
Less accumulated depreciation and amortization                                         41,219            40,130
---------------------------------------------------------------------------------------------------------------
                                                                                      110,513           109,238

Other Assets                                                                            8,915             9,079
---------------------------------------------------------------------------------------------------------------
                                                                              $       130,327     $     129,927
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of bank notes payable and long-term debt                      $         2,154     $       1,679
Accounts payable                                                                        1,632             2,782
Other current liabilities                                                              10,364             9,827
---------------------------------------------------------------------------------------------------------------
                                                                                       14,150            14,288
Other Liabilities and Deferred Credits:
Long-term debt                                                                         28,900            28,900
Bank notes payable                                                                      3,922             4,500
Advances for construction                                                               8,328             8,049
Contributions in aid of construction                                                   31,886            31,706
Deferred income taxes                                                                   4,570             4,430
Other liabilities and deferred credits                                                  3,025             2,911
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                                 94,781            94,784

Stockholders' Equity
Cumulative preferred stock                                                                517               517
Common stock                                                                               42                42
Paid-in capital                                                                        30,524            30,127
Retained earnings                                                                       4,463             4,457
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                             35,546            35,143
---------------------------------------------------------------------------------------------------------------
                                                                              $       130,327     $     129,927
===============================================================================================================
See accompanying notes to condensed consolidated financial statements.


                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                             Three Months Ended
                                                                   March 31,
------------------------------------------------------------------------------------
                                                       1999                  1998
------------------------------------------------------------------------------------
                                                 (in thousands except per share data)
Operating Revenues                               $     16,649          $      15,946

Operating Expenses:
Direct operating expenses                              12,536                 12,159
Selling, general and administrative                     2,934                  2,765
                                                       15,470                 14,924
------------------------------------------------------------------------------------
Operating Income                                        1,179                  1,022
Other Income (Expense):
Interest expense                                         (759)                  (818)
Interest income                                            17                     17
Other                                                     152                     83
------------------------------------------------------------------------------------
                                                         (590)                  (718)

Income Before Income Taxes                                589                    304
Provision for income taxes                                235                    122
------------------------------------------------------------------------------------
Net Income                                                354                    182
Dividends on preferred shares                               7                      7
------------------------------------------------------------------------------------
Net Income Available for Common Shares           $        347          $         175
====================================================================================
Earnings per Common Share:
     Basic                                       $       0.08          $        0.04
     Diluted                                     $       0.08          $        0.04
====================================================================================
Cash Dividends per Common Share                  $       0.08          $       0.072
====================================================================================
Weighted Average Outstanding Common Shares:
     Basic                                              4,246                  4,171
     Diluted                                            4,371                  4,265
====================================================================================


See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
----------------------------------------------------------------------------------
                                                               1999         1998
----------------------------------------------------------------------------------
                                                                  (in thousands)

Cash Flows From Operating Activities:
Net Income                                                    $   354     $   182
Adjustments to reconcile net income to
    net cash provided by operating activities                   1,438     $   889
----------------------------------------------------------------------------------
Net cash provided by operating activities                       1,792       1,071
----------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Additions to property, plant and equipment                     (2,217)     (2,340)
Other investments, net                                            125         120
Net cash used in investing activities                          (2,092)     (2,220)
----------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan, and stock option plans         397         118
Contributions in aid of construction                              262       1,027
Dividends paid                                                   (348)       (307)
Net repayment of bank notes payable                              (103)       (191)
Payments on advances for construction, net of additions           (42)        (42)
----------------------------------------------------------------------------------
Net cash provided by financing activities                         166         605
----------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                        (134)       (544)
Cash and cash equivalents at beginning of period                  394       1,237
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   260     $   693
----------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                 $   557     $   553
     Income taxes                                             $   275     $   350
Depreciation and amortization                                 $ 1,123     $ 1,080
Non-cash contributions in aid of construction
     conveyed to Company by developers                        $   328     $     0


See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


1. Southwest Water Company ("the Company" or "Registrant") together with its subsidiaries is engaged in the water management business, providing water and wastewater services to nearly three-quarters of a million people located throughout California, Texas, New Mexico and Mississippi. Through its wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company conducts regulated water utility operations through two wholly owned subsidiaries, Suburban Water Systems ("Suburban"), and New Mexico Utilities, Inc. ("NMUI"). The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 1999, and the Company's results of operations for the three months ended March 31, 1999. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("the 1998 Annual Report").

3. The water services industry is seasonal and as such, the results of operations for the three months ended March 31, 1999 do not necessarily indicate the results to be expected for the full year. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the second and third quarters of each year when weather tends to be hot and dry. The Company's contract operations business is also seasonal in nature. For example, heavy rainfall during a quarter would hamper the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. The Company records earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the computation of basic EPS and diluted EPS. Basic EPS is used to measure the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is used to measure the performance of the Company over the reporting period after giving effect to all dilutive potential common shares that would have been outstanding if the dilutive common shares had been issued. Common equivalent shares arise from stock options.

5. Beginning in 1999, the Company is subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives. Currently, the Company does not have any derivative instruments which require disclosure under SFAS No. 133, and SFAS No. 133 is not expected to have any effect on the Company's financial position or results of operations.

6. The 1998 earnings per common share, cash dividends per common share and weighted average outstanding common shares reflect a 5-for-4 stock split paid in the form of a stock dividend to stockholders of record on October 1, 1998.

7. As discussed in the 1998 Annual Report, in 1996, the Company purchased a 49% interest in Windermere Utility Company ("Windermere") and in May 1999, the Company signed a third amendment to the RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement ("the Agreements"). The Agreements permit the majority shareholder to acquire the Company's interest in Windermere at an agreed-upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere. The amendment extends to September 30, 1999 the date by which the majority shareholder could exercise this right.

8. As discussed in the 1998 Annual Report, in August 1998, Suburban was granted an Exclusive Negotiation Agreement ("negotiation agreement") with a term of 120 days by the City of West Covina ("West Covina"), and the negotiation agreement was extended to July 1999. The purpose of the agreement is for Suburban and West Covina to establish a price that will allow West Covina to divest itself of its water distribution system and facilities. Completion of negotiations would allow Suburban to either purchase or lease West Covina's water system, adding approximately 7,000 water connections to Suburban's current customer base.

9. As discussed in the 1998 Annual Report, the City of Albuquerque ("the City") has initiated an action in eminent domain to acquire the operations of NMUI. At present, discussions are ongoing, and the City desires a rapid resolution to the legal action. The Company is participating in these discussions; however, there is no assurance that these discussions will lead to a settlement of the legal action, or that a resolution will be reached quickly. This matter is more fully discussed in Part II, Item I, Legal Proceedings.

10. As discussed in the 1998 Annual Report, the Company has two reportable segments as defined under the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". There is no difference in the basis of segmentation or in the basis of measurement of segment profit or loss from the information reported in the 1998 Annual Report. The following table sets forth disclosure about the Company's reportable segments as required by SFAS No. 131.

                                                                       Total                           Total
                                             Non-                     Segment                      Consolidated
                                           Regulated   Regulated    Information         Other       Information
                                           ---------   ---------   --------------   -------------   -----------
                                                                   (in thousands)
     As of March 31, 1999
     --------------------

     Revenues from external customers         $8,852    $  7,797        $ 16,649         $     0       $ 16,649

     Segment operating profit                    171       2,021           2,192          (1,013)         1,179

     Segment assets                            9,506     116,501         126,007           4,320        130,327


     As of March 31, 1998
     --------------------

     Revenues from external customers         $9,032    $  6,914        $ 15,946         $     0       $ 15,946

     Segment operating profit                    199       1,607           1,806            (784)         1,022

     Segment assets                            9,357     110,108         119,465           4,605        124,070


                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban for the replacement and renovation of water utility facilities and by construction expenditures for new water and wastewater utility facilities at NMUI. The Company's cash flow may also be influenced by new business development and acquisition costs.

At March 31, 1999, the Company had cash and cash-equivalent balances totaling $260,000. The Company has three separate lines of credit from three commercial banks, which expire in 2000 and which the Company expects to renew in the normal course of business. The total credit capacity of the three lines is $16,000,000. At March 31, 1999, outstanding borrowing was $5,176,000 and the unused borrowing capacity was $10,824,000. During the first three months of 1999, the Company repaid $103,000 on its lines of credit. As of March 31, 1999, the Company was in compliance with all applicable financial covenants as required by its line of credit agreements.

In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $37,705,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at March 31, 1999 to the unused credit line amount.

During the first three months of 1999, the Company's additions to property, plant and equipment were $2,545,000, representing an increase of $205,000 over the same period in 1998. Developers made contributions in aid of construction ("CIAC"), and advances totaling $590,000 of which $262,000 was received in cash. Company-financed capital additions were $1,955,000, which was paid for primarily by cash flow from operations. In 1999, the Company estimates that its capital additions will be approximately $8,000,000 and that cash flow from operations will fund these additions. However, short-term borrowing is available to meet construction requirements not funded by operations or CIAC.

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

REGULATORY AFFAIRS:

  Regulation:

ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's longer-term water and wastewater service contracts, primarily with cities, typically include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

The California Public Utilities Commission ("CPUC") and the New Mexico Public Regulatory Commission ("NMPRC") (formerly the New Mexico Public Utility Commission), regulate the rates and operations of

Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. Although the Company is not currently seeking any rate increase, future construction expenditures and increased direct operating expenses may require periodic requests for rate increases in the future.

  Regulatory Developments:

Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. In New Mexico, a legislative committee continues to review proposed changes to the Public Utilities Act (the "PUA"). Whether legislative, CPUC or PUA changes will be enacted, or, if enacted, what the terms of any changes would be, are not known by the Company. Therefore, management cannot predict the impact, if any, of final legislative changes, CPUC-developments or PUA changes on the Company's financial position or results of operations.


ENVIRONMENTAL AFFAIRS:

As a contract operator, ECO does not own any of the water sources, water production facilities, or water distribution systems that it operates for its clients, nor does ECO own any of the wastewater collection systems or wastewater treatment facilities that it operates. Although not the owner, ECO is responsible for operating these water and wastewater facilities in compliance with all federal, state and local health standards and regulations.

Suburban and NMUI operations fall under the regulatory jurisdiction of the CPUC and the NMPRC, respectively. The responsibilities of both regulatory agencies are to ensure an adequate supply of healthful, potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the United States Environmental Protection Agency (the "EPA") and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of the Company's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations.

YEAR 2000 ISSUE:

As discussed in the Company's 1998 Annual Report, the Year 2000 ("Y2K") issue is the result of software applications using a two-digit code instead of a four-digit code to identify the year. Such applications may be unable to interpret dates beyond 1999, which could result in system failure or other erroneous data in the year 2000 causing serious disruptions in operations. The Company began evaluating the Y2K issue in 1998 and has implemented a five-phase plan to assess its exposure from potential Y2K-related failures in its internal systems and those of its significant suppliers, vendors and customers.

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

The first phase of the plan, conducting an inventory of systems and programs that may be affected by Y2K has been substantially completed. The Company's billing and general ledger systems are already substantially Y2K compliant. For those systems that are not compliant, the second phase of the plan, identifying corrective measures, has been substantially completed with solutions identified to correct the existing system problems. The third phase of the plan, implementation and testing of corrective measures, is currently in progress and is expected to be completed by the second quarter of 1999, with final critical internal systems Y2K compliant without material deviation by July 1999 (phase four). In the event compliance is not possible, the Company will consider replacing non-compliant software. Costs to be incurred in order for the Company to be Y2K compliant are estimated to be less than $100,000 and are not expected to have a material effect on the Company's financial position or results of operations.

The fifth phase of the plan involves the Company contacting principal suppliers and vendors, all single source suppliers and vendors, and material customers including local governments and municipal utility districts to assess their readiness for Y2K. The Company is currently making inquiries with respect to Y2K compliance of these other systems; however; the Company has not received assurances that those other systems are Y2K compliant. If the systems of principal suppliers and vendors are found to be non-compliant, the Company will evaluate and consider appropriate contingency plans. The Company is unable to predict whether there will be a material adverse effect on the Company's financial position or results of operations since the final determination of the Y2K compliance of principal suppliers, vendors and material customers is not known at this time.

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

RISK FACTORS

Certain statements contained in this Form 10-Q Report for the period ending March 31, 1999 ("the March Report") are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

The March Report should be read in conjunction with the Company's 1998 Annual Report for more detailed descriptions of the risk factors affecting the Company which include, but are not limited to, revenue backlog information, expectations regarding sales growth and new contracts and potential acquisitions, weather conditions, changes in business conditions, legal and other contingencies.

RESULTS OF OPERATIONS:

All earnings per share amounts reflect a 5-for-4 stock split paid in the form of a stock dividend to stockholders of record on October 1, 1998, and a 5-percent stock dividend granted to stockholders of record on January 2, 1998.

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998

Diluted earnings per common share were $.08 in 1999 compared to $.04 during the same period in 1998.

Operating income increased $157,000 or 15%, and, as a percentage of operating revenues, was 7% in 1999 compared with 6% in 1998. ECO's operating income decreased $28,000, due primarily to the loss of an operations and maintenance ("O&M") contract in New Mexico in 1998, and also due to a decrease in the amount of project work performed outside the scope of existing contracts in the central Texas region. Operating income at the utilities increased $409,000, due primarily to a 21% increase in water consumption by Suburban's customers as a result of dry weather during the quarter, as compared with wet weather in 1998 due to the effects of El Nino-generated storms. At NMUI, there was an increase in both water consumption and the number of customers. Parent company expenses increased $224,000, due primarily to self-insured retention reserves related to litigation.

  Operating revenues

Operating revenues increased $703,000 or 4% in the first quarter of 1999 compared with the same period in 1998. ECO's revenues decreased $180,000 or 2%, primarily due to the loss of an O&M contract in New Mexico in July 1998. Suburban's revenues increased $657,000 or 11% due primarily to increased water consumption by Suburban's customers which increased as a result of mild, dry winter weather. NMUI also experienced a mild winter, which contributed to a 27% increase in water consumption. An increase in the number of customers at NMUI also contributed to higher revenues.

  Direct operating expenses

Direct operating expenses increased $377,000 or 3%. As a percentage of operating revenues, these expenses were 75% in 1999 and 76% in 1998. ECO's direct operating expenses decreased $182,000 primarily as a result of the loss of an O&M contract in New Mexico in 1998 and also due to lower expenses associated with reduced billable work performed in the central Texas region. Suburban's direct operating expenses increased $415,000, primarily reflecting the increase in customer water consumption. NMUI's direct operating expenses increased $144,000 as a result of the increase in NMUI's customer water consumption.

  Selling, general and administrative

Selling, general and administrative expenses for the first quarter of 1999 increased $169,000 or 6% as compared with the same period in 1998. As a percentage of operating revenues, these expenses were 18% in 1999 and 17% in 1998. ECO's selling, general and administrative expenses increased $30,000, primarily due to increased regional marketing costs associated with new business development opportunities. General and administrative expenses at the utilities decreased $85,000, primarily as a result of decreased compensation-related expenses and legal fees. As discussed above, general and administrative expenses of the parent company increased $224,000 due primarily to self-insured retention reserves related to litigation.

                          PART II - OTHER INFORMATION
                           ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Company's 1998 Annual Report, Suburban and the Company were served with a summons and an amended complaint in the Kristin Santamaria, et al vs. Suburban Water Systems, et al action ("Santamaria"). The amended complaint lists approximately 350 plaintiffs who contend, in essence, that they or deceased family members are or were long-time residents of the San Gabriel Valley ("the Valley") and that, by virtue of their residence in the Valley, they have suffered long-term exposure to various hazardous substances in their drinking water resulting in serious illness or, in some cases, wrongful death. Of that number, 77 contend that they received their water from Suburban. Suburban and the Company filed demurrers (i.e. motions to dismiss the action) which alleged that the action must be dismissed because exclusive jurisdiction of the subject matter rests with the CPUC. On August 27, 1998, the Superior Court Judge agreed and dismissed the case as to all water utility defendants. The plaintiffs have appealed that decision and have filed their opening brief in the First Appellate District, Division 5.

As discussed in the Company's 1998 Annual Report, the Company and Suburban were served with a summons and complaint in a second action entitled Christine Boswell et al vs. Suburban Water Systems, et al, in the Los Angeles County Superior Court. There are 14 plaintiffs and the allegations against Suburban are similar to those in Santamaria. The plaintiffs filed a petition in the Court of Appeal requesting that the trial court be required to terminate a stay order issued with respect to this action and rule on the demurrers filed by the defendants. The water utility defendants asked the Court of Appeal to order the trial court to dismiss these actions based on the exclusive jurisdiction of the CPUC. The issues have been fully briefed and oral argument was held on April 19, 1999 before the Court of Appeal. A decision is expected within the next three months.

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

The Company and Suburban have recently been added as defendants in the following cases: Georgiana Dominguez vs. Southern California Water Company, et al, Jeff Adler vs. Southern California Water Company, et al, Loretta Celi vs. San Gabriel Valley Water Company, et al, and Shamille A. Criner vs. San Gabriel Water Company, et al, all pending in the Los Angeles County Superior Court. These complaints are similar to the complaints in the Boswell and Demciuc cases discussed above. These complaints allege service of water to the plaintiffs by water companies other than Suburban and it is unknown what the charging allegations would be as to Suburban and the Company. These cases are all stayed pending resolution of the Boswell writ and other related writs.

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

In March 1998, the CPUC issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. Information about the OII is set forth in the 1998 Annual Report. While the CPUC is actively investigating the issues concerned with water quality, the Company and Suburban are unable to predict what actions, if any, will be taken by the CPUC and/or the Department of Health Services as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

As discussed in the 1998 Annual Report, in October 1998, the Company and ECO were served with a summons and complaint in an action entitled Patrick K. Accrocco, et al vs. ECO Resources, Inc., et al in the District Court of Fort Bend County, Texas, arising out of a fatal auto accident. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. Based on the information available at this time, management does not expect that this action will have a material effect on the Company's financial position or results of operations.

As discussed in the 1998 Annual Report , the City of Albuquerque (the "City") initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in the City's complaint. Under New Mexico state law, there are procedures which would allow the City to take possession of NMUI prior to the resolution of the fair market issue; however, the Company believes that it has adequate defenses should the City choose to pursue these procedures. At present, discussions are ongoing, and the City desires a rapid resolution to the legal action. The Company is participating in these discussions. However, there is no assurance that these discussions will lead to a settlement of the legal action, or that a resolution will be reached quickly.

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



                                  SOUTHWEST WATER COMPANY
                                  -----------------------
                                  (Registrant)



Dated: May 12, 1999               /s/ PETER J. MOERBEEK
-------------------               ---------------------
                                  Peter J. Moerbeek
                                  Chief Financial Officer