Form 10-Q
period 1999-06-30
SOUTHWEST WATER CO
filed 1999-08-13
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No___
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 12, 1999, there were 4,276,675 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.     Financial Information:                                       Page No.
-------     ----------------------                                       --------

Item 1.     Financial Statements:

            Condensed Consolidated Statements of Income -
            Three and Six months ended June 30, 1999 and 1998                   1

            Condensed Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998                                 2

            Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 1999 and 1998                             3

            Notes to Condensed Consolidated Financial Statements            4 - 5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  6 - 10

Part II.    Other Information:
--------    ------------------

Item 1.     Legal Proceedings                                              11- 12

Item 4.     Submission of Matters to a Vote of Security Holders                12

Item 6.     Exhibits and Reports on Form 8-K                                   13

            Signatures                                                         14

                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                          June 30,
-------------------------------------------------------------------------------------------------------------
                                                      1999          1998               1999          1998
-------------------------------------------------------------------------------------------------------------
                                                                (in thousands except per share data)
Operating Revenues                                   $19,454       $18,332            $36,103       $34,278

Operating Expenses:
Direct operating expenses                             14,038        13,268             26,574        25,427
Selling, general and administrative                    2,845         2,880              5,779         5,645
-------------------------------------------------------------------------------------------------------------
                                                      16,883        16,148             32,353        31,072

Operating Income                                       2,571         2,184              3,750         3,206
Other Income (Expense):
Interest expense                                        (747)         (766)            (1,506)       (1,584)
Interest income                                           19            21                 36            38
Other                                                    100           104                252           187
-------------------------------------------------------------------------------------------------------------
                                                        (628)         (641)            (1,218)       (1,359)

Income Before Income Taxes                             1,943         1,543              2,532         1,847
Provision for income taxes                               778           617              1,013           739
-------------------------------------------------------------------------------------------------------------

Net Income                                             1,165           926              1,519         1,108
Dividends on preferred shares                              7             7                 14            14
-------------------------------------------------------------------------------------------------------------

Net Income Available for Common Shares               $ 1,158       $   919            $ 1,505       $ 1,094
-------------------------------------------------------------------------------------------------------------

Earnings per Common Share:
     Basic                                           $  0.27       $  0.22            $  0.35       $  0.26
     Diluted                                         $  0.26       $  0.21            $  0.34       $  0.26
-------------------------------------------------------------------------------------------------------------

Cash Dividends per Common Share                      $  0.08       $ 0.072            $  0.16       $  0.144
-------------------------------------------------------------------------------------------------------------

Weighted Average Outstanding Common Shares:
     Basic                                             4,277         4,183              4,254          4,178
     Diluted                                           4,401         4,289              4,380          4,278
-------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                 Southwest Water Company and Subsidiaries
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,         December 31,
-------------------------------------------------------------------------------------------------------
ASSETS                                                                     1999              1998
-------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
                                                                               (in thousands)
Current Assets:
Cash and cash equivalents                                                $    209         $    394
Customers' accounts receivable, net                                         9,008            8,630
Other current assets                                                        2,945            2,586
-------------------------------------------------------------------------------------------------------
                                                                           12,162           11,610
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                          148,873          144,690
Contract operations property, plant and equipment -- at cost                5,131            4,678
-------------------------------------------------------------------------------------------------------
                                                                          154,004          149,368
Less accumulated depreciation and amortization                             42,192           40,130
-------------------------------------------------------------------------------------------------------
                                                                          111,812          109,238

Other Assets                                                                8,878            9,079
-------------------------------------------------------------------------------------------------------
                                                                         $132,852         $129,927
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of bank notes payable and long-term debt                 $  1,602         $  1,679
Accounts payable                                                            1,398            2,782
Other current liabilities                                                  11,387            9,827
-------------------------------------------------------------------------------------------------------
                                                                           14,387           14,288
Other Liabilities and Deferred Credits:
Long-term debt                                                             28,900           28,900
Bank notes payable                                                          4,260            4,500
Advances for construction                                                   8,472            8,049
Contributions in aid of construction                                       32,415           31,706
Deferred income taxes                                                       4,767            4,430
Other liabilities and deferred credits                                      3,139            2,911
-------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                     96,340           94,784

Stockholders' Equity
Cumulative preferred stock                                                    517              517
Common stock                                                                   42               42
Paid-in capital                                                            30,673           30,127
Retained earnings                                                           5,280            4,457
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                 36,512           35,143
-------------------------------------------------------------------------------------------------------
                                                                         $132,852         $129,927
-------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

             Southwest Water Company and Subsidiaries
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
---------------------------------------------------------------------------------------------------------------
                                                                                  1999                1998
---------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Cash Flows From Operating Activities:
Net Income                                                                      $ 1,519              $ 1,108
Adjustments to reconcile net income to
    net cash provided by operating activities                                     2,289              $ 1,672
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         3,808                2,780
---------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Additions to property, plant and equipment                                       (4,246)              (4,072)
Other investments, net                                                              125                  120
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (4,121)              (3,952)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan, and stock option plans                           557                  216
Contributions in aid of construction and advances for construction                  704                1,272
Dividends paid                                                                     (696)                (614)
Net repayment of bank notes payable                                                (317)                (520)
Payments on advances for construction                                              (120)                (130)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           128                  224
---------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                          (185)                (948)
Cash and cash equivalents at beginning of period                                    394                1,237
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   209              $   289
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                   $ 1,482              $ 1,556
     Income taxes                                                                  $285                 $380
Depreciation and amortization                                                   $ 2,244              $ 2,220
Non-cash contributions in aid of construction
     conveyed to Company by developers                                          $   934              $ 1,775

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


1. Southwest Water Company ("the Company" or "Registrant") together with its subsidiaries is engaged in the water management business, providing water and wastewater services to nearly three-quarters of a million people located throughout California, Texas, New Mexico and Mississippi. Through its wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company conducts regulated water utility operations through two wholly owned subsidiaries, Suburban Water Systems ("Suburban"), and New Mexico Utilities, Inc. ("NMUI"). The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 1999, and the Company's results of operations for the three and six months ended June 30, 1999. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

3. The water services industry is seasonal and as such, the results of operations for the six months ended June 30, 1999 do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the second and third quarters of each year when weather tends to be hot and dry. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. The Company's contract operations business is also seasonal in nature and may be affected by adverse weather conditions. For example, heavy rainfall during a quarter would hamper the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. The Company records earnings per share ("EPS") by computing basic EPS and diluted EPS. Basic EPS measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if such shares had been issued. Common equivalent shares arise from stock options.

5. Beginning in 2000, the Company is subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives. Currently, the Company does not have any derivative instruments which require disclosure under SFAS No. 133, and SFAS No. 133 is not expected to have any effect on the Company's financial position or results of operations.

6. In August 1999, a 3-for-2 stock split in the form of a stock dividend was declared by the Company's board of directors, payable on October 20, 1999 to stockholders of record as of October 1, 1999. The 1998 earnings per common share, cash dividends per common share and weighted-average outstanding common shares reflect a 5-for-4 stock split, paid in the form of a stock dividend to stockholders of record on October 1, 1998.

7. As discussed in the 1998 Annual Report, in 1996 the Company purchased a 49% interest in Windermere Utility Company ("Windermere"), and in May 1999, the Company signed a third amendment to the RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement ("the Agreements"). The Agreements permit the majority shareholder to acquire the Company's interest in Windermere at an agreed-upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere. The amendment extends to September 30, 1999, the date by which the majority shareholder can exercise this right.

8. As discussed in the 1998 Annual Report, in August 1998, Suburban was granted an Exclusive Negotiation Agreement ("negotiation agreement") with an original term of 120 days by the City of West Covina ("West Covina"). The negotiation agreement was subsequently extended to October 1999. The purpose of the agreement is for Suburban and West Covina to establish a price that will allow West Covina to divest itself of its water distribution system and facilities. Completion of negotiations would allow Suburban to purchase West Covina's water system, adding approximately 7,000 water connections to Suburban's current customer base, an increase of approximately 11 percent. During August 1999, the West Covina City Council voted unanimously to put the proposal through a mail-in ballot process before the customers located within the West Covina city boundaries. Although there is support for this proposal among City Council members and others, there is also local citizen opposition to the sale. While West Covina and the Company are working toward a successful completion of this acquisition, there can be no assurance that the acquisition will occur.

9. As discussed in the 1998 Annual Report, the City of Albuquerque ("Albuquerque") has initiated an action in eminent domain to acquire the operations of NMUI. At present, discussions are ongoing; however, there is no assurance that these discussions will lead to a settlement of the legal action, or that a resolution will be reached quickly.

10. As discussed in the 1998 Annual Report, the Company has two reportable segments as defined under the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The basis of segmentation and the basis of measurement of the segment profit or loss are the same as the information reported in the 1998 Annual Report. The following table sets forth disclosure about the Company's reportable segments as required by SFAS No. 131.


                                                                    Total                          Total
                                       Non-                         Segment                     Consolidated
     For the Six Months Ended,       Regulated     Regulated      Information        Other      Information
 --------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)

June 30, 1999
-------------

Revenues from external customers    $ 18,831        $ 17,272       $ 36,103        $       0      $ 36,103

Segment operating profit                 501           5,168          5,669           (1,919)        3,750

Segment assets                        10,013         118,516        128,529            4,323       132,852

June 30, 1998
-------------

Revenues from external customers    $ 18,605        $ 15,673       $ 34,278        $       0      $ 34,278

Segment operating profit                 414           4,411          4,825           (1,619)        3,206

Segment assets                         9,888         112,835        122,723            3,728       126,451


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

At June 30, 1999, the Company had cash and cash-equivalent balances totaling $209,000. The Company has three separate unsecured lines of credit from three commercial banks, which expire in 2000. The Company expects to renew expiring lines of credit in the normal course of business. At June 30, 1999, outstanding borrowing was $4,962,000 and the unused borrowing capacity was $11,038,000. During the first six months of 1999, the Company repaid $317,000 on its lines of credit. As of June 30, 1999, the Company was in compliance with all applicable financial covenants as required by its line of credit agreements. During July 1999, the Company negotiated and signed a new agreement with a commercial bank and increased its total line of credit capacity by $2,000,000 to $18,000,000. This agreement replaces one of the existing lines of credit. Under the new line of credit agreement, interest is charged at the bank's prime rate less 1/4-percent. The new agreement also allows the Company to borrow at an interest rate that is lower than the bank's prime rate less 1/4-percent; however, certain minimum borrowing requirements must be maintained for a fixed period of time. No commitment fee on the unused line of credit amount is required under the new agreement.

In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $38,552,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at June 30, 1999 to the unused credit line amount.

During the first six months of 1999, the Company's additions to property, plant and equipment were $5,180,000, representing a decrease of $667,000 from the same period in 1998. Developers made contributions in aid of construction ("CIAC"), and advances totaling $1,638,000 of which $704,000 was received in cash. Company-financed capital additions were $3,542,000, which was paid for primarily by cash flow from operations. For 1999, the Company estimates that its capital additions will be approximately $8,500,000 and that cash flow from operations and CIAC will fund these additions. Line of credit borrowing is also available to meet construction requirements if operations or CIAC do not fund additions.

The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities over the next 12 months. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company were unable to renew its existing lines of credit or unable to obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company were to need additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

REGULATORY AFFAIRS:

  Regulation:

ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with municipal utility districts ("MUDs") are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's operations and maintenance contracts ("O&Ms") are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments.

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

YEAR 2000 ISSUE:

The Year 2000 ("Y2K") issue is the result of software applications using a two-digit code instead of a four-digit code to identify the year. Such applications may be unable to interpret dates beyond 1999, which could result in system failure or other erroneous data in the year 2000 causing serious disruptions in operations. As discussed in the Company's 1998 Annual Report, the Company began evaluating the Y2K issue in 1998 and has implemented a five-phase plan to assess its exposure from potential Y2K-related failures in its internal systems and those of its significant suppliers, vendors and customers.

The first phase of the plan was to conduct an inventory of all systems and programs to determine which might be affected by the Y2K issue. The second phase involved assessment and determination as to how to correct any Y2K issues that were identified in the first phase of the Company's plan. The third phase of the plan involved implementation and testing of the corrective measures. The fourth phase of the plan was to ensure that all significant Y2K issues were properly corrected and all critical internal systems were made Y2K compliant. The final phase of the plan is to assess whether the Company's principal suppliers, vendors and material customers have Y2K issues that could adversely affect the Company.

The first four phases of the plan were completed in 1998 and early 1999. The fifth phase of the plan involves the Company contacting principal suppliers and vendors, all single source suppliers and vendors, and material customers including local governments and municipal utility districts to assess their readiness for Y2K. Phase five is ongoing as the Company continues to make inquiries with respect to Y2K compliance of these other systems; however; the Company has not received assurances that all of those other systems are Y2K compliant. If systems of principal suppliers and vendors are found to be non-compliant, the Company has appropriate written contingency plans. However, the Company is unable to predict whether there will be a material adverse effect on the Company's financial position or results of operations since the final determination of the Y2K compliance of principal suppliers, vendors and material customers is not known at this time. The Company does not expect implementation of Y2K compliance measures to exceed $100,000. The Company relies on relatively low technological equipment and processes for its water and wastewater treatment operations. If necessary, the Company has the ability to operate its water and wastewater systems manually should internal computer systems fail. On January 1, 2000, the Company plans to have operations personnel on site and available to operate the systems manually in the event that any internal computer systems fail. However, a long-term loss of electrical or gas power would have a material adverse effect on the operations of the Company, the Company's financial position and the results of operations.

RISK FACTORS

Certain statements contained in this Form 10-Q Report for the period ending June 30, 1999 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

This Form 10-Q Report for the period ending June 30, 1999 should be read in conjunction with the Company's 1998 Annual Report for more detailed descriptions of the risk factors affecting the Company which include, but are not limited to, expectations regarding new contracts and potential acquisitions, weather conditions, water quality issues, regulatory changes, legal and other contingencies.

RESULTS OF OPERATIONS:

All earnings per share amounts reflect a 5-for-4 stock split paid in the form of a stock dividend to stockholders of record on October 1, 1998.

Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998

Diluted earnings per common share were $.26 in 1999 compared to $.21 during the same period in 1998.

Operating income increased $387,000 or 18%, and, as a percentage of operating revenues, was 13% in 1999 compared with 12% in 1998. Contract operating income increased $115,000, due primarily to the addition of new contracts and to an increase in the amount of project work performed outside the scope of existing contracts. Operating income at the utilities increased $348,000, due primarily to a 12% increase in water consumption by Suburban's customers as a result of hot, dry weather during the quarter, as compared with more wet weather in 1998. At NMUI, there was an increase in both water consumption and the number of customers. Parent company expenses increased $76,000 due primarily to compensation-related expenses.

  Operating revenues

Operating revenues increased $1,122,000 or 6% in the second quarter of 1999 compared with the same period in 1998. Contract revenues increased $406,000 or 4%, due to the addition of new contracts and increased project work performed outside the scope of existing contracts. Utility revenues increased $716,000 or 8% due primarily to increased water consumption by Suburban's customers as a result of the hot, dry spring weather. NMUI also experienced warmer than normal weather and an increase in the number of its customers.

  Direct operating expenses

Direct operating expenses increased $770,000 or 6%. As a percentage of operating revenues, these expenses were 72% in both 1999 and 1998. ECO's direct operating expenses increased $235,000 relative to the increase in the number of new contracts and to the increase in project work performed. Utility direct operating expenses increased $535,000, primarily reflecting the increase in customer water consumption and an increase in the number of NMUI's customers.

  Selling, general and administrative

Selling, general and administrative expenses for the second quarter of 1999 decreased $35,000 or 1% as compared with the same period in 1998. As a percentage of operating revenues, these expenses were 15% in 1999 and 16% in 1998. Contract selling, general and administrative expenses increased $48,000, primarily due to increased regional marketing costs associated with new business development opportunities. General and administrative expenses at the utilities decreased $159,000, primarily as a result of decreased compensation-related expenses and legal fees. As discussed above, general and administrative expenses of the parent company increased $76,000.

Six Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998

Diluted earnings per common share were $.34 in 1999 compared to $.26 during the same period in 1998.

Operating income increased $544,000 or 17%, and, as a percentage of operating revenues, was 10% in 1999 compared with 9% in 1998. ECO's operating income increased $87,000 due to the addition of new contracts and increases in project work performed outside the scope of existing contracts. Operating income at the utilities increased $757,000, due primarily to a 15% increase in water consumption by Suburban's customers as a result of hot, dry weather during the first six months of 1999 compared to more wet weather in 1998. At NMUI, there was an increase in both water consumption due to warm, dry weather and an increase in the number of customers resulting in a 16% increase in consumption overall.

Parent company expenses increased $300,000 due primarily to self-insured retention reserves related to litigation and to compensation-related expenses.

  Operating revenues

Operating revenues increased $1,825,000 or 5% for the first six months of 1999 compared with the same period in 1998. Contract revenues increased $226,000 or 1%, primarily due to the addition of new contracts and to additional project work performed outside the scope of existing contracts. Utility revenues increased $1,599,000 or 10% due primarily to increased water consumption by Suburban's customers as a result of hot, dry spring weather. NMUI also experienced warmer than normal weather, which contributed to a 16% increase in water consumption.

  Direct operating expenses

Direct operating expenses increased $1,147,000 or 5%. As a percentage of operating revenues, these expenses were 74% in both 1999 and 1998. Contract direct operating expenses increased $54,000 relative to the addition of new contracts and to additional project work performed outside the scope of existing contracts. Utility direct operating expenses increased $1,093,000, primarily reflecting the increase in customer water consumption at both Suburban and NMUI, and to the increase in the number of NMUI's customers.

  Selling, general and administrative

Selling, general and administrative expenses for the first six months of 1999 increased $134,000 or 2% as compared with the same period in 1998. As a percentage of operating revenues, these expenses were 16% in both 1999 and 1998. ECO's selling, general and administrative expenses increased $78,000, primarily due to increased regional marketing costs associated with new business development opportunities. General and administrative expenses at the utilities decreased $244,000, primarily as a result of decreased compensation-related expenses and legal fees. As discussed above, general and administrative expenses of the parent company increased $300,000.

  Interest and other

Interest expense decreased $78,000 as the result of decreases in line of credit borrowing and due also to lower interest rates in the first six months of 1999 compared to 1998. Other income increased $65,000 due to a gain recorded by Suburban for the sale of land not used in utility operations.

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

As discussed in the Company's 1998 Annual Report, the Company and Suburban were served with a summons and complaint in a second action entitled Christine Boswell et al vs. Suburban Water Systems, et al, in the Los Angeles County Superior Court. There are 14 plaintiffs and the allegations against Suburban are similar to those in Santamaria. The plaintiffs filed a petition in the Court of Appeal requesting that the trial court be required to terminate a stay order issued with respect to this action and rule on the demurrers filed by the defendants. The water utility defendants asked the Court of Appeal to order the trial court to dismiss these actions based on the exclusive jurisdiction of the CPUC. This matter has now been consolidated with the Santamaria appeal and a decision is expected in the next several months.

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

The Company and Suburban have recently been added as defendants in the following cases: Georgiana Dominguez vs. Southern California Water Company, et al, Jeff Adler vs. Southern California Water Company, et al, Loretta Celi vs. San Gabriel Valley Water Company, et al, and Shamille A. Criner vs. San Gabriel Water Company, et al, all pending in the Los Angeles County Superior Court. These complaints are similar to the complaints in the Boswell and Demciuc cases discussed above. These complaints relate to non-Suburban customers. These cases are all stayed pending resolution of the Boswell petition and other related appellate court proceedings.

The Company and Suburban intend to vigorously defend all actions, and have requested defense and indemnification from their liability insurance carriers. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

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

In March 1998, the CPUC issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. The purpose of the OII is to address a series of questions dealing with the safety of current drinking water standards and compliance with those standards. Additional information about the OII is set forth in the 1998 Annual Report. While the CPUC is actively investigating the issues concerned with water quality, the Company and Suburban are unable to predict what actions, if any, will be taken by the CPUC and/or the Department of Health Services as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

As discussed in the 1998 Annual Report, in October 1998, the Company and ECO were served with a summons and complaint in an action entitled Patrick K. Accrocco, et al vs. ECO Resources, Inc., et al in the District Court of Fort Bend County, Texas, arising out of a fatal auto accident. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. Based on the information available at this time, management does not expect that this action will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the 1998 Annual Report, the City of Albuquerque ("Albuquerque") initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures which would allow Albuquerque to take possession of NMUI prior to the resolution of the fair market issue; however, the Company believes that it has adequate defenses should Albuquerque choose to pursue these procedures. At present, discussions are ongoing; however, there is no assurance that these discussions will lead to a settlement of the legal action.

The Company and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially adversely affect its consolidated financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

At the Annual Meeting of Stockholders held on May 27, 1998, Maureen A. Kindel, a member of the Board of Directors was reelected by the following votes: votes for 3,492,301; and votes abstaining 45,245. No broker non-votes were recorded.

The selection of KPMG LLP as the Company's independent auditors was ratified by the following vote: votes for 3,485,230; votes against 10,332; and votes abstaining 41,984. No broker non-votes were recorded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

  10.10E Third Amendment of SWWC Right of First Refusal and SWWC Call Purchase
         Agreement between the Registrant and RTNT, Inc. dated May 27, 1999, filed herewith.

  10.10F Third Amendment of RTNT Right of First Refusal and RTNT Call Purchase
         Agreement between the Registrant and RTNT, Inc. dated May 27, 1999, filed herewith.

  10.16 Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A. dated April 10, 1999, filed herewith.

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



                                  SOUTHWEST WATER COMPANY
                                  -----------------------
                                  (Registrant)



Dated: August 12, 1999        /s/ Peter J. Moerbeek
                              ---------------------------
                                 Peter J. Moerbeek
                                 Chief Financial Officer