Form 10-Q
period 1999-09-30
SOUTHWEST WATER CO
filed 1999-11-12
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -------
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 1999, there were 6,438,888 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.   Financial Information:                                   Page No.
-------   ----------------------                                   --------

Item 1.   Financial Statements:


          Condensed Consolidated Statements of Income -
          Three and Nine months Ended September 30, 1999 and 1998         1

          Condensed Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                        2

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1999 and 1998                   3

          Notes to Condensed Consolidated Financial Statements          4-6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7-12

Part II.  Other Information:
--------  -----------------

Item 1.   Legal Proceedings                                              12

Item 4.   Submission of Matters to a Vote of Security Holders            12

Item 6.   Exhibits and Reports on Form 8-K                               13

          Signatures                                                     14


                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                  September 30,                 September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                              1999           1998              1999           1998
-----------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands except per share data)
Operating Revenues                                           $22,911        $19,960              $59,014        $54,238
Operating Expenses:
Direct operating expenses                                     16,823         14,148               43,397         39,575
Selling, general and administrative                            2,849          2,724                8,628          8,369
-----------------------------------------------------------------------------------------------------------------------
                                                              19,672         16,872               52,025         47,944

Operating Income                                               3,239          3,088                6,989          6,294
Other Income (Expense):
Interest expense                                                (722)          (715)              (2,228)        (2,299)
Interest income                                                   16             30                   52             68
Gain on sale of land (Note 6)                                  2,747              0                2,747              0
Other                                                            231             10                  483            197
-----------------------------------------------------------------------------------------------------------------------
                                                               2,272           (675)               1,054         (2,034)

Income Before Income Taxes                                     5,511          2,413                8,043          4,260
Provision for income taxes                                     2,204            965                3,217          1,704
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                     3,307          1,448                4,826          2,556
Dividends on preferred shares                                      7              7                   21             21
-----------------------------------------------------------------------------------------------------------------------
Net Income Available for Common Shares                       $ 3,300        $ 1,441              $ 4,805        $ 2,535
-----------------------------------------------------------------------------------------------------------------------
Earnings per Common Share (Note 7):
  Basic                                                      $  0.51        $  0.23              $  0.75        $  0.40
  Diluted                                                    $  0.49        $  0.22              $  0.73        $  0.39
-----------------------------------------------------------------------------------------------------------------------
Cash Dividends per Common Share (Note 7)                     $  0.05        $  0.05              $  0.16        $  0.15
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Outstanding Common Shares (Note 7):
  Basic                                                        6,418          6,312                6,393          6,297
  Diluted                                                      6,729          6,441                6,621          6,441
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,           December 31,
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                          1999                   1998
------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
                                                                                    (in thousands)
Current Assets:
Cash and cash equivalents                                                         $    238           $    394
Customers' accounts receivable, net                                                 11,380              8,630
Other current assets                                                                 7,184              2,586
------------------------------------------------------------------------------------------------------------------
                                                                                    18,802             11,610
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                                   150,419            144,690
Contract operations property, plant and equipment -- at cost                         5,361              4,678
------------------------------------------------------------------------------------------------------------------
                                                                                   155,780            149,368
Less accumulated depreciation and amortization                                      43,389             40,130
------------------------------------------------------------------------------------------------------------------
                                                                                   112,391            109,238

Other Assets                                                                         8,291              9,079
------------------------------------------------------------------------------------------------------------------
                                                                                  $139,484           $129,927
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of bank notes payable and long-term debt                          $  1,524           $  1,679
Accounts payable                                                                     3,063              2,782
Other current liabilities                                                           11,320              9,827
------------------------------------------------------------------------------------------------------------------
                                                                                    15,907             14,288
Other Liabilities and Deferred Credits:
Long-term debt                                                                      28,900             28,900
Bank notes payable                                                                   3,333              4,500
Advances for construction                                                            8,315              8,049
Contributions in aid of construction                                                33,251             31,706
Deferred income taxes                                                                4,943              4,430
Other liabilities and deferred credits                                               5,175              2,911
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                              99,824             94,784

Stockholders' Equity
Cumulative preferred stock                                                             517                517
Common stock                                                                            43                 42
Paid-in capital                                                                     30,861             30,127
Retained earnings                                                                    8,239              4,457
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                          39,660             35,143
------------------------------------------------------------------------------------------------------------------
                                                                                  $139,484           $129,927
==================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                    Southwest Water Company and Subsidiaries
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
      --------------------------------------------------------------------------------------------------
                                                                                 1999           1998
      --------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
        Cash Flows From Operating Activities:
        Net Income                                                                $ 4,826        $ 2,556
        Adjustments to reconcile net income to
          net cash provided by operating activities                                   980        $ 3,999
      --------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                   5,806          6,555
      --------------------------------------------------------------------------------------------------

        Cash Flows From Investing Activities:
        Additions to property, plant and equipment                                 (5,308)        (5,936)
        Gross proceeds from sale of land                                            4,000              0
        Net proceeds from sale of land transferred to accommodator (Note 6)        (3,883)             0
        Other investments, net                                                        125              0
      --------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                      (5,066)        (5,936)
      --------------------------------------------------------------------------------------------------
        Cash Flows From Financing Activities:
        Contributions in aid of construction and advances for construction          1,020          1,597
        Net proceeds from dividend reinvestment plan,
          employee stock purchase plan, and stock option plans                        735            349
        Net repayment of bank notes payable                                        (1,322)        (1,927)
        Dividends paid                                                             (1,044)          (923)
        Payments on advances for construction                                        (285)          (154)
      --------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                        (896)        (1,058)
      --------------------------------------------------------------------------------------------------
        Net decrease in cash and cash equivalents                                    (156)          (439)
        Cash and cash equivalents at beginning of period                              394          1,237
      --------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                                $   238        $   798
      ==================================================================================================

        Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
          Interest                                                                $ 2,009        $ 2,037
          Income taxes                                                            $ 1,490        $   845
        Depreciation and amortization                                             $ 3,345        $ 3,307
        Non-cash contributions in aid of construction
          conveyed to Company by developers                                       $ 1,624        $ 1,775


        See accompanying notes to condensed consolidated financial statements.


                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (Unaudited)


1. Southwest Water Company ("the Company" or "Registrant") is engaged in the water management business, providing water and wastewater services to nearly three-quarters of a million people located throughout California, Texas, New Mexico and Mississippi. Through it's wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company conducts regulated water utility operations through two wholly owned subsidiaries, Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 1999, and the Company's results of operations for the three and nine months ended September 30, 1999. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("the 1998 Annual Report").

3. The water services industry is seasonal, and as such, the results of operations for the nine months ended September 30, 1999 do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the second and third quarters of each year when weather tends to be hot and dry. The first and fourth quarters of each year are normally the lowest in terms of average customer water usage for the Company's water utilities. The Company's contract operations business is also seasonal in nature and may be affected by adverse weather conditions. For example, heavy rainfall during a quarter could hamper the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

4. The Company records earnings per share ("EPS") by computing basic EPS and diluted EPS in accordance with GAAP. Basic EPS measures the performance of the Company during the reporting period by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company during the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if such shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted EPS by application of the treasury method of accounting.

5. Beginning in 2001, the Company is subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives. Currently, the Company does not have any derivative instruments that require disclosure under SFAS No. 133, and SFAS No. 133 is not expected to have any effect on the Company's financial position or results of operations.

6. In September 1999, the Company recognized a gain on the sale of a parcel of surplus land by Suburban. Suburban sold the land for $4,000,000 and recorded a pretax gain of $2,747,000. The transaction involved approximately 11.4 acres of vacant land in La Puente, California, formerly the site of Suburban's main office and equipment yard. The sale of land, net of tax, added $1,648,000 to net income, or $.25 per diluted common share. For Federal income tax purposes, Suburban has elected to treat the sale of the land as an Internal Revenue Service Code Section 1031 Like-Kind

     Exchange. Net proceeds from the sale were transferred to an accommodator serving as the intermediary in this transaction. The net proceeds must be reinvested in like-kind property by March 8, 2000. If the proceeds are not reinvested in like-kind property by that date, the gain will be recognized as other income and will become taxable as ordinary income.

7. In August 1999, a 3-for-2 stock split in the form of a stock dividend was declared by the Company's Board of Directors, and was paid on October 20, 1999 to stockholders of record as of October 1, 1999. Earnings per common share, cash dividends per common share and weighted-average outstanding common shares reflect this 3-for 2 stock split, paid in the form of a stock dividend to stockholders of record on October 1, 1999.

8. In August 1999, the Board of Directors of the Company adopted a resolution that will terminate the Utility Employees Retirement Plan ("UERP"), freeze the assets of the plan and cease all benefit accruals as of December 30, 1999. Pending favorable determination from the Internal Revenue Service, the Company anticipates distribution of the UERP assets to vested participants in 2000. The Company does not expect the termination to adversely affect its financial position or results of operations. The Company may be required to pay certain excise taxes on any amounts currently held by the UERP and not ultimately distributed to the vested participants; however, the Company does not anticipate that this amount will be significant.

9. As discussed in the 1998 Annual Report, the Company owns a 49% interest in Windermere Utility Company ("Windermere") and in October 1999, the Company extended the Right of First Refusal Agreement and the Call Purchase Agreement ("the Agreements") with the majority shareholder to December 31, 1999. The Agreements permit the majority shareholder to acquire the Company's interest in Windermere at an agreed-upon price. If the majority shareholder does not exercise his option, then the Company has the right to acquire 100% of Windermere.

10. As discussed in the 1998 Annual Report, in August 1998, Suburban was granted an Exclusive Negotiation Agreement ("negotiation agreement") by the City of West Covina ("West Covina"). During August 1999, Suburban and West Covina signed a letter of intent which, as amended, provides for Suburban to acquire West Covina's water distribution system and facilities for $11,500,000. The purchase of West Covina's water system would add approximately 7,000 water connections to Suburban's current customer base, an increase of approximately 11-percent. Since customer approval is a statutory condition for the sale to be completed, West Covina has mailed ballots to the effected customers. The results of the vote will be determined in December 1999. A positive customer vote for the sale would allow the City Council and Suburban to complete negotiations; however, while West Covina and the Company are working toward a successful completion of this acquisition, there can be no assurance that the acquisition will occur.

11. As discussed in the 1998 Annual Report, the City of Albuquerque ("Albuquerque") initiated an action in eminent domain to acquire the operations of NMUI. At present, discussions are ongoing; however, there is no assurance that these discussions will lead to a settlement of the legal action.

12. As discussed in the 1998 Annual Report, the Company has two reportable segments as defined under the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The basis of segmentation and basis of measurement of the segment profit or loss are the same as the information reported in the 1998 Annual Report. The following table sets forth disclosure about the Company's reportable segments as required by SFAS No. 131.

                                                                                Total                         Total
                                                  Non                           Segment                       Consolidated
           For the Nine months Ended,          Regulated       Regulated        Information       Other       Information
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
          September 30, 1999
          ------------------
          Revenues from external customers      $ 30,373       $ 28,641         $ 59,014         $     0     $ 59,014
          Segment operating profit                 1,002          8,787            9,789          (2,800)       6,989
          Segment assets                          12,088        122,107          134,195           5,289      139,484

          September 30, 1998
          ------------------
          Revenues from external customers      $ 27,498       $ 26,740         $ 54,238         $     0     $ 54,238
          Segment operating profit                   635          8,127            8,762          (2,468)       6,294
          Segment assets                           9,944        113,902          123,846           4,664      128,510

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban and NMUI for the addition, replacement and renovation of water utility facilities. The Company's cash needs may also be influenced by costs related to acquisition of new business opportunities.

At September 30, 1999, the Company had cash and cash-equivalent balances totaling $238,000. The Company has three separate unsecured lines of credit from three commercial banks with total line of credit capacity of $20,000,000. Two of the lines expire in 2001, and the remaining line expires in 2000. The Company expects to renew expiring lines of credit in the normal course of business. At September 30, 1999, outstanding borrowing was $3,957,000 and the unused borrowing capacity was $16,043,000. During the first nine months of 1999, the Company repaid $1,322,000 on its lines of credit. As of September 30, 1999, the Company was in compliance with all applicable financial covenants of the line of credit agreements. Under two of the line of credit agreements, interest is charged at each bank's prime rate less 1/4 percent. The Company may also borrow at an interest rate that is lower than this rate; however, the amount borrowed must remain outstanding for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. Two of the lines of credit require a $6,000 annual fee, each and one line of credit requires no annual fee.

In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $47,668,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at September 30, 1999 to the unused credit line amount.

During the first nine months of 1999, the Company's additions to property, plant and equipment were $6,932,000, representing a decrease of $779,000 from the same period in 1998. Developers made contributions in aid of construction ("CIAC"), and advances totaling $2,644,000, of which $1,020,000 was received in cash. Company-financed capital additions were $4,288,000, which was funded primarily by cash flow from operations. For 1999, the Company estimates that its capital additions will be approximately $8,500,000 and that cash flow from operations and CIAC will fund these additions. Line of credit borrowing is also available to meet construction requirements if needed.

The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company were unable to renew its existing lines of credit or unable to obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company needed additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

As described in Note 6 of the notes to the condensed consolidated financial statements, net proceeds related to a sale of surplus utility land, are being held by an accommodator serving as intermediary for the Company's Internal Revenue Service Code Section 1031 Like-Kind Exchange transaction. The Company anticipates that the proceeds from the sale will be reinvested by March 8, 2000 and could be used to assist in the purchase of the City of West Covina's water system (as mentioned in Note 10 to the condensed consolidated financial statements) or invested in other utility property. The remaining funds for the purchase of West Covina's water system could come from line of credit borrowing or long-term financing.

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

The California Public Utilities Commission ("CPUC") and the New Mexico Public Regulation Commission ("NMPRC"), regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. Although the Company is not currently seeking any rate increase, future construction expenditures and increased operating expenses may require periodic requests for rate increases in the future.

  Regulatory Developments:

Legislative and CPUC developments are closely monitored by the Company and by the various water industry associations in which the Company actively participates. Whether legislative, CPUC or NMPRC changes will be enacted, or, if enacted, what the terms of any changes would be, are not known by the Company. Therefore, management cannot predict the impact, if any, of final legislative changes, CPUC-developments or NMPRC changes on the Company's financial position or results of operations.

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

The first phase of the plan was to conduct an inventory of all systems and programs to determine the effect of Y2K issue. The second phase involved assessment and determination as to how to correct any Y2K issues that were identified in the first phase of the Company's plan. The third phase of the plan involved implementation and testing of the corrective measures. The fourth phase of the plan was to ensure that all significant Y2K issues were properly corrected and all critical internal systems were made Y2K compliant. The final phase of the plan is to assess whether the Company's principal suppliers, vendors and material customers have Y2K issues that could adversely affect the Company. The first four phases of the plan were completed in 1998 and early 1999, and the Company concluded that its internal critical systems were Y2K compliant.

The fifth phase of the plan involved the Company contacting principal suppliers and vendors, all single source suppliers and vendors, and material customers including local governments and municipal utility districts to assess their readiness for Y2K. Phase five is ongoing as the Company continues to make inquiries with respect to Y2K compliance of these other systems; however; the Company has not received assurances that all of those other systems are Y2K compliant.

The Company is unable to predict whether there will be a material adverse effect on the Company's financial position or results of operations, since the final determination of the Y2K compliance of principal suppliers, vendors and material customers is not known at this time. The Company has implemented written contingency plans to provide procedures that will assure the Company's rapid and effective response to loss of water or wastewater treatment services. The contingency plans include, but are not limited to, the following provisions:

     1) Standby personnel ready to operate systems manually if computer-guided systems fail;
     2) Auxiliary power sources tested at full load prior to January 1, 2000 and able to operate at full capacity if necessary;
     3)  Backup generators ready and fully fueled;
     4) Hand-held radios, cell phones and pagers have been tested and ready for deployment;
     5)  Vehicles ready and fully fueled;
     6) Back-up of critical documentation, printed hard copies of critical billing and accounting information;
     7)  Observation of world events as the transition to 2000 occurs.

The Company does not expect implementation of Y2K compliance measures to exceed $100,000. The Company relies on relatively low technological equipment and processes for its water and wastewater treatment operations. If necessary, the Company has the ability to operate its water and wastewater systems manually should internal computer systems fail. On January 1, 2000, the Company plans to have operations personnel on site and available to operate the systems manually in the event that any internal computer systems fail. However, a long-term loss of electrical or gas power could have a material adverse effect on the operations of the Company, the Company's financial position and its results of operations.

RISK FACTORS

Certain statements contained in this Form 10-Q Report for the period ending September 30, 1999, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

This Form 10-Q Report for the period ending September 30, 1999, should be read in conjunction with the Company's 1998 Annual Report for more detailed descriptions of the risk factors affecting the Company which include, but are not limited to, expectations regarding new contracts and potential acquisitions, weather conditions, water quality issues, regulatory changes, Y2K readiness, legal and other contingencies.

RESULTS OF OPERATIONS:

All earnings per share amounts reflect a 3-for-2 stock split and a 5-for-4 stock split, paid in the form of stock dividends, to stockholders of record on October 1, 1999, and 1998 respectively.

Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

Diluted earnings per common share before a gain on a land sale (see Note 6 of the notes to the condensed consolidated financial statements), net of taxes were $.25 in 1999 compared to $.22 during the same period in 1998. Diluted earnings per common share, including the gain on sale of land, net of taxes were $.49 in 1999.

Operating income increased $151,000 or 5%, and, as a percentage of operating revenues, was 14% in 1999 compared with 15% in 1998. This decrease is primarily due to lower operating income at the utilities due to increases in the cost of water purchased. Operating income for contract operations increased $260,000, due primarily to the addition of new contracts and to an increase in the amount of project work performed outside the scope of existing contracts. Operating income at the utilities decreased $84,000. Water consumption increased 4% at Suburban; however, the use of purchased water at a higher cost negatively impacted operating income. NMUI experienced a decrease in consumption due to cooler weather compared to the period in 1998. Parent company expenses increased $25,000 due primarily to compensation-related expenses.

  Operating revenues

Operating revenues increased $2,951,000 or 15% in the third quarter of 1999 compared with the same period in 1998. Contract revenues increased $2,649,000 or 30%, due to the addition of new contracts and increased project work performed outside the scope of existing contracts. Utility revenues increased $302,000 or 3% due primarily to increased water consumption by Suburban's customers as a result of the hotter, dryer summer weather.

  Direct operating expenses

Direct operating expenses increased $2,675,000 or 19%. As a percentage of operating revenues, these expenses were 73% in 1999 and 71% in 1998 due primarily to increases in the cost of water purchased at the utilities. ECO's direct operating expenses increased $2,374,000 due to the increase in the number of new contracts and to the increase in project work performed. Utility direct operating expenses increased $301,000, or 5%, primarily reflecting higher water costs due to the increase in customer water consumption by Suburban customers.

   Selling, general and administrative

Selling, general and administrative expenses for the third quarter of 1999 increased $125,000 or 5% as compared with the same period in 1998. However, as a percentage of operating revenues, these expenses improved to only 12% in 1999 compared to 14% in 1998. ECO's selling, general and administrative expenses increased $11,000. General and administrative expenses at the utilities increased $89,000, primarily as a result of increased compensation-related expenses. As discussed above, general and administrative expenses of the parent company increased $25,000.

  Other income

Other income increased $221,000 due primarily to extension fees paid to Suburban in connection with the sale of land not used in utility operations.

Nine Months Ended September 30, 1999 Compared To Nine Months Ended September 30, 1998

Diluted earnings per common share before a gain on a land sale (see Note 6 of the notes to the condensed consolidated financial statements), net of taxes were $.48 in 1999 compared to $.39 during the same period in 1998. Diluted earnings per common share including the gain on sale of land, net of taxes, were $.73 in 1999.

Operating income increased $695,000 or 11%, and, as a percentage of operating revenues, was 12% in 1999 and 1998. ECO's operating income increased $347,000 due to the addition of new contracts and increases in project work performed outside the scope of existing contracts. Operating income at the utilities increased $673,000, due primarily to a 10% increase in water consumption by Suburban's customers as a result of warmer, dryer weather during the first nine months of 1999 compared to milder weather in 1998. At NMUI, there was a 4% increase in water consumption due to warmer, dryer weather, and an increase in the number of customers. Parent company expenses increased $325,000 due primarily to self-insured retention reserves and to compensation-related expenses.

  Operating revenues

Operating revenues increased $4,776,000 or 9% for the first nine months of 1999 compared with the same period in 1998. Contract revenues increased $2,875,000 or 10%, primarily due to the addition of new contracts and to additional project work performed outside the scope of existing contracts. Utility revenues increased $1,901,000 or 7% due primarily to increased water consumption by Suburban's customers as a result of hot, dry summer weather. NMUI revenues were higher due to a 4% increase in water consumption and from the addition of new customers.

  Direct operating expenses

Direct operating expenses increased $3,822,000 or 10%. As a percentage of operating revenues, these expenses were 74% in 1999 and 73% in 1998. Contract direct operating expenses increased $2,428,000 due to the addition of new contracts and to additional project work performed outside the scope of existing contracts. Utility direct operating expenses increased $1,394,000, primarily reflecting the increase in customer water consumption at both Suburban and NMUI, and to the increase in the number of NMUI's customers.

  Selling, general and administrative

Selling, general and administrative expenses for the first nine months of 1999 increased $259,000 or 3% as compared with the same period in 1998. As a percentage of operating revenues, these expenses were 15% in both 1999 and 1998. ECO's selling, general and administrative expenses increased $89,000, primarily due to increased regional marketing costs associated with new business development opportunities. General and administrative expenses at the utilities decreased $155,000, primarily as a result of decreased compensation-related expenses and legal fees. As discussed above, general and administrative expenses of the parent company increased $325,000.

  Interest expense and other income

Interest expense decreased $71,000 or 3% as the result of decreases in line of credit borrowing and due also to lower interest rates in the first nine months of 1999 compared to 1998. Other income increased $286,000 primarily due to extension fees paid in connection with the sale of land not used in utility operations, and to an another gain on sale of land not used in utility operations.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Company's 1998 Annual Report and its quarterly reports on Form 10-Q for the periods ending March 31, 1999 ("the March Report") and June 30, 1999 ("the June Report"), the Company has been named in several complaints alleging water contamination. Details of the litigation are described in the March Report and the June Report. During September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. A three-judge panel ruled that the CPUC (subject to a review by the state Supreme Court, but not other state courts) has final regulatory authority in water quality matters. The plaintiffs in this action have petitioned the California Supreme Court for review of this decision and the Company has opposed the grant of the review. The Supreme Court has not yet ruled on the petition. If a review is not granted, the decision will become final and the Companies will be dismissed from all of the pending lawsuits alleging the delivery of contaminated water.

The Company and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the 1998 Annual Report, in October 1998 the Company and ECO were sued in an action entitled Patrick K. Accrocco, et al vs. ECO Resources, Inc., et al in the District Court of Fort Bend County, Texas, arising out of a fatal auto accident. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. Based on the information available at this time, management does not expect that this action will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the 1998 Annual Report, the City of Albuquerque ("Albuquerque") initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures, which would allow Albuquerque to take possession of NMUI prior to the resolution of the fair market issue; however, the Company believes that it has adequate defenses should Albuquerque choose to pursue these procedures. At present, discussions are ongoing; however, there is no assurance that these discussions will lead to a settlement of the legal action.

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




                                  SOUTHWEST WATER COMPANY
                                  -----------------------
                                  (Registrant)



Dated: November 12, 1999          /s/ PETER J. MOERBEEK
                                  ---------------------
                                  Peter J. Moerbeek
                                  Chief Financial Officer