Form 10-K405
period 1999-12-31
SOUTHWEST WATER CO
filed 2000-03-14
CIK 92472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or
                                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                         Commission file number 0-8176

                            Southwest Water Company
            (Exact name of registrant as specified in its charter)

                         Delaware                                                95-1840947
     (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

     225 North Barranca Avenue, Suite 200
        West Covina, California                                                  91791-1605
     (Address of principal executive offices)                                    (Zip Code)

     Registrant's telephone number including area code:                          (626) 915-1551
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

     On February 29, 2000, there were 6,462,609 common shares outstanding. The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $72,029,084 based upon the average high and low stock prices as of February 29, 2000. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

Documents incorporated by reference:                         Form 10-K Reference
-----------------------------------                          -------------------

     Proxy Statement dated on or about April 7,
     2000 for Annual Meeting of Stockholders on
     Tuesday, May 23, 2000                                   Part III

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. [X]

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


                                     INDEX

PART I

Item 1.     Business..........................................................................  1
Item 2.     Properties........................................................................  8
Item 3.     Legal Proceedings.................................................................  9
Item 4.     Submission of Matters to a Vote of Security Holders............................... 11
Item 4a     Executive Officers of the Registrant.............................................. 11

PART II

Item 5:     Market for the Registrant's Common Equity and Related Stockholder Matters......... 12
Item 6:     Selected Financial Data........................................................... 13
Item 7:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................. 13
Item 8:     Financial Statements and Supplementary Data....................................... 20
Item 9:     Changes and Disagreements with Accountants on Accounting and Financial Disclosure. 41

PART III

Item 10:    Directors and Executive Officers of the Registrant................................ 41
Item 11:    Executive Compensation............................................................ 41
Item 12:    Security Ownership of Certain Beneficial Owners and Management.................... 41
Item 13:    Certain Relationships and Related Transactions.................................... 41

PART IV

Item 14:    Exhibits, Financial Statement Schedule and Reports on Form 8-K.................... 42
            Exhibit Index..................................................................... 44
            Signatures........................................................................ 49

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

  Certain statements contained in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only predictions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations are discussed in Part II, Item 7, Management's Discussion and Analysis, Risk Factors.

                                    PART I

Item 1.  Business

  General Description of Business

  Southwest Water Company (hereafter, together with its subsidiaries, referred to as the "Company" or "Registrant") was incorporated under the laws of the State of California on December 10, 1954. The Company reincorporated in the State of Delaware on June 30, 1988. The Company is engaged in the business of managing all aspects of water and wastewater systems, and provides these services to more than three-quarters of a million people located throughout California, New Mexico, Texas and Mississippi. Through its wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company operates and manages water utilities that it owns (regulated water operations) through two wholly owned subsidiaries, Suburban Water Systems ("Suburban"), and New Mexico Utilities, Inc. ("NMUI"). The Company also owns an interest in Windermere Utility Company ("Windermere"), a small, regulated water utility located near Austin, Texas.

  General Information

  The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. The Company does not conduct significant research and development activities, and has no patents, licenses or trademarks (except for certain logos and artwork used in marketing). In its daily operations, the Company uses certain commodities such as chemicals and supplies that are currently readily available from a number of suppliers. During the past year, there were no significant changes in the way the Company does business.

  There are no individual customers of the Company who generated revenues that exceeded 10 percent of the Company's consolidated revenues, or whose loss would have a material adverse effect on the Company's consolidated operations. The Company is subject to the requirements of various regulatory agencies with respect to its water and wastewater treatment services. To date, the Company has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 1999, the Company employed 560 people, none of whom are represented by an employee union.

  A.  Contract Operations

  ECO Resources, Inc.

  Development of Business, Product and Regulation

  In 1985, by purchasing all of the outstanding common stock of ECO, the Company entered into the contract water and wastewater management industry. ECO was established in 1970, and incorporated under the laws of the State of Texas in 1974. ECO provides all aspects of water and wastewater operations and maintenance services and performs related services which include facility and equipment maintenance and repair, sewer pipeline cleaning, billing and collection and state-certified laboratory analyses. As a contract operator, ECO does not own any of the water sources, water production facilities or water distribution systems that it operates for its clients, nor does ECO own any of the wastewater collection systems or wastewater treatment facilities that it operates for its clients. Although not the owner, ECO is responsible for operating these water and wastewater facilities in compliance with all federal, state and local health standards and regulations.

  ECO has two distinct types of contractual relationships: time and material contracts primarily with municipal utility districts, and fixed fee operations and maintenance contracts.

  Municipal Utility District Contracts

  A Municipal Utility District ("MUD") is a utility district created under the rules of the Texas Natural Resource Conservation Commission in order to provide water, wastewater and drainage services to areas where existing municipal services are not available. ECO has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. ECO negotiates each MUD contract with the MUD's Board of Directors. As the large Texas cities expand their boundaries, they periodically acquire MUD-owned facilities through condemnation and annex them to city-owned facilities. As of January 1, 1999, ECO had 150 MUD contracts.
During 1999, 18 new MUD contracts were added, one MUD contract was canceled due to annexation and two MUD contracts were canceled for competitive reasons, bringing the total to 165 MUD contracts as of December 31, 1999.

  Typically, a MUD contract provides for a monthly base fee that ensures a certain basic level of maintenance and operations services, billing, collection and customer services, and environmental monitoring and reporting. Additional services provided at a level beyond the basic contracted services typically generate revenues on a time and materials basis as such services are rendered. Most MUD contracts are short-term and are cancelable on 30 or 60-day notice by either party. Most contracts allow ECO to increase its monthly fee as the number of connections increases.

  Operations and Maintenance Contracts

  Operations and maintenance ("O&M") contracts are agreements with cities and private entities located in Texas, Mississippi, New Mexico and California that provide for a specified level of services such as facility operation and maintenance, meter reading and billing, or management of the entire water or wastewater system. Most contracts provide for a fee that covers the specified level of services, and provides limits on ECO's contractual liability in the event of a major system failure or catastrophe. ECO provides services beyond the scope of the contract and would generally provide services after a system failure or catastrophe. Additional billings are generated when services beyond the scope of the contract are provided. ECO may seek fee increases from the city or private entity and may request specific payment for services when the cost of such services exceeds a reasonable amount beyond the scope of the contract.
Most contracts provide for annual cost of living increases and ECO typically has the right to increase its fixed operations fee if the system undergoes growth beyond a specified level. Typical O&M contracts are cancelable only upon a specific breach of the contract by either party. As of December 31, 1999, ECO had 27 O&M contracts compared to 20 O&M contracts as of December 31, 1998.

  Competition and Future Development

  ECO provides contract water and wastewater services in Texas, Mississippi, New Mexico and California. It continues to improve its market position by adding new MUD and O&M contracts and aggressively pursuing renewal of its existing contracts. The contract water and wastewater management industry continues to undergo rapid growth and change. New contracts are awarded based on both lowest cost and technical expertise. ECO's competition in the O&M portion of its business includes a number of significantly larger companies that provide O&M services on a national and international basis, as well as several regional competitors. In the Texas MUD market, competitors include four large national companies and several smaller, local companies.

  At December 31, 1999, ECO's anticipated future revenue from firm contractual commitments was over $100,000,000. Industry renewal rates tend to be high; however, the contract water and wastewater management business is very competitive. ECO intends to continue expanding its current business base in the southwestern and southern United States.

  B. Regulated Utility Operations

  Suburban Water Systems

  Development of Business, Product and Regulation

  Suburban is a regulated public water utility that produces and supplies water for residential, business, industrial and public authority use, and for private and public fire protection service under jurisdiction of the California Public Utilities Commission (the "CPUC"). Suburban's service area contains a population of approximately 250,000 people within Los Angeles and Orange counties, California.

  Suburban or its predecessor entities have supplied water since approximately 1907. From the mid-1950s to the late 1960s, Suburban's operations rapidly expanded as the transition from agricultural land use to residential, business and industrial use occurred throughout its service area. Primarily due to the population saturation of its existing service area, Suburban has experienced only modest customer growth since the late 1960s.

  At December 31, 1999, Suburban served 67,153 customers, including 63,386 residential customers, 2,793 business and industrial customers, 317 public authority customers and 657 other customers. During 1999, Suburban's operating revenues were 74 percent from sales to residential customers, 18 percent from sales to business and industrial customers, and eight percent from sales to other customers.

  Seasonal temperature and rainfall variations subject Suburban's business to significant revenue and profitability fluctuations. Since most of Suburban's residential customers use more water in hot, dry weather, the third quarter of each year is usually the highest in terms of customer water consumption and revenues. Profitability is determined by the mix of the source of water sold and could be higher in unseasonably warm winter months compared to typically hot, dry summer months.

  Wells and Other Water Sources

  Suburban's wells pump water from two of the major groundwater basins in the Southern California coastal watershed: the Central Basin and the Main San Gabriel Basin (the "Basins"). The Basins are the source of approximately 71 percent of Suburban's water supply. The rights to pump water from the Basins have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's right to produce water at levels prescribed each year by the Watermaster Boards (the "Boards") that manage the Basins. As the water levels in the Basins increase or decrease, the Boards may adjust the amount of water that Suburban and other producers are allowed to pump without paying additional charges. Suburban is allowed to produce a certain amount of water from the Basins in excess of the set amount, but when Suburban does so, an additional payment is required to provide for the replenishment of the water supply. However, even when additional payments are required, the Basins provide Suburban with water at a cost that is lower than other available sources. The Boards establish the prices that Suburban pays for water it produces from the Basins each year. The Basins' current water levels are sufficient to eliminate any foreseeable drought concerns. However, there is no assurance that the current allowable pumping levels set by the Boards will continue in the future.

  Suburban also purchases water from two mutual water companies that also produce their water from the Main San Gabriel Basin. Suburban's ownership of shares in each of these mutual water companies has allowed it to increase its water entitlement and purchase water at a lower cost. In addition, Suburban leases Basin pumping rights from other parties, which also helps reduce its cost of water.

  Suburban's water supply is further supplemented by water purchased at a higher cost from external sources. Suburban has the right to purchase water from the Metropolitan Water District of Southern California. Suburban also has interconnections with other water purveyors that can be used as supplemental and emergency sources of supply.

  Water Quality Regulation

  A stated responsibility of the CPUC is to ensure an adequate supply of affordable, healthful, potable water to residents of the state. Accordingly, Suburban's water quality is under the regulatory jurisdiction of the CPUC. Suburban's water supply is also subject to regulation by the United States Environmental Protection Agency (the "EPA") under the 1996 Federal Safe Drinking Water Act (the "US Act"), and by the Office of Drinking Water of the California Department of Health Services (the "DOHS") under the California Safe Drinking Water Act (the "Cal Act"). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations, which require, among other things, disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies. The Cal Act and the rules of the DOHS are similar to the US Act and the mandates of the EPA, while in many instances, the requirements of the DOHS are more restrictive than those of the EPA.

  Both the EPA and the DOHS have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels of volatile organic compounds ("VOCs"), herbicides, pesticides and inorganic substances are present in water supplied to the public. Suburban's water quality personnel regularly sample and monitor the quality of water being distributed throughout the system. Suburban conducts testing, sampling and inspections at the intervals, locations and frequencies required by EPA and DOHS regulations. Chlorination is currently performed to provide chlorine residuals required by the DOHS as a safeguard against bacteriological contamination. In addition to water sampling and testing performed by Suburban personnel, independent engineers retained by the Boards conduct sampling and testing for certain pollutants such as VOCs. Water samples from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The results of the sampling and testing are made available to all water purveyors that produce water from the Basins. The cost of such sampling and testing is covered by Board assessments to the producers. Water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation. Suburban provides its customers with an annual water quality report, which, among other things, informs them of the source and quality of the water being provided. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, there is no assurance that recovery of such costs will be allowed.

  In June 1998, Suburban detected in one of its wells a substance called N-nitrosodimethylamine ("NDMA") in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. In 1999, Suburban completed construction of a treatment facility that is intended to reduce the NDMA to non-detectable levels. Suburban is awaiting final regulatory approval of the facility and anticipates that operation of the treatment facility will begin in mid-2000.

  Costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements. Suburban believes that costs associated with the additional monitoring and testing of its water will be recoverable from ratepayers in future rate increases. There can be no assurance that water sources currently available to Suburban will meet future EPA or DOHS requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures by Suburban in the future.

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

  Under current CPUC practices, water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include "step" increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. Rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water are accomplished through an abbreviated "offset" proceeding that requires approximately two months from the time of filing a request to the authorization of new rates. Suburban filed its last general rate increase request in 1995. In recent years, Suburban has succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. However, in February 2000, the CPUC directed Suburban to file a general rate application by July 1, 2001. The Company and Suburban are unable to predict the outcome of such rate proceedings at this time.

  Suburban has been, and believes that it will continue to be permitted to increase its rates as necessary to achieve a reasonable rate of return. However, the inability to increase rates in the event of increases for certain expenses could adversely affect Suburban's results of operations. As permitted by the CPUC, Suburban records the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. Suburban believes that these amounts will be recovered from or returned to the ratepayers through future CPUC-authorized rate adjustments.

  Future Development

  In recent years, Suburban's growth has been limited to extensions into new subdivisions along the periphery of its service area. There is little area available for new business, industrial construction or residential growth, and as such, significant increases in the number of customers in Suburban's current service area are not expected. In 1999, Suburban successfully completed negotiations to purchase the City of West Covina's ("West Covina") water distribution system and facilities for approximately $11,500,000. The sale closed February 25, 2000 with Suburban assuming ownership and operation of the water system on that date. The actual purchase price paid by Suburban was approximately $8,500,000 due to the exercise by another water purveyor of a right to purchase West Covina's interest in certain facilities for approximately $3,000,000. These facilities are not critical to Suburban's operation of this system; however, Suburban may negotiate a lease to use these facilities. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of approximately 11 percent.

  The laws of the State of California provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under California law, municipalities and certain other public bodies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. Suburban is not aware of any impending proceeding for the condemnation of any portion of its facilities.

  Water utilities require substantial amounts of capital for the construction, extension and replacement of water distribution facilities. This capital is generated from Suburban's operations, periodic debt financing by Suburban, lines of credit of Suburban, contributions in aid of construction received from developers, governmental agencies, municipalities or individuals, and from advances received from developers that are repaid under rules of the CPUC. For the years ended December 31, 1999, 1998 and 1997, capital expenditures approximated $4,865,000, $5,636,000 and $5,853,000, respectively.

  New Mexico Utilities, Inc.

  Development of Business, Product and Regulation

  NMUI is a regulated public water utility that provides water supply and sewage collection services for residential, commercial, irrigation, and fire protection customers under jurisdiction of the New Mexico Public Regulation Commission ("NMPRC"). NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico. NMUI's service area contains a population of about 26,000 people and covers approximately 34 square miles, of which an estimated 24 percent has been developed.

  In 1969, Suburban purchased NMUI. In 1987, NMUI became a wholly owned subsidiary of the Company after the New Mexico Public Utility Commission, the NMPRC's predecessor agency, authorized Suburban to transfer by stock dividend all of the stock of NMUI to the Company. Since 1969, NMUI has grown from approximately 800 customers to over 7,600 customers. Most of this growth has come from the extension of water services and sewage collection services into new residential subdivisions and from new commercial property. During 1999, NMUI added 1,050 new water customers, and 928 new wastewater customers. Because of the continuing economic development in NMUI's service area, NMUI expects to add a similar number of customers in 2000.

  At December 31, 1999, NMUI provided water service to 7,689 customers including 7,035 residential customers, 577 commercial and industrial customers and 77 other customers. NMUI also provided sewer collection service to 7,152 customers including 6,802 residential customers and 350 commercial and industrial customers. During 1999, NMUI's operating revenues were 51 percent from sales to residential customers and 49 percent from sales to commercial and industrial customers.

  Seasonal temperature and rainfall variations subject NMUI's business to significant revenue and profitability fluctuations. Since most of NMUI's residential customers use more water in hot, dry weather, the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability. The sewer operation revenues and profitability remain relatively constant throughout the year.

  Wells, Other Water Sources, and Water Quality Regulation

  NMUI owns five wells and four reservoirs and believes that it has adequate water capacity to serve its current customer base as well as new customers in the foreseeable future. NMUI's wells produce water from the Rio Grande Underground Basin. The water supplied by NMUI to its customers is subject to regulation by the EPA and by the State of New Mexico Environmental Improvement Division ("EID"). Samples of water from throughout the system are tested regularly by independent, state-certified laboratories, and the results of the tests are sent to the EID. Chlorination is performed to provide allowable chlorine residuals as a safeguard against bacteriological contamination.

  Water supplied by NMUI meets all current requirements of the EPA and the EID, and NMUI anticipates no significant capital expenditures to comply with the requirements of these agencies. There can be no assurance, however, that water sources currently available to NMUI will meet future EPA or EID requirements, or that such requirements will not require future capital expenditures by NMUI. If customer growth continues in NMUI's service area, NMUI may have to increase its water supply capability through additional well construction. To ensure the availability of an emergency supply of water, NMUI has one interconnection with another water purveyor.

  Competition, Rate Relief and Future Development

  NMUI operates under a Certificate of Public Convenience and Necessity granted by the NMPRC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business. NMUI's water and sewer business is dependent upon maintaining this certificate and upon various governmental and court decisions affecting NMUI's water rights and service area.

  Requests for rate increases are submitted to the NMPRC with the test year typically being the previous year's actual results. NMUI has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, any inability to increase rates in the event of increased cost of certain expenses would adversely affect NMUI's results of operations.

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

  In recent years, the City of Albuquerque ("Albuquerque") has annexed a significant portion of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Currently, 70 percent of NMUI's customers are located within the city limits. As discussed in the Company's 1998 Annual Report on Form 10-K ("the 1998 Annual Report") and in Part I, Item 3, Legal Proceedings, Albuquerque initiated, but is not currently prosecuting, an action in eminent domain to acquire the operations of NMUI. Discussions with Albuquerque are ongoing; however, there is no assurance that these discussions will lead to a settlement of the legal action, or that the action will be resolved quickly.

  NMUI's operations are capital intensive. Capital is generated from NMUI's operations, periodic debt financing by NMUI, lines of credit of NMUI and the Company, contributions in aid of construction received from developers, and from advances received from developers, which are repaid under rules of the NMPRC. For the years ended December 31, 1999, 1998 and 1997, capital expenditures approximated $3,569,000, $5,727,000 and $8,916,000, respectively. The decrease in capital expenditures in 1999 compared to 1998 was primarily due to the completion of a new reservoir in 1998.

  Windermere Utility Company

  As previously discussed, the Company owns a 49 percent interest in Windermere, a small regulated water utility located near Austin, Texas. The Company is currently holding discussions with the majority shareholder of Windermere to purchase its interest in Windermere along with two other utilities, also located near Austin, Texas and anticipates that negotiations will be completed in 2000.

  C. New Business

  In January 2000, the Company announced the formation of Inland Pacific Water Company ("IPWC") and Inland Pacific Development Company, LLC ("IPDC"). Both are joint ventures designed to develop water and wastewater-related opportunities in Southern California's San Bernardino and Riverside counties. IPWC will market and sell a wide range of services that include financing, design and construction of water and wastewater facilities, water rights development and full contract operation, maintenance and management of water and wastewater systems.

  As previously discussed, on February 25, 2000, Suburban purchased West Covina's water distribution system and facilities, assuming ownership and operation of the water system on that date. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of approximately 11 percent.

Item 2.  Properties

  The Company's corporate headquarters are located in West Covina, California, where the parent company leases approximately 7,500 square feet of office space.

  A. Facilities

  Contract Operations Facilities

  ECO owns 4.3 acres and a 17,000 square-foot building for its fleet and maintenance operations in the Houston, Texas area, and 10 acres and a 10,000 square-foot building for its office, fleet and maintenance operations in Austin, Texas. In addition, ECO owns or leases 343 vehicles and other equipment used in daily operations. ECO leases approximately 38,000 square feet of office, warehouse and laboratory space in eight facilities in the Houston, Texas area; the Rio Grande Valley, Texas area; Mississippi; New Mexico; and California.

  Regulated Utility Operations Facilities

  Suburban leases an office building with approximately 14,600 square feet of office space for its headquarters in Covina, California. Suburban also owns a 3,550 square foot building in La Puente, California, and a 3,200 square foot building in La Mirada, California that are used for its district operations.

  In September 1999, Suburban sold a parcel of surplus land for a sales price of approximately $4,000,000. The transaction involved approximately 11 acres of vacant land in La Puente, California, formerly the site of Suburban's main office and equipment yard. The transaction resulted in a pretax gain of $2,747,000. The sale of land, net of tax, added $1,648,000 to net income, or $.25 per diluted common share. For federal income tax purposes, Suburban elected to treat the sale of the land as an Internal Revenue Code ("Code")
Section 1031 like-kind exchange. Net proceeds of approximately $3,900,000 were transferred to an accommodator serving as the intermediary in this transaction. The net proceeds were used to pay a portion of the purchase price for the acquisition of the West Covina water distribution system and facilities on February 25, 2000, thereby satisfying the Code like-kind property reinvestment requirement.

  NMUI leases 4,000 square feet of space in an office building for its headquarters in Albuquerque, New Mexico, and owns a 2,400 square foot warehouse that is used for its field supplies and equipment.

  B. Water Distribution Systems

  Suburban Water Systems

  Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, a water treatment facility, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban has rights-of-way and easements in its service area necessary to provide water services. At December 31, 1999, Suburban owned 705 miles of transmission and distribution mains and 27 storage reservoirs with a total capacity of 56 million gallons. Suburban also owns 14 active wells with a total pumping capacity of approximately 25,000 gallons per minute. While these facilities vary as to age and quality, each is believed by Suburban to be in good condition and adequate for current and foreseeable operations. Suburban intends to continue its capital expenditure program and construct and replace reservoirs, wells and transmission and distribution lines in future years, as needed and approved by the CPUC. Suburban's employees perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by Suburban were approximately $1,597,000 in 1999 and constituted approximately eight percent of its operating expenses. As previously discussed, on February 25, 2000, Suburban acquired the West Covina water distribution system, which added 87 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 15 million gallons to Suburban's production and distribution systems.

  Virtually all of Suburban's property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the "Suburban Indenture"), as amended February 7, 1990, January 24, 1992 and October 9, 1996, securing Suburban's First Mortgage Bonds. The Suburban Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that Suburban may pay to the Company. In addition to its regular quarterly dividends, in December 1999, Suburban paid a specially authorized $3,000,000 dividend to the Company. As of December 31, 1999, Suburban was in compliance with dividend limitations mandated by the Suburban Indenture.


  New Mexico Utilities, Inc.

  NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. NMUI has rights-of-way and easements in its service area necessary to provide water and sewer services. At December 31, 1999, NMUI owned five wells, 140 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 10 million gallons. NMUI's wells have a total pumping capacity of 9,525 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and 106 miles of interceptor and collector lines. Wastewater is treated at a facility owned by the City of Albuquerque. While these facilities vary as to age and quality, each is believed by NMUI to be in good condition and adequate for current and foreseeable operations. NMUI's employees or outside contractors perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by NMUI were approximately $233,000 in 1999 and constituted approximately seven percent of NMUI's operating expenses.

  Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage and Deed of Trust (the "NMUI Indenture") dated February 14, 1992, as amended May 15, 1992 and October 21, 1996, securing NMUI's First Mortgage Bonds. The NMUI Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that NMUI may pay to the Company. NMUI pays regular quarterly dividends to the Company. At December 31, 1999, NMUI was in compliance with dividend limitations mandated by the NMUI Indenture.

Item 3.  Legal Proceedings

  In 1998, ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill, which occurred at an Austin, Texas sewage pumping station. The case is presently in the discovery stage. No oral depositions have been taken and there have been no court hearings. The Company and ECO intend to vigorously defend against these claims and have requested defense and indemnification by their insurance carrier. At this time, the Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

  As discussed in the Company's 1998 Annual Report the Company has been named in several complaints alleging water contamination in the Main San Gabriel Basin in Southern California. In September 1999, the California 2/nd/ District Court of Appeal ordered that the lawsuits be dismissed. A three-judge panel ruled that the CPUC had final regulatory authority in water quality matters. The plaintiffs petitioned the California Supreme Court for review of this decision and the petition was granted. The Company anticipates that the California Supreme Court will hear the case during 2000. The Company and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

  As discussed in the Company's 1998 Annual Report, in October 1998, the Company and ECO were sued in an action in Texas arising out of a fatal auto accident. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. Based on the information available at this time, management does not expect that this action will have a material adverse effect on the Company's financial position or results of operations.

  As discussed in the Company's 1998 Annual Report, Albuquerque initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession of NMUI prior to the resolution of the fair market issue; however, the Company believes that it has adequate defenses should Albuquerque choose to pursue these procedures. At present, discussions are ongoing; however, there is no assurance that these discussions will lead to a settlement of the legal action. Albuquerque is not currently prosecuting this action.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

  None.

Item 4a. Executive Officers Of The Registrant

  The Company's Board of Directors elects the executive officers each year at its first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of the Company, nor are there any agreements or understandings between any such officer and another person pursuant to which he or she was elected an officer. There are no legal proceedings of the type required to be disclosed pursuant to the instructions to this item involving any executive officer. The executive officers of the Company and its subsidiaries are as follows, with information about the Chairman of the Board and President of the Company incorporated by reference to the Company's definitive Proxy Statement dated on or about April 7, 2000.

                                     Position and Offices Currently Held
Name                      Age             and Business Experience                                Date Elected
----------------------------------------------------------------------------------------------------------------------
Peter J. Moerbeek         52   President of ECO                                                    November 1998
                               Director of Suburban and ECO                                        October 1995
                               Secretary of the Company, Suburban and ECO                          October 1995
                               Chief Financial Officer of the Company                              August 1995
                               Previously Executive Vice President Finance and
                                 Operations of Pico Products, Inc. and Pico Macom, Inc.
                                 (1989-1995)

Thomas C. Tekulve         48   Vice President Finance of the Company                               January 1999
                               Previously Vice President, Chief Financial Officer
                                  SafeGuard Health Enterprises Inc. (1995-1998)
                               Previously (and most recently serving as) Director of Finance
                                  International Operations, Beckman Instruments, Inc. (1984-1995)

Maurice W. Gallarda       46   President of Inland Pacific Water Company                           January 2000
                               Vice President New Business Development of the Company              August 1999
                               Previously Strategic Planning Consultant (1997-1998)
                               Previously CEO Watershed Holdings, Inc. (1990-1997)

Michael O. Quinn          53   President of Suburban                                               May 1996
                               Director of Suburban                                                May 1993
                               Chief Operating Officer of Suburban                                 April 1992
                               Previously President of ECO (1985-1992)

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company is in the process of drafting an S-3 Registration Statement to register approximately 159,000 shares held by the Utility Employees' Retirement Plan ("UERP"). These shares were issued to the UERP beginning in the early 1960s and were not registered under the Securities Act of 1933. The Company anticipates the S-3 filing will be completed by April 30, 2000. No proceeds will be remitted to the Company as a result of this filing.

     The following table shows the range of market prices of Southwest Water Company's common shares. The prices shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends, reflect a 3-for-2 stock split in the form of a stock dividend on October 1, 1999, and a 5-for-4 stock split in the form of a stock dividend on October 1, 1998, as well as a five percent stock dividend on January 2, 1998. The shares are traded on the Nasdaq Stock Market - symbol SWWC. The current quarterly dividend rate is $.06 per common share. At December 31, 1999, there were 2,218 stockholders of record.

                                          1999                            1998
                          ------------------------------------------------------------------
                                     Market Price Range                Market Price Range
                                     ------------------                ---------------------
                          Dividends     High       Low     Dividends     High         Low
---------------------------------------------------------  ---------------------------------
1st Quarter               $   0.053  $  10.92  $   8.33    $   0.048   $   9.20      $  7.80
2nd Quarter               $   0.053  $  12.00  $   7.38    $   0.048   $   9.33      $  7.93
3rd Quarter               $   0.053  $  17.96  $  11.33    $   0.053   $   9.73      $  7.00
4th Quarter               $   0.060  $  18.63  $  11.50    $   0.053   $  11.33      $  8.40
--------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

     Earnings per common share, cash dividends per common share and basic and diluted weighted average outstanding common shares reflect a 3-for-2 stock split in the form of a stock dividend on October 1, 1999, a 5-for-4 stock split in the form of a stock dividend on October 1, 1998, and stock dividends of five percent on January 2, 1998, 20 percent on January 2, 1997, and five percent on January 2, 1996.

       (in thousands except per share amounts and numbers of customers)
Years Ended December 31,                                   1999        1998         1997         1996        1995
------------------------------------------------------------------------------------------------------------------
Summary of Operations
Operating revenues                                   $    80,849   $  72,146   $   71,005   $   66,145   $  56,807
Operating income                                     $     9,314   $   8,055   $    7,215   $    5,734   $   4,432
Gains on sale of land                                $     2,855   $     110   $        -   $        -   $      84
Net income                                           $     5,819   $   3,349   $    2,601   $    1,923   $   1,439
Net income available for common shares               $     5,792   $   3,322   $    2,574   $    1,896   $   1,412
------------------------------------------------------------------------------------------------------------------

Common Share Data
Earnings per common share:
  Basic before land sale                             $      0.65   $    0.53   $     0.41   $     0.31   $    0.23
  Land sale, net of taxes                            $      0.25   $       -   $        -   $        -   $       -
  Basic                                              $      0.90   $    0.53   $     0.41   $     0.31   $    0.23
  Diluted before land sale                           $      0.62   $    0.51   $     0.41   $     0.31   $    0.23
  Land sale, net of taxes                            $      0.25   $       -   $        -   $        -   $       -
  Diluted                                            $      0.87   $    0.51   $     0.41   $     0.31   $    0.23
Cash dividends per common share                      $      0.22   $    0.20   $     0.19   $     0.17   $    0.16
Weighted average outstanding common shares:
  Basic                                                    6,404       6,304        6,217        6,137       6,070
  Diluted                                                  6,655       6,453        6,350        6,186       6,070

Statistical Data
Working capital (deficit)                            $     1,705   $  (2,678)  $      473   $   (4,079)  $  (7,266)
Capital additions                                    $     9,509   $  11,921   $   15,202   $   15,212   $  11,866
Property, plant and equipment, net                   $   113,697   $ 109,238   $  102,136   $   91,414   $  80,267
Total assets                                         $   142,950   $ 129,927   $  123,100   $  111,416   $  97,456
Long-term debt                                       $    28,000   $  28,900   $   29,800   $   30,700   $  19,600
Stockholders' equity                                 $    40,477   $  35,143   $   32,427   $   30,400   $  29,246
Return on average common equity before land sale            11.1%       10.0%         8.3%         6.5%        5.0%
Return on average common equity                             15.5%       10.0%         8.3%         6.5%        5.0%
Number of utility customers                               74,842      73,482       72,319       70,976      70,023

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban and NMUI for the addition, replacement and renovation of water utility facilities. The Company's capital resources may also be influenced by investments to acquire new business opportunities.

     At December 31, 1999, the Company had cash and cash-equivalent balances totaling $4,146,000. Included in cash and cash equivalents was approximately $3,900,000 of proceeds from a sale of surplus land no longer used in utility operations. As previously discussed, the proceeds from the sale were being held by an accommodator serving as intermediary for the Company's Code Section 1031 like-kind exchange transaction. On February 25, 2000, the Company completed the purchase of West Covina's water distribution system and the proceeds from the land sale were used as part of the purchase price. The remaining funds for the purchase of West Covina's water system were obtained from line of credit borrowing.

  The Company has three separate unsecured lines of credit from three commercial banks with total line of credit capacity of $20,000,000. One of the lines expires in 2000, and two of the lines expire in 2001. The Company expects to renew expiring lines of credit in the normal course of business. At December 31, 1999, outstanding borrowing was $6,593,000, and the unused borrowing capacity was $13,407,000. In 1999, the Company's outstanding line of credit borrowing increased a net $1,314,000 primarily due to additional cash requirements for certain investments made by the Company and for tax payments in the fourth quarter. Under two of the line of credit agreements, interest is charged at each banks' prime rates less one-quarter percent. The Company may also borrow at an interest rate that is lower than this rate; however, the amount borrowed must remain outstanding for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. Two of the lines of credit require a $6,000 annual fee and the remaining line of credit requires no annual fee. Each of the line of credit agreements, as amended, contains certain financial restrictions. As of December 31, 1999, the Company was in compliance with all applicable financial covenants of the line of credit agreements.

  In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $41,869,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at December 31, 1999 to the unused credit line amount.

  During 1999, the Company's additions to property, plant and equipment were $9,509,000, representing a decrease of $2,412,000 from 1998. The decrease was due primarily to the completion of major capital projects during 1998. Developers made contributions in aid of construction ("CIAC"), and advances totaling $4,166,000, of which $1,548,000 was received in cash. Company-financed capital additions were $5,343,000, which was funded primarily by cash flow from operations. For 2000, the Company estimates that its capital additions will be approximately $8,200,000 and that cash flow from operations and CIAC will fund these additions. Line of credit borrowing is also available to meet construction requirements if needed.

  The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months, including certain new business investments. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company were unable to renew its existing lines of credit or unable to obtain additional long-term financing, capital spending would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company needed additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.


REGULATORY AFFAIRS:

  Regulation and Regulatory Developments

  ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with MUDs are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's O&M contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments.

  The CPUC and the NMPRC regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. Although the Company is not currently seeking any rate increase, future construction expenditures and increased operating expenses may require periodic requests for rate increases. As previously discussed, the CPUC has directed Suburban to file a general rate application by July 1, 2001.

  Regulatory Developments:

  The Company closely monitors legislative, CPUC, and NMPRC developments. The various water industry associations in which the Company actively participates also monitor these developments. The Company does not know the future possible legislative, CPUC or NMPRC changes that will be enacted or the terms of such changes if enacted. Therefore, management cannot predict the impact, if any, of future legislative changes, CPUC or NMPRC developments or changes on the Company's financial position or results of operations.

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

  Suburban and NMUI operations fall under the regulatory jurisdiction of the CPUC and the NMPRC, respectively. The responsibilities of both regulatory agencies are to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the EPA and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of the Company's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations.

  As discussed in the Company's 1998 Annual Report, and in Part I, Item 3, Legal Proceedings, the Company has been named in several complaints alleging water contamination in the Main San Gabriel Basin in Southern California. In September 1999, the California 2/nd/ District Court of Appeal ordered that the lawsuits be dismissed. A three-judge panel ruled that the CPUC has final regulatory authority in water quality matters. The plaintiffs petitioned the California Supreme Court for review of this decision and the petition was granted. The Company anticipates that the Supreme Court will hear the case during 2000.

  As discussed in the Company's 1998 Annual Report, in March 1998, the CPUC issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. The purpose of the OII is to address a series of questions dealing with the safety of current drinking water standards and compliance with those standards. Additional information about the OII is set forth in the 1998 Annual Report. In February 2000, the CPUC issued a draft opinion finding that the DOHS requirements governing drinking water quality adequately protect the public health and safety, and that the regulated water utilities have complied with past and present drinking water quality requirements. While the CPUC continues to investigate the issues concerned with water quality, the Company and Suburban are unable to predict what final actions, if any, will be taken by the CPUC and/or the DOHS as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

YEAR 2000 COMPUTER COMPLIANCE:

  The Company did not experience any Year 2000 ("Y2K") related problems in any of its critical systems. The Company will watch for any date related problems in the future, although none are expected. No further expenditures related to the Y2K issue are anticipated.

RISK FACTORS

  Certain statements contained in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

   The forward-looking information referred to above includes, but is not limited to, revenue backlog information, expectations regarding sales growth and new contracts, and potential acquisitions, weather conditions, changes in business conditions, legal and other contingencies.

   Weather

   There is seasonality to the water services industry; thus the results of operations for one period do not necessarily indicate results to be expected in another period. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions would have the effect of lowering revenue due to conservation efforts of the consumer and less water available to the utilities. The Company's contract operations business can also be seasonal in nature. Heavy rainfall tends to hamper the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall by contrast may create opportunities for additional billable work outside the scope of existing contracts. Drought conditions would not necessarily affect the Company's contract operations because of the base fee and fixed fee contracts, but could affect the Company's opportunities for additional billable work outside the scope of the contracts.

   Contract Operations

   The water and wastewater management business is highly competitive. In the United States, municipal employees perform the majority of water and wastewater utility operations. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is beneficial to the city. There is no assurance that any city will choose to outsource, or will select ECO as its operator at the end of the sales effort. While industry renewal rates tend to be high, periodically cities change operators or terminate outsourcing at the end of a contract. An inability to renew its existing contracts could have a material adverse impact on the Company. In addition, a city or MUD could cancel a long-term contract without notice, and in breach of the contract. This would not only result in loss of revenue and operating profits, but could potentially involve the Company in litigation. In addition, ECO competes with several larger competitors whose size, customer base and capital resources may restrict ECO's ability to successfully compete for certain O&M contracts.

  Risk of Failure to Manage Growth

  The Company continues to expand its business and is actively seeking acquisitions and joint ventures to improve the Company's position in the contract water and wastewater business. This kind of growth demands experienced and qualified personnel to manage the transition as the Company expands. The success of future business development and growth relies heavily on the Company's ability to retain qualified personnel to operate and manage its new business ventures. There can be no assurance that the Company will successfully manage this growth, and failure to do so could have a material adverse effect on the Company.

  Water Quality and Contamination

  As previously discussed in the Company's 1998 Annual Report, Suburban detected a substance called NDMA in one of its wells in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. During 1999, Suburban completed construction of a treatment facility that is intended to reduce the NDMA to non-detectable levels. In 1997, the San Gabriel Basin Water Quality Authority advised Suburban that the DOHS had detected the contaminant "perchlorate" in the Main San Gabriel Basin. The contaminant was later detected in a well that is operated but not owned by Suburban. Subsequently, NDMA was detected in this well, at which time Suburban removed the well from service. The potential impact of these contaminants on the results of operations for Suburban is not fully known at this time. Costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements.

  The EPA has conducted numerous studies of underground water in the Main San Gabriel Basin (the "Main Basin") and in 1984 named the Main Basin as a Super-fund site. Several large industrial companies were named as potentially responsible parties ("PRPs") for allegedly causing the contamination. Suburban's facilities were not named as sources of the contamination in the Main Basin. However, individual government officials have suggested that, because of their pumping operations, the Main Basin water producers may have clean-up liability under certain environmental statutes. The EPA is expected to continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any other governmental agency has identified Suburban or other water producers as PRPs. However, the Company currently is involved in litigation concerning the quality of the Main Basin groundwater as described in Part 1, Item 3, Legal Proceedings.

  In 1979, VOCs were discovered in the Main Basin. While most of the VOC contamination was found outside Suburban's service areas, subsequent underground water sampling resulted in the discovery of four large areas of groundwater VOC contamination. One of the areas includes Suburban's Bartolo Well Field, which contains four of Suburban's producing wells. Suburban produces approximately 27 percent of its total water production from these wells. Currently, the water delivered to Suburban's wells does not contain VOCs in excess of established MCLs, and to date, water produced from the Bartolo Well Field and other wells owned by Suburban in the Main Basin meets all applicable governmental requirements. Suburban has taken measures to ensure that it has an adequate supply of potable water that meets all applicable governmental standards. Technology exists to remove VOC contaminants from basin water. However, there is no assurance that either such technology will be adequate in the future to reduce the amounts of VOCs and other contaminants in the Main Basin to acceptable levels or the costs of such removal will be fully recoverable from Suburban's customers. To date, Suburban has been permitted to recover all expenses associated with water quality maintenance from its ratepayers.

  In addition to the matters set forth, there can be no assurance that there are no other water quality and contamination issues which exist but are not known to the Company at this time. There is no assurance that, in the future, governmental authorities will not seek to recover clean-up costs from Suburban or that PRPs will not seek contributions from water producers for clean-up costs. If Suburban were required to pay clean-up costs, it would seek to recover such costs through increased rates to its customers. This practice has been permitted by the CPUC in the past; however, there can be no assurance that Suburban would be allowed to recover such costs in the future.

RESULTS OF OPERATIONS:

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  Diluted earnings per common share before a gain on a land sale (after adjustment for a 3-for-2 stock split in the form of a stock dividend on October 1, 1999), net of taxes were $.62 in 1999 compared to $.51 in 1998. Diluted earnings per common share including the gain on sale of land, net of taxes, were $.87 in 1999.

  Operating income increased $1,259,000 or 16 percent, and, as a percentage of operating revenues, was 12 percent in 1999 compared to 11 percent in 1998. ECO's operating income increased $697,000 due to the addition of new contracts and increases in project work performed outside the scope of existing contracts. Operating income at the utilities increased $1,139,000, due primarily to a 12 percent increase in water consumption by Suburban's customers as a result of warmer, dryer weather in 1999, especially in the fourth quarter, compared to cooler weather in 1998. At NMUI, there was a five percent increase in water consumption due to warmer, dryer weather, and an increase in the number of customers. Parent company expenses increased $577,000 due primarily to self-insured retention reserves, health insurance reserves and other compensation-related expenses.

  Operating revenues

  Operating revenues increased $8,703,000 or 12 percent in 1999 compared to 1998. ECO's revenues increased $5,805,000 or 16 percent, primarily due to the addition of new contracts and to additional project work. Utility revenues increased $2,898,000 or eight percent due primarily to increased water consumption by Suburban's customers as a result of unseasonably warm, dry winter weather. NMUI revenues were higher due to a five percent increase in water consumption, primarily from the addition of new customers.

  Direct operating expenses

  Direct operating expenses increased $6,839,000 or 13 percent. As a percentage of operating revenues, these expenses were 74 percent in 1999 and 73 percent in 1998. The percentage increase in operating expenses from 1998 to 1999 was primarily due to the cost of water sold at the California utility. ECO's direct operating expenses increased $4,885,000 due to the addition of new contracts and to additional project work performed outside the scope of existing contracts. Utility direct operating expenses increased $1,954,000, primarily reflecting the increase in customer water consumption at both Suburban and NMUI, and to the increase in the number of NMUI's customers.

  Selling, general and administrative

  Selling, general and administrative expenses increased $605,000 or five percent in 1999 compared to 1998. As a percentage of operating revenues, these expenses were 14 percent in 1999 and 15 percent in 1998. ECO's selling, general and administrative expenses increased $223,000, primarily due to increased regional marketing costs associated with new business development opportunities. General and administrative expenses at the utilities decreased $195,000, primarily as a result of decreased legal fees. As discussed above, general and administrative expenses of the parent company increased $577,000.

  Other income and expense

  Interest income decreased $25,000 as a result of a centralized cash management system, which effectively utilized excess cash to pay off line of credit balances. Interest expense decreased $59,000 as the result of decreases in line of credit balances during 1999 and also due to lower average interest rates in 1999 compared to 1998. Other income increased $119,000, primarily due to fees paid to extend the closing of the sale of surplus land no longer used in utility operations.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Diluted earnings per common share (adjusted for a 3-for-2 stock split in the form of a stock dividend on October 1, 1999) were $.51 in 1998 compared to $.41 in 1997.

  Operating income increased $840,000 or 12 percent, and, as a percentage of operating revenues, was 11 percent in 1998 compared to 10 percent in 1997. ECO's operating income increased $615,000 due to increased revenue from new contracts, additional billable work performed outside the scope of the existing contracts, and aggressive cost containment measures that reduced operating costs as a percentage of revenue. Operating income at the utilities increased $87,000. The increase in operating income was primarily due to the addition of new customers and increased customer water consumption at NMUI. The increase was offset by decreased water sales at Suburban because of inclement weather in California as a result of El Nino-generated storms. Parent company expenses decreased $138,000, primarily due to decreases in compensation-related expenses.

  Operating revenues

  Operating revenues increased $1,141,000 or two percent. ECO's revenues increased $1,859,000, primarily as a result of revenues from new contracts and additional work performed outside the scope of existing contracts. ECO's net increase in revenue reflects a loss of approximately $2,400,000 in revenue with respect to an O&M contract in New Mexico, which was not renewed in 1998. Water utility revenues decreased $718,000, primarily due to a 10 percent reduction in water consumption by Suburban's customers because of El Nino-generated storms. The decrease was partially offset by the positive effects of a rate increase, and also by the addition of new customers at NMUI.

  Direct operating expenses

  Direct operating expenses increased $317,000. As a percentage of operating revenues, these expenses decreased to 73 percent in 1998 from 74 percent in 1997. ECO's direct operating expenses increased $855,000 due primarily to higher expenses associated with new contracts and increased billable work. Water utility direct operating expenses decreased $538,000, due primarily to the decrease in water consumption by Suburban's customers. The decrease was partially offset by additional direct operating expenses at NMUI as a result of increased consumption and new customers.

  Selling, general and administrative

  Selling, general and administrative expenses decreased $16,000. As a percentage of operating revenues, these expenses were 15 percent in 1998 and 16 percent in 1997. ECO's selling, general and administrative expenses increased $389,000, due primarily to expanded marketing efforts. General and administrative expenses at the utilities decreased $267,000, primarily due to cost containment measures intended to offset the effect of the reduction in revenue. As discussed above, parent company expenses decreased $138,000.

  Other income and expense

  Interest expenses decreased $183,000, primarily due to the reduction in line of credit balances, and lower average interest rates in 1998 compared to 1997. In October 1998, Suburban sold two parcels of land no longer used in utility operations, and recorded a gain of $110,000.

Item 8.  Financial Statements and Supplementary Data

  Index to Financial Statements and Financial Statement Schedule

  Independent Auditors' Report ..............................................................     21

  Consolidated Statements of Income - Three Years Ended December 31, 1999....................     22

  Consolidated Balance Sheets - December 31, 1999 and 1998...................................     23

  Consolidated Statements of Changes in Common Stockholders' Equity -
     Three Years Ended December 31, 1999.....................................................     24

  Consolidated Statements of Cash Flows - Three Years Ended December 31, 1999................     25

  Notes to Consolidated Financial Statements.................................................     26

  Schedule II - Valuation and Qualifying Accounts - Three Years Ended December 31, 1999......     43

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Los Angeles, California
January 27, 2000

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------
                                                                     1999          1998         1997
---------------------------------------------------------------------------------------------------------
                                                                   (in thousands except per share data)
Operating Revenues                                               $    80,849   $    72,146   $    71,005

Operating Expenses:

Direct operating expenses                                             59,850        53,011        52,694

Selling, general and administrative                                   11,685        11,080        11,096
---------------------------------------------------------------------------------------------------------
                                                                      71,535        64,091        63,790
---------------------------------------------------------------------------------------------------------
Operating Income                                                       9,314         8,055         7,215

Other Income (Expense):

Interest expense                                                      (2,925)       (2,984)       (3,167)

Interest income                                                           66            91            94

Gain on sales of land                                                  2,855           110             0

Other                                                                    387           268           309
---------------------------------------------------------------------------------------------------------
                                                                         383        (2,515)       (2,764)
---------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                             9,697         5,540         4,451

Provision for income taxes (Note 7)                                    3,878         2,191         1,850
---------------------------------------------------------------------------------------------------------
Net Income                                                             5,819         3,349         2,601

Dividends on Preferred Shares (Note 9)                                    27            27            27
---------------------------------------------------------------------------------------------------------

Net Income Available for Common Shares                           $     5,792   $     3,322   $     2,574
---------------------------------------------------------------------------------------------------------

Earnings per Common Share (Notes 8 and 9):

    Basic                                                        $      0.90   $      0.53   $      0.41
    Diluted                                                      $      0.87   $      0.51   $      0.41
---------------------------------------------------------------------------------------------------------

Cash Dividends per Common Share (Note 9)                         $      0.22   $      0.20   $      0.19
=========================================================================================================

Weighted Average Outstanding Common Shares (Notes 8 and 9):

    Basic                                                              6,404         6,304         6,217
    Diluted                                                            6,655         6,453         6,350
=========================================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
-------------------------------------------------------------------------------------------------------
Assets                                                                          1999          1998
-------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents (Note 1)                                          $      4,146  $         394
Customers' accounts receivable, less allowance for doubtful accounts
   ($1,202 in 1999 and $895 in 1998)                                              10,465          8,630
Other current assets                                                               3,700          2,586
-------------------------------------------------------------------------------------------------------
                                                                                  18,311         11,610

Property, Plant and Equipment:
Utility property, plant and equipment -- at cost (Note 3)                        152,624        144,690

Contract operations property, plant and equipment -- at cost                       5,654          4,678
-------------------------------------------------------------------------------------------------------
                                                                                 158,278        149,368
Less accumulated depreciation and amortization                                    44,581         40,130
-------------------------------------------------------------------------------------------------------
                                                                                 113,697        109,238
Other Assets (Note 2)                                                             10,942          9,079
-------------------------------------------------------------------------------------------------------
                                                                            $    142,950  $     129,927
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------

Current Liabilities:
Current portion of long-term debt and bank notes payable (Notes 4 and 6)    $      2,039  $       1,679
Accounts payable                                                                   2,081          2,782
Other current liabilities (Note 5)                                                12,486          9,827
-------------------------------------------------------------------------------------------------------
                                                                                  16,606         14,288
Other Liabilities and Deferred Credits:

Long-term debt (Note 6)                                                           28,000         28,900
Bank notes payable (Note 4)                                                        5,454          4,500
Advances for construction                                                          7,930          8,049
Contributions in aid of construction                                              34,519         31,706
Deferred income taxes (Note 7)                                                     6,146          4,430
Other liabilities and deferred credits                                             3,818          2,911
-------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                           102,473         94,784

Commitments and Contingencies (Note 13)
Stockholders' Equity (Notes 8, 9 and 10):
Cumulative preferred stock                                                           517            517
Common stock                                                                          64             42
Paid-in capital                                                                   31,080         30,127
Retained earnings                                                                  8,816          4,457
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        40,477         35,143
-------------------------------------------------------------------------------------------------------
                                                                            $    142,950  $     129,927
=======================================================================================================

See accompanying notes to consolidated financial statements.

SouthWest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

                                          For the Years Ended December 31, 1997, 1998 and 1999
-------------------------------------------------------------------------------------------------------------------------
                                                   (in thousands)

                                                    Common Stock                                               Total
                                               ----------------------
                                                 Number of              Preferred   Paid-In     Retained    Stockholders'
                                                  Shares     Amount       Stock     Capital     Earnings       Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                           3,122  $      31  $     517  $    26,159  $    3,728   $      30,435

Dividend reinvestment and
 employee stock purchase plans                          29                                383                         383

Stock options exercised                                 20                                194                         194

5% stock dividend                                      159          2                   2,733      (2,735)              0

Net income                                                                                          2,601           2,601

Cash dividends declared                                                                            (1,174)         (1,174)
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                         3,330         33        517       29,469       2,420          32,439

Dividend reinvestment and
 employee stock purchase plans                          28          1                     432                         433

Stock options exercised                                 20                                226                         226

5 -for-4 stock split in the form of a stock            843          8                                  (8)              0
 dividend

Net income                                                                                          3,349           3,349

Cash dividends declared                                                                            (1,304)         (1,304)
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                         4,221         42        517       30,127       4,457          35,143

Dividend reinvestment and
 employee stock purchase plans                          33                                498                         498

Stock options exercised                                 51          1                     455                         456

3-for-2 stock split in the form of a stock dividend  2,142         21                                 (21)              0

Net income                                                                                          5,819           5,819

Cash dividends declared                                                                            (1,439)         (1,439)
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                         6,447  $      64  $     517  $    31,080  $    8,816   $      40,477
=========================================================================================================================

See accompanying notes to consolidated financial statements.

SouthWest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                             1999        1998        1997
-------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Cash Flows from Operating Activities:
Net income                                                                $   5,819   $    3,349   $   2,601

Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                                4,448        4,265       4,162
 Deferred income taxes                                                        1,716          300         732
 Gain on sales of land                                                       (2,855)        (110)          0
 Changes in assets and liabilities:
     Customers' accounts receivable                                          (1,835)      (1,344)        930
     Other current assets                                                    (1,114)         390        (890)
     Accounts payable                                                          (701)       1,568        (299)
     Other current liabilities                                                2,659          916       1,343
     Other, net                                                              (1,892)         176        (417)
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     6,245        9,510       8,162
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
 Proceeds from sales of land                                                  4,000          116           0
 Additions to property, plant and equipment                                  (6,891)     (10,146)     (9,384)
 Other investments, net                                                        (533)         120        (338)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (3,424)      (9,910)     (9,722)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Contributions in aid of construction                                         1,345        2,799       1,501
 Net borrowings on (repayments of) bank notes payable                         1,314       (1,852)      1,942
 Net proceeds from dividend reinvestment,
   employee stock purchase and stock option plans                               953          658         577
 Advances for construction                                                      203          595         447
 Dividends paid                                                              (1,389)      (1,266)     (1,155)
 Payments on long-term debt                                                    (900)        (900)       (900)
 Payments on advances for construction                                         (595)        (477)       (405)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             931         (443)      2,007
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
  (including $3,883 cash held in escrow at December 31, 1999)                 3,752         (843)        447
Cash and cash equivalents at beginning of year                                  394        1,237         790
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $   4,146   $      394   $   1,237
=============================================================================================================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
   Interest                                                               $   2,861   $    3,029   $   3,189
   Income taxes                                                           $   2,540   $    1,355   $     805
Non-cash contributions in aid of construction and advances
     for construction conveyed to Company by developers                   $   2,618   $    1,775   $   5,818

See accompanying notes to consolidated financial statements.

Southwest Water Company And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Description of Business: Southwest Water Company and its subsidiaries ("the Company") operate and manage water supply and wastewater treatment systems.
Some of the systems are owned by the Company and are regulated public utilities, while the remainder are owned by cities, utility districts and private companies and managed under contract.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The principal subsidiaries are ECO Resources, Inc. ("ECO"), Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). All significant intercompany transactions have been eliminated.

Regulation: Suburban and NMUI conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission ("CPUC") and the New Mexico Public Regulation Commission ("NMPRC"), respectively.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
During 1999, the Company sold a parcel of surplus land that had formerly been used in utility operations. The sale of land was treated as an Internal Revenue Code ("Code") Section 1031 like-kind exchange. The proceeds from the sale were transferred to an accommodator and held until the completion of reinvestment of the proceeds into utility plant. The proceeds were reinvested on February 25, 2000. As of December 31, 1999, approximately $3,900,000 was held by the accommodator which is reflected as cash and cash equivalents on the balance sheet.

Financial Instruments: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt approximates fair value. At December 31, 1999, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring disclosure.

Property, Plant and Equipment: Property, plant and equipment used in contract operations are depreciated on the straight-line method over estimated useful lives ranging from five to 30 years. The cost of additions to utility plant includes labor, material and capitalized interest. Interest of $43,000, $147,000 and $63,000 was capitalized in 1999, 1998 and 1997, respectively. The cost of utility plant retired, including net removal costs, is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method over the useful lives of the assets as prescribed by the CPUC and NMPRC, respectively, and as permitted by Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation." Depreciation expense on average gross depreciable plant was approximately three percent in 1999, 1998 and 1997.

Other Assets: The Company includes in other assets its investment in Windermere Utility Company ("Windermere") as described in Note 2, and a note receivable from Windermere. Other assets also include regulatory assets recorded by Suburban and NMUI and land no longer used in utility operations. Additionally, other assets include deferred debt expenses that are being amortized over the lives of the related debt issues. In 1999, the Company incurred initial costs in the development of Inland Pacific Water Company ("IPWC") and Inland Pacific Development Company, LLC. Both are joint ventures designed to develop water and wastewater-related opportunities in the San Bernardino and Riverside counties of Southern California (Note 15). Additionally, in October 1999, the Company invested in Metro H\\2\\O, another partnership, in order to supply wholesale water and wastewater services to several communities in an area just east of Austin, Texas. The partnership currently owns land that will be used for the construction of water wells and a wastewater treatment plant. The initial costs of these investments are currently included in other assets in the Company's consolidated balance sheet.

The Company regularly reviews its long-lived assets for impairment. This review includes regulatory assets and assets excluded from rate base by regulators. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carry-forwards. The most significant items for which deferred taxes have been recorded are the tax effects of a Code Section 1031 like-kind exchange gain on the sale of property, accelerated depreciation, advances for construction and contributions in aid of construction. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs.

When the Company adopted SFAS No. 109, "Accounting for Income Taxes," Suburban and NMUI recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and NMPRC, respectively.

Unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPRC.

Production Cost Balancing Accounts: As permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", Suburban records the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet. Under current regulations, the differences recorded will be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments.

Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers primarily for water pipeline extensions. Advance contracts issued after June 1982 are refundable to the depositor at a rate of two and one-half percent each year over a 40-year period. Advance contracts issued prior to July 1982 are refundable over a 20-year period.

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

Other Liabilities and Deferred Credits: Other liabilities and deferred credits include unamortized investment tax credits and regulatory liabilities recorded by Suburban and NMUI.

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 consolidated financial statement presentation to conform to the 1999 presentation.

NOTE 2.  INVESTMENTS

In 1996, the Company purchased a 49 percent interest in Windermere for an investment of $3,000,000. The agreement, as amended, permits the majority shareholder to acquire the Company's interest in Windermere at an agreed-upon price. If the majority shareholder does not exercise his purchase option, then the Company has the right to acquire 100 percent of Windermere for an agreed-upon price. The Company also has a consulting agreement with Windermere and an additional agreement by which the Company may receive an annual payment based upon Windermere's financial performance. The agreement extends to March 31, 2000, the date by which the majority shareholder may exercise his purchase option and also increases the agreed-upon purchase price for the majority shareholder. The Company is currently holding discussions with the majority shareholder of Windermere to purchase its interest in Windermere along with two other utilities, also located near Austin, Texas and the Company anticipates that negotiations will be completed in 2000. However, there is no assurance that an agreement will be reached or that the purchase of Windermere from the majority shareholder will be successfully completed. The investment is carried at cost and is included in other assets in the Company's consolidated balance sheets.

As described in Note 1, in 1999, the Company invested in the development of IPWC and IPDC, which are partnerships designed to develop water and wastewater-related opportunities and in Metro H\\2\\O a partnership, which currently owns land that will be used for the construction of water wells and a wastewater treatment plant. The Company also has an investment of $698,000 in two not-for-profit mutual water companies ("mutuals"), which entitles the Company to certain water rights. The Company's investment in one of these mutuals is approximately 32 percent of the outstanding stock. However, the Company does not exercise significant operating and financial control over either of these mutuals. The investments are recorded at cost and are reflected in the Company's general utility property account (Note 3). The Company purchased water from these companies at a cost of approximately $2,359,000, $1,747,000 and $1,835,000 in 1999, 1998 and 1997, respectively.

NOTE 3.  UTILITY PROPERTY, PLANT, AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 1999 and 1998 are as follows:

---------------------------------------------------------------------------------
                                                             1999           1998
---------------------------------------------------------------------------------
                                                            (in thousands)
Land and land rights                                 $        600    $       598
Source of supply                                           11,466         11,440
Pumping and purification                                   15,537         14,710
Transmission and distribution                             112,155        105,690
General (including intangibles)                             8,888          8,045
Construction work in progress                               3,978          4,207
---------------------------------------------------------------------------------
                                                     $    152,624    $   144,690
=================================================================================

At December 31, 1999, substantially all of the Company's utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company (Note 6).

NOTE 4.  LINES OF CREDIT

At December 31, 1999, the Company had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $20,000,000. One of the lines of credit expires in 2000 and the remaining two lines of credit expire in 2001. The Company expects to renew and update expiring lines of credit in the normal course of business. Under two of the lines of credit, interest is charged at the banks' prime rates less one-quarter percent. The Company may also borrow at an interest rate that is lower than this; however, certain minimum borrowing requirements must be maintained for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. Two of the line of credit agreements require a commitment fee of one-quarter percent per year of the unused portion of the available lines of credit, calculated and payable on a quarterly basis. Two of the lines of credit require a $6,000 annual fee, and the third line requires no annual fee. Each of the line of credit agreements, as amended, contains certain financial restrictions and the Company was in compliance with all applicable restrictions at December 31, 1999.

A summary of borrowing on the lines of credit is presented below:

--------------------------------------------------------------------------------------------------------
                                                                                 1999              1998
--------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Notes payable to banks at December 31                                      $    6,593        $    5,279
Weighted average interest rate at December 31                                    7.75%             7.03%
Maximum amount of borrowings outstanding at any month end                  $    6,593        $    7,840
Average borrowings                                                         $    5,398        $    6,283
Weighted average interest rate                                                   6.77%             7.11%
========================================================================================================

NOTE 5. OTHER CURRENT LIABILITIES

Included in other current liabilities at December 31, 1999 and 1998 are the following:

--------------------------------------------------------------------------------------------------------
                                                                                  1999             1998
--------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Accrued salaries, wages and benefits                                       $     3,725       $    2,748
Water purchased for sale                                                         2,749            1,569
Drafts payable                                                                   1,008              696
Accrued interest payable                                                           671              671
Franchise and other taxes                                                          663              943
Current portion of advances for construction                                       398              399
Accrued dividends payable                                                          394              344
Other                                                                            2,878            2,457
--------------------------------------------------------------------------------------------------------
                                                                           $    12,486       $    9,827
========================================================================================================

NOTE 6.  LONG-TERM DEBT

The long-term debt outstanding at December 31, 1999 and 1998 is as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                            1999             1998
------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Suburban First Mortgage Bond, Series A, due 2006, at 8.93%
  interest rate, with semi-annual interest payments                                 $      6,900     $      7,800
Suburban First Mortgage Bond, Series B, due 2022, at 9.09%
  interest rate, with semi-annual interest payments                                        8,000            8,000
Suburban First Mortgage Bond, Series C, due 2006, at 7.61%
  interest rate, with semi-annual interest payments                                        8,000            8,000
NMUI First Mortgage Bond, Series A, due 2002, at 8.86%
  interest rate, with semi-annual interest payments                                        2,000            2,000
NMUI First Mortgage Bond, Series B, due 2006, at 7.64%
  interest rate, with semi-annual interest payments                                        4,000            4,000
------------------------------------------------------------------------------------------------------------------
Long-term debt before current maturities                                                  28,900           29,800

Less current maturities                                                                     (900)            (900)
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      $     28,000      $    28,900
==================================================================================================================

Suburban's First Mortgage Bond, Series A, requires annual sinking fund payments of $900,000. The bond is nonrefundable and may not be redeemed prior to October 2, 2000. After October 1, 2000, the bond may be redeemed at the option of the Company at a price of par plus a call premium. Suburban's First Mortgage Bonds, Series B and C, and NMUI's First Mortgage Bonds, Series A and B, do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the existing indentures. Substantially all of the Company's utility plant is pledged as collateral for these bonds (Note 3). Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company. Suburban and NMUI pay regular quarterly dividends to the Company. In addition, in 1999, Suburban paid a specially authorized dividend of $3,000,000 to the Company. As of December 31, 1999, and 1998, both Suburban and NMUI were in compliance with dividend limitations mandated in the indentures. At December 31, 1999 and 1998, the combined indenture limits for dividends totaled $17,687,000 and $15,605,000, respectively. Aggregate annual maturity and sinking fund requirements of all long-term debt are $900,000 for the two years ending December 31, 2001, and for the two years ended December 31, 2004. Annual maturity and sinking fund requirements are $2,900,000 for the year ended December 31, 2002, and include NMUI's Series A Bonds, which mature in 2002.

NOTE 7.  INCOME TAXES

The components of the current and deferred income tax provisions are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                     1999             1998          1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Current tax expense:
    Federal                                                                  $      2,156      $     1,683    $      978
    State                                                                             497              306           372
--------------------------------------------------------------------------------------------------------------------------
                                                                                    2,653            1,989         1,350
--------------------------------------------------------------------------------------------------------------------------
Deferred income taxes (benefits):
  Section 1031 like-kind property exchange gain (Note 1)                            1,241                0             0
  Depreciation                                                                        570              568           640
  Contributions in aid of construction and advances for
    construction                                                                      216              227           242
  Production cost balancing accounts                                                  163              (39)          342
  Investment tax credits                                                               25               25            26
  Pension expense                                                                    (352)            (193)            0
  Reserves                                                                           (168)            (243)         (440)
  Gains on condemnation of land                                                       (72)             (50)          (51)
  Deferred debt expenses                                                               (6)              (7)           (7)
  Other, net                                                                           99               12           (20)
--------------------------------------------------------------------------------------------------------------------------
                                                                                    1,716              300           732
--------------------------------------------------------------------------------------------------------------------------
Change in regulatory assets and regulatory liabilities, net                          (442)             (49)         (183)
Investment tax credit amortization                                                    (49)             (49)          (49)
--------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                   $      3,878      $     2,191    $    1,850
==========================================================================================================================

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                      1999             1998           1997
--------------------------------------------------------------------------------------------------------------------------
Provision computed at statutory rates                                                  34%              34%            34%
State income taxes, net of federal tax benefit                                          4%               1%             2%
Goodwill amortization and other non-deductible expense                                  1%               2%             3%
Compensation expense on stock options exercised
  deductible for tax purposes                                                          (2%)              0%             0%
Investment tax credits                                                                 (1%)             (1%)           (1%)
Depreciation                                                                            1%               1%             1%
Other, net                                                                              3%               3%             3%
--------------------------------------------------------------------------------------------------------------------------
                                                                                       40%              40%            42%
==========================================================================================================================

Net deferred income taxes consist of the following at December 31, 1999 and 1998:

--------------------------------------------------------------------------------------------------------------------------
                                                                                              1999                   1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Deferred income tax assets:
  Contributions in aid of construction and advances for construction                  $      3,113            $     3,329
  Reserves                                                                                   1,362                  1,194
  Investment tax credits                                                                       506                    531
  Production cost balancing accounts                                                          (441)                  (278)
  Other                                                                                         63                    162
--------------------------------------------------------------------------------------------------------------------------
Total deferred Income tax assets                                                             4,603                  4,938
--------------------------------------------------------------------------------------------------------------------------

Deferred income tax liabilities:
  Depreciation                                                                               9,033                  8,463
  Section 1031 like-kind property exchange gain                                              1,241                      0
  Gains on condemnation of land                                                                684                    756
  Deferred debt expenses                                                                        99                    105
  Pension                                                                                     (395)                   (96)
  Other                                                                                         87                    140
--------------------------------------------------------------------------------------------------------------------------
Total deferred income tax liabilities                                                       10,749                  9,368
--------------------------------------------------------------------------------------------------------------------------
Net deferred income tax liabilities                                                   $      6,146            $     4,430
==========================================================================================================================

Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 1999 or 1998.

NOTE 8.  EARNINGS PER SHARE

The Company records earnings per share ("EPS") by computing basic EPS and diluted EPS. Basic EPS measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the shares had been issued. Stock options give rise to potentially dilutive common shares.

The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations:

                                                                 Dividends on                    Effect of
                                                                  Preferred                      Dilutive
                                                   Net Income       Shares         Basic EPS     Options       Diluted EPS
----------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands except per share amounts)
            1999
            ----
Income (numerator)                                 $    5,819    $        (27)     $   5,792     $       0     $     5,792
Shares (denominator)                                                                   6,404           251           6,655
Per share amount before land sale                                                  $    0.65                   $      0.62
                                                                                   =========                   ===========
Land sale, net of taxes                                                            $    0.25                   $      0.25
                                                                                   =========                   ===========
Per share amount                                                                   $    0.90                   $      0.87
                                                                                   =========                   ===========
            1998
            ----
Income (numerator)                                 $    3,349    $        (27)     $   3,322     $       0     $     3,322
Shares (denominator)                                                                   6,304           149           6,453
Per share amount                                                                   $    0.53                   $      0.51
                                                                                   =========                   ===========
            1997
            ----
Income (numerator)                                 $    2,601    $        (27)     $   2,574     $       0     $     2,574
Shares (denominator)                                                                   6,217           133           6,350
Per share amount                                                                   $    0.41                   $      0.41
                                                                                   =========                   ===========

----------------------------------------------------------------------------------------------------------------------------

NOTE 9.  STOCKHOLDERS' EQUITY

The Company is currently authorized to issue 25,000,000 common shares and 250,000 preferred shares at a par value of $.01 per share. At December 31, 1999, there were 6,447,030 common shares and 10,341 preferred shares outstanding, and at December 31, 1998, there were 4,220,743 common shares and 10,341 preferred shares outstanding. Series A-preferred stockholders are entitled to annual dividends of $2.625 per share. Series A-preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

In August 1999, the Company declared a 3-for-2 stock split (or 2,141,958 shares), paid in the form of a stock dividend to stockholders of record on October 1, 1999. In September 1998, the Company declared a 5-for-4 stock split (or 842,474 shares), paid in the form of a stock dividend to stockholders of record on October 1, 1998. In December 1997, the Company declared a stock dividend of five percent (or 158,581 shares) to stockholders of record on January 2, 1998, and at December 31, 1997, retained earnings were charged approximately $2,735,000, which represents the market value of the shares issued using the closing price of the Company's common stock on January 2, 1998. A corresponding entry of approximately $2,733,000 was recorded to paid-in-capital. The weighted-average number of outstanding common shares and dividends per common share reflect the stock splits and stock dividends.

The Company has a dividend reinvestment and stock purchase plan ("DRIP") that allows common stockholders the option of receiving their dividends either in cash or in common stock at a five percent discount from the market value. The DRIP permits optional cash purchases of stock at current market values up to a maximum of $3,000 per quarter. As of December 31, 1999, there were 744,187 shares (adjusted for stock splits and stock dividends) authorized for issuance under the DRIP and 213,645 shares were available for issuance.

NOTE 10.  STOCK COMPENSATION PLANS

At December 31, 1999, the Company had three stock-based compensation plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. If compensation expense for the Company's three stock-based compensation plans had been determined using the alternative method described under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

--------------------------------------------------------------------------------------------------
                                                                1999         1998         1997
--------------------------------------------------------------------------------------------------
                                                       (in thousands except per share data)
Net income available for common shares          As reported   $   5,792    $  3,322     $  2,574
                                                Pro forma     $   5,612    $  3,208     $  2,511
--------------------------------------------------------------------------------------------------
Basic earnings per common share                 As reported   $    0.90    $   0.53     $   0.41
                                                Pro forma     $    0.88    $   0.51     $   0.40
--------------------------------------------------------------------------------------------------
Diluted earnings per common share               As reported   $    0.87    $   0.51     $   0.41
                                                Pro forma     $    0.84    $   0.50     $   0.39
==================================================================================================

In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

-------------------------------------------------------------------------------------------------
                                                                  1999         1998         1997
-------------------------------------------------------------------------------------------------
Dividend yield                                                     1.8%         2.3%         2.6%
Expected volatility                                               42.1%        32.4%        33.1%
Risk free interest rate                                            5.0%         5.5%         6.0%
Expected life in years                                               7            6            6
=================================================================================================

STOCK OPTION PLAN ("SOP"): In 1988, the stockholders approved the SOP and reserved 150,000 shares for issuance under the SOP and in 1993, approved an amendment to the SOP which increased the shares reserved for issuance to 250,000. The amendment also eliminated any future grants of restricted stock as well as amending certain provisions for the restricted stock already issued. In 1997, the stockholders approved another amendment to the SOP, which provided for an increase of 200,000 shares reserved for issuance and also extended the future grant date to February 17, 2007. As of December 31, 1999, there were 1,013,905 shares (adjusted for the stock splits and stock dividends) authorized for issuance under the SOP and 170,642 shares were available for issuance.

Under the SOP, the Company may grant non-qualified stock options to officers and employees at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. Prior to the approval of the Director Option Plan discussed below, the Company also granted non-qualified options to certain non-employee directors of the Company. Options vest equally over a period of five years and expire 10 years and one day from the date of grant. Restricted stock was issued under the SOP prior to 1993 and was held in escrow until the restrictions lapsed. The Company released 13,291 shares of restricted stock from escrow in 1999. All restricted stock has been issued.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions described above.

A summary of the status of the SOP and changes during the years ended as of December 31, 1999, 1998 and 1997 is presented below.

--------------------------------------------------------------------------------------------------------------------
                                                     1999                    1998                   1997
--------------------------------------------------------------------------------------------------------------------
                                                           Weighted                Weighted               Weighted
                                                           Average                 Average                Average
                                                           Exercise                Exercise               Exercise
Fixed Options                                    Shares     Price        Shares     Price       Shares      Price
====================================================================================================================
Outstanding at beginning of year                 524,163   $   6.32      425,911   $   5.69     410,036   $   5.31

Granted                                          203,850      10.14      134,059       8.42      75,989       6.87
Exercised                                        (65,280)      6.16      (35,807)      6.60     (40,363)      4.80
Forfeited                                        (18,775)      7.38            0       0.00     (19,751)      4.29
                                                --------                --------               --------
Outstanding at end of year                       643,958       7.52      524,163       6.32     425,911       5.69
                                                ========                ========               ========
Options exercisable at year-end                  263,037   $   5.73      252,090   $   5.69     231,178   $   5.95
                                                ========                ========               ========
Weighted average fair value                     $   4.47                $   2.64               $   2.45
                                                ========                ========               ========
====================================================================================================================

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

--------------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                        Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                               Weighted
                                                Average
                             Number            Remaining            Weighted          Number          Weighted
Range of                   Outstanding     Contractual Life         Average        Exercisable        Average
Exercise Prices            at 12/31/99         in Years          Exercise Price    at 12/31/99     Exercise Price
--------------------------------------------------------------------------------------------------------------------
$ 3 to $ 6                     156,387            5.0            $         4.23         118,829     $         4.18
$ 6 to $ 8                     171,411            4.1            $         6.77         121,148     $         6.71
$ 8 to $12                     316,160            8.6            $         9.56          23,060     $         8.53
                               -------                                                  -------
$ 3 to $12                     643,958            6.3            $         7.52         263,037     $         5.73
====================================================================================================================

Director Option Plan ("Dop"): In 1996 the stockholders approved the DOP for non-employee directors and reserved 50,000 shares for issuance under the DOP. As of December 31, 1999, there were 118,125 shares (adjusted for the stock splits and stock dividends) authorized for issuance under the DOP and 72,066 shares were available for issuance. The DOP provides for an automatic grant of options to purchase 1,000 of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006. All unexercised awarded options are adjusted for stock splits and stock dividends. New directors are granted an initial option to purchase 1,000 shares of the Company's common stock upon appointment to the Board of Directors. The DOP options become exercisable in equal installments over two years and expire 10 years and one day after the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions described above.

A summary of the status of the DOP and changes during the years ended as of December 31, 1999,

-------------------------------------------------------------------------------------------------------------
                                                           1999              1998               1997
-------------------------------------------------------------------------------------------------------------
                                                              Weighted           Weighted           Weighted
                                                               Average            Average            Average
                                                              Exercise           Exercise           Exercise
Fixed Options                                      Shares      Price   Shares      Price   Shares     Price
=============================================================================================================
Outstanding at beginning of year                   33,068   $   7.51   16,534  $   6.41        0  $      0

Granted                                            14,172      10.00   16,534      8.60   16,534      6.41
Exercised                                          (5,043)      7.01        0         0        0         0
Forfeited                                          (1,181)      8.40        0         0        0         0
                                                  -------             -------            -------
Outstanding at end of year                         41,016       8.17   33,068      7.51   16,534      6.41
                                                  =======             =======            =======
Options exercisable at year-end                    19,758   $   7.17        0  $      0        0  $      0
                                                  =======             =======            =======
Weighted average fair value of
options granted during the year                   $  4.25             $  2.64            $  2.41
                                                  =======             =======            =======

-------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN ("ESPP"): The Company has a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10 percent of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90 percent of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued 9,005 shares, 9,714 shares and 9,867 shares to employees in 1999, 1998 and 1997, respectively. At December 31, 1999, 620,155 shares (after adjustment for stock splits and stock dividends) were reserved for issuance under the ESPP and 522,002 shares were available for issuance. Using the alternative method described under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the assumptions shown in the table on page 34. The weighted average value of those purchase rights granted in 1999, 1998 and 1997 was $1.569, $0.979, and $0.773,
respectively, which resulted in compensation expense of $13,905, $9,637 and $9,096, and is included in the pro forma net income available for common share amounts shown in the table on page 34.

NOTE 11.  EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLAN: The Company has a non-contributory defined benefit pension plan ("the Pension Plan") under which employees of the parent company, Suburban and NMUI who have one or more years of service and have attained the age of 21 years are qualified to participate. Each year, the Company funds the minimum required statutory amount and in 1999 and 1998, no contributions were required. In 1997, the Company contributed $560,000 to the Pension Plan. Benefits to employees are based upon their years of service and their average compensation for the five highest consecutive years of the last ten years before retirement. Benefits are reduced if a participant retires before a certain age. Approximately 82 percent of Pension Plan assets are invested in retirement money market funds, in addition to a group retirement policy consisting of a guaranteed insurance contract. The remaining 18 percent of Pension Plan assets are invested primarily in the Company's common stock. The Pension Plan owns 158,917 shares of the Company's common stock, which had a market value of approximately $2,384,000 and $1,642,000 at December 31, 1999 and 1998,
respectively. The Pension Plan received dividends on these shares of approximately $35,000 and $32,000 in 1999 and 1998, respectively. The Company adopted SFAS No. 132, "Employer's Disclosures about Pension and Other Post-retirement Benefits", which was effective for financial statements issued after December 15, 1997.

On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company enhanced its current defined contribution plan covering employees of the parent company, Suburban and NMUI. Upon plan termination and favorable determination from the Internal Revenue Service, the net assets of the Pension Plan will be distributed as permitted by ERISA and its related regulations. In accordance with generally accepted accounting principles, the Company will recognize any termination gain or loss when final settlement of the Pension Plan has taken place, all assets have been distributed and the Company no longer has primary responsibility for the pension benefit obligation. The Company does not expect the termination to adversely affect its financial position or results of operations. The Company may be required to pay certain excise taxes on any amounts currently held by the Pension Plan and not ultimately distributed to the vested participants; however, the Company does not expect this amount to be material.

The following tables provide the actuarial assumptions used in determining the Pension Plan Valuation, the reconciliation of the Projected Benefit Obligation and the reconciliation of Pension Plan assets:

Weighted-Average Assumptions                           1999            1998
------------------------------------------------------------------------------
Discount rate                                          6.5%              6.5%
Expected return on plan assets                         8.0%              8.0%
Rate of compensation increase                          3.0%              3.0%
==============================================================================

Pension Benefits
------------------------------------------------------------------------------
                                                       1999            1998
------------------------------------------------------------------------------
                                                       (in thousands)
Change in benefit obligation
Benefit obligation at beginning of year           $ 10,265      $      8,422
Amendments                                           1,898
Service cost                                           536               440
Interest cost                                          667               632
Actuarial gain (loss)                                    0             1,058
Plan curtailment                                    (1,586)                0
Benefits paid                                         (285)             (287)
                                                ------------------------------
Benefit obligation at end of year                 $ 11,496      $     10,265
                                                ------------------------------

Change in plan assets
Fair value of plan assets at beginning of year    $ 13,032     $     11,414
Actual return on plan assets                         1,405             1,905
Employer contribution                                    0                 0
Benefits paid                                         (285)             (287)
                                                ------------------------------
Fair value of plan assets at end of year          $ 14,152      $     13,032
                                                ------------------------------

Funded status                                        2,656             2,766
Unrecognized net actuarial gain                     (2,082)           (1,747)
Unrecognized prior service cost                          0              (143)
Unrecognized net asset                                (372)             (496)
                                                ------------------------------
Prepaid benefit cost                              $    202      $        380
                                                ==============================

Components of net periodic benefits
Service cost                                      $    536      $        440
Interest cost                                          667               632
Expected return on plan assets                      (1,043)             (915)
Amortization of prior service costs                    (10)              (10)
Recognized actuarial gain                              (27)              (39)
Recognized net initial asset                          (125)             (124)
                                                ------------------------------
Net periodic benefit cost                         $     (2)     $        (16)
                                                ------------------------------

DEFINED CONTRIBUTION PLANS: The Company has established a 401(k) profit sharing plan (the "ECO Plan") covering employees of its contract operations business. The ECO Plan provides for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15 percent of their salary to the ECO Plan. The Company matches a participant's contribution for an amount up to 50 percent of the first four percent of the participant's salary. Company contributions vest immediately. Company contributions to the ECO Plan were $181,000, $152,000 and $133,000 in 1999, 1998 and 1997, respectively. The assets of the ECO Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments.

The Company also established a 401(k) plan ("Utility Plan") covering employees of the parent company, Suburban and NMUI. Prior to December 30, 1999, the Utility Plan provided for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15 percent of their salary to the Utility Plan. Prior to December 30, 1999 the Utility Plan did not provide for Company contributions. The assets of the Utility Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. Subsequent to December 30, 1999, the Company amended the plan because the Company's defined benefit plan was terminated. Under the amendment, the Company matches 100 percent of the first two percent and 50 percent of the next four percent of the employees' contributions up to a maximum Company match of four percent. In addition, the Company contributes $250 semi-annually to each eligible employee. Employees become eligible for participation on the first of the month following their date of hire. The Company contributions vest depending upon an employee's length of service.

NOTE 12.  SEGMENT INFORMATION

Under FASB No. 131, Southwest Water Company has two reportable segments: non-regulated and regulated operations. The non-regulated contract operations segment operates and manages water and wastewater treatment facilities owned by cities, municipalities and private entities. Revenue is derived through municipal utility district contracts and operations and maintenance contracts. The regulated utility segment provides water and wastewater services through regulated utility operations, and derives revenue from the sales of water and wastewater services to the consumer.

Southwest Water Company's reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and marketing strategies. The contract operations segment, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return. The utility operations are governed by the regulatory bodies of the respective states and by the federal government. The service areas in which the utilities operate constitute monopolies with allowable rates of return determined by state regulatory agencies.

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

----------------------------------------------------------------------------------------------------------------------------
                                                           Non-                                                   Total
                                                        Regulated      Regulated    Total Segment              Consolidated
                                                         Segment        Segment      Information       Other   Information
----------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
As of December 31, 1999
-----------------------
Revenues from external customers                     $     42,649   $     38,200   $       80,849  $       0   $     80,849
Interest income                                                46              8               54         12             66
Interest expense                                               30          2,756            2,786        139          2,925
Depreciation and amortization                                 717          3,674            4,391         57          4,448
Segment operating profit                                    1,528         11,648           13,176     (3,862)         9,314
Income tax provision (benefit)                                370          3,776            4,146       (268)         3,878
Gain on sales of land                                           0          2,855            2,855          0          2,855
All other                                                      28             96              124        263            387
Other significant non-cash items:
  Non-cash contributions in aid of construction                 0          2,618            2,618          0          2,618
  Segment assets                                           12,450        123,310          135,760      7,190        142,950
  Expenditures for segment assets                             925          8,434            9,359        150          9,509

As of December 31, 1998
-----------------------
Revenues from external customers                     $     36,844   $     35,302   $       72,146  $       0   $     72,146
Interest income                                                66              8               74         17             91
Interest expense                                               14          2,742            2,756        228          2,984
Depreciation and amortization                                 736          3,477            4,213         52          4,265
Segment operating profit                                      848         10,493           11,341     (3,286)         8,055
Income tax provision (benefit)                                192          2,588            2,780       (589)         2,191
Gain on sales of land                                           0            110              110          0            110
All other                                                      15            (11)               4        264            268
Other significant non-cash items:
  Non-cash contributions in aid of construction                 0          1,775            1,775          0          1,775
  Segment assets                                           10,157        115,515          125,672      4,255        129,927
  Expenditures for segment assets                             430         11,363           11,793        128         11,921

As of December 31, 1997
-----------------------
Revenues from external customers                     $     34,985   $     36,020   $       71,005  $       0   $     71,005
Interest income                                                67              2               69         25             94
Interest expense                                                7          2,833            2,840        327          3,167
Depreciation and amortization                                 808          3,311            4,119         43          4,162
Segment operating profit (loss)                               147         10,407           10,554     (3,339)         7,215
Income tax provision (benefit)                                (39)         2,344            2,305       (455)         1,850
All other                                                       0             19               19        290            309
Other significant non-cash items:
  Non-cash contributions in aid of construction                 0          5,818            5,818          0          5,818
  Segment assets                                            9,765        109,167          118,932      4,168        123,100
  Expenditures for segment assets                             404         14,365           14,769        433         15,202

----------------------------------------------------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office facilities under operating leases that expire through 2004. Aggregate rental expense under all operating leases approximated $2,240,000 in 1999, $2,384,000 in 1998 and $2,225,000 in
1997. At December 31, 1999, the future minimum rental commitments under existing non-cancelable operating leases are as follows: 2000-$2,264,000, 2001- $1,905,000, 2002-$1,207,000, 2003-$663,000, 2004-$437,000 and $91,000
thereafter.

NOTE 14. SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

The fluctuations in operating revenues and operating income between quarters reflect the seasonal nature of contract and utility operations. Earnings per basic and diluted common share reflect a 3-for 2 stock split in the form of a stock dividend on October 1, 1999 and a 5-for-4 stock split in the form of a stock dividend on October 1, 1998, as well as a stock dividend of five percent on January 2, 1998. Selected unaudited quarterly financial information of the Company is presented in the table below.

1999 Quarters Ended                                      March 31    June 30   September 30  December 31
--------------------------------------------------------------------------------------------------------
                                                              (in thousands except per share amounts)
Operating revenues                                       $  16,649  $ 19,454   $  22,911     $ 21,835
Operating income                                             1,179     3,750       3,239        1,146
Net income before land sale                                    354     1,165       1,659          993
Land sale, net of taxes                                          -         -       1,648            -
Net income                                                     354     1,165       3,307          993
Net income available for common shares                         347     1,158       3,300          987
Basic earnings before land sale                               0.05      0.18        0.26         0.15
Land sale, net of taxes                                          -         -        0.25            -
Basic earnings per common share                               0.05      0.18        0.51         0.15
Diluted before land sale                                      0.05      0.18        0.24         0.00
Land sale, net of taxes                                          -         -        0.25            -
Diluted                                                       0.05      0.18        0.49         0.15


1998 Quarters Ended                                      March 31    June 30   September 30  December 31
--------------------------------------------------------------------------------------------------------
Operating revenues                                       $  15,946  $ 18,332   $  19,960     $ 17,908
Operating income                                             1,022     2,184       3,088        1,761
Net income                                                     182       926       1,448          793
Net income available for common shares                         175       919       1,441          787
Basic earnings per common share                               0.03      0.15        0.23         0.12
Diluted earnings per common share                             0.03      0.14        0.22         0.12

NOTE 15. NEW BUSINESS

  In January 2000, the Company announced the formation of IPWC and IPDC, two joint ventures designed to develop water and wastewater-related opportunities in Southern California's San Bernardino and Riverside counties. IPWC will market and sell a wide range of services that include financing, design and construction of water and wastewater facilities, water rights development and full contract operation, maintenance and management of water and wastewater systems.

  On February 25, 2000, Suburban purchased the City of West Covina's water distribution system and facilities with Suburban assuming ownership and operation of the water system on that date. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of approximately 11 percent.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission ("Commission") dated on or about April 7, 2000, under the caption "Governance of the Company," and is hereby incorporated by reference.
In addition, information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934, as Amended" is in the Company's definitive Proxy Statement, dated on or about April 7, 2000, and is also hereby incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

  Information related to executive compensation is contained in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 7, 2000, under the captions "Executive Compensation," and "Compensation of Directors Fees and Benefit Plans," and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 7, 2000, under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

  Information with respect to certain relationships and related transactions is set forth under the captions "Item I - Election of Directors," "Executive Severance Compensation Agreements," and "Certain Transactions" in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 7, 2000, and is hereby incorporated by reference.

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) The financial statements listed below are filed as part of this report:

   Independent Auditors' Report
   Consolidated Statements of Income - Three Years Ended December 31, 1999, 1998 and 1997
   Consolidated Balance Sheets - December 31, 1999 and 1998
   Consolidated Statements of Changes in Common Stockholders' Equity -
      Three Years Ended December 31, 1999, 1998 and 1997
   Consolidated Statements of Cash Flows -
      Three Years Ended December 31, 1999, 1998 and 1997
   Notes to Consolidated Financial Statements


(a)(2) The supplementary financial statement schedule required to be filed with this report is as follows:

                                                                                              Page
                                                                                              ----
       Schedule II - Valuation and Qualifying Accounts ....................................... 43

       Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes to consolidated financial statements thereto.

(a)(3) Exhibit Index.......................................................................... 44

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended December 31, 1999.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1999, 1998 AND 1997

                                            Balance at  Provision
                                            Beginning   Charged to   Recoveries /   Accounts    Balance at
                                             of Year      Income        Other      Written Off  End of Year
                                            ----------------------------------------------------------------
                                                                  (in thousands)
1999
Allowance for Doubtful Accounts             $      895  $      367   $    0        $   (60)     $    1,202
                                            ----------------------------------------------------------------
1998
Allowance for Doubtful Accounts             $      711  $      319   $    0        $  (135)     $      895
                                            ----------------------------------------------------------------
1997
Allowance for Doubtful Accounts             $      512  $      247   $    0        $   (48)     $      711

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

3.1D Certificate of Correction of Amendment of Restated Certificate of
     Incorporation dated September 14, 1998, filed herewith.

3.1E Certificate of Designation of Series E Convertible Preferred Stock Of
     Southwest Water Company dated January 12, 2000, filed herewith.

3.2  Registrant's Bylaws as amended April 4, 1988 (incorporated by reference to
     Exhibit 3.2 to Registrant's Form 8-B Report filed with the Commission on July 5, 1988).

3.2A Amendment to Registrant's Bylaws dated March 15, 1991 (incorporated by reference to Exhibit 3.2A to Registrant's Form 10-K Report for the year ended December 31, 1990).

3.2B Amendment to Registrant's Bylaws dated June 27, 1995 (incorporated by reference to Exhibit 3.2B to Registrant's Form 10-K Report for the year ended December 31, 1995).

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

4.1C Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank Trust National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C to Registrant's Form 10-K Report for the year ended December 31, 1996).

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

4.3 Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1991).

4.3A First Supplement to Indenture of Mortgage dated May 15, 1992, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4A to Registrant's Form 10-K Report for the year ended December 31, 1996).

4.3B Second Amendment and Supplement to Indenture of Mortgage dated October 21, 1996, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4B to Registrant's Form 10-K Report for the year ended December 31,
      1996).

4.4 Bond Purchase Agreement dated March 12, 1992, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5 to Registrant's Form 10-K Report for the year ended December 31, 1991).

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

10.1A Fifteenth Amendment to the Utility Employees' Retirement Plan dated
      December 31, 1997 (incorporated by reference to Exhibit 10.1A to the Registrant's Form 10-K Report for the year ended December 31, 1998).

10.1B Resolution adopted August 5, 1999 by the Board of Directors regarding
      Cessation of Benefit Accruals and Termination of the Retirement Plan, Effective December 30, 1999, filed herewith.

10.1C Sixteenth Amendment to the Utility Employees' Retirement Plan dated
      December 30, 1999, filed herewith.

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

10.8A First Amendment to the Profit Sharing 401(k) Plan for the Southwest Water Company's Related Companies (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31,
        1994).

10.9 Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995, (incorporated by reference to Exhibit
        10.11 to Registrant's Form 10-K Report for the year ended December 31,
        1995).

10.9A Form of Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998, (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31,
        1998).

10.10 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two First Refusal Agreements and Call Purchase Agreements between the Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report for the year ended December 31, 1996).

10.10A First Amendment of RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement between the Registrant and RTNT, Inc. dated May 22, 1998 (incorporated by reference to Exhibit 10.10A to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.10B Second Amendment of RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement between the Registrant and RTNT, Inc. dated January 15, 1999, (incorporated by reference to Exhibit 10.10B to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.10C First Amendment of SWWC Right of First Refusal Agreement and SWWC Call Purchase Agreement between the Registrant and RTNT, Inc. dated May 22, 1998 (incorporated by reference to Exhibit 10.10C to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.10D Second Amendment of SWWC Right of First Refusal Agreement and SWWC Call Purchase Agreement between the Registrant and RTNT, Inc. dated January 15, 1999 (incorporated by reference to Exhibit 10.10D to Registrant's Form 10-Q Report for the year ended December 31, 1998).

10.10E Third Amendment of SWWC Right of First Refusal Agreement and SWWC Call Purchase Agreement between the Registrant and RTNT, Inc. dated May 27, 1999 (incorporated by reference to Exhibit 10.10E to Registrant's Form 10-Q Report for the quarter ended June 30, 1999).

10.10F Third Amendment of RTNT Right of First Refusal Agreement and RTNT Call Purchase Agreement between the Registrant and RTNT, Inc. dated May 27, 1999 (incorporated by reference to Exhibit 10.10F to Registrant's Form 10-Q Report for the quarter ended June 30, 1999).

10.11 Credit Agreement between Registrant and Bank of America, N.A. dated July 30, 1999, filed herewith.

10.12 Credit Agreement between Suburban Water Systems, Inc. and Bank of America N.A., dated July 30, 1999, filed herewith.

10.13 Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated December 23, 1997 (incorporated by reference to Exhibit
        10.13 to Registrant's Form 10-K Report for the year ended December 31,
        1997).

10.13A First Amendment to the Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated September 1, 1998 (incorporated by reference to Exhibit 10.13A to Registrant's Form 10-K for the year ended December 31, 1998).

10.13B Second Amendment to the Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated September 29, 1999, filed herewith.

10.14 Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated December 23, 1997 (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K Report for the year ended December 31, 1997).

10.14A First Amendment to the Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated September 1, 1998 (incorporated by reference to Exhibit 10.14A to Registrant's Form 10-K for the year ended December 31, 1998).

10.14B Second Amendment to Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated September 29, 1999, filed herewith.

10.15 Business Loan Agreement dated December 10, 1997 between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A. (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.15A Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N. A, dated April 10, 1999 (incorporated by reference to Exhibit 10.15A to Registrant's Form 10-Q Report for the quarter ended September 30, 1999).

10.16 Agreement Between Suburban Water Systems and The City of West Covina, California for the Acquisition of the City's Water Utility System dated February 1, 2000, filed herewith.

10.17 IPWC Stockholders Agreement Between Southwest Water Company, Inland Pacific Partners and Inland Pacific Water Company effective January 1, 2000, filed herewith.

10.18 Limited Liability Company Agreement of Inland Pacific Development Company, LLC effective January 1, 2000, filed herewith.

21.1   Listing of Registrant's subsidiaries.

23.1   Consent of KPMG LLP.

27     Financial Data Schedule.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY

By:  /s/ Anton C. Garnier
     --------------------
     ANTON C. GARNIER
     President and Chief Executive Officer
     (Principal Executive Officer)
     March 14, 2000

By:  /s/ Peter J. Moerbeek
     ---------------------
     PETER J. MOERBEEK
     Chief Financial Officer
     (Principal Financial Officer)
     March 14, 2000

By:  /s/ Thomas C. Tekulve
     ---------------------
     THOMAS C. TEKULVE
     Vice President Finance
     (Principal Accounting Officer)
     March 14, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ H. Frederick Christie                    /s/ Richard Kelton
-------------------------                    ------------------
H. FREDERICK CHRISTIE                        RICHARD KELTON
Director                                     Director
March 14, 2000                               March 14, 2000

/s/ Anton C. Garnier                         /s/ Maureen A. Kindel
----------------------                       ---------------------
ANTON C. GARNIER                             MAUREEN A. KINDEL
Director                                     Director
March 14, 2000                               March 14, 2000

/s/ Monroe Harris                            /s/ Richard G. Newman
----------------------                       ---------------------
MONROE HARRIS                                RICHARD G. NEWMAN
Director                                     Director
March 14, 2000                               March 14, 2000

/s/Donovan D. Huennekens
------------------------
DONOVAN D. HUENNEKENS
Director
March 14, 2000