Form 10-Q
period 2000-03-31
SOUTHWEST WATER CO
filed 2000-05-12
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -------
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 8, 2000, there were 6,480,802 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.   Financial Information:                              Page No.
-------   ----------------------                              --------

Item 1.   Financial Statements:

          Condensed Consolidated Statements of Income-
          Three Months Ended March 31, 2000 and 1999                1

          Condensed Consolidated Balance Sheets -
          As of March 31, 2000 and December 31, 1999                2

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 2000 and 1999                3

          Notes to Condensed Consolidated Financial Statements  4 - 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         6 - 9

Part II.  Other Information:
--------  ------------------

Item 1.   Legal Proceedings                                      9-10

Item 4.   Submission of Matters to a Vote of Security Holders      10

Item 6.   Exhibits and Reports on Form 8-K                         10

          Signatures                                               11

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
  ------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                             1999
  ------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands except per share data)
    Operating Revenues                                                            $20,557                          $16,649

    Operating Expenses:
    Direct operating expenses                                                      16,073                           12,536
    Selling, general and administrative                                             3,110                            2,934
  ------------------------------------------------------------------------------------------------------------------------

                                                                                   19,183                           15,470

    Operating Income                                                                1,374                            1,179
    Other Income (Expense):
    Interest expense                                                                 (788)                            (759)
    Interest income                                                                    82                               17
    Other                                                                              49                              152
  ------------------------------------------------------------------------------------------------------------------------

                                                                                     (657)                            (590)

    Income Before Income Taxes                                                        717                              589
    Provision for income taxes                                                        287                              235
  ------------------------------------------------------------------------------------------------------------------------

    Net Income                                                                        430                              354
    Dividends on preferred shares                                                       7                                7
  ------------------------------------------------------------------------------------------------------------------------

    Net Income Available for Common Shares                                        $   423                          $   347
  ------------------------------------------------------------------------------------------------------------------------

    Earnings per Common Share (Note 4):
      Basic                                                                       $  0.06                          $  0.05
      Diluted                                                                     $  0.06                          $  0.05
  ------------------------------------------------------------------------------------------------------------------------

    Cash Dividends per Common Share (Note 4)                                      $  0.06                          $  0.05
  ------------------------------------------------------------------------------------------------------------------------

    Weighted Average Outstanding Common Shares (Note 4):
      Basic                                                                         6,463                            6,378
      Diluted                                                                       6,749                            6,503
  ------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,            December 31,
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
                                                                                                (in thousands)
Current Assets:
Cash and cash equivalents                                                                  $     248             $   4,146
Customers' accounts receivable, net                                                           11,321                10,465
Other current assets                                                                           4,505                 3,700
--------------------------------------------------------------------------------------------------------------------------
                                                                                              16,074                18,311
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                                             162,538               152,624
Contract operations property, plant and equipment -- at cost                                   5,815                 5,654
--------------------------------------------------------------------------------------------------------------------------
                                                                                             168,353               158,278
Less accumulated depreciation and amortization                                                45,864                44,581
--------------------------------------------------------------------------------------------------------------------------
                                                                                             122,489               113,697

Other Assets                                                                                  11,240                10,942
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 149,803             $ 142,950
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank notes payable                                   $   1,592             $   2,039
Accounts payable                                                                               2,679                 2,081
Other current liabilities                                                                     13,103                12,486
--------------------------------------------------------------------------------------------------------------------------
                                                                                              17,374                16,606
Other Liabilities and Deferred Credits:
Long-term debt                                                                                28,000                28,000
Bank notes payable                                                                            10,975                 5,454
Advances for construction                                                                      8,004                 7,930
Contributions in aid of construction                                                          34,651                34,519
Deferred income taxes                                                                          6,329                 6,146
Other liabilities and deferred credits                                                         3,754                 3,818
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                                       109,087               102,473

Stockholders' Equity
Cumulative preferred stock                                                                       517                   517
Common stock                                                                                      65                    64
Paid-in capital                                                                               31,283                31,080
Retained earnings                                                                              8,851                 8,816
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    40,716                40,477
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 149,803             $ 142,950
==========================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                     Three Months Ended
                                                                                                         March 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2000              1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Cash Flows From Operating Activities:
Net Income                                                                                            $    430          $   354
Adjustments to reconcile net income to
    net cash provided by operating activities                                                              869          $ 1,438
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                1,299            1,792
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to property, plant and equipment                                                              (9,986)          (2,217)
Other investments, net                                                                                    (336)             125
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                  (10,322)          (2,092)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net proceeds (repayments) on bank notes payable                                                          5,074             (103)
Contributions in aid of construction and advances for construction                                         316              262
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan, and stock option plans                                                  199              397
Dividends paid                                                                                            (394)            (348)
Payments on advances for construction                                                                      (70)             (42)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                                    5,125              166
-------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                               (3,898)            (134)
Cash and cash equivalents at beginning of period                                                         4,146              394
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                            $    248          $   260
===============================================================================================================================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                                         $    900          $   557
     Income taxes                                                                                     $      -          $   275
Depreciation and amortization                                                                         $  1,162          $ 1,123
Non-cash contributions in aid of construction
     conveyed to Company by developers                                                                $    161          $   328

See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (Unaudited)


1. Southwest Water Company ("the Company" or "Registrant") together with its subsidiaries is in the business of managing all aspects of water and wastewater systems, and provides its services to more than one million people in 24 states. Through its wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company owns and operates water and wastewater utilities through two wholly owned subsidiaries, Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2000, and the Company's results of operations for the three months ended March 31, 2000. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K ("the 1999 Annual Report") for the year ended December 31, 1999.

3. There is seasonality to the water services industry; thus, the results of operations for the three months ended March 31, 2000 do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions would have the effect of lowering revenue due to conservation efforts. The Company's contract operations business can also be seasonal in nature. Heavy rainfall hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily affect the Company's opportunities for additional billable work.

4. The Company records earnings per share ("EPS") by computing basic EPS and diluted EPS. Basic EPS is used to measure the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is used to measure the performance of the Company over the reporting period after giving effect to all dilutive potential common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to dilutive common shares.

5. In April 2000, the Company purchased 80 percent of the outstanding shares of Master Tek International, Inc. ("Master Tek"), a nationwide provider of utility submetering, billing and collection services for a purchase price of $4,000,000. The purchase price consisted of a $2,000,000 cash payment upon closing and a ten-year promissory note. The purchase agreement provides that the Company has the right to acquire the remaining 20 percent ownership for a price based on a formula related to the financial performance of Master Tek over the next ten years. In addition, the Company entered into an employment agreement, a consulting agreement and a non-compete agreement with the owner of the remaining 20 percent of Master Tek as is customary in transactions of this type. Submetering involves the installation of electronic equipment in apartments, condominiums, mobile home parks and other multi-family dwellings to allow the measurement of water, gas and electricity usage for each individual residential unit. Master Tek serves more than 175,000 dwelling units in 24 states and, in 1999, generated revenues of more than $5,000,000.

6. As discussed in the 1999 Annual Report, Suburban purchased the City of West Covina's ("West Covina") water distribution system and facilities. On February 25, 2000, Suburban assumed ownership and operation of the water system. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of approximately 11 percent. The purchase of the West Covina system was funded in part by the reinvestment of approximately $3,900,000 of proceeds from the sale of surplus land, as described fully in the Company's 1999 Annual Report. The remaining funds for the purchase were obtained from line of credit borrowing.

7. As discussed in the 1999 Annual Report, the Company owns a 49 percent interest in Windermere Utility Company ("Windermere"), a small, regulated water utility located near Austin, Texas. The Company has an agreement with the majority shareholder under which the majority shareholder may purchase the Company's interest in Windermere for an agreed-upon price. The agreement, as amended, extends to May 31, 2000 the majority shareholder's right to exercise this purchase option. The Company is currently holding discussions with the majority shareholder of Windermere to purchase its interest in Windermere along with two other utilities, also located near Austin, Texas. The Company anticipates that negotiations will be completed in 2000.

8. As discussed in the 1999 Annual Report, the City of Albuquerque ("Albuquerque") has initiated an action in eminent domain to acquire the operations of NMUI. In March 2000, certain members of the Albuquerque city council introduced a bill directing the city attorney to withdraw the condemnation and cease negotiations to acquire NMUI. However, in April 2000, the bill was defeated, and the condemnation action remains pending. At present, Albuquerque is not prosecuting this action and there is no assurance that a settlement of the legal action or other resolution will be reached quickly.

9. The Company has two reportable segments as defined under the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." There was no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the information reported in the 1999 Annual Report. The following table sets forth required disclosure about the Company's reportable segments as required by SFAS No. 131.



                                                              Total                    Total
                                      Non-                   Segment                Consolidated
                                    Regulated  Regulated   Information     Other    Information
                                    ---------  ---------  --------------  --------  ------------
                                                           (in thousands)
As of March 31, 2000
--------------------
Revenues from external customers      $12,347   $  8,210   $ 20,557   $     0       $ 20,557

Segment operating profit                  254      2,155      2,409    (1,035)         1,374

Segment assets                         13,595    128,287    141,882     7,921        149,803

As of March 31, 1999
--------------------

Revenues from external customers      $ 8,852   $  7,797   $ 16,649   $     0       $ 16,649

Segment operating profit                  171      2,021      2,192    (1,013)         1,179

Segment assets                          9,506    116,501    126,007     4,320        130,327


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban and NMUI for the addition, replacement and renovation of water utility facilities. The Company's capital resources may also be influenced by investments to acquire new business opportunities.

At March 31, 2000, the Company had cash and cash-equivalent balances totaling $248,000 and three separate unsecured lines of credit from three commercial banks, with total line of credit capacity of $20,000,000. All of the lines expire in 2001 and the Company expects to renew expiring lines of credit in the normal course of business. At March 31, 2000, outstanding borrowing was $11,667,000, and the unused borrowing capacity was $8,333,000. In the first quarter of 2000, the Company's outstanding line of credit borrowing increased $5,074,000 primarily due to additional cash requirements for acquisitions and investments made by the Company. Under two of the line of credit agreements, interest is charged at each banks' prime rate less one-quarter percent. The Company may also borrow at an interest rate that is lower than this rate; however, the amount borrowed must remain outstanding for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. Two of the lines of credit require a $6,000 annual fee, and the remaining line of credit requires no annual fee. Each of the line of credit agreements, as amended, contains certain financial restrictions. As of March 31, 2000, the Company was in compliance with all applicable financial covenants of the line of credit agreements.

In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $47,855,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at March 31, 2000 to the unused credit line amount.

During the first quarter of 2000, the Company's additions to property, plant and equipment were $10,147,000, representing an increase of $3,215,000 from 1999. The increase was due primarily to the purchase of West Covina's water distribution system and facilities, which accounted for $9,140,000 of the additions. Other capital projects accounted for the remaining $1,007,000 of additions. Developers made contributions in aid of construction ("CIAC"), and advances totaling $477,000, of which $316,000 was received in cash and $161,000 was received as non-cash contributions of property. Company-financed capital additions were $9,670,000, funded primarily by borrowing on the lines of credit, cash flow from operations, and the reinvestment of proceeds from the sale of surplus land as discussed in Note 6 to the condensed consolidated financial statements. For the remainder of 2000, the Company estimates that its capital additions will be approximately $7,200,000, and that cash flow from operations and CIAC will fund these additions. Line of credit borrowing is also available to meet construction requirements if needed.

The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months, including certain new business investments. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company was unable to renew its existing lines of credit or unable to obtain additional long-term financing, capital spending or acquisitions would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company needed additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

Regulatory Affairs:

  Regulation and Regulatory Developments

ECO has two distinct types of contractual relationships: time and material contracts primarily with municipal utility districts ("MUDs"), and fixed fee operations and maintenance contracts ("O&Ms"). A MUD is a utility district created under the rules of the Texas Natural Resource Conservation Commission in order to provide water, wastewater and drainage services to areas where existing municipal services are not available. O&M contracts are agreements with cities and private entities that provide for a specified level of services such as facility operation and maintenance, meter readings and billing, or management of the entire water or wastewater system. ECO's pricing is not subject to regulation by a public utilities commission. Most contracts with MUDs are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's O&M contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments.

The California Public Utilities Commission ("CPUC") and the New Mexico Public Regulation Commission ("NMPRC") regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. Although neither utility is currently seeking any rate increase, future construction expenditures and increased operating expenses may require periodic requests for rate increases. As discussed in the 1999 Annual Report, the CPUC has directed Suburban to file a general rate application by July 1, 2001.


  Regulatory Developments:

The Company closely monitors legislative, CPUC and NMPRC developments. The various water industry associations in which the Company actively participates also monitor these developments. The Company does not know the future possible legislative, CPUC or NMPRC changes that will be enacted or the terms of such changes if enacted. Therefore, management cannot predict the impact, if any, of future legislative changes, CPUC or NMPRC developments or changes on the Company's financial position or results of operations.

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

Suburban and NMUI operations fall under the regulatory jurisdiction of the CPUC and the NMPRC, respectively. The responsibilities of both regulatory agencies are to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the Environmental Protection Agency ("EPA") and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of the Company's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with governmental regulations.

As discussed in the Company's 1999 Annual Report, the Company has been named in several complaints alleging water contamination in the Main San Gabriel Basin in Southern California. In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. The

California Supreme Court has agreed to review this decision. The Company anticipates that the Supreme Court will hear the case during 2000.

As discussed in the Company's 1999 Annual Report, in March 1998, the CPUC issued an order instituting investigation ("OII") directed to all Class A and B water utilities in California, including Suburban. The purpose of the OII is to address a series of questions dealing with the safety of current drinking water standards and compliance with those standards. In February 2000, the CPUC issued a draft opinion finding that the California Department of Health Services ("DOHS") requirements governing drinking water quality adequately protect the public health and safety, and that the regulated water utilities have complied with past and present drinking water quality requirements. While the CPUC continues to investigate the issues concerned with water quality, the Company and Suburban are unable to predict what final actions, if any, will be taken by the CPUC and/or the DOHS as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

Risk Factors:

Certain statements contained in this Report on Form 10-Q for the quarter ended March 31, 2000 ("the March Report") that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

The March Report should be read in conjunction with the Company's 1999 Annual Report for a more detailed description of the risk factors affecting the Company which include, but are not limited to, expectations regarding new contracts and potential acquisitions, weather conditions, water quality issues, regulatory changes, legal and other contingencies.

Results of Operations:

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

Diluted earnings per common share were $.06 in 2000, an increase of 20%, compared to $.05 during the same period in 1999.

  Operating income

Operating income increased $195,000 or 17%, and, as a percentage of operating revenues, was 7% in both 2000 and 1999. ECO's operating income increased $83,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts primarily in the central Texas region. Operating income at the utilities increased $134,000, due primarily to a 5% increase in water consumption by Suburban's customers during a mild and dry first quarter, which contributed to a 7% increase in utility operating income. Parent company expenses increased $22,000, due primarily to an increase in payroll and benefit-related costs.

  Operating revenues

Operating revenues increased $3,908,000 in the first quarter of 2000 compared with the same period in 1999. ECO's revenues increased $3,495,000 or 39%, due primarily to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts. Utility revenues increased $413,000. Suburban's revenues increased 6% due primarily to increased customer water consumption because of mild first quarter weather. NMUI increased its number of customers by 311, contributing to a 16% increase in water consumption, and a 9% increase in water revenue.

  Direct operating expenses

Direct operating expenses increased $3,537,000 or 28%. As a percentage of operating revenues, these expenses were 78% in 2000 and 75% in 1999. ECO's direct operating expenses increased $3,409,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts. Suburban's direct operating expenses increased $151,000, primarily due to increased water purchases resulting from higher customer water consumption. NMUI's direct operating expenses decreased $23,000 due to lower production and distribution expenses.

  Selling, general and administrative

Selling, general and administrative expenses for the first quarter of 2000 increased $176,000 as compared with the same period in 1999. As a percentage of operating revenues, these expenses were 15% in 2000 and 18% in 1999. General and administrative expenses at the utilities increased $154,000, because of a decrease in the amount of capitalized administrative overhead at both Suburban and NMUI. As discussed above, general and administrative expenses of the parent company increased $22,000.

  Other

Interest expense increased $29,000 as a result of the increase in line of credit borrowing in late February to finance the West Covina acquisition. The increase also reflects higher interest rates in 2000 compared to 1999.

                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

As discussed in the Company's 1999 Annual Report, ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill, which occurred at an Austin, Texas sewage pumping station. The case is presently in the discovery stage. No oral depositions have been taken and there have been no court hearings. The Company and ECO intend to vigorously defend against these claims and have requested defense and indemnification by their insurance carrier. At this time, the Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the Company's 1999 Annual Report, the Company has been named in several complaints alleging water contamination in the Main San Gabriel Basin in Southern California (the "Main Basin"). In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. The Company anticipates that the California Supreme Court will hear the oral argument during 2000. The Company and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Two additional lawsuits similar to those described in this paragraph were filed in April 2000 by approximately 240 plaintiffs against Suburban, the Company, other water producers in the Main Basin and a number of alleged industrial polluters. The actions have not yet been served on the Company or Suburban. The Company expects to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the Company's 1999 Annual Report, in October 1998 the Company and ECO were sued in an action in Texas arising out of a fatal auto accident. The Company believes that its maximum exposure in this action is limited to the self-insured retention under its umbrella liability policy. Based on the information available at this time, management does not expect that this action will have a material adverse effect on the Company's financial position or results of operations.

As discussed in Note eight to the condensed consolidated financial statements, Albuquerque initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in Albuquerque's complaint. Under New

Mexico state law, there are procedures that would allow Albuquerque to take possession prior to a resolution of the fair market value issue; however, the Company believes that it has adequate defenses should Albuquerque choose to pursue these procedures. Presently, Albuquerque is not prosecuting this action and there is no assurance that a settlement of the legal action or any other resolution will be reached quickly.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

     10.15B Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated April 10, 2000, filed herewith.

     10.19 Stock Purchase Agreement between Registrant and Milton R. DiGregorio, Beverly A. DiGregorio, and the Milton R. DiGregorio and Beverly A. DiGregorio 2000 Irrevocable Family Trust dated April 3, 2000, filed herewith.

     27        Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  SOUTHWEST WATER COMPANY
                                  -----------------------
                                  (Registrant)



Dated: May 12, 2000              /s/ PETER J. MOERBEEK
-------------------              ---------------------
                                 Peter J. Moerbeek
                                 Chief Financial Officer

Dated: May 12, 2000              /s/THOMAS C. TEKULVE
-------------------              ---------------------
                                 Thomas C. Tekulve
                                 Chief Accounting Officer