Form 10-Q
period 2000-06-30
SOUTHWEST WATER CO
filed 2000-08-14
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ------
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 11, 2000, there were 6,491,120 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.    Financial Information:                                                Page No.
-------    ----------------------                                                --------
Item 1.    Financial Statements:

           Condensed Consolidated Statements of Income -
           Three and Six Months Ended June 30, 2000 and 1999                           1

           Condensed Consolidated Balance Sheets -
           As of June 30, 2000 and December 31, 1999                                   2

           Condensed Consolidated Statements of Cash Flows -
           Three and Six Months Ended June 30, 2000 and 1999                           3

           Notes to Condensed Consolidated Financial Statements                    4 - 5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                          6 - 10

Part II.   Other Information:
--------   ------------------

Item 1.    Legal Proceedings                                                       10-11

Item 4.    Submission of Matters to a Vote of Security Holders                        11

Item 6.    Exhibits and Reports on Form 8-K                                           12

           Signatures                                                                 13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                       Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
-------------------------------------------------------------------------    ------------------------
                                                    2000        1999            2000           1999
-------------------------------------------------------------------------    ------------------------
                                                 (in thousands except per   (in thousands except per
                                                        share data)               share data)

Operating Revenues                                     $ 26,619  $ 19,454        $ 47,176    $ 36,103

Operating Expenses:
Direct operating expenses                                19,621    14,038          35,694      26,574
Selling, general and administrative                       3,472     2,845           6,582       5,779
-------------------------------------------------------------------------    ------------------------
                                                         23,093    16,883          42,276      32,353

Operating Income                                          3,526     2,571           4,900       3,750
Other Income (Expense):
Interest expense                                           (973)     (747)         (1,761)     (1,506)
Interest income                                              21        19             103          36
Other                                                       (69)      100             (20)        252
-------------------------------------------------------------------------    ------------------------
                                                         (1,021)     (628)         (1,678)     (1,218)

Income Before Income Taxes                                2,505     1,943           3,222       2,532
Provision for income taxes                                1,002       778           1,289       1,013
-------------------------------------------------------------------------    ------------------------
Net Income                                                1,503     1,165           1,933       1,519
Dividends on preferred shares                                 7         7              14          14
-------------------------------------------------------------------------    ------------------------
Net Income Available for Common Shares                 $  1,496  $  1,158        $  1,919    $  1,505
=========================================================================    ========================
Earnings per Common Share (Note 4):
Basic                                                  $   0.23  $   0.18        $   0.30    $   0.24
Diluted                                                $   0.22  $   0.18        $   0.28    $   0.23
=========================================================================    ========================
Cash Dividends per Common Share (Note 4)               $   0.06  $   0.05        $   0.12    $   0.10
=========================================================================    ========================

Weighted Average Outstanding Common Shares (Note 4):
     Basic                                                6,481     6,412           6,472       6,389
     Diluted                                              6,742     6,598           6,746       6,579
=========================================================================    ========================

    See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,     December 31,
-------------------------------------------------------------------------------------------
ASSETS                                                             2000              1999
-------------------------------------------------------------------------------------------
                                                                (unaudited)
                                                                            (in thousands)
Current Assets:
Cash and cash equivalents                                    $      954        $      4,146
Customers' accounts receivable, net                              15,711              10,465
Other current assets                                              5,632               3,700
-------------------------------------------------------------------------------------------
                                                                 22,297              18,311

Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                164,870             152,624
Contract operations property, plant and equipment -- at cost      9,821               5,654
-------------------------------------------------------------------------------------------
                                                                174,691             158,278
Less accumulated depreciation and amortization                   47,346              44,581
-------------------------------------------------------------------------------------------
                                                                127,345             113,697
Other Assets                                                     16,410              10,942
-------------------------------------------------------------------------------------------
                                                                166,052        $    142,950
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current Liabilities
Current portion of long-term debt and bank notes payable     $    3,624        $      2,039
Accounts payable                                                  3,824               2,081
Other current liabilities                                        14,214              12,486
-------------------------------------------------------------------------------------------
                                                                 21,662              16,606
Other Liabilities and Deferred Credits:
Long-term debt                                                   28,000              28,000
Bank notes payable                                               13,800               5,454
Advances for construction                                         8,072               7,930
Contributions in aid of construction                             35,906              34,519
Deferred income taxes                                             6,460               6,146
Other liabilities and deferred credits                           10,191               3,818
-------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                          124,091             102,473

Stockholders' Equity
Cumulative preferred stock                                          514                 517
Common stock                                                         65                  64
Paid-in capital                                                  31,422              31,080
Retained earnings                                                 9,960               8,816
-------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       41,961              40,477
-------------------------------------------------------------------------------------------
                                                             $  166,052        $    142,950
-------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                   Southwest Water Company and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                      Six Months Ended
                                                                          June 30,
-------------------------------------------------------------------------------------------
                                                                       2000          1999
-------------------------------------------------------------------------------------------
                                                                          (in thousands)
Cash Flows From Operating Activities:
Net Income                                                           $  1,933    $  1,519
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities                (1,008)   $  2,289
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 925       3,808
-------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Additions to property, plant and equipment                            (11,891)     (4,246)
Other investments, net                                                 (2,524)        125
-------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (14,415)     (4,121)
-------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net proceeds (repayments) on bank notes payable                         9,931        (317)
Contributions in aid of construction and advances for construction        803         704
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan, and stock option plans                 355         557
Advances for construction                                                 141           0
Dividends paid                                                           (789)       (696)
Payments on advances for construction                                    (143)       (120)
-------------------------------------------------------------------------------------------
Net cash used in financing activities                                  10,298         128
-------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                              (3,192)       (185)
Cash and cash equivalents at beginning of period                        4,146         394
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $    954    $    209
===========================================================================================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                        $  1,764    $  1,482
     Income taxes                                                    $     27    $    285
Depreciation and amortization                                        $  2,382    $  2,244
Non-cash contributions in aid of construction
     conveyed to Company by developers                               $  1,108    $    934

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

1. Southwest Water Company ("the Company" or "Registrant") together with its subsidiaries is in the business of managing all aspects of water and wastewater systems, and provides its services to more than one million people in 29 states. Through its wholly owned subsidiary, ECO Resources, Inc. ("ECO"), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. The Company owns and operates water and wastewater utilities through two wholly owned subsidiaries, Suburban Water Systems ("Suburban") and New Mexico Utilities, Inc. ("NMUI"). In addition, the Company owns a 49 percent interest in Windermere Utility Company ("Windermere") located near Austin, Texas. In April 2000, the Company acquired an 80 percent interest in Master Tek International, Inc. ("Master Tek"), which is a nationwide provider of utility submetering, billing and collection services. The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2000, and the Company's results of operations for the three and six months ended June 30, 2000. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("the 1999 Annual Report").

3. There is seasonality to the water services industry; thus, the results of operations for the six months ended June 30, 2000 do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions would have the effect of lowering revenue due to conservation efforts. The Company's contract operations business can also be seasonal in nature. Heavy rainfall hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily affect the Company's opportunities for additional billable work.

4. The Company records earnings per share ("EPS") by computing basic EPS and diluted EPS in accordance with generally accepted accounting principles. Basic EPS is used to measure the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is used to measure the performance of the Company over the reporting period after giving effect to all dilutive potential common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to dilutive common shares.

5. As discussed in the Company's Form 10-Q Report for the period ended March 31, 2000 ("the March Report"), in April 2000, the Company purchased 80 percent of the outstanding shares of Master Tek, a nationwide provider of utility submetering, billing and collection services, for a purchase price of $4,000,000. The purchase price consisted of a $2,000,000 cash payment upon closing and a ten-year, $2,000,000 promissory note. The purchase agreement provides that the Company has the right to acquire the remaining 20 percent ownership for a price based on a formula related to the financial performance of Master Tek over the next ten years. In addition, the Company entered into an employment agreement, a consulting agreement and a non-compete agreement with the owner of the remaining 20 percent of Master Tek as is customary in transactions of this type. Submetering involves the installation of electronic equipment in apartments, condominiums, mobile home parks and other multi-family dwellings to allow the allocation of water, gas and electricity usage for each individual residential unit. Master Tek serves more than 200,000 dwelling units in 29 states and, in 1999, generated revenues of more than $5,000,000.

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

7. As discussed in the 1999 Annual Report, the Company owns a 49 percent interest in Windermere, a small, regulated water utility located near Austin, Texas. The Company has an agreement with the majority shareholder under which the majority shareholder may purchase the Company's interest in Windermere for an agreed-upon price. The agreement, as amended, extends to August 18, 2000 the majority shareholder's right to exercise this purchase option. The Company is currently holding discussions with the majority shareholder of Windermere to purchase the majority shareholder's interest in Windermere along with two other utilities, also located near Austin, Texas. The Company anticipates that negotiations will be completed in 2000.

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

                                                                              Total                     Total
                                                 Non-                        Segment                 Consolidated
                                              Regulated      Regulated     Information     Other      Information
                                             --------------------------------------------------------------------
                                                                        (in thousands)
Six Months Ended June 30, 2000
------------------------------
Revenues from external customers             $ 27,501      $ 19,675       $   47,176     $      0    $ 47,146

Segment operating profit                        1,346         5,635            6,981       (2,081)      4,900

As of June 30, 2000
-------------------
Segment assets                                 25,435       131,048          156,483        9,569     166,052

Six Months Ended June 30, 1999
------------------------------
Revenues from external customers             $ 18,831      $ 17,272       $   36,103     $      0    $ 36,103

Segment operating profit                          501         5,168            5,669       (1,919)      3,750

As of June 30, 1999
-------------------
Segment assets                                 10,013       118,516          128,529        4,323     132,852

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban and NMUI for the addition, replacement and renovation of water utility facilities. The Company's capital resources may also be influenced by investments in new business opportunities.

At June 30, 2000, the Company had cash and cash-equivalent balances totaling $954,000 and three separate unsecured lines of credit from three commercial banks, with total line of credit capacity of $20,000,000. All of the lines expire in 2001 and the Company expects to renew expiring lines of credit in the normal course of business. At June 30, 2000, outstanding borrowing was $16,524,000, and the unused borrowing capacity was $3,476,000. In the first six months of 2000, the Company's outstanding line of credit borrowing increased $9,931,000 primarily due to additional cash requirements for acquisitions and for additional working capital to fund construction projects. Under two of the line of credit agreements, interest is charged at each bank's prime rate less one-quarter percent. The Company may also borrow at an interest rate that is lower than this rate; however, the amount borrowed must remain outstanding for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. Two of the line of credit agreements require a $6,000 annual fee, and the remaining line of credit agreement requires no annual fee. One of the line of credit agreements requires a commitment fee of one-quarter of one percent of the unused line, calculated quarterly. Each of the line of credit agreements, as amended, contains certain financial restrictions. As of June 30, 2000, the Company was in compliance with all applicable financial covenants of the line of credit agreements.

In July 2000, two of the banks increased their lines of credit by $3,000,000, respectively, increasing the total line of credit capacity to $26,000,000. The terms and conditions of the increased lines of credit did not change due to the additional borrowing capacity.

In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $48,851,000. However, the amount of additional borrowing available to the Company under its current lines of credit is limited by financial covenants that restricted additional borrowing at June 30, 2000 to the unused credit line amount.

During the first six months of 2000, the Company's additions to property, plant and equipment were $12,999,000, representing an increase of $7,019,000 from 1999. Developers made contributions in aid of construction ("CIAC"), and advances totaling $2,052,000, of which $944,000 was received in cash and $1,108,000 was received as non-cash contributions of property. Company-financed capital additions were $10,947,000, funded primarily by borrowing on the lines of credit, cash flow from operations, and the reinvestment of proceeds from the sale of surplus land as discussed in Note 6 to the condensed consolidated financial statements. The current year increase was due primarily to the purchase of West Covina's water distribution system and facilities for $9,356,000. For the remainder of 2000, the Company estimates that its capital additions will be approximately $5,000,000, and that cash flow from operations and CIAC will fund these additions. Line of credit borrowing is also available to meet construction requirements if needed.

The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months, including certain new business investments. If additional cash were needed, the Company would consider alternative sources, including long-term financing. The amount and timing of any future long-term financing would depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company could not renew its existing lines of credit or was unable to obtain additional long-term financing, capital spending or acquisitions would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if the Company needed additional cash to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

Regulatory Affairs:

     Regulation

ECO has two distinct types of contractual relationships: time and material contracts primarily with municipal utility districts ("MUDs"), and fixed fee operations and maintenance contracts ("O&Ms"). A MUD is a utility district created under the rules of the Texas Natural Resource Conservation Commission in order to provide water, wastewater and drainage services to areas where existing municipal services are not available. O&M contracts are agreements with cities and private entities that provide for a specified level of services such as facility operation and maintenance, meter reading and billing, or management of the entire water or wastewater system. ECO also performs additional construction and project work for its MUD and O&M clients. ECO's pricing is not subject to regulation by any governmental authority. Most contracts with MUDs are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's O&M contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments. Master Tek's rates are not currently regulated by any governmental authority.

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

     Regulatory Developments

The Company closely monitors legislative, CPUC and NMPRC developments. The various water industry associations in which the Company actively participates also monitor these developments. The Company does not know the future possible legislative, CPUC or NMPRC changes that will be enacted or the terms of such changes if enacted. Therefore, management cannot predict the impact, if any, of future legislative changes, CPUC or NMPRC developments or changes to the Company's financial position or results of operations.

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

Suburban and NMUI operations fall under the regulatory jurisdiction of the CPUC and the NMPRC, respectively. The responsibilities of both regulatory agencies are to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the Environmental Protection Agency ("EPA") and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of the Company's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with government regulations.

As discussed in the Company's 1999 Annual Report, the Company has been named in several lawsuits alleging water contamination in the Main San Gabriel Basin in Southern California (the "Main Basin"). In September 1999, the California 2/nd/ District Court of Appeal ordered that the lawsuits be dismissed as to the Company and other water purveyors. The California Supreme Court has agreed to review this decision. The Company anticipates that the Supreme Court will hear the case during 2000.

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

On June 21, 2000, Suburban entered into a "Tolling and Standstill Agreement" with Aerojet whereby Aerojet agreed to toll the running of any statute of limitations with respect to any rights, claims or causes of action Suburban may have or wish to assert against Aerojet as a result of Aerojet's release of contaminants into the Main Basin. This agreement preserves Suburban's and the Company's rights beyond the normal statute of limitations period.
Risk Factors:

Certain statements contained in this Report on Form 10-Q for the quarter ended June 30, 2000 ("the June Report") that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

The June Report should be read in conjunction with the Company's 1999 Annual Report for a more detailed description of the risk factors affecting the Company which include, but are not limited to, expectations regarding new contracts and potential acquisitions, weather conditions, water quality issues, regulatory changes, legal and other contingencies.

Results of Operations:

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

Diluted earnings per common share were $.22 in 2000, an increase of 22%, compared to $.18 during the same period in 1999.

  Operating income

Operating income increased $955,000 or 37%, and, as a percentage of operating revenues, was 13% in both 2000 and 1999. ECO's operating income increased $463,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts, primarily in the central Texas region. The acquisition of Master Tek increased operating income by $291,000. Operating income at the utilities increased $338,000, due primarily to an increase in water consumption by Suburban's customers, which contributed to a 10% increase in utility operating income. Suburban's increase in operating income also reflects the addition of West Covina customers following the acquisition in February 2000. NMUI experienced a 14% increase in water consumption by its customers and also increased the number of customers it serves, resulting in a 12% increase in operating income. Parent company expenses increased $140,000, due primarily to increases in benefit-related costs, including health insurance.

  Operating revenues

Operating revenues increased $7,165,000 in the second quarter of 2000 compared with the same period in 1999. ECO's revenues increased $3,692,000 or 37%, due primarily to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts, primarily in the central Texas region. The acquisition of Master Tek increased operating revenues by $1,483,000. Utility revenues increased $1,990,000. Suburban's revenues increased 24% due primarily to increased customer water consumption and the addition of West Covina customers following the acquisition in February 2000. West Covina contributed $352,000 to operating revenue. NMUI increased its number of customers by 275 for a total of 8,000 customers, contributing to a 5% increase in water revenue.

  Direct operating expenses

Direct operating expenses increased $5,583,000 or 40%. As a percentage of operating revenues, these expenses were 74% in 2000 and 72% in 1999. ECO's direct operating expenses increased $3,109,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts. Master Tek added $885,000 of direct operating expenses in connection with Master Tek's second quarter revenue contribution. The utilities' direct operating expenses increased $1,589,000, increasing 2% as a percent of operating revenue. The increase was primarily due to Suburban's increased purchases of more expensive water resulting from higher customer demand and water consumption, and the addition of West Covina customers following the acquisition in February 2000.

  Selling, general and administrative

Selling, general and administrative expenses for the second quarter of 2000 increased $627,000 as compared with the same period in 1999. As a percentage of operating revenues, these expenses were 13% in 2000 and 15% in 1999. General and administrative expenses at ECO increased $117,000 due to increased marketing costs associated with new contracts. The acquisition of Master Tek added $307,000 of general and administrative expenses to the second quarter. General and administrative expenses at the utilities increased $63,000 due to increased depreciation expense. As discussed above, general and administrative expenses of the parent company increased $140,000.

  Other

Total interest and other expenses increased by $393,000. This was primarily due to the increase in interest expense associated with increases in line of credit borrowing to finance the West Covina acquisition in February and the April Master Tek acquisition, as well as other capital spending. In addition, Master Tek recorded $107,000 of acquisition goodwill amortization.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

Diluted earnings per common share were $.28 in 2000, an increase of 22%, compared to $.23 during the same period in 1999.

  Operating income

Operating income increased $1,150,000 or 31%, and, as a percentage of operating revenues, was 10% in both 2000 and 1999. ECO's operating income increased $554,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts, primarily in the central Texas region. The acquisition of Master Tek contributed $291,000 to operating income in the second quarter. Operating income at the utilities increased $467,000, due primarily to a 16% increase in water consumption by Suburban's customers, which contributed to an 11% increase in utility operating income. Suburban's increase in operating income also reflects the addition of

West Covina customers following the acquisition in February 2000. Parent company expenses increased $162,000, due primarily to increases in benefit-related costs, including health insurance.

  Operating revenues

Operating revenues increased $11,073,000, or 31% in the first six months of 2000 compared with the same period in 1999. ECO's revenues increased $7,187,000 or 38%, due primarily to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts, primarily in the central Texas region. The acquisition of Master Tek increased operating revenue by $1,483,000. Utility revenues increased $2,403,000. Suburban's revenues increased 16% due primarily to increased customer water consumption and the addition of West Covina customers, following the acquisition in February 2000, which contributed $1,689,000 to operating revenues. NMUI increased its number of customers to 8,000, contributing to a 4% increase in water revenue.

  Direct operating expenses

Direct operating expenses increased $9,120,000 or 34%. As a percentage of operating revenues, these expenses were 76% in 2000 and 74% in 1999. ECO's direct operating expenses increased $6,517,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts, primarily in the central Texas region. The acquisition of Master Tek added $885,000 to direct operating expenses in connection with Master Tek's second quarter revenue contribution. The utilities' direct operating expenses increased $1,718,000, and increased 2% as a percentage of operating revenue. The increase was primarily due to Suburban's increased purchases of more expensive water resulting from higher customer water demand and consumption, and the addition of West Covina customers, following the acquisition in February 2000.

  Selling, general and administrative

Selling, general and administrative expenses for the first six months of 2000 increased $803,000 as compared with the same period in 1999. As a percentage of operating revenues, these expenses were 14% in 2000 and 16% in 1999. General and administrative expenses at ECO increased $116,000 due to increased marketing costs associated with new contracts. The acquisition of Master Tek added $307,000 of general and administrative expenses to the second quarter. General and administrative expenses at the utilities increased $218,000 because of a decrease in the amount of capitalized administrative overhead at both Suburban and NMUI. As discussed above, general and administrative expenses of the parent company increased $162,000.

  Other

Total interest and other expenses increased $460,000. This is primarily due to the increase in interest expense associated with increases in line of credit borrowing to finance the West Covina and Master Tek acquisitions, as well as other capital spending. The increase also reflects higher interest rates in 2000 compared to 1999. In addition, Master Tek recorded $107,000 of acquisition goodwill amortization.

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

As discussed in the Company's 1999 Annual Report, the Company has been named in several lawsuits alleging water contamination in the Main Basin. In September 1999, the California 2/nd/ District Court of Appeal ordered that the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. The Company anticipates that the California Supreme Court will hear oral argument during 2000. The Company and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. Two additional lawsuits similar to those described in this paragraph were filed in April 2000 by approximately 240 plaintiffs against Suburban, the Company, and other water producers in the Main Basin and a number of alleged industrial polluters. One of the actions has been served. The remaining action has not yet been served on the Company or Suburban. The Company expects to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

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

As discussed in the 1999 Annual Report, the City of Albuquerque ("Albuquerque") initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession prior to a resolution of the fair market value issue; however, the Company believes that it has adequate defenses should Albuquerque choose to pursue these procedures. There is no assurance that a settlement of the legal action or any other resolution will be reached quickly.

The Company and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

Item 4: Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 2000, Monroe Harris, Donovan D. Huennekens, and Richard G. Newman, members of the Board of Directors were reelected by the following votes:

     Mr. Harris; votes for - 5,162,167; and votes abstaining - 374,036.
     Mr. Huennekens; votes for - 5,169,853; and votes abstaining - 366,350. Mr. Newman; votes for - 5,197,744; and votes abstaining - 338,459.

The selection of KPMG LLP as the Company's independent auditors was ratified by the following vote: votes for - 3,485,230; votes against - 10,332; and votes abstaining - 41,984.

The Second Amended and Restated Stock Option Plan was approved by the following vote: votes for - 3;064,521 votes against - 794,457; and votes abstaining - 221,971.

The Amended and Restated Stock Option Plan for Non-Employee Directors was approved by the following vote: votes for - 3,459,244 votes against - 380,244; and votes abstaining - 241,481.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

    10.7      Tolling Agreement between Suburban Water Systems and Aerojet dated
               June 20, 2000, filed herewith.

    10.11A First Amendment to Credit Agreement dated June 30, 2000 between Registrant and Bank of America, filed herewith.

    10.13C Third Amendment to the Amended and Restated Credit Agreement dated July 19, 2000 between Registrant and Mellon Bank, filed herewith.

    27         Financial Data Schedule.

(b) Reports on Form 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                 SOUTHWEST WATER COMPANY
                                                 -----------------------
                                                 (Registrant)



Dated: August 14, 2000                           /s/ PETER J. MOERBEEK
----------------------                           ---------------------
                                                 Peter J. Moerbeek
                                                 Chief Financial Officer

Dated: August 14, 2000                           /s/THOMAS C. TEKULVE
----------------------                           --------------------
                                                 Thomas C. Tekulve
                                                 Chief Accounting Officer