Form 10-Q
period 2000-09-30
SOUTHWEST WATER CO
filed 2000-11-13
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -------
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 10, 2000, there were 6,821,118 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.     Financial Information:                                      Page No.
-------     ----------------------                                      --------
Item 1.     Financial Statements:

            Condensed Consolidated Statements of Income -
            Three and Nine months Ended September 30, 2000 and 1999            1

            Condensed Consolidated Balance Sheets -
            As of September 30, 2000 and December 31, 1999                     2

            Condensed Consolidated Statements of Cash Flows -
            Nine months Ended September 30, 2000 and 1999                      3

            Notes to Condensed Consolidated Financial Statements           4 - 5

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 6 - 10

Part II.    Other Information:
--------    ------------------

Item 1.     Legal Proceedings                                              10-11

Item 4.     Submission of Matters to a Vote of Security Holders               11

Item 6.     Exhibits and Reports on Form 8-K                                  11

            Signatures                                                        12

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                     September 30,                   September 30,
--------------------------------------------------------------------------------------       -----------------------------
                                                                  2000          1999             2000             1999
--------------------------------------------------------------------------------------       -----------------------------
                                                                       (in thousands except per share data)
   Operating Revenues                                          $  31,080     $  22,911        $  78,256         $  59,014

   Operating Expenses:
   Direct operating expenses                                      23,318        16,823           59,012            43,397
   Selling, general and administrative                             3,158         2,849            9,740             8,628
---------------------------------------------------------------------------------------      -----------------------------
                                                                  26,476        19,672           68,752            52,025

   Operating Income                                                4,604         3,239            9,504             6,989
   Other Income (Expense):
   Interest expense                                               (1,023)         (722)          (2,784)           (2,228)
   Interest income                                                   190            16              293                52
   One-time gain on sale of former office property                     0         2,747                0             2,747
   Other                                                            (218)          231             (238)              483
---------------------------------------------------------------------------------------      -----------------------------
                                                                  (1,051)        2,272           (2,729)            1,054

   Income Before Income Taxes                                      3,553         5,511            6,775             8,043
   Provision for income taxes                                      1,421         2,204            2,710             3,217
---------------------------------------------------------------------------------------      -----------------------------

   Net Income                                                      2,132         3,307            4,065             4,826
   Dividends on preferred shares                                       7             7               21                21
---------------------------------------------------------------------------------------      -----------------------------
   Net Income Available for Common Shares                      $   2,125     $   3,300        $   4,044         $   4,805
=======================================================================================      =============================

   Earnings per Common Share (Note 4):
     Basic                                                     $    0.33     $    0.51        $    0.62         $    0.75
     Diluted                                                   $    0.31     $    0.49        $    0.60         $    0.73
=======================================================================================      =============================

   Cash Dividends per Common Share (Note 4)                    $    0.07     $    0.05        $    0.19         $    0.16
=======================================================================================      =============================

   Weighted Average Outstanding Common Shares (Note 4):
     Basic                                                         6,481         6,418            6,479             6,393
     Diluted                                                       6,742         6,729            6,750             6,621
=======================================================================================      =============================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,      December 31,
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                            2000              1999
----------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
                                                                                        (in thousands)
Current Assets:
Cash and cash equivalents                                                   $           533    $         4,146
Customers' accounts receivable, net                                                  20,823             10,465
Other current assets                                                                  5,715              3,700
----------------------------------------------------------------------------------------------------------------
                                                                                     27,071             18,311
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                                    167,099            152,624
Contract operations property, plant and equipment -- at cost                          6,850              5,654
----------------------------------------------------------------------------------------------------------------
                                                                                    173,949            158,278
Less accumulated depreciation and amortization                                       48,606             44,581
----------------------------------------------------------------------------------------------------------------
                                                                                    125,343            113,697


Other Assets                                                                         16,972             10,942
----------------------------------------------------------------------------------------------------------------
                                                                            $       169,386    $       142,950
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank notes payable                    $         2,697    $         2,039
Accounts payable                                                                      3,175              2,081
Other current liabilities                                                            15,063             12,486
----------------------------------------------------------------------------------------------------------------
                                                                                     20,935             16,606
Other Liabilities and Deferred Credits:
Long-term debt                                                                       28,000             28,000
Bank notes payable                                                                   17,700              5,454
Advances for construction                                                             8,095              7,930
Contributions in aid of construction                                                 36,658             34,519
Deferred income taxes                                                                 6,590              6,146
Other liabilities and deferred credits                                                7,756              3,818
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                              125,734            102,473

Stockholders' Equity

Cumulative preferred stock                                                              514                517
Common stock                                                                             65                 64
Paid-in capital                                                                      31,445             31,080
Retained earnings                                                                    11,628              8,816
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           43,652             40,477
----------------------------------------------------------------------------------------------------------------
                                                                            $       169,386    $       142,950
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
---------------------------------------------------------------------------------------------------------------
                                                                                     2000             1999
---------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash Flows From Operating Activities:
Net Income                                                                        $    4,065       $    4,826
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities                                 (2,196)             980
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              1,869            5,806
---------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Additions to property, plant and equipment                                           (13,612)          (5,308)
Other investments, net                                                                (5,716)             125
Gross proceeds from sale of land                                                           0            4,000
Net proceeds from sale of land trasferred to accomodator                                   0           (3,883)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (19,328)          (5,066)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net proceeds (repayments) on bank notes payable                                       12,904           (1,322)
Contributions in aid of construction and advances for construction                     1,203            1,020
Net proceeds from dividend reinvestment plan,
  employee stock purchase plan, and stock option plans                                   758              735
Advances for construction                                                                325                0
Dividends paid                                                                        (1,184)          (1,044)
Payments on advances for construction                                                   (160)            (285)
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                 13,846             (896)
---------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                             (3,613)            (156)
Cash and cash equivalents at beginning of period                                       4,146              394
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $      533       $      238
===============================================================================================================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                                                        $    2,582       $    2,009
  Income taxes                                                                    $      867       $    1,490
Depreciation and amortization                                                     $    3,775       $    3,345
Non-cash contributions in aid of construction
  conveyed to Company by developers                                               $    1,517       $    1,624

See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (Unaudited)

1. Southwest Water Company (the Company or Registrant), together with its subsidiaries, provides a broad range of utility and utility management services. The Company serves more than one million people in 29 states from coast to coast. Through its wholly owned subsidiary, ECO Resources, Inc.
     (ECO), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. Nationwide, the Company provides utility submetering, billing and collection services through its 80 percent-owned subsidiary, Master Tek International, Inc. (Master Tek). The Company owns and operates water and wastewater utilities through two wholly owned subsidiaries, Suburban Water Systems (Suburban) and New Mexico Utilities, Inc. (NMUI). In 1996, the Company acquired a 49 percent interest in Windermere Utility Company (Windermere) located near Austin, Texas, and in October 2000, the Company closed the purchase agreement for an 80 percent interest ownership in Windermere, as well as 100 percent ownership of Hornsby Bend Utility Company (Hornsby), an adjacent water utility. (See Note 5 to the condensed consolidated financial statements.) The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2000, and the Company's results of operations for the three and nine months ended September 30, 2000. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the 1999 Annual Report).

3. There is seasonality to the water utility and utility management industry; thus, the results of operations for the nine months ended September 30, 2000 do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions would have the effect of lowering revenue due to conservation efforts. The Company's contract operations business can also be seasonal in nature. Heavy rainfall hampers the Company's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily affect the Company's opportunities for additional billable work.

4. The Company records earnings per share (EPS) by computing basic EPS and diluted EPS in accordance with generally accepted accounting principles. Basic EPS is used to measure the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is used to measure the performance of the Company over the reporting period after giving effect to all dilutive potential common shares that would have been outstanding if the dilutive common shares had been issued. Stock options give rise to dilutive common shares.

5. In 1996, the Company acquired a 49 percent interest in Windermere, a regulated water utility located near Austin, Texas. During October 2000, the Company reached an agreement with the majority shareholder and purchased 80 percent of the utility from the majority shareholder. The former majority shareholder retains a 20 percent interest in Windermere. The purchase agreement provides that the Company has the right to acquire the remaining 20 percent of ownership after five years at a price based upon the performance of the Company Stock. The Company also purchased Hornsby, a water and wastewater utility, also located near Austin, Texas. The purchases were made for a total purchase price of $4,000,000 in common stock. The Company also entered into a consulting agreement with the owner of the remaining 20 percent of Windermere to provide certain services to the Company. Windermere and Hornsby currently provide water and wastewater services to nearly 4,500 customers.

6. In April 2000 the Company purchased 80 percent of the outstanding shares of Master Tek, a nationwide provider of utility submetering, billing and collection services, for a purchase price of $4,000,000. The purchase price consisted of a $2,000,000 cash payment upon closing and a 10-year, $2,000,000 promissory note. The purchase agreement provides that the Company has the right to acquire the remaining 20 percent ownership over the next 10 years for a price based on a formula related to the financial performance of Master Tek. In addition, the Company entered into an employment agreement, a consulting agreement and a non-compete agreement with the owner of the remaining 20 percent of Master Tek as is customary in transactions of this type. Submetering involves the installation of electronic equipment in apartments, condominiums, mobile home parks and other multi-family dwellings to allow the monitoring of water, gas and electricity consumption for each individual residential unit. Master Tek serves more than 200,000 dwelling units in 29 states and, in 1999, generated revenues of more than $5,000,000.

7. Suburban purchased the City of West Covina's water distribution system and facilities (West Covina System) for approximately $9.4 million. On February 25, 2000, Suburban assumed ownership and operation of the water system. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of approximately 11 percent. The purchase of the West Covina System was funded in part by the reinvestment of approximately $3,900,000 of proceeds from the sale of surplus land. The remaining funds for the purchase were obtained from line of credit borrowing.

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

                                                                             Total                      Total
                                                Non-                        Segment                  Consolidated
                                              Regulated     Regulated     Information      Other      Information
                                              -------------------------------------------------------------------
                                                                          (in thousands)
Nine months Ended September 30, 2000
------------------------------------
Revenues from external customers               $ 45,051     $  33,205      $  78,256     $       0     $  78,256
Segment operating profit                          2,734         9,671         12,405        (2,901)        9,504

As of September 30, 2000
------------------------
Segment assets                                   30,191       132,184        162,375         7,011       169,386


Nine months Ended September 30, 1999
------------------------------------
Revenues from external customers               $ 30,373     $  28,641      $  59,014     $       0     $  59,014
Segment operating profit                            989         8,800          9,789        (2,800)        6,989

As of September 30, 1999
------------------------
Segment assets                                   12,080       122,107        134,195         5,289       139,484

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources of the Company are influenced primarily by construction expenditures at Suburban and NMUI for the addition, replacement and renovation of water utility facilities. The Company's capital resources may also be influenced by investments in new business opportunities including the acquisition of companies, funding of projects and acquisition of contracts.

At September 30, 2000, the Company had cash and cash-equivalent balances totaling $533,000 and three separate unsecured lines of credit from three commercial banks, with total line of credit capacity of $26,000,000. As of July 1, 2000, the line of credit capacity increased from $20,000,000 to $26,000,000 without changing the terms and conditions of the lines. Two of the lines were renewed and expire in 2002. The remaining line expires in 2001. The Company expects to maintain all of the lines of credit in the normal course of business. At September 30, 2000, outstanding borrowing was $19,497,000, and the unused borrowing capacity was $6,503,000. In the first nine months of 2000, the Company's outstanding line of credit borrowing increased $12,904,000 primarily due to additional cash requirements for acquisitions and for additional working capital to fund construction projects. Each of the line of credit agreements, as amended, contains certain financial restrictions. As of September 30, 2000, the Company was in compliance with all applicable financial covenants of the line of credit agreements.

In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures. Under these indentures, the Company has remaining borrowing capacity of approximately $49 million. However, the amount of additional borrowing available to the Company under its current lines of credit described above is limited by financial covenants that restrict additional borrowing at September 30, 2000 to an amount no greater than the remaining unused credit line amount.

During the first nine months of 2000, the Company's additions to property, plant and equipment were $15,129,000, representing an increase of $8,197,000 from 1999. Developers made contributions in aid of construction (CIAC), and advances totaling $3,045,000, of which $1,528,000 was received in cash and $1,517,000 was received as non-cash contributions of property. Company-financed capital additions were $12,084,000, funded primarily by cash flow from operations, borrowing on the lines of credit and the reinvestment of proceeds from the sale of surplus land. The current year increase was due primarily to the purchase of the West Covina System. For the remainder of 2000, the Company estimates that its capital additions will be approximately $3,000,000, and that cash flow from operations and CIAC will fund these additions. Line of credit borrowing is also available to meet construction requirements if needed.

The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months, including certain new business investments. If additional cash is needed, the Company will consider alternative sources, including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company is unable to renew its existing lines of credit or obtain additional long-term financing, capital spending or acquisitions will be reduced or delayed until new financing arrangements are secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if additional cash is needed to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

Regulatory Affairs:

     Regulation

ECO has two distinct types of contractual relationships: time and material contracts primarily with municipal utility districts (MUDs), and fixed fee operations and maintenance contracts (O&Ms). A MUD is a utility district created under the rules of the Texas Natural Resource Conservation Commission in order to provide water, wastewater and drainage services to areas where existing municipal services are not available. O&M contracts are agreements with cities and private entities that provide for a specified level of services such as facility operation and maintenance, meter reading and billing, or management of the entire water or wastewater system. ECO also performs additional construction and project work for its MUD and O&M clients. ECO's pricing is not subject to regulation by any governmental authority. Most contracts with MUDs are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's O&M contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments. Master Tek's rates are not currently regulated by any governmental authority.

The California Public Utilities Commission (CPUC) and the New Mexico Public Regulation Commission (NMPRC) regulate the rates and operations of Suburban and NMUI, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. Although neither utility is currently seeking any rate increase, future construction expenditures and increased operating expenses may require periodic requests for rate increases. As discussed in the 1999 Annual Report, the CPUC has directed Suburban to file a general rate application by July 1, 2001.

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

Suburban and NMUI operations fall under the regulatory jurisdiction of the CPUC and the NMPRC, respectively. The responsibilities of both regulatory agencies are to ensure an adequate supply of affordable, healthful, and potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the Environmental Protection Agency (EPA) and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of the Company's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, the Company has not experienced any material adverse effects upon its operations resulting from compliance with government regulations. In recent years, the Company has been named in several lawsuits alleging contamination in the Main San Gabriel and Central Basins (the Main Basins). These matters are discussed more fully in Part II, Item I, Legal Proceedings.

Risk Factors:

Certain statements contained in this Report on Form 10-Q for the quarter ended September 30, 2000 (the September Report) that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

The September Report should be read in conjunction with the Company's 1999 Annual Report for a more detailed description of the risk factors affecting the Company which include, but are not limited to, expectations regarding new contracts and potential acquisitions, weather conditions, water quality issues, regulatory changes, legal and other contingencies.

Results of Operations:

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

Diluted earnings per common share were $.31 in 2000, an increase of 24% compared to $.25 during the same period in 1999. The $.25 for 1999 excludes a one-time gain on a sale of land recorded in September of 1999. Total EPS for 1999 including the land sale was $.49.

     Operating income

Operating income increased $1,365,000 or 42%, and, as a percentage of operating revenues, was 15% in 2000 and 14% in 1999. ECO's operating income increased $214,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of Master Tek increased operating income by $686,000. Operating income at the utilities increased $404,000, due primarily to the addition of West Covina System customers to Suburban's customer base, following the acquisition in February 2000. NMUI experienced an increase in water consumption by its customers and also increased the number of customers it serves, resulting in a 22% increase in operating income. Parent company expenses decreased $61,000.

     Operating revenues

Operating revenues increased $8,169,000 in the third quarter of 2000 compared with the same period in 1999. ECO's revenues increased $3,991,000 or 37%, due primarily to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of Master Tek increased operating revenues by $2,017,000. Utility revenues increased $2,161,000. Suburban's revenues increased 19% due primarily to the addition of West Covina System customers following the acquisition in February 2000. West Covina contributed $1,569,000 to operating revenue. NMUI continued to increase its number of customers contributing to a 17% increase in water revenue.

     Direct operating expenses

Direct operating expenses increased $6,495,000 or 39%. As a percentage of operating revenues, these expenses were 75% in 2000 and 73% in 1999. ECO's direct operating expenses increased $3,702,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts. Master Tek added $900,000 of direct operating expenses. The utilities' direct operating expenses increased $1,893,000, increasing 5% as a percent of operating revenue. The increase was primarily due to Suburban's increased purchases of more expensive water resulting from higher customer demand, and the addition of West Covina System customers following the acquisition in February 2000.

     Selling, general and administrative

Selling, general and administrative expenses for the third quarter of 2000 increased $309,000 as compared with the same period in 1999. As a percentage of operating revenues, these expenses were 10% in 2000 and 12% in 1999. General and administrative expenses at ECO increased $15,000. The acquisition of Master Tek added $491,000 of general and administrative expenses in the third quarter. General and administrative expenses at the utilities decreased $136,000, primarily due to decreased employee benefit expenses. General and administrative expenses of the parent company decreased $61,000.

     Interest and Other

Total interest expense increased by $301,000, offset by an increase in interest income of $174,000. This was primarily due to the increase in interest expense associated with increases in line of credit borrowing to finance the West Covina acquisition in February and the April Master Tek acquisition, as well as other capital spending. In addition, Master Tek recorded $237,000 of acquisition goodwill amortization.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

Diluted earnings per common share were $.60 in 2000, an increase of 25% compared to $.49 during the same period in 1999. The $.49 for 1999 excludes a one-time gain on a sale of land recorded in September of 1999. Total EPS for 1999 including the land sale was $.73.

     Operating income

Operating income increased $2,515,000 or 36%, and, as a percentage of operating revenues, was 12% in both 2000 and 1999. ECO's operating income increased $768,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of Master Tek contributed $977,000 to operating income for the period. Operating income at the utilities increased $871,000, due primarily to the addition of West Covina System customers following the acquisition in February 2000. NMUI experienced an increase in water consumption by its customers and also increased the number of customers it serves, resulting in a 10% increase in operating income. Parent company expenses increased $101,000, due primarily to increases in benefit-related costs, including health insurance.

     Operating revenues

Operating revenues increased $19,242,000, or 33% in the first nine months of 2000 compared with the same period in 1999. ECO's revenues increased $11,178,000 or 38%, due to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of Master Tek increased operating revenue by $3,500,000. Utility revenues increased $4,564,000. Suburban's revenues increased 17%. The addition of West Covina System customers, following the acquisition in February 2000 contributed $3,258,000 to operating revenues. NMUI increased its number of customers contributing to a 9% increase in water revenue.

     Direct operating expenses

Direct operating expenses increased $15,615,000 or 36%. As a percentage of operating revenues, these expenses were 75% in 2000 and 74% in 1999. ECO's direct operating expenses increased $10,219,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts, particularly in Texas. The acquisition of Master Tek added $1,785,000 to direct operating expenses. The utilities' direct operating expenses increased $3,611,000, and increased 3% as a percentage of operating revenue. The increase was primarily due to Suburban's increased purchases of more expensive water resulting from higher customer water demand and consumption, and the addition of West Covina customers, following the acquisition in February 2000.

     Selling, general and administrative

Selling, general and administrative expenses for the first nine months of 2000 increased $1,112,000 as compared with the same period in 1999. As a percentage of operating revenues, these expenses were 12% in 2000 and 15% in 1999. General and administrative expenses at ECO increased $131,000 due to increased marketing costs associated with new contracts. The acquisition of Master Tek added $798,000 of general and administrative expenses to the period. General and administrative expenses at the utilities increased $82,000 because of various departmental costs at both Suburban and NMUI. As discussed above, general and administrative expenses of the parent company increased $101,000.

     Interest and Other

Total interest expense increased by $556,000, offset by an increase in interest income of $241,000. This was primarily due to the increase in interest expense associated with increases in line of credit borrowing to finance the West Covina acquisition in February and the April Master Tek acquisition, as well as other capital spending. In addition, Master Tek recorded $397,000 of acquisition goodwill amortization.

                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

As discussed in the Company's 1999 Annual Report, ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill, which occurred at an Austin, Texas sewage pumping station operated by ECO. The case is currently in the discovery stage. No oral depositions have been taken and there have been no court hearings. The Company and ECO intend to vigorously defend against these claims and have requested defense and indemnification by their insurance carrier. At this time, the Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the Company's 1999 Annual Report, the Company and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main Basins. In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. The Company anticipates that the California Supreme Court will hear oral arguments during 2001. The Company and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently contributing to the costs of defense of the lawsuits. As discussed in the Company's Form 10-Q Report for the period ending June 30, 2000 (the June Report), in April 2000, approximately 240 plaintiffs filed two additional lawsuits similar to those described in this paragraph. Defendants include the Company, Suburban and other water producers in the Main Basin and a number of alleged industrial polluters. The Company expects to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

As discussed in the Company's 1999 Annual Report, in March 1998, the CPUC issued an order instituting investigation (OII) directed to all Class A and B water utilities in California, including Suburban. The purpose of the OII is to address a series of questions dealing with the safety of current drinking water standards and compliance with those standards. On October 2, 2000, the CPUC issued its final decision. It contained three key conclusions; 1) The CPUC has exercised concurrent jurisdiction with the Department of Health Services (the
DOHS) over the quality of drinking water provided by the regulated water utilities, 2) the DOHS requirements governing drinking water quality adequately protect the public health and safety, and 3) regulated water utilities (except for one utility unrelated to the Company or Suburban) have satisfactorily complied with past and present drinking water quality requirements. While the CPUC continues to investigate the issues concerned with water quality, the Company and Suburban are unable to predict what final actions, if any, will be taken by the CPUC and/or the DOHS as the result of this investigation, or their impact on the operations or financial position of the Company and Suburban.

As discussed in the June Report, on June 21, 2000, Suburban entered into a "Tolling and Standstill Agreement" with Aerojet whereby Aerojet agreed to toll the running of any statute of limitations with respect to any rights, claims or causes of action Suburban may have or wish to assert against Aerojet as a result of Aerojet's release of contaminants into the Main Basins. This agreement preserves Suburban's and the Company's rights beyond the normal statute of limitations period.

As discussed in the Company's 1999 Annual Report, in October 1998 the Company and ECO were sued in an action in Texas arising out of a fatal auto accident. In November 2000, the Company reached an out of court settlement with the plaintiffs. The settlement of the action did not have a material adverse effect on the Company's financial position or results of operations.

As discussed in the 1999 Annual Report, the City of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. The Company believes that the fair market value of NMUI is substantially in excess of the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession prior to resolution of the fair market value issue; however, the Company believes that it has adequate defenses should Albuquerque choose to pursue these procedures. During September 2000, the Albuquerque City Council voted eight to one in favor of withdrawing the condemnation proceeding. The Company is awaiting a formal withdrawal of the lawsuit. Until the withdrawal occurs, there is no assurance that that any settlement of the legal action or any other resolution will be reached.

The Company and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

Item 4: Submission of Matters to a Vote of Security Holders

     None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

     10.11B Second Amendment to Credit Agreement dated September 29, 2000 between the Company and Bank of America, N.A., filed herewith.

     10.12B Second Amendment to Credit Agreement dated Sept ember 29, 2000 between Suburban Water Systems and Bank of America, N.A., filed herewith.

     10.13D Fourth Amendment to Amended and Restated Credit Agreement dated September 29, 2000 between the Company and Mellon Bank, N.A., filed herewith.

     10.14D Fourth Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Mellon Bank, N.A., filed herewith.

     10.20 Merger Agreement and Plan of Reorganization among Southwest Water Company, SW Utility Company, RTNT, Inc. Hornsby Bend Utility Company, Inverness Utility Company, Windermere Utility Company, Inc., HB Merger Sub, Inc. and IU Merger Sub, Inc. dated October 1, 2000, filed herewith.

     27        Financial Data Schedule.

(b) Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             SOUTHWEST WATER COMPANY
                                             (Registrant)

Dated: November 13, 2000                               /s/ PETER J. MOERBEEK
                                                       -------------------------
                                             Peter J. Moerbeek
                                             Chief Financial Officer

Dated: November 13, 2000                               /s/THOMAS C. TEKULVE
                                                       -------------------------
                                             Thomas C. Tekulve
                                             Chief Accounting Officer