Form 10-K405
period 2000-12-31
SOUTHWEST WATER CO
filed 2001-03-30
CIK 92472

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2000 or
                                           -----------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to _________


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

     On March 27, 2001, there were 8,579,638 common shares outstanding. The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $95,587,000 based upon the average high and low stock prices as of March 27, 2001. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

Documents incorporated by reference:                       Form 10-K Reference
-----------------------------------                        -------------------

Proxy Statement dated on or about April 12, 2001 for
Annual Meeting of Stockholders on Tuesday, May 22, 2001          Part III

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. [X]

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


                                     INDEX

PART I
Item 1.     Business..............................................................................   1
Item 2.     Properties............................................................................  10
Item 3.     Legal Proceedings.....................................................................  12
Item 4.     Submission of Matters to a Vote of Security Holders...................................  13
Item 4a     Executive Officers of the Registrant..................................................  14

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.............  15
Item 6.     Selected Financial Data...............................................................  16
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................  16
Item 8.     Financial Statements and Supplementary Data...........................................  23
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  45

PART III

Item 10.    Directors and Executive Officers of the Registrant....................................  45
Item 11.    Executive Compensation................................................................  45
Item 12.    Security Ownership of Certain Beneficial Owners and Management........................  45
Item 13.    Certain Relationships and Related Transactions........................................  45

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  46
            Exhibit Index.........................................................................  52
            Signatures............................................................................  58

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES


     Certain statements contained in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only predictions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

                                    PART I

Item 1.   Business

     General Description of Business

     Southwest Water Company (Southwest Water, the Company or Registrant) was incorporated under the laws of the State of California on December 10, 1954. The Company reincorporated in the State of Delaware on June 30, 1988. Southwest Water provides a broad range of utility and utility management services and serves more than one million people in 30 states from coast to coast. Through its wholly owned subsidiary, ECO Resources, Inc. (ECO), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. Nationwide, Southwest Water provides utility submetering and billing and collection services through its 80%-owned subsidiary, Master Tek International, Inc. (MTI). The Company owns and operates water and wastewater utilities through two wholly owned subsidiaries, Suburban Water Systems (Suburban) and New Mexico Utilities, Inc. (NMUI). In 1996, the Company acquired a 49% interest in Windermere Utility Company (Windermere), located near Austin, Texas, and, in October 2000, the Company acquired an additional 31% from the majority owner, thereby increasing its ownership in Windermere to 80%. In October 2000, the Company also acquired 100% of Hornsby Bend Utility Company (Hornsby), an adjacent water utility. Windermere and Hornsby are collectively referred to as Texas Utilities (TU).

     General Information

     The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. The Company does not conduct significant research and development activities. Southwest Water has several patents pending for certain submetering processes. Southwest Water has no other patents, licenses or trademarks (except for certain logos and artwork used in marketing). In its daily operations, Southwest Water uses certain commodities such as chemicals and supplies that are currently readily available from a number of suppliers. During the past year, there were no significant changes in the manner in which the Company conducts business.

     Southwest Water has no individual customers who accounted for 10% of the Company's consolidated revenues, or whose loss would have a material adverse effect on the Company's consolidated operations. The Company is subject to the requirements of various regulatory agencies with respect to its water and wastewater treatment services. To date, Southwest Water has experienced no material adverse effects upon its operations or capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 2000, Southwest Water employed 643 people, none of whom is represented by an employee union.

     A.   Non-regulated Operations

     Non-regulated operations consist of (a) the contract water and wastewater management services business and (b) the utility submetering services business conducted by the Company's wholly owned subsidiaries, ECO and MTI, respectively.

     ECO Resources, Inc.

     Development of Business, Product and Regulation

     In 1985, the Company entered into the contract water and wastewater management services industry by purchasing all of the outstanding common stock of ECO. ECO was established in 1972, and incorporated under the laws of the State of Texas in 1974. ECO operates under contract with the facility owners, providing all aspects of water and wastewater operations and maintenance services and performing related services including facility and equipment maintenance and repair, sewer pipeline cleaning, billing and collection and state-certified laboratory analysis. As a contract operator, ECO does not own any of the water sources, water production facilities, water distribution systems or any of the wastewater collection systems or wastewater treatment facilities that it operates for its clients. Although not the owner, ECO is responsible for operating these water and wastewater facilities in compliance with all federal, state and local environmental and health standards and regulations. ECO also facilitates the design, building and operating aspects of various water and wastewater projects.

     ECO's operations can be seasonal in nature. Heavy rainfall hampers ECO's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily affect ECO's opportunities for additional billable work.

     ECO has two distinct types of contractual relationships: 1) time-and-material contracts, primarily with municipal utility districts (MUDs), and 2) fixed fee operations and maintenance (O&M) contracts. The following table indicates the number of active contracts in effect as of the end of each of the five most recent years:

                                    Table 1
               ECO Resources, Inc. - Number of Active Contracts


                                                      Active Contracts as of December 31,
                                       --------------------------------------------------------------
                                       2000           1999          1998          1997          1996
                                       ----           ----          ----          ----          ----
MUD contracts                           173            165           150           138           138
O&M contracts                            29             27            20            18            18
-----------------------------------------------------------------------------------------------------


     Municipal Utility District Contracts

     A MUD is created under the rules of the Texas Natural Resource Conservation Commission (TNRCC) to provide water delivery, wastewater treatment and drainage services to areas where existing municipal services are not available. ECO negotiates each MUD contract with the MUD's Board of Directors. ECO has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. As these large Texas cities expand their boundaries, they periodically acquire MUD-owned facilities through annexation to city-owned facilities. As of January 1, 2000, ECO had 165 MUD contracts. During 2000, 10 new MUD contracts were added and two MUD contracts were lost, bringing the total to 173 MUD contracts as of December 31, 2000.

     Under a typical MUD contract, ECO bills a monthly base fee and provides a specific level of services. Services typically include billing and collection, customer service and environmental monitoring and reporting for a specified number of customer connections. Any additional services provided beyond the basic contract are usually billed by ECO on a time-and-materials basis as services are rendered. Most MUD contracts are short-term and are cancelable on 30- or 60-day notice by either party, although some MUD contracts have terms of one to three years. As the number of connections changes, most contracts allow ECO to increase its monthly base fee.

     Operations and Maintenance Contracts

     O&M contracts are agreements with cities and private entities that provide for a specified level of services such as facility operation and maintenance, meter reading and billing, or management of the entire water system or wastewater treatment facility. Under an O&M contract, ECO charges a fee that covers a specified level of services, and limits ECO's contractual liability in the event of a major system failure or catastrophic event. When ECO provides services beyond the scope of a contract, ECO bills for the additional services. As an example, if a major system failure or catastrophic event occurred, it is likely that the facility owner would call upon ECO to provide a variety of additional services on a time-and-materials basis. ECO may seek fee increases from the city or private entity and may request specific payment for services when the cost of such services exceeds a reasonable amount beyond the scope of the contract. Most O&M contracts provide for annual cost of living increases, and ECO typically has the right to increase its fixed operations fee if the system experiences growth beyond a specified level. In most cases, O&M contracts are cancelable only upon a specific breach of the contract by either party. As of December 31, 2000, ECO had 29 O&M contracts compared to 27 O&M contracts as of December 31, 1999. ECO's O&M contracts with cities and private entities are located in California, New Mexico, Texas and Mississippi.

     Construction Project

     In 1999, ECO agreed to design, build, finance and operate a reverse osmosis treatment plant just outside of El Paso, Texas. The project included the drilling of five new wells and associated water lines and settling ponds. As part of the agreement, the El Paso County Water Authority awarded ECO a 20-year, $22,000,000 extension of its existing operating contract. The construction of the plant was substantially completed in December 2000 and the facility began operating in February 2001, treating approximately 2,600,000 gallons of water per day. Reverse osmosis technology is a process that removes microscopic particles such as minerals and salts from a solution. The plant was constructed in an area that anticipates a 30% increase in population over the next two years.

     Competition and Future Development

     Over the past few years, ECO has increased its market position by adding new MUD and O&M contracts, managing construction projects, and by aggressively pursuing renewal of its existing contracts. The contract water and wastewater management industry continues to experience rapid growth and change. New contracts are awarded based on a combination of customer service, lowest cost and technical expertise. While ECO intends to expand its market share in the southwestern and southern United States, there is substantial competition in its markets. ECO's competition in the O&M portion of its business includes a number of significantly larger companies that provide O&M services on a national and international basis, as well as several regional competitors. In the Texas MUD market, competitors include four large national companies and several smaller local companies.

     At December 31, 2000, ECO's anticipated future revenue from firm contractual commitments was approximately $112,000,000. Although industry renewal rates tend to be high, the contract water and wastewater management business is very competitive and there can be no assurance that ECO will be able to increase its share of the market in the future.

     Master Tek International, Inc.

     Development of Business, Product and Regulation

     In April 2000, Southwest Water entered the utility submetering, billing and collection services market by acquiring 80% of the outstanding common stock of MTI. MTI was established in 1975, and incorporated under the laws of the state of Colorado in 1985. The purchase price was $4,000,000, consisting of $2,000,000 in cash and a $2,000,000 ten-year promissory note. The purchase agreement provides that Southwest Water has the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial
performance of MTI over the next ten years.   As is customary in
transactions of this type, the Company entered into an employment agreement, a consulting agreement and a non-compete agreement with the owner of the remaining 20% of MTI.

     Utility submetering involves the installation of electronic equipment in apartments, condominiums, mobile home parks and other multifamily dwellings to allow a calculation of each resident's usage of utilities. Submetering allows water, gas and electricity usage to be measured and charged to each individual residential unit. By making residents accountable for their own utility consumption, submetering tends to promote conservation of natural resources. MTI has designed its own submetering equipment, and has developed software to collect utility usage data.

     In addition to installation of submetering devices, MTI provides billing, collection and customer relations services. The billing process involves the transmission of utility usage data via radio frequency and telephone lines to MTI's headquarters near Denver, Colorado, where service representatives prepare bills and handle customer inquiries. As of December 31, 2000, MTI was providing service to approximately 140,000 dwelling units in 30 states throughout the country and had another 60,000 units under contract, awaiting construction of the properties. MTI anticipates future revenue from firm contractual commitments of approximately $3,000,000. MTI's revenues and earnings are not subject to seasonal fluctuations.

     B.   Regulated Utility Operations

     Suburban Water Systems

     Development of Business, Product and Regulation

     Suburban is a regulated public water utility that produces and supplies water for residential, business, industrial and public authority use, and for private and public fire protection service under jurisdiction of the California Public Utilities Commission (CPUC). Suburban's service area contains a population of approximately 297,000 people within Los Angeles and Orange counties, California.

     Suburban or its predecessor entities have supplied water since approximately 1907. From the mid-1950s to the late 1960s, Suburban's operations expanded rapidly as most of its service area was converted from agricultural use to residential, business and industrial use. Suburban has experienced only modest customer growth since the late 1960s, principally due to the population saturation of its existing service area. The increase in the number of customers in 2000 from 1999 was due primarily to the purchase of the City of West Covina's (West Covina) water distribution system and facilities in February 2000, which added approximately 7,000 connections to Suburban's customer base, an increase of about 11%. The following table indicates by classification the number of customers served by Suburban as of the end of each of the past five years:

                                    Table 2
        Suburban Water Systems - Number of Customers by Classification


                                                                  Customers as of December 31,
                                        2000           1999              1998              1997            1996
                                        ----           ----              ----              ----            ----
Residential                           70,527         63,386            63,148            62,980          62,519
Business and industrial                2,798          2,793             2,752             2,642           2,640
Public authority                         484            317               313               268             265
Other                                    674            657               630               825             812
                                      ------         ------            ------            ------          ------
     Totals                           74,483         67,153            66,843            66,715          66,236
                                      ------         ------            ------            ------          ------

     During each of the past five years, Suburban's annual operating revenues were approximately 74% from sales to residential customers, approximately 18% from sales to business and industrial customers, and 8% from sales to other customers.

     Seasonal temperature and rainfall variations subject Suburban's business to significant revenue and profitability fluctuations. Since most of Suburban's residential customers use more water in hot, dry weather, the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability. Profitability is somewhat dependent upon sources of the water supply. Water purchased for resale is generally more expensive than water produced from Suburban's own wells.

     Wells and Other Water Sources

     Suburban's wells pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the Main Basin) and the Central Basin. The Main and Central Basins are the source of approximately three-quarters of Suburban's water supply. The rights to pump water from the Basins have been fully adjudicated under the laws of the State of California. These adjudications have established Suburban's right to produce water at levels prescribed each year by the Watermaster Boards (the Boards) that manage the Basins. As the water levels in the Basins increase or decrease, the Boards usually adjust the amount of water that Suburban and other producers are allowed to pump without paying additional charges. Suburban is allowed to produce water from the Basins in excess of the set amount but when Suburban does so, an additional payment is required to provide for the replenishment of the water supply. However, even when additional payments are required, the Basins provide Suburban with water at a cost that is lower than many other available sources. The Boards establish the prices that Suburban pays for water it produces from the Basins each year.

     Suburban also purchases water from two mutual water companies that also produce their water from the Main San Gabriel Basin. Suburban's ownership of shares in each of these mutual water companies has allowed it to purchase water at a cost that is lower than many other sources. In addition, Suburban leases Main Basin pumping rights from other parties, which also helps reduce its cost of water.

     Suburban's water supply is further supplemented by water purchased from other external sources. Suburban purchases water from the Metropolitan Water District of Southern California through a member agency, the San Gabriel Municipal Water District. Suburban has interconnections with other water purveyors that can be used as supplemental and emergency sources of supply.

     Water Quality Regulation

     A stated responsibility of the CPUC is to ensure an adequate supply of affordable, healthful, potable water to residents of the state. Accordingly, Suburban's water quality is under the regulatory jurisdiction of the CPUC. Suburban's water supply is also subject to regulation by the United States Environmental Protection Agency (EPA) under the 1996 Federal Safe Drinking Water Act (US Act), and by the Office of Drinking Water of the California Department of Health Services (DOHS) under the California Safe Drinking Water Act (Cal
Act). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations, which require, among other things, disinfections of drinking water, specification of maximum contaminant levels (MCLs) and filtration of surface water supplies. The Cal Act and the rules of the DOHS are similar to the US Act and the mandates of the EPA, while in many instances the requirements of the DOHS are more stringent than those of the EPA.

     Both the EPA and the DOHS have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels of volatile organic compounds (VOCs), herbicides, pesticides and inorganic substances are present in water supplied to the public. Suburban's water quality personnel regularly sample and monitor the quality of water being distributed throughout the system. Suburban conducts sampling, testing and inspections at the intervals, locations and frequencies required by EPA and DOHS regulations. Chlorination is currently performed to provide chlorine residuals required by the DOHS as a safeguard against bacteriological contamination. In addition to water sampling and testing performed by Suburban personnel, independent engineers retained by the Boards conduct sampling and testing for certain pollutants such as VOCs. Water samples from throughout Suburban's system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The results of the sampling and testing are made available to all water purveyors that produce water from the Basins. The cost of such sampling and testing is covered by Board assessments to the producers. Water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation. Suburban provides its customers with an annual water quality report, which, among other things, informs them of the source and quality of the water being provided. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, there is no assurance that recovery of such costs will be allowed.

     Costs associated with testing of Suburban's water supplies have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. Suburban believes that costs associated with the additional monitoring and testing of its water will be recoverable from ratepayers in future rate increases. There can be no assurance that water sources currently available to Suburban will meet future EPA or DOHS requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures by Suburban in the future.

     In June 1998, Suburban detected in one of its wells the substance N-nitrosodimethylamine (NDMA) in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. In 1999, Suburban completed construction of a treatment facility that is intended to reduce the NDMA in this well to non-detectable levels. Suburban has received final regulatory approval of the facility and anticipates that operation of the treatment facility will begin in 2001.

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

     Under current CPUC practices, customer water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include "step" increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. Rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water are accomplished through an abbreviated offset proceeding that requires approximately two months from the time of filing a request to the authorization of new rates. Suburban filed its last general rate increase request in 1995. In recent years, Suburban has succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. In February 2001, Suburban applied for an offset proceeding because of significant increases in energy costs as a result of the current electricity crisis in California. Also, the CPUC has directed Suburban to file a general rate application by July 1, 2001. Subject to CPUC approval, the CPUC's staff and Suburban have agreed to defer that required filing to March 31, 2002. The Company and Suburban are unable to predict the outcome of such rate proceedings at this time.

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

     Future Development

     In recent years, Suburban's growth has been limited to extensions into new subdivisions along the periphery of its service area. There is little area available for new business, industrial construction or residential growth in Suburban's service area. As a result, no significant increases in the number of customers in Suburban's current service area are anticipated. In 2000, Suburban purchased West Covina's water distribution system and facilities. The sale closed February 25, 2000, with Suburban assuming ownership and operation of the water system on that date. The purchase price paid by Suburban was approximately $8,500,000. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of about 11%. The purchase of the West Covina system was funded in part by the reinvestment of approximately $3,900,000 of proceeds from the sale of surplus land. The remaining funds for the purchase were obtained from line of credit borrowing.

     The laws of the state of California provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under California law, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. Suburban is not aware of any impending proceeding for the condemnation of any portion of its facilities.

     Suburban's operations are capital intensive. Capital is generated from Suburban's operations, periodic debt financing by Suburban, lines of credit that Suburban has with banks, contributions in aid of construction received from developers, governmental agencies, municipalities or individuals, and from advances received from developers that are repaid in accordance with applicable rules of the CPUC. For the years ended December 31, 2000, 1999 and 1998, capital expenditures approximated $4,800,000, $4,900,000 and $5,600,000, respectively.

     New Mexico Utilities, Inc.

     Development of Business, Product and Regulation

     NMUI is a regulated public water utility that provides water supply and sewage collection services for residential, commercial, irrigation and fire protection customers under jurisdiction of the New Mexico Public Regulation Commission (NMPRC). NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico, and contains a population of about 28,000 people in an area of approximately 34 square miles, of which an estimated 26 % has been developed. The following table indicates by classification the number of water customers served by NMUI as of the end of each of the most recent five years:

                                    Table 3
   New Mexico Utilities, Inc. - Number of Water Customers by Classification

                                        Customers as of December 31,
                                2000      1999      1998      1997      1996
                                -----     -----     -----     -----     -----

Residential                     8,037     7,035     6,017     5,039     4,255
Business and industrial           631       577       548       497       458
Other                              80        77        74        68        27
                                -----     -----     -----     -----     -----
     Totals                     8,735     7,689     6,639     5,604     4,740
                                -----     -----     -----     -----     -----

     In 1969, Suburban purchased NMUI. In 1987, NMUI became a wholly owned subsidiary of the Company after the New Mexico Public Utility Commission, the NMPRC's predecessor agency, authorized Suburban to transfer by stock dividend all of the stock of NMUI to Southwest Water. Since 1969, NMUI has grown from approximately 800 customers to almost 9,000 customers. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial property. During 2000, NMUI added 1,059 new water customers and 1,037 new wastewater customers. Because of the continuing economic development in NMUI's service area, NMUI expects to add a similar number of customers in 2001. During 2000, NMUI's operating revenues were approximately 55% from sales to residential customers and approximately
45% from sales to commercial and industrial customers.

     Seasonal temperature and rainfall variations subject NMUI's business to significant revenue and profitability fluctuations. Since most of NMUI's residential customers use more water in hot, dry weather, the third quarter of each year is usually the highest in terms of customer water consumption, revenues and profitability. The sewer operation revenues and profitability remain relatively constant throughout the year.

     Wells, Other Water Sources, and Water Quality Regulation

     NMUI owns five wells and four reservoirs and believes that it has adequate water capacity to serve its current customer base as well as new customers in the foreseeable future. NMUI's wells produce water from the Rio Grande Underground Basin. The water supplied by NMUI to its customers is subject to regulation by the EPA and by the State of New Mexico Environmental Improvement Division (EID). Samples of water from throughout the system are tested regularly by independent, state-certified laboratories, and the results of the tests are sent to the EID. Chlorination is performed to provide allowable chlorine residuals as a safeguard against bacteriological contamination.

     Water supplied by NMUI meets all current requirements of the EPA and the EID, and NMUI anticipates no significant capital expenditures to comply with the requirements of these agencies. There can be no assurance, however, that water sources currently available to NMUI will meet future EPA or EID requirements, or that such requirements will not require future capital expenditures by NMUI. If customer growth continues in NMUI's service area, NMUI may have to increase its water supply capability through additional well construction. NMUI has an emergency supply of water available through an interconnection with another water purveyor.

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

     NMUI has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. Requests for rate increases are submitted to the NMPRC with the test year typically being the previous year's actual results. However, any inability to increase rates in the event that certain costs increased would adversely affect NMUI's results of operations.

     The laws of the state of New Mexico provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the utility. Under New Mexico law, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system.

     In recent years, the City of Albuquerque (Albuquerque) has annexed a significant portion of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Currently, 74% of NMUI's customers are located within Albuquerque's city limits. Previously, Albuquerque initiated an action in eminent domain to acquire the operations of NMUI. At the time the action was initiated, the Company believed that the fair market value of NMUI was substantially in excess of the amount offered in Albuquerque's original complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession prior to resolution of the fair market value issue; however, the Company believes that it has adequate legal defenses should Albuquerque choose to pursue these procedures. In September 2000, the Albuquerque City Council voted eight to one in favor of withdrawing the condemnation proceeding. The Company is awaiting a formal withdrawal of the lawsuit. Until the withdrawal occurs, there is no assurance that any settlement of the legal action or any other resolution will be reached.

     NMUI's operations are capital intensive. Capital is generated from NMUI's operations, periodic debt financing by NMUI, lines of credit of NMUI and the Company, contributions in aid of construction received from developers, and from advances received from developers, which are repaid under rules of the NMPRC. For the years ended December 31, 2000, 1999 and 1998, capital expenditures approximated $3,500,000, $3,600,000 and $5,700,000, respectively.

     Texas Utilities

     Development of Business, Product and Regulation

     In 1996, Southwest Water acquired a 49% interest in Windermere, a regulated water utility located near Austin, Texas. During October 2000, the Company reached an agreement with the majority shareholder and purchased an additional 31% interest from the majority shareholder, thereby increasing its ownership in Windermere to 80%. The former majority shareholder retains a 20% interest in Windermere. As part of this transaction, the Company also purchased Hornsby, a nearby water and wastewater utility. The purchases were made for a total purchase price of $4,000,000 in Southwest Water common stock. The purchase agreement provides that the Company has the right to acquire the remaining 20% of ownership in Windermere at any point in time when the market value of the Company's stock increases to $20 per share (adjusted for stock splits and dividends), for a purchase price of $6,000,000, payable in Company stock. The minority owner of Windermere has the right to require the Company to purchase the remaining 20% after October 1, 2005, for $6,000,000 payable in Company stock, subject to a limitation on the maximum and minimum number of shares issuable. The Company also entered into a consulting agreement with the owner of the remaining 20% of Windermere to provide certain services to the Company. Windermere and Hornsby are collectively referred to as Texas Utilities (TU).

     TU currently provides water supply and sewage collection and treatment services to approximately 4,800 customers for residential, commercial, irrigation and fire protection under the jurisdiction of the TNRCC. TU's service areas are located near the city of Austin, and contain a population of about 17,000 people in an area of approximately six square miles, of which an estimated 46% has been developed. TU's service areas are experiencing continued economic development, and the Company expects the current level of customers to grow by approximately 10% during 2001.

     TU's business is subject to significant revenue and profitability fluctuations as a result of seasonal temperature and rainfall variations in the region. Since most of TU's customers tend to use more water in hot, dry weather, the second and third quarters of each year are usually higher in terms of customer water consumption, revenues and profitability. Profitability is somewhat dependent upon the sources of the water supply. Water purchased for resale is generally more expensive than water produced from TU's own wells. The wastewater service revenues and profitability tend to remain relatively constant throughout the year.

     Wells, Other Water Sources and Water Quality Regulation

     TU owns various wells, distribution, collection and treatment facilities and currently has the capacity to serve its existing customer base. TU provides water from its wells out of the Edward's aquifer, and purchases of water from other outside sources. The water supplied by TU to its customers is subject to regulation by the EPA and by the TNRCC. Samples of water from throughout the system, as well as the treatment of wastewater, are tested on a regular basis by independent, state-certified laboratories, and the results of the tests are sent to the TNRCC. Chlorination is performed to provide allowable chlorine residuals as a safeguard against bacteriological contamination.

     Water supplied and wastewater processed by TU meets all current requirements of the EPA and the TNRCC, and TU does not anticipate any significant capital expenditures to comply with the requirements of these agencies. However, there can be no assurance that water sources currently available to TU or the wastewater treatment processes will meet future EPA or TNRCC requirements, or that such requirements will not necessitate future capital expenditures by TU. As customer growth continues in TU's service areas, TU may have to increase its water supply capacity through a combination of outside water purchases and the construction of additional wells. To ensure that TU will have an adequate supply of water to serve its existing and future new customers, TU is currently negotiating with the City of Austin and the City of Pflugerville for long-term, purchased water agreements.

     Competition, Rate Relief and Future Development

     TU operates under a Certificate of Public Convenience and Necessity granted by the TNRCC and is also regulated by other state and local governmental authorities having jurisdiction over water and wastewater services and other aspects of the business. TU's water and sewer business is dependent upon maintaining this certificate and upon various governmental and court decisions affecting TU's water sources and service area.

     Requests for rate increases are submitted to the TNRCC with the test year typically being the previous year's actual results. TU believes that it will be permitted to increase its rates as necessary to achieve a reasonable rate of return. TU is currently filing for a rate increase and expects to submit its request during April 2001. Southwest Water anticipates that the rate increase will become effective during June 2001 while the rate request is under review by the TNRCC. If the TNRCC ultimately denies the full amount of the rate increase, then TU would be required to refund to the ratepayers any additional amounts that it collected plus interest. Inability to increase rates in the face of increased costs would have an adverse effect upon TU's results of operations. The Company and TU are unable to predict the outcome of such rate proceedings at this time.

     TU's operations are capital intensive. Capital is generated from TU's operations, lines of credit available to TU, contributions in aid of construction received from developers, and Living Unit Equivalent connection fees (LUEs), also received from developers.

Item 2.   Properties

     The Company leases approximately 7,500 square feet of office space for its corporate headquarters in West Covina, California.

     A.   Facilities

     Contract Operations Facilities

     ECO owns 4.3 acres and a 17,000-square-foot building for its fleet and maintenance operations in the Houston, Texas area, and 10 acres and a 10,000-square-foot building for its office, fleet and maintenance operations in Austin, Texas. In addition, ECO owns or leases 351 vehicles as well as other equipment used in daily operations. ECO also leases approximately 38,000 square feet of office, warehouse and laboratory space in eight facilities in the Houston, Texas area; the Rio Grande Valley, Texas area; Mississippi; New Mexico; and California.

     MTI owns or leases two vehicles and other equipment used in its day-to-day operations. MTI also leases approximately 5,000 square feet of office space in a facility in the Denver, Colorado area.

     Regulated Utility Facilities

     Suburban leases an office building with approximately 14,600 square feet of office space for its headquarters in Covina, California. Suburban also owns a 3,550-square-foot building in La Puente, California, and a 3,200-square-foot building in La Mirada, California, that are used for its district operations.

     NMUI leases 4,000 square feet of space in an office building for its headquarters in Albuquerque, New Mexico, and owns a 2,400 square foot warehouse that is used for its field supplies and equipment.

     TU leases a minimal amount of office space for its headquarters in Pflugerville, Texas.

     B.   Water Distribution Systems

     Suburban Water Systems

     Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, a water treatment facility, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban has rights-of-way and easements in its service area necessary to provide water services. As of December 31, 2000, Suburban owned 838 miles of transmission and distribution mains and 31 storage reservoirs with a total capacity of 71,000,000 gallons. Suburban also owns 14 active wells with a total pumping capacity of approximately 27,000 gallons per minute. While these facilities vary as to age and quality, Suburban believes each to be in good condition and adequate for current and foreseeable operations. Suburban intends to continue its capital expenditure program and construct and replace reservoirs, wells and transmission and distribution lines in future years, as needed and as approved by the CPUC. Suburban's employees perform normal maintenance and construction work on these facilities, while major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by Suburban were $1,700,000 and $1,600,000 in 2000 and 1999, respectively, and approximated 8% of its operating expenses in each of those years. As previously discussed, in 2000 Suburban acquired the West Covina water distribution system, which added 87 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 15,000,000 gallons to Suburban's production and distribution systems.

     Virtually all of Suburban's property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the Suburban Indenture), as amended, securing Suburban's First Mortgage Bonds. The Suburban Indenture contains certain restrictions common to such type of instrument regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that Suburban may pay to Southwest Water. Suburban pays regular quarterly dividends to the Company. As of December 31, 2000, Suburban was in compliance with dividend limitations mandated by the Suburban Indenture.

     New Mexico Utilities, Inc.

     NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. NMUI has rights-of-way and easements in its service area necessary to provide water and sewer services. At December 31, 2000, NMUI owned five wells, 152 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 10,000,000 gallons. NMUI's wells have a total pumping capacity of 9,525 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and 113 miles of interceptor and collector lines. Wastewater is treated at a city-owned facility. While facilities owned by NMUI vary as to age and quality, each is believed to be in good condition and adequate for current and foreseeable operations. NMUI's employees or outside contractors perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by NMUI were $231,000 and $233,000 in 2000 and 1999, respectively, and approximated 7% of NMUI's operating expenses in each of those years.

     Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage and Deed of Trust (NMUI Indenture) dated February 14, 1992, as amended, securing NMUI's First Mortgage Bonds. The NMUI Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that NMUI may pay to Southwest Water. NMUI pays regular quarterly dividends to the Company. At December 31, 2000, NMUI was in compliance with dividend limitations mandated by the NMUI Indenture.

     Texas Utilities

     TU owns and operates a water production and distribution system consisting of well pumping plants, booster pumping stations, transmission and distribution mains, and service connections to individual customers. TU has rights-of-way and easements in its service area necessary to provide water and sewer services. At December 31, 2000, TU owned eight wells, 10 reservoirs and 44 miles of transmission and distribution mains. TU's wells have a total pumping capacity of 3,200 gallons per minute. In addition, TU owns and operates a sewer collection system consisting of three lift stations and 44 miles of interceptor and collector lines. The sewer treatment facility can treat approximately 1,500,000 gallons per day of sewage and is in the process of being expanded to increase processing capacity to over 4,000,000 gallons per day. The Company expects completion of the expansion in May 2001. While these facilities vary as to age and quality, each is believed by TU to be in good condition and adequate for current and foreseeable operations. Outside contractors perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding.

Item 3.   Legal Proceedings

     As discussed in Southwest Water's 1999 Annual Report on Form 10K (1999 Annual Report), ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill, which occurred at an Austin, Texas, sewage pumping station operated by ECO. A hearing was held in Travis County, Texas for Brushy Creek and a summary judgment motion is pending. A trial date for the City of Austin is still pending and expected to take place in late 2001. The Company and ECO intend to vigorously defend against these claims and have requested defense and indemnification by their insurance carrier. At this time, the Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

     As discussed in the 1999 Annual Report, the Company and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main Basins. In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. The Company anticipates that the California Supreme Court will hear oral arguments during 2001. Southwest Water and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. In April 2000, approximately 240 plaintiffs filed two additional lawsuits similar to the above named actions. Defendants include the Company, Suburban and other water producers in the Main Basin and a number of alleged industrial polluters. Southwest Water expects to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

     On June 21, 2000, Suburban entered into a Tolling and Standstill Agreement (tolling agreement) with Aerojet Corporation, a subsidiary of GenCorp (Aerojet). During the 1940's and 1950's, Aerojet, located in Azusa, California, was a major manufacturer of rocket-powered engines. As a result of the manufacturing process, certain contaminants may have been released into the Main Basin. Aerojet has been named as a potentially responsible party for the cleanup of the contamination. In the tolling agreement, Aerojet agreed to toll the running of any statute of limitations with respect to any rights, claims or causes of action Suburban may have or wish to assert against Aerojet as a result of Aerojet's release of contaminants into

     As discussed in Southwest Water's 1999 Annual Report, in March 1998 the CPUC issued an order instituting investigation (OII) requiring all Class A and B water utilities to submit water compliance reports comprised of water quality information. By ordering this investigation, the CPUC sought to ascertain whether any potential physical or economic harm to regulated water utility customers and ratepayers exists and to minimize or avoid any such harm in the future. The "Final Opinion Resolving Substantive Water Quality Issues" was issued on November 3, 2000. No petition for rehearing was filed and it is now final. The CPUC has formally completed this proceeding. The CPUC concluded that the standards for water quality are adequate to protect the public health and concluded that the regulated utilities, including Suburban, have adequately complied with the existing water quality standards. The CPUC proposes to continue its investigation into other aspects of water quality in a new proceeding.

the Main Basin. This agreement preserves Suburban's and the Company's rights beyond the normal statute of limitations period.

     As discussed in the 1999 Annual Report, in October 1998 the Company and ECO were sued in an action in Texas arising out of a fatal auto accident. In November 2000, Southwest Water reached an out-of-court settlement with the plaintiffs. The settlement of the action did not have a material adverse effect on the Company's financial position or results of operations.

     As discussed in the 1999 Annual Report, the City of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. At the time of the original complaint, the Company believed that the fair market value of NMUI was substantially higher than the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession prior to resolution of the fair market value issue; however, Southwest Water believes that it has adequate defenses should Albuquerque choose to pursue these procedures. In September 2000, the Albuquerque City Council voted eight to one in favor of withdrawing the condemnation proceeding. The Company is awaiting a formal withdrawal of the lawsuit. Until the withdrawal occurs, there is no assurance that any settlement of the action or any other resolution will be reached.

     Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 4a.  Executive Officers of the Registrant

     The Company's Board of Directors elects the executive officers each year at its first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of Southwest Water, and there are no agreements or understandings between any such officer and another person pursuant to which he was elected as an officer. There are no legal proceedings of the type requiring disclosure pursuant to the instructions to this item that involve any executive officer. The executive officers of the Company and its subsidiaries are as follows, with information about the Chairman of the Board and President of the Company incorporated by reference to the Company's definitive Proxy Statement dated on or about April 12, 2001.


                                                         Position and Offices Currently Held
           Name              Age                               and Business Experience                            Date Elected
------------------------------------------------------------------------------------------------------------------------------------

Peter J. Moerbeek             53   President of ECO                                                           November 1998
                                   Director of Suburban and ECO                                               October 1995
                                   Secretary of the Company, Suburban and ECO                                 October 1995
                                   Chief Financial Officer of the Company                                     August 1995

Thomas C. Tekulve             49   Vice President Finance of the Company                                      January 1999
                                   Vice President, Chief Financial Officer
                                        SafeGuard Health Enterprises Inc. (1995-1998)

Maurice W. Gallarda           47   CEO and Chairman of the Board of Master Tek, International, Inc.           April 2000
                                   President of Inland Pacific Water Company                                  January 2000
                                   Vice President New Business Development of the Company                     August 1999
                                   Strategic Planning Consultant (1997-1998)
                                   CEO Watershed Holdings, Inc. (1990-1997)

Michael O. Quinn              54   President of Suburban                                                      May 1996
                                   Director of Suburban                                                       May 1993
                                   Chief Operating Officer of Suburban                                        April 1992


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     The following table shows the range of market prices of Southwest Water's common shares. The prices shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends, reflect a 5-for-4 stock split in the form of a stock dividend on January 1, 2001 and a 3-for-2 stock split in the form of a stock dividend on October 1, 1999. The shares are traded on the Nasdaq Stock Market - symbol SWWC. The current quarterly dividend rate is $.056 per common share. At December 31, 2000, there were 2,280 stockholders of record.

                                            2000                                  1999
                               -------------------------------------------------------------------------
                                                Market Price Range                    Market Price Range
                                             ----------------------                 --------------------
                                Dividends      High          Low       Dividends     High         Low
--------------------------------------------------------------------------------------------------------
1st Quarter                     $ 0.048      $ 12.70        $ 8.40     $ 0.043      $ 8.73       $ 6.67
2nd Quarter                     $ 0.048      $ 11.50        $ 8.30     $ 0.043      $ 9.60       $ 5.90
3rd Quarter                     $ 0.056      $ 11.20        $ 9.20     $ 0.043     $ 14.37       $ 9.07
4th Quarter                     $ 0.056      $ 13.40        $ 9.90     $ 0.048     $ 14.90       $ 9.20
--------------------------------------------------------------------------------------------------------

Item 6.   Selected Financial Data

     Earnings per common share, cash dividends per common share and basic and diluted weighted average outstanding common shares reflect a 5-for-4 stock split in the form of a stock dividend on January 1, 2001, a 3-for-2 stock split in the form of a stock dividend on October 1, 1999, a 5-for-4 stock split in the form of a stock dividend on October 1, 1998, and stock dividends of 5% on January 2, 1998 and 20% on January 2, 1997.


                                   (in thousands except per share amounts and numbers of customers)
Years Ended December 31,                              2000             1999           1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------

Summary of Operations
Operating revenues                                  $104,741       $ 80,849       $ 72,146       $ 71,005       $ 66,145
Operating income                                    $ 11,637       $  9,314       $  8,055       $  7,215       $  5,734
Gain on sales of land                               $    128       $  2,855       $    110       $      -       $      -
Net income                                          $  5,381       $  5,819       $  3,349       $  2,601       $  1,923
Net income available for common shares              $  5,354       $  5,792       $  3,322       $  2,574       $  1,896
-------------------------------------------------------------------------------------------------------------------------

Common Share Data
Earnings per common share:
    Basic before land sale                          $   0.65       $   0.52       $   0.42       $   0.33       $   0.25
    Land sale, net of taxes                         $      -       $   0.20       $      -       $      -       $      -
    Basic                                           $   0.65       $   0.72       $   0.42       $   0.33       $   0.25

    Diluted before land sale                        $   0.62       $   0.50       $   0.41       $   0.32       $   0.24
    Land sale, net of taxes                         $      -       $   0.20       $      -       $      -       $      -
    Diluted                                         $   0.62       $   0.70       $   0.41       $   0.32       $   0.24

Cash dividends per common share                     $   0.21       $   0.18       $   0.16       $   0.15       $   0.14
Weighted average outstanding common shares:
    Basic                                              8,273          8,010          7,883          7,778          7,673
    Diluted                                            8,615          8,318          8,062          7,945          7,747

Statistical Data
Working capital (deficit)                           $  1,219       $  1,705       $ (2,678)      $    473       $ (4,079)
Capital additions                                   $ 10,768       $  9,509       $ 11,921       $ 15,202       $ 15,212
Property, plant and equipment, net                  $157,843       $114,028       $109,238       $102,136       $ 91,414
Total assets                                        $196,652       $142,950       $129,927       $123,100       $111,416
Long-term debt                                      $ 27,100       $ 28,000       $ 28,900       $ 29,800       $ 30,700
Stockholders' equity                                $ 48,611       $ 40,477       $ 35,143       $ 32,427       $ 30,400
Return on average common equity before land sale       12.2%          11.1%          10.0%           8.3%           6.5%
Return on average common equity                        12.2%          15.5%          10.0%           8.3%           6.5%
Number of regulated utility customers                 88,031         74,842         73,482         72,319         70,976

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's liquidity, capital resources and cash flows from operations are influenced primarily by construction expenditures at Suburban, NMUI and TU for the addition, replacement and renovation of water and wastewater utility facilities. The Company's capital resources are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. As discussed above, during 2000, ECO designed, financed and built a reverse osmosis treatment plant. In connection with this project, ECO recorded a receivable for the work completed in 2000 to construct the plant, and expects to receive payment from the El Paso County Water Authority in 2001.

     At December 31, 2000, Southwest Water had cash and cash-equivalent balances totaling $1,379,000 and three separate unsecured lines of credit from three commercial banks, with total line of credit capacity of $26,000,000. On July 1, 2000, the line of credit capacity increased from $20,000,000 to $26,000,000 without changing the terms and conditions of the lines. Two of the lines were renewed and expire in 2002. The remaining line expires in 2001. Southwest Water expects to maintain all of the lines of credit in the normal course of business. At December 31, 2000, outstanding borrowing was

$22,720,000, and the unused borrowing capacity was $3,280,000. During 2000, the Company's outstanding line of credit borrowing increased $16,127,000 primarily due to additional cash requirements for acquisitions and for additional working capital to fund construction projects. Each of the line of credit agreements, as amended, contains certain financial restrictions. As of December 31, 2000, the Company was in compliance with all applicable covenants of the line of credit agreements. During March 2001, the Company amended its credit agreements and increased its available lines to $30,000,000. The increase is subject to negotiation when the lines are renewed.

     In addition to its lines of credit, the Company has existing borrowing capacity under its First Mortgage Bond Indentures of approximately $49,000,000. However, the amount of additional borrowing available to the Company under its current lines of credit described above is limited by financial covenants that restrict additional borrowing at December 31, 2000 to an amount no greater than the remaining unused credit line amount.

     During 2000, the Company's additions to property, plant and equipment were $10,768,000, representing an increase of $1,259,000 from 1999. Developers made contributions in aid of construction (CIAC), and advances totaling $4,960,000 during 2000, of which $1,875,000 was received in cash and $3,085,000 was received as non-cash contributions of property. Company-financed capital additions were $5,808,000, funded primarily by cash flow from operations and borrowing on the lines of credit. As discussed above, the Company purchased the West Covina water distribution system for a purchase price of $8,500,000. The purchase was funded by the reinvestment of proceeds from the sale of surplus land, and by borrowing on the lines of credit. Southwest Water estimates that its capital additions in 2001 will be approximately $10,000,000, primarily for utility plant, and that cash flow from operations and CIAC will fund these additions.

     The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months. If additional cash is needed, Southwest Water will consider alternative sources, including long-term financing. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If the Company is unable to renew its existing lines of credit or obtain additional long-term financing, capital spending or acquisitions will be reduced or delayed until new financing arrangements are secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if additional cash is needed to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

REGULATORY AFFAIRS:

     Regulation and Regulatory Developments

     ECO's pricing is not subject to regulation by a public regulatory commission. Most contracts with MUDs are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's O&M contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments.

     MTI's pricing is not subject to regulation by a regulatory agency. Most contracts with management companies and owners of apartment or condominium complexes are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

     The CPUC, the NMPRC and the TNRCC regulate the rates and operations of Suburban, NMUI and TU, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. As discussed above, Suburban has been directed by the CPUC to file a general rate application by July 1, 2001. Subject to CPUC approval, the filing has been deferred to March 31, 2002. TU is seeking a general rate increase and expects to file for such increase during April 2001. NMUI is not currently seeking any rate increase; however, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

     Regulatory Developments:

     Southwest Water closely monitors legislative, CPUC, NMPRC and TNRCC developments. The various water industry associations in which the Company actively participates also monitor these developments. The Company does not know the future possible legislative, CPUC or NMPRC and TNRCC changes that will be enacted or the terms of such changes if enacted. Therefore, management cannot predict the impact, if any, of future legislative changes, CPUC or NMPRC and TNRCC developments or changes on the Company's financial position or results of operations.

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

     MTI is a utility submetering, billing and collection services company and, as such, it does not own any water or other production or treatment facilities.

     Suburban, NMUI and TU operations fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. The primary responsibility of these regulatory agencies are to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the EPA and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of Southwest Water's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, Southwest Water has not experienced any material adverse effects upon its financial position or operations resulting from compliance with governmental regulations.

     As discussed in the 1999 Annual Report, and in Part I of this report, the Company and Suburban have been named in several complaints alleging water contamination in the Main Basin in Southern California. In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. A three-judge panel ruled that the CPUC has final regulatory authority in water quality matters. The plaintiffs petitioned the California Supreme Court for review of this decision and the petition was granted. The Company anticipates that the California Supreme Court will hear the case during 2001.

RISK FACTORS

     Certain statements contained in this Annual Report on Form 10-K that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Southwest Water to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

     The forward-looking information referred to above includes, but is not limited to, revenue backlog information, expectations regarding sales growth and new contracts, potential acquisitions, weather conditions, changes in business conditions, and legal and other contingencies.

     Weather
     The Company's contract operations business can be seasonal in nature. Heavy rainfall tends to hamper Southwest Water's ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. By contrast, moderate rainfall may create opportunities for additional billable work outside the scope of existing contracts. Drought conditions would not necessarily affect the Company's contract operations because of the base fee and fixed fee contracts, but could affect the Company's opportunities for additional billable work outside the scope of the contracts.

     The Company's regulated utility operations are subject to seasonality. Therefore, the results of operations for one period do not necessarily indicate results to be expected in another period. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and less water available to the utilities.

     Contract Operations

     The water and wastewater management business is highly competitive. In the United States, municipal employees perform the majority of water and wastewater utility operations. As a result, a significant portion of ECO's sales and marketing efforts require convincing elected officials and city staff persons that outsourcing of the utility operations is beneficial to the city. There is no assurance that any city will choose to outsource, or that if a city so chooses, it will select ECO as its operator at the end of the sales effort. While industry renewal rates tend to be high, cities periodically change operators or terminate outsourcing at the end of a contract. ECO's inability to renew its existing contracts could have a material adverse impact on the Company. In addition, a city or MUD could cancel a long-term contract without notice, and in breach of the contract. This would not only result in loss of revenue and operating profits, but could potentially involve the Company in litigation. In addition, ECO competes with several larger companies whose size, customer base and capital resources may restrict ECO's ability to compete successfully for certain O&M contracts.

     The utility submetering, billing and collection business is also highly competitive. While industry contract renewal rates tend to be high, management companies and owners of apartment or condominium complexes periodically change billing and collection companies. In addition, MTI competes with a number of larger competitors whose size, customer base and capital resources may restrict MTI's ability to compete successfully for certain contracts.

     Risk of Failure to Manage Growth

     During the past few years, Southwest Water has expanded its business both through internal growth and through acquisitions, and the Company is actively seeking acquisitions and joint ventures to improve its position in the non-regulated water and wastewater business and other related businesses. This kind of growth demands experienced and qualified personnel to manage the transition as the Company expands. The success of future business development and growth relies heavily on the Company's ability to retain qualified persons to operate and manage its new business ventures. There can be no assurance that Southwest Water will successfully manage this growth, and failure to do so could have a material adverse effect on its future results of operations.

     Water Quality and Contamination

     As previously discussed, in 1998 Suburban detected the substance NDMA in one of its wells in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. During 1999, Suburban completed construction of a treatment facility that is intended to reduce the NDMA in this well to non-detectable levels. In 1997, the San Gabriel Basin Water Quality Authority advised Suburban that the DOHS had detected the contaminant perchlorate in the Main Basin. The contaminant was later detected in a well that is operated but not owned by Suburban. Subsequently, NDMA was also detected in this well, at which time Suburban removed the well from service. The potential impact of these contaminants on the results of operations for Suburban is not fully known at this time. Costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements.

     The EPA has conducted numerous studies of underground water in the Main Basin and in 1984 designated the Main Basin as a Super-fund site. Several large industrial companies were named as potentially responsible parties (PRPs) for allegedly causing the contamination. Suburban's facilities were not named as sources of the contamination in the Main Basin. However, individual government officials have suggested that, because of their pumping operations, the Main Basin water producers may have clean-up liability under certain environmental statutes. The EPA is expected to continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any other governmental agency has identified Suburban or other water producers as PRPs. However, the Company currently is involved in litigation concerning the quality of the Main Basin groundwater as described in
Part 1, Item 3, Legal Proceedings, of this report.

     In 1979, VOCs were discovered in the Main Basin. While most of the VOC contamination was found outside Suburban's service areas, subsequent underground water sampling resulted in the discovery of four large areas of groundwater VOC contamination. One of the areas includes Suburban's Bartolo Well Field, which contains four of Suburban's producing wells. Suburban produces approximately
27% of its total water production from these wells. Currently, the water delivered to Suburban's wells does not contain VOCs in excess of established MCLs, and to date, water produced from the Bartolo Well Field and other wells owned by Suburban in the Main Basin meets all applicable governmental requirements. Suburban has taken measures to ensure that it has an adequate supply of potable water that meets all applicable governmental standards. Technology exists to remove VOC contaminants from basin water. However, there can be no assurance that either such technology will be adequate in the future to reduce the amounts of VOCs and other contaminants in the Main Basin to acceptable levels or the costs of such removal will be fully recoverable from Suburban's customers. To date, Suburban has been permitted to recover all expenses associated with water quality maintenance from its ratepayers.

     In addition to the matters set forth, there can be no assurance that there are no other water quality and contamination issues that exist but are not known to the Company at this time. There can be no assurance that, in the future, governmental authorities will not seek to recover clean-up costs from Suburban, or that PRPs will not seek contributions from water producers for clean-up costs. If Suburban were required to pay clean-up costs, it would seek to recover such costs through increased rates to its customers. This practice has been permitted by the CPUC in the past; however, there can be no assurance that Suburban would be allowed to recover such costs in the future.

RESULTS OF OPERATIONS:

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Diluted EPS was $.62 in 2000, an increase of 25% compared to $.50 in 1999 (after adjustment for a 5-for-4 stock split in the form of a stock dividend on January 1, 2001). The $.50 for 1999 excludes a one-time gain on a sale of land recorded in September of 1999. Total diluted EPS for 1999 including the gain on land sale was $.70.

     Operating income

     Operating income increased $2,323,000 or 25%, and, as a percentage of operating revenues, was 11% in 2000 and 12% in 1999. ECO's operating income increased $607,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of MTI contributed $804,000 to operating income for the year. Operating income at the utilities increased $1,290,000, due primarily to the addition of the West Covina water distribution system customers following the acquisition in February 2000. NMUI experienced an increase in water consumption by its customers and also increased the number of customers it serves, resulting in a 19% increase in operating income. The October 1, 2000 acquisition of TU contributed $218,000 to operating income for the year. Parent company expenses increased $378,000, due primarily to increases in benefit-related costs, including a pension accrual adjustment, made in connection with the termination of the Utility Employees Retirement Plan (as discussed in Note 11 of Notes to Consolidated Financial Statements).

     Operating revenues

     Operating revenues for the Company increased $23,892,000, or 30% in 2000 compared with 1999. ECO's revenues increased $12,119,000 or 29%, principally due to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of MTI increased operating revenue by $5,657,000. Utility revenues increased $6,116,000, with Suburban's revenues increasing 14%, primarily due to the addition of the West Covina System customers following the acquisition in February 2000. NMUI increased its number of customers, which contributed to a 9% increase in water revenue.

     Direct operating expenses

     Direct operating expenses increased $18,158,000 or 30%. As a percentage of operating revenues, these expenses were 74% in both 2000 and 1999. ECO's direct operating expenses increased $10,517,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts, particularly in Texas. The April 1, 2000 acquisition of MTI added $3,131,000 to direct operating expenses. The utilities' direct operating expenses increased $4,510,000, and increased 2% as a percentage of operating revenue. The increase was primarily due to Suburban's purchases of expensive water resulting from higher customer water demand and consumption. Customer demand was also higher because of the addition of West Covina customers, following the acquisition in February 2000.

     Selling, general and administrative

     Selling, general and administrative expenses increased $3,411,000 in 2000 as compared with 1999. As a percentage of operating revenues, these expenses were 14% in both 2000 and 1999. General and administrative expenses at ECO increased $920,000 due to increased marketing costs associated with new contracts. The increase was also due to increases in information technology expenses. The acquisition of MTI added $1,818,000 of general and administrative expenses to the period. General and administrative expenses at the utilities increased $295,000 because of various departmental costs at both Suburban and NMUI. As discussed above, general and administrative expenses of the parent Company increased $378,000.

     Interest and Other

     Total interest expense increased by $669,000, offset in part by an increase in interest income of $201,000. The increase in interest expense was primarily associated with increases in line of credit borrowing to finance the West Covina acquisition in February and the MTI acquisition in April, as well as other capital spending.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Diluted earnings per common share before a gain on a land sale (after adjustment for a 5-for-4 stock split in the form of a stock dividend on January 1,2001), net of taxes were $.50 in 1999 compared to $.41 in 1998. Diluted earnings per common share including the gain on sale of land, net of taxes, were $.70 in 1999.

     Operating Income

     Operating income increased $1,259,000 or 16%, and, as a percentage of operating revenues, was 12% in 1999 compared to 11% in 1998. ECO's operating income increased $697,000 due to the addition of new contracts and increases in project work performed outside the scope of existing contracts. Operating income at the utilities increased $1,139,000, due primarily to a 12% increase in water consumption by Suburban's customers as a result of warmer, dryer weather in 1999, especially in the fourth quarter, compared to cooler weather in 1998. At NMUI, there was a 5% increase in water consumption due to warmer, dryer weather, and an increase in the number of customers. Parent company expenses increased $577,000 due primarily to self-insured retention reserves, health insurance reserves and other compensation-related expenses.

     Operating revenues

     Operating revenues increased $8,703,000 or 12% in 1999 compared to 1998. ECO's revenues increased $5,805,000 or 16%, primarily due to the addition of new contracts and to additional project work. Utility revenues increased $2,898,000 or 8% due primarily to increased water consumption by Suburban's customers as a result of unseasonably warm, dry winter weather. NMUI revenues were higher due to a 5% increase in water consumption, primarily from the addition of new customers.

     Direct operating expenses

     Direct operating expenses increased $6,839,000 or 13%. As a percentage of operating revenues, these expenses were 74% in 1999 and 73% in 1998. The percentage increase in operating expenses from 1998 to 1999 was primarily due to the cost of water sold at the California utility. ECO's direct operating expenses increased $4,885,000 due to the addition of new contracts and to additional project work performed outside the scope of existing contracts. Utility direct operating expenses increased $1,954,000, primarily reflecting the increase in customer water consumption at both Suburban and NMUI, and the increase in the number of NMUI's customers.

     Selling, general and administrative

     Selling, general and administrative expenses increased $605,000 or 5% in 1999 compared to 1998. As a percentage of operating revenues, these expenses were 14% in 1999 and 15% in 1998. ECO's selling, general and administrative expenses increased $223,000, primarily due to increased regional marketing costs associated with new business development opportunities. General and administrative expenses at the utilities decreased $195,000, primarily as a result of decreased legal fees. As discussed above, general and administrative expenses of the parent company increased $577,000.

     Other income and expense

     Interest income decreased $25,000 as a result of a centralized cash management system, which effectively utilized excess cash to pay off line of credit balances. Interest expense decreased $59,000 as the result of decreases in line of credit balances during 1999 and also due to lower average interest rates in 1999 compared to 1998. Other income increased $119,000, primarily due to fees paid to extend the closing of the sale of surplus land not used in utility operations.

Item 8.   Financial Statements and Supplementary Data

     Index to Financial Statements and Financial Statement Schedules

     Independent Auditors' Report ...........................................................  24

     Consolidated Statements of Income - Three Years Ended December 31, 2000.................  25

     Consolidated Balance Sheets - December 31, 2000 and 1999................................  26

     Consolidated Statements of Changes in Stockholders' Equity -
        Three Years Ended December 31, 2000..................................................  27

     Consolidated Statements of Cash Flows - Three Years Ended December 31, 2000.............  28

     Notes to Consolidated Financial Statements..............................................  29

     Schedule I - Condensed Financial Information of Registrant..............................  47

     Schedule II - Valuation and Qualifying Accounts - Three Years Ended December 31, 2000...  51

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Southwest Water Company:

We have audited the consolidated financial statements of Southwest Water Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Los Angeles, California
January 24, 2001

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                                         For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000                1999               1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands except per share data)
Operating Revenues                                                              $104,741            $ 80,849           $ 72,146
Operating Expenses:
Direct operating expenses                                                         78,008              59,850             53,011
Selling, general and administrative expenses                                      15,096              11,685             11,080
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  93,104              71,535             64,091
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                  11,637               9,314              8,055
Other Income (Expense):
Interest expense                                                                  (3,652)             (2,925)            (2,984)
Interest income                                                                      267                  66                 91
Gain on sales of land                                                                128               2,855                110
Other                                                                                161                 387                268
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (3,096)                383             (2,515)
----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                         8,541               9,697              5,540
Provision for income taxes (Note 7)                                                3,160               3,878              2,191
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                         5,381               5,819              3,349
Dividends on Preferred Shares (Note 9)                                                27                  27                 27
----------------------------------------------------------------------------------------------------------------------------------
Net Income Available for Common Shares                                          $  5,354            $  5,792           $  3,322
==================================================================================================================================

Earnings per Common Share (Note 8):
     Basic                                                                      $   0.65            $   0.72           $   0.42
     Diluted                                                                    $   0.62            $   0.70               0.41
----------------------------------------------------------------------------------------------------------------------------------

Cash Dividends per Common Share (Note 9)                                        $   0.21            $  0.18            $   0.16
==================================================================================================================================

Weighted Average Outstanding Common Shares (Note 9):
     Basic                                                                         8,273               8,010              7,883
     Diluted                                                                       8,615               8,318              8,062
==================================================================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                                       as of December 31,
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          2000                      1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands)
Current Assets:
Cash and cash equivalents (Note 1)                                                          $  1,379                   $ 4,146
Customers' accounts receivable, less allowance for doubtful accounts
     ($1,468 in 2000 and $1,202 in 1999)                                                      17,830                    10,465
Other current assets                                                                           7,597                     3,700
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              26,806                    18,311
Property, Plant and Equipment: (Note 3)
Utility property, plant and equipment -- at cost                                             206,100                   152,955
Non-regulated operations property, plant and equipment -- at cost                              8,394                     5,654
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             214,494                   158,609
Less accumulated depreciation and amortization                                                56,651                    44,581
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             157,843                   114,028
Other Assets (Note 2)                                                                         12,003                    10,611
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $196,652                  $142,950
===================================================================================================================================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank notes payable (Notes 6)                          $  5,166                  $  2,039
Accounts payable                                                                               5,983                     2,081
Other current liabilities (Note 5)                                                            14,438                    12,486
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              25,587                    16,606
Other Liabilities and Deferred Credits:
Long-term debt (Note 6)                                                                       27,100                    28,000
Bank notes payable (Note 4)                                                                   19,251                     5,454
Advances for construction                                                                      7,891                     7,930
Contributions in aid of construction                                                          50,644                    34,519
Deferred income taxes (Note 7)                                                                 6,988                     6,146
Other liabilities and deferred credits                                                        10,580                     3,818
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                                       148,041                   102,473

Commitments and Contingencies (Note 13)

Stockholders' Equity (Note 9):
Preferred stock (10,238 outstanding at December 31, 2000)                                        514                       517
Common stock (8,633,734 outstanding at December 31, 2000)                                         86                        64
Paid-in capital                                                                               35,568                    31,080
Retained earnings                                                                             12,443                     8,816
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    48,611                    40,477
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $196,652                  $142,950
===================================================================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

                                          For the Years Ended December 31, 2000, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                (in thousands)

                                                 Common Stock                                                             Total
                                           Number of                    Preferred                      Retained       Stockholders'
                                             Shares        Amount         Stock      Paid-In Capital   Earnings           Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   3,330      $33            $517           $29,469       $ 2,420             $32,439

Dividend reinvestment and
  employee stock purchase plans                   28        1                               432                               433

Stock options exercised                           20                                        226                               226

5-for-4 stock split in the form of a             843        8                                              (8)                  0
stock dividend

Net income                                                                                              3,349               3,349

Cash dividends declared                                                                                (1,304)             (1,304)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                   4,221       42             517            30,127         4,457              35,143


Dividend reinvestment and
  employee stock purchase plans                   33                                        498                               498

Stock options exercised                           51        1                               455                               456

3-for-2 stock split in the form of a stock     2,142       21                                             (21)                  0
dividend

Net income                                                                                              5,819               5,819

Cash dividends declared                                                                                (1,439)             (1,439)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                   6,447       64             517            31,080         8,816              40,477


Dividend reinvestment and
  employee stock purchase plans                   42        1                               528                               529

Stock options exercised                           38        1                                44                                45

Stock issued on acquistion                       300        3                             3,916                             3,919

Preferred stock redeemed                                                   (3)                                                  (3)


5-for-4 stock split in the form of a stock     1,707       17                                             (17)                  0
dividend

Net income                                                                                              5,381               5,381

Cash dividends declared                                                                                (1,737)             (1,737)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                   8,534      $86            $514           $35,568       $12,443             $48,611
=================================================================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            2000             1999           1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in thousands)
Cash Flows from Operating Activities:
Net income                                                                                 $ 5,381        $ 5,819        $ 3,349

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                              5,264          4,448          4,265
  Deferred income taxes                                                                        265          1,716            300
  Gain on sales of land                                                                       (128)        (2,855)          (110)
  Changes in assets and liabilities:
        Customers' accounts receivable                                                      (6,415)        (1,835)        (1,344)
        Other current assets                                                                (3,320)        (1,114)           390
        Accounts payable                                                                      (433)          (701)         1,568
        Other current liabilities                                                              747          2,659            916
        Other, net                                                                          (1,858)        (1,893)           175
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           (497)         6,244          9,509
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Acquisition of businesses (Note 14)                                                      (10,427)             -              -
  Additions to property, plant and equipment                                                (7,683)        (6,891)      ( 10,146)
  Proceeds from sales of land                                                                  159          4,000            116
  Other investments, net                                                                         0           (533)           120
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (17,951)        (3,424)        (9,910)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Net borrowings on (repayments of) bank notes payable                                      16,127          1,314         (1,852)
  Contributions in aid of construction                                                       1,875          1,345          2,799
  Net proceeds from dividend reinvestment,
     employee stock purchase and stock option plans                                            574            954            659
  Dividends paid                                                                            (1,646)        (1,389)        (1,266)
  Payments on long-term debt                                                                  (900)          (900)          (900)
  Payments on advances for construction                                                       (349)          (595)          (477)
  Advances for construction                                                                      -            203            595
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                         15,681            932           (442)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
     (including $3,883 cash held in escrow as of December 31, 1999)                         (2,767)         3,752           (843)
Cash and cash equivalents at beginning of year                                               4,146            394          1,237
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $ 1,379        $ 4,146        $   394
----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
     Interest                                                                              $ 3,181        $ 2,861        $ 3,029
     Income taxes                                                                          $ 2,070        $ 2,540        $ 1,355
Noncash investing and financing activities:
Purchase of businesses
   Fair value of assets acquired                                                           $44,915        $     -        $     -
   Cash paid                                                                               $10,880        $     -        $     -
   Note issued                                                                             $(2,000)
   Stock issued                                                                            $(4,000)       $     -        $     -
                                                                                           -------
   Liabilities assumed                                                                     $28,035        $     -        $     -
                                                                                           =======
Non-cash contributions in aid of construction and advances
     for construction conveyed to Company by developers                                    $ 3,085        $ 2,618        $ 1,775

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Southwest Water Company and its subsidiaries (Southwest Water or the Company) provide a broad range of utility and utility management services. Some of the utility systems are owned by the Company and are regulated public utilities, while the remainder are owned by cities, utility districts and private companies and managed under contract. The Company also provides utility submetering, billing and collection services for owners of multi-family residential properties.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The principal wholly owned subsidiaries are ECO Resources, Inc. (ECO), Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Hornsby Bend Utility Company (Hornsby), while the 80% majority-owned subsidiaries are Master Tek International, Inc. (MTI) and Windermere Utility Company (Windermere). Windermere and Hornsby are collectively referred to as Texas Utilities (TU). All significant intercompany transactions have been eliminated.

Regulation: Suburban, NMUI and TU conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission (CPUC), the New Mexico Public Regulation Commission (NMPRC) and the Texas Natural Resource Conservation Commission (TNRCC), respectively. Non-regulated operations consist of the contract water and wastewater management services business and the utility submetering services business conducted by the Company's wholly owned subsidiaries, ECO and MTI, respectively.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could be affected. Actual results may differ from these estimates.

Earnings Per Share: Southwest Water reports earnings per share (EPS) by computing basic EPS and diluted EPS. Basic EPS measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the shares had been issued. Stock options give rise to potentially dilutive common shares.

Recognition of Revenues: Revenues from both contract operations and submetering services are recognized as services are performed. Water utility revenues include amounts billed to customers and an estimated amount of unbilled revenue for water used to the end of the accounting period. Revenues for construction projects are recorded using the percentage-of-completion method of accounting by comparing total costs incurred to date and total estimated costs to complete.

Cash and Cash Equivalents: Southwest Water considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. During 1999, the Company sold a parcel of surplus land that had formerly been used in utility operations. The sale of land was treated as an Internal Revenue Code (Code) Section 1031 like-kind exchange. The proceeds of $3,900,000 from the sale were transferred to an accommodator and held until the completion of reinvestment of the proceeds into utility plant. As of December 31, 1999, approximately $3,900,000 was held by the accommodator, which is reflected as cash and cash equivalents on the balance sheet at that date.

Financial Instruments: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt approximates fair value. At December 31, 2000, Southwest Water had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

Property, Plant and Equipment: The cost of additions to utility plant includes labor, material and capitalized interest. Interest of $380,000, $43,000, and $147,000 was capitalized in 2000, 1999 and 1998, respectively. The cost of utility plant retired, including net removal costs, is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method over the useful lives of the assets as prescribed by the CPUC, the NMPRC and the TNRCC and as permitted by SFAS No. 71 Accounting for the Effects of Certain Types of Regulation. Depreciation expense on average gross depreciable plant was approximately 3% in each of the three years ended December 31, 2000, 1999 and 1998. Property, plant and equipment used in submetering services and contract operations are depreciated on the straight-line method over estimated useful lives ranging from five to 30 years.

Other Assets: The significant assets reported as other assets on the Company's consolidated balance sheet include the goodwill and non-compete agreement related to the 2000 acquisition of MTI. Other assets also include regulatory assets recorded by Suburban, NMUI and TU as permitted by the CPUC, NMPRC and TNRCC. Deferred debt expenses that are being amortized over the lives of the related debt issues are also reported in other assets. The costs of certain investments are currently included in other assets in the Company's consolidated balance sheet. In 1999, Southwest Water invested in the development of Inland Pacific Water Company (IPWC) and Inland Pacific Development Company, LLC (IPDC). Both are joint ventures designed to develop water and wastewater-related opportunities in the San Bernardino and Riverside counties of southern California. Additionally, in October 1999, the Company invested in Metro
H\2\O, a partnership, in order to supply wholesale water and wastewater services to several communities in an area just east of Austin, Texas. The partnership currently owns land that will be used for the construction of water wells and a wastewater treatment plant.

Southwest Water regularly reviews its long-lived assets for impairment. This review includes regulatory assets and assets excluded from rate base by regulators. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

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

Under SFAS No. 109, Accounting for Income Taxes, Suburban, NMUI and TU recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC, NMPRC and TNRCC, respectively.

Unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPRC.

Production Cost Balancing Accounts: As permitted by SFAS No. 71, Suburban records the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet. Under current regulations, the differences recorded will be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments.

Advances For Construction, Contributions In Aid of Construction and Living Unit
Equivalents: Advances for construction represent amounts advanced by developers primarily for water pipeline extensions. Advance contracts issued after June 1982 are refundable to the depositor at a rate of 2-1/2% each year over a 40-year period. Advance contracts issued prior to July 1982 are refundable over a 20-year period.

Contributions in aid of construction (CIAC) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. Living unit equivalents (LUE) connection fees are cash contributions received from developers also for the purpose of constructing utility plant. Depreciation expense related to utility plant additions from CIAC and LUE fees are charged as a reduction to the respective CIAC and LUE fee accounts instead of depreciation expense.

Other Liabilities and Deferred Credits: Other liabilities and deferred credits include the non-compete liability related to the 2000 acquisition of MTI. Also included are LUE fees recorded by TU and unamortized investment tax credits and regulatory liabilities recorded by Suburban, NMUI and TU.

Reclassifications: Certain reclassifications have been made to the 1999 and 1998 consolidated financial statement presentation to conform to the 2000 presentation.

NOTE 2. INVESTMENTS

Southwest Water invested in the development of IPWC and IPDC, which are joint ventures designed to develop water and wastewater-related opportunities, and in Metro H2O, a partnership, which currently owns land that will be used for the construction of water wells and a wastewater treatment plant. The Company has invested approximately $1,000,000 as of December 31, 2000. Activities to date have been insignificant. The investments are included in other assets as described above in Note 1.

Suburban has an investment of approximately $699,000 in two not-for-profit mutual water companies (mutuals), which entitles Suburban to certain water rights. Suburban's investment in one of these mutuals is approximately 32 % of the outstanding stock. However, the Company and Suburban do not exercise significant operating and financial control over either of these mutuals. The investments are recorded at cost and are reflected in general utility property in the Company's consolidated financial statements (Note 3). Suburban purchased water from these companies at a cost of approximately $3,097,000, $2,359,000 and $1,747,000 in 2000, 1999 and 1998, respectively.

NOTE 3. UTILITY PROPERTY, PLANT, AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 2000 and 1999 are as follows:

--------------------------------------------------------------------------
                                                 2000            1999
--------------------------------------------------------------------------
                                                  (in thousands)
Land and land rights                           $    971        $    600
Source of supply                                 11,270          11,466
Pumping and purification                         16,183          15,537
Transmission and distribution                   154,904         112,155
General (including intangibles)                  10,292           9,219
Construction work in progress                    12,480           3,978
--------------------------------------------------------------------------
                                               $206,100        $152,955
--------------------------------------------------------------------------

At December 31, 2000, substantially all of the Company's utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company (Note 6). The Company's non-regulated operations owned property, plant and equipment of approximately $8,400,000. The significant components of the Company's non-regulated plant and equipment were approximately $3,000,000 of computer and office equipment, $2,000,000 of machinery and autos, $800,000 of real estate and land, and the remainder in leasehold improvements and construction in process.

NOTE 4. LINES OF CREDIT

At December 31, 2000, Southwest Water had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $26,000,000. Two of the lines of credit were renewed during 2000 and do not expire until 2002. The remaining line, with a balance of $3,469,000, expires in 2001 and is currently being renegotiated. The Company expects to maintain all of the lines of credit in the normal course of business. During March 2001, the Company amended its credit agreements and increased its available lines to $30,000,000. The increase is subject to negotiation when the lines are renewed. Under two of the lines of credit, interest is charged at the banks' prime rates less 1/4%. The Company may also borrow at an interest rate that is lower than this; however, certain minimum borrowing requirements must be maintained for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. One of the line of credit agreements requires a commitment fee of 1/4% per year of the unused portion of the available lines of credit, calculated and payable on a quarterly basis. Two of the lines of credit require a nominal annual fee, and the third line requires no annual fee. Each of the line of credit agreements, as amended, contains certain financial covenants, and the Company was in compliance with all applicable restrictions at December 31, 2000.

A summary of borrowing on the lines of credit during the years ended December 31, 2000 and 1999 is presented below:

--------------------------------------------------------------------------------------
                                                                 2000            1999
--------------------------------------------------------------------------------------
                                                              (in thousands)
Notes payable to banks at December 31                        $ 22,720         $ 6,593
Weighted average interest rate at December 31                   8,00%           7,75%
Maximum amount of borrowings outstanding at any month end    $ 22,720         $ 6,593
Average borrowings during the year                           $ 16,473         $ 5,398
Weighted average interest rate during the year                  7,75%           6,77%
--------------------------------------------------------------------------------------


NOTE 5. OTHER CURRENT LIABILITIES

Included in other current liabilities at December 31, 2000 and 1999 are the following:

--------------------------------------------------------------------------------------
                                                                   2000          1999
--------------------------------------------------------------------------------------
                                                               (in thousands)
Accrued salaries, wages and benefits                            $ 5,440       $ 3,725
Deferred revenue                                                  1,713             0
Volume related accrual                                            1,677         2,749
Accrued interest payable                                          1,067           671
Franchise and other taxes                                           932           663
Drafts payable                                                      511         1,008
Accrued dividends payable                                           485           394
Current portion of advances for construction                        394           398
Other                                                             2,219         2,878
--------------------------------------------------------------------------------------
                                                               $ 14,438      $ 12,486
======================================================================================


The Company has a lease agreement covering a large construction project and the lessor has exercised a purchase option under the agreement to buy out the lease from the Company in 2001. Monthly lease payments have been deferred, and the deferred revenue recorded, pending completion of the buyout. Deferred revenue will be recognized and a portion applied to the receivable.

NOTE 6. LONG-TERM DEBT

The long-term debt outstanding at December 31, 2000 and 1999 is as follows:

-----------------------------------------------------------------------------------------
                                                                   2000            1999
-----------------------------------------------------------------------------------------
                                                             (in thousands)
Suburban First Mortgage Bond, Series A, due 2006, at 8.93%
     interest rate, with semi-annual interest payments         $   6,000      $    6,900
Suburban First Mortgage Bond, Series B, due 2022, at 9.09%
     interest rate, with semi-annual interest payments             8,000           8,000
Suburban First Mortgage Bond, Series C, due 2006, at 7.61%
     interest rate, with semi-annual interest payments             8,000           8,000
NMUI First Mortgage Bond, Series A, due 2002, at 8.86%
     interest rate, with semi-annual interest payments             2,000           2,000
NMUI First Mortgage Bond, Series B, due 2006, at 7.64%
     interest rate, with semi-annual interest payments             4,000           4,000
-----------------------------------------------------------------------------------------
Long-term debt before current maturities                          28,000          28,900

Less current maturities                                             (900)           (900)
-----------------------------------------------------------------------------------------
Long-term debt                                                 $  27,100      $   28,000
-----------------------------------------------------------------------------------------

Suburban's First Mortgage Bond, Series A, requires annual sinking fund payments of $900,000. The bond is nonrefundable and may be redeemed at the option of the Company at a price of par plus a call premium. Suburban's First Mortgage Bonds, Series B and C, and NMUI's First Mortgage Bonds, Series A and B, do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the existing indentures. Substantially all of the Company's utility plant is pledged as collateral for these bonds (Note 3).

Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company. Suburban and NMUI pay regular quarterly dividends to Southwest Water. In addition, in 1999, Suburban paid a specially authorized dividend of $3,000,000 to Southwest Water. As of December 31, 2000 and 1999, both Suburban and NMUI were in compliance with dividend limitations mandated in the indentures. At December 31, 2000 and 1999, the combined indenture limits for dividends totaled $21,230,000 and $17,687,000, respectively. Aggregate annual maturity and sinking fund requirements of all long-term debt are $900,000 for the year ending December 31, 2001 and for each of the three years ended December 31, 2005. Annual maturity and sinking fund requirements are $2,900,000 for the year ended December 31, 2002, and include NMUI's Series A Bonds, which mature in 2002.

Also reported as debt in the Company's consolidated balance sheets is $797,000 currently payable that was an assumed liability recorded in connection with the Company's acquisition of Windermere in October 2000.

NOTE 7. INCOME TAXES

The components of the current and deferred income tax provisions are as follows:

-------------------------------------------------------------------------------------------------------
                                                                              2000      1999    1998
-------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Current tax expense:
     Federal                                                                 $1,972   $2,156   $ 1,683
     State                                                                      498      497       306
-------------------------------------------------------------------------------------------------------
                                                                              2,470    2,653     1,989
-------------------------------------------------------------------------------------------------------
Deferred income taxes (benefits):
     Federal                                                                    865    1,631       268
     State                                                                      (19)      85        32
-------------------------------------------------------------------------------------------------------
                                                                                846    1,716       300
-------------------------------------------------------------------------------------------------------
Change in regulatory assets and regulatory liabilities, net                    (107)    (442)      (49)
Investment tax credit amortization                                              (49)     (49)      (49)
-------------------------------------------------------------------------------------------------------
Provision for income taxes                                                   $3,160   $3,878    $2,191
-------------------------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

-------------------------------------------------------------------------------------------------------
                                                                               2000     1999      1998
-------------------------------------------------------------------------------------------------------
Provision computed at statutory rates                                            34%      34%       34%
State income taxes, net of federal tax benefit                                    5%       4%        1%
Goodwill amortization and other non-deductible expenses                           1%       1%        2%
Compensation expense on stock options exercised
deductible for tax purposes                                                     (2%)     (2%)        0%
Investment tax credits                                                          (1%)     (1%)      (1%)
Depreciation                                                                      1%       1%        1%
Other, net                                                                      (1%)       3%        3%
--------------------------------------------------------------------------------------------------------
                                                                                 37%      40%       40%
--------------------------------------------------------------------------------------------------------


Net deferred income taxes consist of the following at December 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------------
                                                                                        2000      1999
-------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Deferred income tax assets:
    Contributions in aid of construction and advances for construction                $2,906    $3,113
    Reserves                                                                           1,407     1,362
    Investment tax credits                                                               480       506
    Pension                                                                              309       395
    Other                                                                                150        63
-------------------------------------------------------------------------------------------------------
Total deferred Income tax assets                                                       5,252     5,439
-------------------------------------------------------------------------------------------------------

Deferred income tax liabilities:
    Depreciation                                                                       9,488     9,033
    Section 1031 like-kind property exchange gain                                      1,209     1,241
    Production cost balancing accounts                                                   710       441
    Gains on condemnation of land                                                        639       684
    Deferred debt expenses                                                                92        99
    Other                                                                                102        87
-------------------------------------------------------------------------------------------------------
Total deferred income tax liabilities                                                 12,240    11,585
-------------------------------------------------------------------------------------------------------
Net deferred income tax liabilities                                                  $ 6,988   $ 6,146
-------------------------------------------------------------------------------------------------------


Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 2000 or 1999.

NOTE 8. EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations:

                                                               Dividends on                Effect of
                                                                Preferred                   Dilutive
                                                 Net Income       Shares      Basic EPS     Options     Diluted EPS
--------------------------------------------------------------------------------------------------------------------
                                                             (in thousands except per share amounts)
       2000
       ----
Income (numerator)                                 $5,381        $(27)          $5,354       $   0          $5,354
Shares (denominator)                                                             8,273         342           8,615
Per share amount                                                                $ 0.65                      $ 0.62
                                                                               ========                   ========
       1999
       ----
Income (numerator)                                 $5,819        $(27)          $5,792       $   0          $5,792
Shares (denominator)                                                             8,010         308           8,318
Per share amount                                                                $ 0.72*                     $ 0.70*
                                                                               ========                   ========

       1998
       ----
Income (numerator)                                 $3,349        $(27)          $3,322       $   0          $3,322
Shares (denominator)                                                             7,883         179           8,062
Per share amount                                                                $ 0.42                      $ 0.41
                                                                               ========                   ========

--------------------------------------------------------------------------------------------------------------------

* In September 1999, the Company recorded a gain on sale of surplus land formerly used in utility operations. The gain added approximately $1,600,000 to net income, or $.20 per basic and diluted share.


In 2000, approximately 10,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect. No stock options were excluded from the calculation in 1999 or 1998.


NOTE 9. STOCKHOLDERS' EQUITY

The Company is currently authorized to issue 25,000,000 common shares at a par value of $.01 per share. The current quarterly cash dividend to common stockholders is $0.56 per share. At December 31, 2000, there were 8,533,734 common shares outstanding after adjustment for a 5-for-4 stock split (or 1,707,333 shares) paid in the form of a stock dividend to stockholders of record on January 1, 2001. As of December 31, 1999, there were 8,058,787 common shares outstanding after adjustment for a 3-for-2 stock split (or 2,141,958 shares) paid in the form of a stock dividend to stockholders of record on October 1, 1999. The weighted average number of outstanding common shares and dividends per common share reflect the stock splits and stock dividends.

The Company is currently authorized to issue 250,000 preferred shares at a per value of $.01 per share. There were 10,288 and 10,341 preferred shares outstanding at December 31, 2000 and 1999, respectively. Series A-preferred stockholders are entitled to annual dividends of $2.625 per share. Series A-preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

Southwest Water has a dividend reinvestment and stock purchase plan (DRIP) that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The DRIP permits optional cash purchases of stock at current market values up to a maximum of $3,000 per quarter. As of December 31, 2000, there were 930,233 shares (adjusted for stock splits and stock dividends) authorized for issuance under the DRIP and 182,806 shares were available for issuance.

NOTE 10. STOCK COMPENSATION PLANS

At December 31, 2000, Southwest Water had three stock-based compensation plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. The Company has elected to follow the accounting provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and to provide the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation. If compensation expense for the Company's three stock-based compensation plans had been determined using the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows:

---------------------------------------------------------------------------------------------------------
                                                                          2000         1999         1998
---------------------------------------------------------------------------------------------------------
                                                                (in thousands except per share data)
Net income available for common shares            As reported           $5,354      $ 5,792     $  3,322
                                                  Pro forma             $5,053      $ 5,612     $  3,208
---------------------------------------------------------------------------------------------------------
Basic earnings per common share                   As reported           $ 0.65      $  0.72     $   0.42
                                                  Pro forma             $ 0.61      $  0.70     $   0.41
---------------------------------------------------------------------------------------------------------
Diluted earnings per common share                 As reported           $ 0.62      $  0.70     $   0.41
                                                  Pro forma             $ 0.59      $  0.67     $   0.40
---------------------------------------------------------------------------------------------------------

In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

---------------------------------------------------------------------------------------------------------
                                                                      2000           1999          1998
---------------------------------------------------------------------------------------------------------
Dividend yield                                                        1.7%           1.8%          2.3%
Expected volatility                                                  29.2%          42.1%         32.4%
Risk free interest rate                                               4.5%           5.0%          5.5%
Expected life in years                                                  6              7             6
---------------------------------------------------------------------------------------------------------

Stock Option Plan (SOP): In 1988, the stockholders approved the SOP and in 2000, the stockholders approved an amendment to the SOP, which increased the number of authorized and available shares for issuance by 937,500, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. As of December 31, 2000, there were 775,193 shares (adjusted for the stock splits and stock dividends) authorized for issuance under the SOP, and 637,640 shares were available for issuance.

Under the SOP, Southwest Water may grant non-qualified stock options to officers, employees and certain consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. Prior to the approval of the Director Option Plan discussed below, the Company also granted non-qualified options to certain non-employee directors of the Company. Options vest equally over a period of five years and expire seven years and one day from the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant. Restricted stock was issued under the SOP prior to 1993 and was held in escrow until the restrictions lapsed. The Company released 13,291 shares of restricted stock from escrow in 1999. All restricted stock has been issued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the SOP and changes during the years ended as of December 31, 2000, 1999 and 1998 is presented below:

-------------------------------------------------------------------------------------------------------------------------
                                                   2000                      1999                    1998
-------------------------------------------------------------------------------------------------------------------------
                                                          Weighted                  Weighted                Weighted
                                                          Average                   Average                 Average
                                                          Exercise                  Exercise                Exercise
Fixed Options                               Shares         Price      Shares         Price      Shares       Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            804,914         $6.02    655,203       $5.06      532,388        $4.55

Granted                                     212,125         11.14    254,812        8.11      167,573         6.74
Exercised                                   (81,554)         5.32    (81,600)       4.93      (44,758)        5.28
Forfeited                                   (14,906)         7.59    (23,501)       5,90            0         0.00
                                            -------                  -------                  -------
Outstanding at end of year                  920,579          7.23    804,914        6.02      655,203         6.32
                                            =======                  =======                  =======
Options exercisable at year-end             376,912         $5.01    328,796       $4.58      315,112        $5.69
                                            =======                  =======                  =======
Weighted average fair value                   $2.89                    $3.58                    $2.10
                                            =======                  =======                  =======
-------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about fixed stock options outstanding at December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
2000                                    Options Outstanding                           Options Exercisable
-------------------------------------------------------------------------------------------------------------------------
                                             Weighted
                                             Average
                           Number           Remaining            Weighted          Number          Weighted
      Range of          Outstanding      Contractual Life        Average        Exercisable        Average
   Exercise Prices      at 12/31/00          in Years         Exercise Price    at 12/31/00     Exercise Price
-------------------------------------------------------------------------------------------------------------------------
   $2.00 to $5.00        451,247              7.5                 $9.52           45,697              $8.12
   $5.00 to $7.00        286,513              5.1                 $6.08          164,256              $5.85
   $7.00 to $12.00       182,819              4.1                 $3.38          166,959              $3.33
   -----------------------------                                                 -------
   $2.00 to $12.00       920,579              4.2                 $7.23          376,912              $5.01
a------------------------------------------------------------------------------------------------------------------------

Director Option Plan (DOP): In 1996 the stockholders approved the DOP for non-employee directors, and in 2000, approved an amendment to the DOP, which provided for an increase of 150,000 shares reserved for issuance. As of December 31, 2000, there were 297,656 shares (adjusted for the stock splits and stock dividends) authorized for issuance under the DOP and 202,586 shares were available for issuance. The DOP provides for an automatic grant of options to purchase 5,000 shares of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006. New directors are granted an initial option to purchase 5,000 shares of the Company's common stock upon appointment to the Board of Directors. The DOP options become exercisable in equal installments over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the status of the DOP and changes during the years ended as of December 31, 2000, 1999 and 1998 is presented below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                2000                        1999                      1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Weighted                    Weighted                 Weighted
                                                                        Average                    Average                  Average
                                                                       Exercise                    Exercise                 Exercise
Fixed Options                                             Shares         Price        Shares        Price       Shares       Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                          51,261         $6.71        41,334        $5.99       20,667        $5.13

Granted                                                   37,500         10.00        17,712         8.00       20,667         6.88
Exercised                                                      0             0        (6,309)                        0            0
Forfeited                                                      0             0        (1,476)                        0            0
                                                       -------------------------------------                  --------
Outstanding at end of year                                88,761          8.10        51,261         6.75       41,334         5.99
                                                       =========                    ========                  ========
Options exercisable at year-end                           42,405         $6.44        23,221        $5.80            0        $0.00
                                                       =========                    ========                  ========
Weighted average fair value of
options granted during the year                            $3.17                       $3.40                     $2.11
                                                       =========                    ========                  ========
------------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the director stock options outstanding as of December 31, 2000:

                                              Weighted
                                               Average
                                Number        Remaining           Weighted          Number          Weighted
      Range of               Outstanding   Contractual Life        Average        Exercisable        Average
   Exercise Prices           at 12/31/00       in Years         Exercise Price    at 12/31/00     Exercise Price
-----------------------------------------------------------------------------------------------------------------
   $2.00 to $6.00                 15,837         4.7                    $5.09           15,837             $5.09
   $6.00 to $7.00                 17,712         8.0                    $6.88           17,712             $6.88
   $7.00 to $10.00                55,212         7.6                    $9.36            8,856             $8.00
-----------------------------------------                                          ------------
   $2.00 to $12.00                88,761         4.2                    $8.10           42,405             $6.44
-----------------------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan (ESPP): The Company has a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued 12,596 shares, 11,256 shares and 12,142 shares to employees in 2000, 1999 and 1998, respectively. At December 31, 2000, 775,193 shares (after adjustment for stock splits and stock dividends) were reserved for issuance under the ESPP and 637,640 shares were available for issuance. Using the method described under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model. The weighted average value per share of those purchase rights granted in 2000, 1999 and 1998 was $1.116, $1.569 and $0.979, respectively, which resulted in compensation expense of $12,596, $13,905 and $9,637, respectively, and is included in the pro forma net income available for common share amounts.

NOTE 11. EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plan: Prior to December 30, 1999, Southwest Water had a non-contributory defined benefit pension plan (the Pension Plan) under which employees of the parent company, Suburban and NMUI who had one or more years of service and had attained the age of 21 years were qualified to participate. On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering employees of the parent company, Suburban and NMUI. The Company applied for an Internal Revenue Service
(IRS) determination in April 2000, and anticipates final approval from the IRS in mid- to late- 2001. Upon plan termination and favorable determination from the IRS, the net assets of the Pension Plan will be distributed as permitted by ERISA and its related regulations. The Company will account for the plan termination under SFAS No. 71 and will recognize any termination gain or loss when final settlement of the Pension Plan has taken place, all assets have been distributed and the Company no longer has primary responsibility for the pension benefit obligation. The Company may be required to pay certain excise taxes on any amounts currently held by the Pension Plan that are not ultimately distributed to the vested participants. Southwest Water does not expect the termination of the Pension Plan to adversely affect its financial position or results of operations.

Prior to the Pension Plan termination, the Company funded the minimum required statutory amount and in 1999 and 1998, no contributions were required. Prior to cessation of benefit accruals, benefits to employees were based upon their years of service and their average compensation for the five highest consecutive years of the last ten years before retirement. Benefits are reduced if a participant retires before a certain age. Approximately 82 % of Pension Plan assets are invested in retirement money market funds, in addition to a group retirement policy consisting of a guaranteed insurance contract. The remaining 18 % of Pension Plan assets are invested primarily in the Southwest Water's common stock. The Pension Plan owns 198,646 shares of the Company's common stock, which had a market value of approximately $2,364,000 and $2,384,000 at December 31, 2000 and 1999, respectively. The Pension Plan received dividends on these shares of approximately $42,000 and $34,000 in 2000 and 1999, respectively.

The following tables provide the actuarial assumptions used in determining the Pension Plan Valuation, the reconciliation of the Projected Benefit Obligation and the reconciliation of Pension Plan assets.

Weighted-Average Assumptions                                                2000                1999
-----------------------------------------------------------------------------------------------------
Discount rate                                                               6.5%                6.5%
Expected return on plan assets                                              8.0%                8.0%
Rate of compensation increase                                               3.0%                3.0%
-----------------------------------------------------------------------------------------------------


 Pension Benefits
---------------------------------------------------------------------------------        ------------
                                                                            2000                1999
---------------------------------------------------------------------------------        ------------
Change in benefit obligation
Benefit obligation at beginning of year                              $    11,495            $ 10,265
Amendments
                                                                               0               1,898
Service cost                                                                   0                 536
Interest cost                                                                730                 667
Actuarial gain (loss)                                                          0                   0
Plan curtailment                                                               0              (1,586)
Benefits paid                                                               (343)               (285)
                                                                    -------------          ----------
Benefit obligation at end of year                                    $    11,882            $ 11,495
                                                                    -------------          ----------
Change in plan assets
Fair value of plan assets at beginning of year                       $    14,152            $ 13,032
Actual return on plan assets                                               1,614               1,405
Employer contribution                                                          0                   0
Benefits paid                                                               (343)               (285)
                                                                    -------------          ----------
Fair value of plan assets at end of year                             $    15,423            $ 14,152
                                                                    -------------          ----------
Funded status                                                              3,541               2,657
Unrecognized net actuarial gain                                           (2,522)             (2,082)
Unrecognized net asset                                                      (247)               (372)
                                                                     ------------          ----------
Prepaid benefit cost                                                  $      772            $    203
                                                                     ============          ==========
Components of net periodic benefits
Service cost                                                          $        0            $    536
Interest cost                                                                730                 667
Expected return on plan assets                                            (1,132)             (1,043)
Amortization of prior service costs                                          (10)                (10)
Recognized actuarial gain                                                    (32)                (27)
Recognized net initial asset                                                (125)               (125)
                                                                     -------------          ----------
Net periodic benefit cost                                             $     (569)            $    (2)
                                                                     ============           ==========

Defined Contribution Plans: The Company has established a 401(k) profit sharing plan (the ECO Plan) covering employees of its contract operations business. The ECO Plan provides for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15 % of their salary to the ECO Plan. The Company matches a participant's contribution for an amount up to 50 % of the first 4% of the participant's salary. Company contributions vest immediately. Company contributions to the ECO Plan were $181,000, $181,000 and $152,000 in 2000, 1999 and 1998, respectively. The assets of the ECO Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments.

The Company also established a 401(k) plan (Utility Plan) covering employees of the parent Company, Suburban and NMUI. Employees become eligible for participation on the first of the month following their date of hire. Under the amendment, the Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions up to a maximum Company match of 4%. In addition, the Company contributes $250 semi-annually to each eligible employee. The Company contributions vest depending upon an employee's length of service. Company contributions to the Utility Plan were $309,000 in 2000. The assets of the Utility Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments.

In connection with its acquisition of MTI, Southwest Water has maintained a 401(k) plan for its employees of MTI (MTI Plan). Employees become eligible for participation after one year of employment. The MTI Plan provides that MTI may make annual discretionary contributions. In 2000, MTI contributed approximately $19,000 to the MTI Plan. MTI contributions vest immediately. The assets of the MTI Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments.

Supplemental Executive Retirement Plan (SERP):

The Company adopted the SERP, effective May 8, 2000. Eligibility to participate in the SERP is determined by Southwest Water's Board of Directors. Two executive officers were selected to participate in the SERP. Under the SERP, a vested participant with five to ten years of service will be eligible for yearly benefit for his lifetime, beginning at age 65, equal to:(1) the participant's average annual compensation multiplied by (2) the applicable compensation percentage less (3) the social security benefit and less (4) benefits received under the Pension Plan.


NOTE 12. SEGMENT INFORMATION

Under SFAS No. 131, Segment Reporting, Southwest Water has two reportable segments: non-regulated and regulated operations. The non-regulated contract operations segment operates and manages water and wastewater treatment facilities owned by cities, municipalities and private entities. Revenue is derived through municipal utility district contracts and operations and maintenance contracts. Also included in the non-regulated segment is the Company's submetering operation. Utility submetering involves the installation of electronic equipment in various multi-family dwellings to allow an allocation of water, gas and electric usage to each individual residential unit. Revenue is derived through contracts with the dwelling owners.

The regulated utility segment provides water and wastewater services through regulated utility operations, and derives revenue from the sales of water and wastewater services to the consumer.

Southwest Water's reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and marketing strategies. The non-regulated segment, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return. The utility operations are governed by the regulatory bodies of the respective states and by the federal government. The service areas in which the utilities operate constitute monopolies with allowable rates of return determined by state regulatory agencies.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Non-                                                         Total
                                                           Regulated     Regulated     Total Segment                   Consolidated
                                                            Segment       Segment       Information       Other         Information
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
As of December 31, 2000
-----------------------
Revenues from external customers                           $  60,425      $  44,316      $   104,741     $     0      $  104,741
Interest income                                                   33             69              102         165             267
Interest expense                                                 (90)         3,136            3,046         606           3,652
Depreciation and amortization                                  1,193          3,990            5,183          81           5,264
Segment operating profit                                       2,863         12,938           15,801      (4,164)         11,637
Income tax provision (benefit)                                   784          3,130            3,914        (754)          3,160
Gain on sales of land                                              0            128              128           0             128
All other                                                        (51)            (6)             (57)        218             161
Other significant non-cash items:
    Non-cash contributions in aid of construction                  0          3,085            3,085           0           3,085
    Segment assets                                            29,950        164,351          194,301       2,351         196,652
    Expenditures for segment assets                            1,216          9,470           10,686          82          10,768

As of December 31, 1999
-----------------------
Revenues from external customers                           $  42,649      $  38,200      $    80,849     $     0      $   80,849
Interest income                                                   46              8               54          12              66
Interest expense                                                  30          2,756            2,786         139           2,925
Depreciation and amortization                                    717          3,674            4,391          57           4,448
Segment operating profit                                       1,528         11,648           13,176      (3,862)          9,314
Income tax provision (benefit)                                   370          3,776            4,146        (268)          3,878
Gain on sales of land                                              0          2,855            2,855           0           2,855
All other                                                         28             96              124         263             387
Other significant non-cash items:
    Non-cash contributions in aid of construction                  0          2,618            2,618           0           2,618
    Segment assets                                            12,450        123,310          135,760       7,190         142,950
    Expenditures for segment assets                              925          8,434            9,359         150           9,509

As of December 31, 1998
-----------------------
Revenues from external customers                           $  36,844      $  35,302      $    72,146     $     0      $   72,146
Interest income                                                   66              8               74          17              91
Interest expense                                                  14          2,742            2,756         228           2,984
Depreciation and amortization                                    736          3,477            4,213          52           4,265
Segment operating profit                                         755         10,509           11,264      (3,209)          8,055
Income tax provision (benefit)                                   192          2,588            2,780        (589)          2,191
Gain on sales of land                                              0            110              110           0             110
All other                                                         15            (11)               4         264             268
Other significant non-cash items:
    Non-cash contributions in aid of construction                  0          1,775            1,775           0           1,775
    Segment assets                                            10,157        115,515          125,672       4,255         129,927
    Expenditures for segment assets                              430         11,363           11,793         128          11,921
-----------------------------------------------------------------------------------------------------------------------------------

NOTE 13. COMMITMENTS AND CONTINGENCIES

ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill, which occurred at an Austin, Texas, sewage pumping station operated by ECO. A hearing was held in Travis County, Texas for Brushy Creek and a summary judgment motion is pending. A trial date for the City of Austin is still pending and expected to take place in late 2001. The Company and ECO intend to vigorously defend against these claims and have requested defense and indemnification by their insurance carrier. At this time, the Company does not believe this matter will have a material adverse effect on the Company's financial position or results of operations.

The Company and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main Basins. In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. The Company anticipates that the California Supreme Court will hear oral arguments during 2001. The Company Southwest Water and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. In April 2000, approximately 240 plaintiffs filed two additional lawsuits similar to the above named actions. Defendants include the Company, Suburban and other water producers in the Main Basin and a number of alleged industrial polluters. Southwest Water expects to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

On June 21, 2000, Suburban entered into a Tolling and Standstill Agreement (tolling agreement) with Aerojet Corporation, a subsidiary of GenCorp (Aerojet). During the 1940's and 1950's , Aerojet, located in Azusa, California, was a major manufacturer of rocket-powered engines. As a result of the manufacturing process, certain contaminants may have been released into the Main Basin. Aerojet has been named as a potentially responsible party for the cleanup of the contamination. In the tolling agreement, Aerojet agreed to toll the running of any statute of limitations with respect to any rights, claims or causes of action Suburban may have or wish to assert against Aerojet as a result of Aerojet's release of contaminants into the Main basin. This agreement preserves Suburban's and the Company's rights beyond the normal statute of limitations period.

Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

The Company leases certain equipment and office facilities under operating leases that expire through 2004. Aggregate rental expense under all operating leases approximated $2,244,000 in 2000, $2,240,000 in 1999 and $2,384,000 in
1998. At December 31, 2000, the future minimum rental commitments under existing non-cancelable operating leases are as follows: 2001-$1,929,000, 2002- $1,582,000, 2003-$1,076,000, 2004-$484,000 and $31,000 thereafter.

NOTE 14. ACQUISITION OF BUSINESSES

In February 2000, the Company purchased the City of West Covina's Water distribution system and facilities for $8,500,000. The transaction added approximately 7,000 connections to Suburban's existing customer base. Net proceeds of $3,900,000 from the sale of land completed in 1999 were used to pay a portion of the purchase price in completion of an IRS like kind exchange. The remaining purchase price was funded by borrowing on the Company's lines of credit. The acquisition was treated as a purchase for accounting purposes and the results of West Covina's operations have been consolidated with those of Southwest Water since February 25, 2000, the effective date of the transaction. The excess of cost over assets acquired was allocated to utility plant and certain costs were capitalized as a part of the transaction.

In April 2000, the Company purchased 80% of the outstanding common stock of MTI for $4,000,000. The purchase price consisted of $2,000,000 in cash and a $2,000,000 note. The acquisition was accounted for using the purchase method of accounting, and the results of MTI's operations have been consolidated with those of Southwest Water since April 1, 2000, the effective date of the transaction. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $3,900,000 and is being amortized over 15 years using the straight-line method.

In 1996, the Company acquired a 49% interest in Windermere, and in October 2000, the Company purchased an additional 31% of Windermere from the former majority owner. The Company also purchased Hornsby. The acquisition was accounted for using the purchase method, and the results of TU's operations have been consolidated with those of Southwest Water since October 1, 2000, the effective date of the transaction. The purchase was made for approximatley $4,000,000 of Southwest Water common stock of Southwest Water, and was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The purchase agreement provides that the Company has the right to acquire the remaining 20% of ownership in Windermere at any point in time when the market value of the Company's stock increases to $20 per share (adjusted for stock splits and dividends), for a purchase price of $6,000,000, payable in Company stock. The minority owner of Windermere has the right to require the Company to purchase the remaining 20% after October 1, 2005, for $6,000,000, payable in Company stock, subject to a limitation on the maximum and minimum number of shares issuable.

NOTE 15. SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

The fluctuations in operating revenues and operating income between quarters reflect the seasonal nature of contract and utility operations. Earnings per basic and diluted common share reflect a 5-for-4 stock split in the form of a stock dividend on January 1, 2001 and a 3-for 2 stock split in the form of a stock dividend on October 1, 1999. Selected unaudited quarterly financial information of the Company is presented in the table below.


2000 Quarters Ended                                            March 31           June 30          September 30        December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands except per share amounts)

Operating revenues                                           $  20,557         $  26,619           $   31,080          $  26,485
Operating income                                                 1,374             3,419                4,497              2,347
Net income                                                         430             1,503                2,132              1,316
Net income available for common shares                             423             1,496                2,125              1,310

Basic earnings per common share                                   0.05              0.19                 0.26               0.15
Diluted earnings per common share                                 0.05              0.17                 0.25               0.15




1999 Quarters Ended                                             March 31           June 30          September 30        December 31
-----------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                           $  16,649         $  19,454            $  22,911          $  21,835
Operating income                                                 1,179             3,750                3,239              1,146
Income before land sale                                            354             1,165                1,659                993
Land sale, net of taxes                                              -                 -                1,648                  -
Net income                                                         354             1,165                3,307                993
Net income available for common shares                             347             1,158                3,300                987

Basic earnings before land sale                                   0.04              0.15                 0.21               0.12
Land sale, net of taxes                                              -                 -                 0.20                  -
Basic earnings per common share                                   0.04              0.15                 0.41               0.12

Diluted before land sale                                          0.04              0.15                 0.19               0.12
Land sale, net of taxes                                              -                 -                 0.20                  -
Diluted                                                           0.04              0.15                 0.39               0.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.
                                   PART III


Item 10. Directors and Executive Officers of the Registrant

Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission (Commission) dated on or about April 12, 2001, under the caption "Governance of the Company," and is hereby incorporated by reference. In addition, information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934, as Amended" is in the Company's definitive Proxy Statement, dated on or about April 12, 2001, and is also hereby incorporated by reference.

Item 11. Executive Compensation

Information related to executive compensation is contained in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 12, 2001, under the captions "Executive Compensation," and "Compensation of Directors Fees and Benefit Plans," and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 12, 2001, under the caption "Beneficial Ownership of the Company's Securities," and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is set forth under the captions "Item I - Election of Directors," "Executive Severance Compensation Agreements," and "Certain Transactions" in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 12, 2001 and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The financial statements listed below are filed as part of this report:

     Independent Auditors' Report
     Consolidated Statements of Income - Three Years Ended December 31, 2000
     Consolidated Balance Sheets - December 31, 2000 and 1999
     Consolidated Statements of Changes in Stockholders' Equity -
        Three Years Ended December 31, 2000
     Consolidated Statements of Cash Flows -
        Three Years Ended December 31, 2000
     Notes to Consolidated Financial Statements


(a)(2) The supplementary financial statement schedule required to be filed with this report is as follows:

                                                                                           Page
                                                                                           ----

       Schedule I - Condensed Financial Information of Registrant........................   47
       Schedule II - Valuation and Qualifying Accounts...................................   51


       Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes to consolidated financial statements thereto.

(a)(3) Exhibit Index.....................................................................   52

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended December 31, 2000.

                                  Schedule I

                            SOUTHWEST WATER COMPANY
           SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Southwest Water Company
Statements of Operations

                                                                  Years Ended December 31,
------------------------------------------------------------------------------------------------
                                                              2000           1999           1998
------------------------------------------------------------------------------------------------
                                                                       (in thousands)
Operating Revenues                                          $     -        $     -        $     -

Operating Expenses:

Selling, general and administrative                           1,494          1,049            716
-------------------------------------------------------------------------------------------------
                                                              1,494          1,049            716
-------------------------------------------------------------------------------------------------

Operating Loss                                               (1,494)        (1,049)          (716)

Other Income (Expense):

Interest expense                                               (606)          (820)          (847)
Interest income                                                 165             13             18
Other                                                            24            263            264
-------------------------------------------------------------------------------------------------
                                                               (417)          (544)          (565)
-------------------------------------------------------------------------------------------------

Loss Before Income Taxes                                     (1,911)        (1,593)        (1,281)

Income Tax Benefit                                              754            248            559
-------------------------------------------------------------------------------------------------

Net Loss Before Equity in Net Income of Subsidiaries         (1,157)        (1,345)          (722)

Equity in Net Income of Subsidiaries                          6,538          7,164          4,071
-------------------------------------------------------------------------------------------------
Net Income                                                  $ 5,381        $ 5,819        $ 3,349
-------------------------------------------------------------------------------------------------

          See accompanying notes to condensed financial information.

                            SOUTHWEST WATER COMPANY
           SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Southwest Water Company
Balance Sheets

                                                 as of December 31,
----------------------------------------------------------------------
Assets                                             2000           1999
----------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                         $   126        $    81
Receivable from subsidiaries, net                   3,175              -
Other current assets                                  336            174
------------------------------------------------------------------------
                                                    3,637            255

Property, plant and equipment, net                    546            546
Investments in subsidiaries and affiliates         55,166         40,936
Deferred income taxes                               1,520          1,329
Other assets                                        3,669          1,033
------------------------------------------------------------------------
                                                  $64,538        $44,099
------------------------------------------------------------------------


Liabilities and Stockholders' Equity
------------------------------------------------------------------------

Current Liabilities:
Other current liabilities                         $ 2,703        $    106
------------------------------------------------------------------------
                                                    2,703            106

Long-term bank notes payable                       12,851          3,154
Other liabilities                                     373            362
------------------------------------------------------------------------
Total Liabilities                                  15,927          3,622

Stockholders' Equity:
Cumulative preferred stock                            514            517
Common stock                                           86             64
Paid-in capital                                    35,568         31,080
Retained earnings                                  12,443          8,816
------------------------------------------------------------------------
Total Stockholders' Equity                         48,611         40,477
------------------------------------------------------------------------
                                                  $64,538        $44,099
------------------------------------------------------------------------

                See accompanying notes to financial statements.

                            SOUTHWEST WATER COMPANY
           SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Southwest Water Company
Statements of Cash Flows

                                                                        For the Years Ended
                                                                            December 31,
-----------------------------------------------------------------------------------------------
                                                             2000           1999           1998
-----------------------------------------------------------------------------------------------
                                                                       (in thousands)
Cash Flows from Operating Activities:
Net income                                                  $  5,381       $ 5,819        $ 3,349
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net income from subsidiaries                                (6,538)       (7,164)        (4,071)
  Depreciation and amortization                                   81            57             52
  Deferred income taxes                                         (191)         (278)           (87)
  Other current assets                                        (3,382)           44            (49)
  Other current liabilities                                    2,597          (629)         1,754
  Other, net                                                  (1,035)         (118)           103
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           (3,087)       (2,269)         1,051
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Acquistion of business                                      (6,980)            0              0
  Additions to property, plant and equipment                     (82)         (150)          (113)
  Dividends received from subsidiaries                         1,569         4,354          1,216
  Other investments, net                                           0        (2,500)             0
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                         (5,493)        1,704          1,103
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Net borrowings on (repayments of) bank notes payable         9,697           854         (1,379)
  Net proceeds from dividend reinvestment,
    employee stock purchase and stock option plans               574           954            659
  Dividends paid                                              (1,646)       (1,389)        (1,266)
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      8,625           419         (1,986)
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              45          (146)           168
Cash and cash equivalents at beginning of year                    81           227             59
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $    126       $    81        $   227
-------------------------------------------------------------------------------------------------

                 See notes to condensed financial information.

                            SOUTHWEST WATER COMPANY
           SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Basis of Presentation: In accordance with the requirements of Regulations S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

Long-Term Debt: The registrant had long-term bank notes payable to banks of approximately $12,851,000 and $3,154,000 as of December 31, 2000 and 1999,
respectively.

Contingencies: Southwest Water is the subject of litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999 and 1998

                                          Balance at    Provision
                                          Beginning     Charged to   Recoveries /    Accounts      Balance at
                                           of Year        Income        Other       Written Off   End of Year
                                         ---------------------------------------------------------------------
                                                                     (in thousands)
2000
Allowance for Doubtful Accounts               $ 1,202       $340         $50         $ (124)      $ 1,468
                                         ---------------------------------------------------------------------

1999
Allowance for Doubtful Accounts               $   895       $367         $ 0         $  (60)      $ 1,202
                                         ---------------------------------------------------------------------

1998
Allowance for Doubtful Accounts               $   711       $319         $ 0         $ (135)      $   895
                                         ---------------------------------------------------------------------

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

3.1D Certificate of Correction of Amendment of Restated Certificate of Incorporation dated September 14, 1998 (incorporated by reference to
      Exhibit 3.1D of Registrant's Form 10-K Report for the year ended December 31, 1999).

3.1E Certificate of Designation of Series E Convertible Preferred Stock Of Southwest Water Company dated January 12, 2000 (incorporated by reference to Exhibit 3.1E of Registrant's Form 10-K Report for the year ended December 31, 1999).

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

4.2A Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A to Registrant's Form 10-K Report for the year ended December 31,1991).

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

10.1A Fifteenth Amendment to the Utility Employees' Retirement Plan dated December 31, 1997 (incorporated by reference to Exhibit 10.1A to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.1B Resolution adopted August 5, 1999 by the Board of Directors regarding Cessation of Benefit Accruals and Termination of the Retirement Plan, Effective December 30, 1999 (incorporated by reference to Exhibit 10.1B to Registrant's Form 10-K Report for the year ended December 31, 1999).

10.1C Sixteenth Amendment to the Utility Employees' Retirement Plan dated December 30, 1999 (incorporated by reference to Exhibit 10.1C to Registrant's Form 10-K Report for the year ended December 31, 1999).

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

10.7 Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q Report for the quarter ended June 30, 2000).

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

10.9 Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995, (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1995).

10.9A Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998, (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.10 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two First Refusal Agreements and Call

        Purchase Agreements between the Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report for the year ended December 31, 1996).

10.11 Credit Agreement between Registrant and Bank of America, N.A. dated July 30, 1999 (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1999).

10.11A First Amendment to Credit Agreement dated June 30, 2000 between Registrant and Bank of America (incorporated by reference to Exhibit 10.11A to Registrant's Form 10-Q Report for the quarter ended
        June 30, 2000).

10.11B Second Amendment to Credit Agreement dated September 29, 2000 between Registrant and Bank of America (incorporated by reference to Exhibit 10.11B to Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

10.12 Credit Agreement between Suburban Water systems, Inc. and Bank of America N.A., dated July 30, 1999 (incorporated by reference to Exhibit
        10.12 to Registrant's Form 10-K Report for the year ended
        December 31, 1999).

10.12B Second Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Bank of America, N.A. (incorporated by reference to Exhibit 10.12B to Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

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

10.13B Second Amendment to the Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated September 29, 1999 (incorporated by reference to Exhibit 10.13B to Registrant's Form 10-K Report for the year ended December 31, 1999).

10.13C Third Amendment to the Amended and Restated Credit Agreement dated July 19, 2000 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13C to Registrant's Form 10-Q Report for the quarter ended June 30, 2000).

10.13D Fourth Amendment to the Amended and Restated Credit Agreement dated September 29, 2000 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13D to Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

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

10.14B Second Amendment to Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated September 29, 1999 (incorporated by reference to
        Exhibit 10.14B to Registrant's Form 10-K Report for the year ended December 31, 1999).

10.14D Fourth Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14D to Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

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

10.15B Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated April 10, 2000 (incorporated by reference to Exhibit 10.15B to Registrant's Form 10-Q Report for the quarter ended March 31, 2000).

10.16 Agreement Between Suburban Water Systems and The City of West Covina, California for the Acquisition of the City's Water Utility System dated February 1, 2000 (incorporated by reference to Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1999).

10.17 IPWC Stockholders Agreement Between Southwest Water Company, Inland Pacific Partners and Inland Pacific Water Company effective January 1, 2000 (incorporated by reference to Exhibit 10.17 to Registrant's
        Form 10-K for the year ended December 31, 1999).

10.18 Limited Liability Company Agreement of Inland Pacific Development Company, LLC effective January 1, 2000 (incorporated by reference to
        Exhibit 10.18 to Registrant's Form 10-K Report for the year ended December 31, 1999).

10.19 Stock Purchase Agreement between Registrant and Milton R. DiGregorio, Beverly A. DiGregorio, and the Milton R. DiGregorio and Beverly A. DiGregorio 2000 Irrevocable Family Trust dated April 3, 2000 (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-Q Report for the quarter ended March 31, 2000).

10.20 Merger Agreement and Plan of Reorganization among Registrant, SW Utility Company, RTNT, Inc., Hornsby Bend Utility Company, Inverness Utility Company, Windermere Utility Company, Inc., HB Merger Sub, Inc. and IU Merger Sub, Inc. dated October 1, 2000 (incorporated by reference to
        Exhibit 10.20 of Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

21.1    Listing of Registrant's subsidiaries.

23.1    Consent of KPMG LLP.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY

By:  /s/ Anton C. Garnier
     --------------------
     ANTON C. GARNIER
     President and Chief Executive Officer
     (Principal Executive Officer)
     March 30, 2001

By:  /s/ Peter J. Moerbeek
     ---------------------
     PETER J. MOERBEEK
     Chief Financial Officer
     (Principal Financial Officer)
     March 30, 2001

By:  /s/ Thomas C. Tekulve
     ---------------------
     THOMAS C. TEKULVE
     Vice President Finance
     (Principal Accounting Officer)
     March 30, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ H. Frederick Christie                     /s/ Donovan D. Huennekens
-------------------------                     -------------------------
H. FREDERICK CHRISTIE                         DONOVAN D. HUENNEKENS
Director                                      Director
March 30, 2001                                March 30, 2001

/s/ Anton C. Garnier                          /s/ Maureen A. Kindel
--------------------                          ---------------------
ANTON C. GARNIER                              MAUREEN A. KINDEL
Director                                      Director
March 30, 2001                                March 30, 2001

/s/ Monroe Harris                             /s/ Richard G. Newman
-----------------                             ---------------------
MONROE HARRIS                                 RICHARD G. NEWMAN
Director                                      Director
March 30, 2001                                March 30, 2001