Form 10-Q
period 2001-03-31
SOUTHWEST WATER CO
filed 2001-05-10
CIK 92472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

     _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 10, 2001, there were 8,607,309 common shares outstanding.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.     Financial Information:                                      Page No.
-------     ----------------------                                      --------
Item 1.     Financial Statements:

            Condensed Consolidated Statements of Income -
            Three Months Ended March 31, 2001 and 2000                         1

            Condensed Consolidated Balance Sheets -
            As of March 31, 2001 and December 31, 2000                         2

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000                         3

            Notes to Condensed Consolidated Financial Statements               4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      5

Item 3.     Quantitative and Qualitative Disclosures About Market Risk         8

Part II.    Other Information:
--------    ------------------

Item 1.     Legal Proceedings                                                  9

Item 6.     Exhibits and Reports on Form 8-K                                  10

            Signatures                                                        11

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Southwest Water Company and Subsidiaries
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF INCOME
                                  (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
---------------------------------------------------------------------------------------------------
                                                                     2001               2000
---------------------------------------------------------------------------------------------------
                                                               (in thousands except per share data)
Operating Revenues                                                 $ 23,215           $ 20,557

Operating Expenses:
Direct operating expenses                                            17,760             16,073
Selling, general and administrative                                   3,579              3,110
---------------------------------------------------------------------------------------------------
                                                                     21,339             19,183

Operating Income                                                      1,876              1,374
Other Income (Expense):
Interest expense                                                       (992)              (788)
Interest income                                                          19                 82
Other                                                                   (40)                49
---------------------------------------------------------------------------------------------------
                                                                     (1,013)              (657)

Income Before Income Taxes                                              863                717
Provision for income taxes                                              328                287
---------------------------------------------------------------------------------------------------

Net Income                                                              535                430
Dividends on preferred shares                                             7                  7
---------------------------------------------------------------------------------------------------

Net Income Available for Common Shares                             $    528           $    423
===================================================================================================

Earnings per Common Share (Note 3):
     Basic                                                         $   0.06           $   0.05
     Diluted                                                       $   0.06           $   0.05
===================================================================================================

Cash Dividends per Common Share (Note 3)                           $   0.06           $   0.05
===================================================================================================

Weighted Average Outstanding Common Shares (Note 3):
     Basic                                                            8,567              8,079
     Diluted                                                          8,981              8,436
===================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,         December 31,
------------------------------------------------------------------------------------------------------------
ASSETS                                                                          2001                2000
------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
                                                                                     (in thousands)
Current Assets:
Cash and cash equivalents                                                    $     1,243        $     1,379
Customers' accounts receivable, net                                               19,370             17,830
Other current assets                                                               8,522              7,597
------------------------------------------------------------------------------------------------------------
                                                                                  29,135             26,806
Property, Plant and Equipment:
Utility property, plant and equipment -- at cost                                 208,710            206,100
Contract operations property, plant and equipment -- at cost                       9,163              8,394
------------------------------------------------------------------------------------------------------------
                                                                                 217,873            214,494
Less accumulated depreciation and amortization                                    58,237             56,651
------------------------------------------------------------------------------------------------------------
                                                                                 159,636            157,843

Other Assets                                                                      12,134             12,003
------------------------------------------------------------------------------------------------------------
                                                                             $   200,905        $   196,652
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank notes payable                     $     4,508        $     5,166
Accounts payable                                                                   5,208              5,983
Other current liabilities                                                         16,575             14,438
------------------------------------------------------------------------------------------------------------
                                                                                  26,291             25,587
Other Liabilities and Deferred Credits:
Long-term debt                                                                    27,100             27,100
Bank notes payable                                                                21,999             19,251
Advances for construction                                                          7,771              7,891
Contributions in aid of construction                                              51,231             50,644
Deferred income taxes                                                              7,081              6,988
Other liabilities and deferred credits                                            10,516             10,580
------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                           151,989            148,041

Stockholders' Equity
Cumulative preferred stock                                                           514                514
Common stock                                                                          86                 86
Paid-in capital                                                                   35,825             35,568
Retained earnings                                                                 12,491             12,443
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        48,916             48,611
------------------------------------------------------------------------------------------------------------
                                                                             $   200,905        $   196,652
============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
-------------------------------------------------------------------------------------------------------------
                                                                                      2001             2000
-------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Cash Flows From Operating Activities:
Net Income                                                                          $    535         $    430
Adjustments to reconcile net income to
    net cash provided by operating activities                                            651              869
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              1,186            1,299
-------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to property, plant and equipment                                            (3,432)          (1,486)
Acquisition of business                                                                    0           (8,500)
Other investments, net                                                                     0             (336)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (3,432)         (10,322)
-------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net borrowing on bank notes payable                                                    1,943            5,074
Contributions in aid of construction and advances for construction                       587              316
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan, and stock option plans                                198              199
Dividends paid                                                                          (485)            (394)
Payments on advances                                                                    (133)             (70)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              2,110            5,125
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (136)          (3,898)
Cash and cash equivalents at beginning of period                                       1,379            4,146
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  1,243         $    248
=============================================================================================================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                       $    906         $    900
     Income taxes                                                                   $     20         $      -
Depreciation and amortization                                                       $  1,643         $  1,162
Non-cash contributions in aid of construction
     conveyed to Company by developers                                              $    423         $    161

See accompanying notes to condensed consolidated financial statements.

                   SOUTHWEST WATER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (Unaudited)


1. Southwest Water Company (Southwest Water or the Company) provides a broad range of services including water production and distribution, wastewater collection and treatment and utility submetering. The Company owns regulated public utilities and also serves utility districts and private companies under contract. Southwest Water serves more than one million people in 30 states from coast to coast.

     Through its wholly owned subsidiary, ECO Resources, Inc. (ECO), the Company operates and manages water and wastewater treatment facilities owned by cities, municipal utility districts and private entities. Nationwide, the Company provides utility submetering and billing and collection services through its 80%-owned subsidiary, Master Tek International, Inc. (MTI). Southwest Water owns and operates water and wastewater utilities through three wholly owned subsidiaries, Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Texas Utilities (TU). TU consists of an 80%-owned utility, Windermere Utility Company located near Austin, Texas, and 100% ownership of Hornsby Bend Utility Company, an adjacent water utility.

     The unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of Southwest Water as of March 31, 2001, and the Company's results of operations for the three months ended March 31, 2001. All such adjustments are of a normal recurring nature.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (USA) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the 2000 Annual Report). Southwest Water is not aware of any new accounting standards that would have a material impact on the Company's financial position, results of operations or cash flow.

3. Southwest Water records earnings per share (EPS) by computing basic EPS and diluted EPS in accordance with accounting principles generally accepted in the USA. Basic EPS measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options and warrants give rise to potentially dilutive common shares.

4. Southwest Water has two reportable segments as defined under the requirements of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. There was no change in the basis of segmentation or in the basis of measurement of segment profit or loss from the information reported in the 2000 Annual Report.

The following table sets forth the disclosures about the Company's reportable segments required by SFAS No. 131.

                                                                             Total                           Total
                                               Non-                         Segment                       Consolidated
                                          Regulated        Regulated      Information          Other      Information
                                          ----------------------------------------------------------------------------
                                                                         (in thousands)
Three months Ended March 31, 2001
---------------------------------
Revenues from external customers            $13,826         $  9,389         $ 23,215         $     0         $ 23,215
Segment operating profit                        698            2,255            2,953          (1,077)           1,876

As of March 31, 2001
--------------------
Segment assets                               33,252          165,496          198,748           2,157          200,905

Three months Ended March 31, 2000
---------------------------------
Revenues from external customers            $12,347         $  8,210         $ 20,557         $     0         $ 20,557

Segment operating profit                        259            2,150            2,409          (1,035)           1,374

As of March 31, 2000
--------------------
Segment assets                               13,595          128,287          141,882           7,921          149,803

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's liquidity, capital resources and cash flows from operations are influenced primarily by construction expenditures at Suburban, NMUI and TU for the addition, replacement and renovation of water and wastewater utility facilities. The Company's capital resources are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. As fully described in the 2000 Annual Report, ECO financed and built a reverse-osmosis water treatment plant. In connection with this project, ECO recorded a receivable for the work done and expects to receive payment for the full amount from the El Paso County Water Authority in 2001.

     At March 31, 2001, Southwest Water had cash and cash-equivalent balances totaling $1,243,000 and three separate unsecured lines of credit of $26,000,000 from three commercial banks. During March 2001, the Company secured a $4,000,000 increase in its lines of credit, increasing its borrowing capacity to $30,000,000. As of March 31, 2001, the Company had no borrowing outstanding on the $4,000,000 increase. The $4,000,000 increase in the lines expires in August 2001 and the remaining lines expire in 2002. The Company expects to maintain its lines of credit in the normal course of business. At March 31, 2001, outstanding line of credit borrowing was $24,663,000. During the first three months of 2001, the Company's outstanding line of credit borrowing increased $1,943,000 primarily due to additional cash requirements for additions to utility plant. Each of the line of credit agreements, as amended, contains certain financial covenants. As of March 31, 2001, Southwest Water was in compliance with all applicable covenants of the line of credit agreements.

     In addition to its lines of credit, Southwest Water has existing borrowing capacity under its First Mortgage Bond Indentures of approximately $52,000,000. However, the amount of additional borrowing available to the Company under its current commercial lines of credit is limited by financial covenants that restrict additional borrowing at March 31, 2001, to an amount no greater than the remaining unused credit line amount.

     During the first quarter of 2001, the Company's additions to property, plant and equipment were $3,855,000, representing an increase from the same period in 2000 of $2,208,000, excluding the purchase of the City of West Covina water distribution system (West Covina system). The increase was due primarily to the addition of utility plant at NMUI. Developers made contributions in aid of construction
(CIAC), and advances totaling $1,010,000 during the quarter ended March 31, 2001, of which $587,000 was received in cash and $423,000 was received as non-cash contributions of property. Company-financed capital additions were $2,845,000, funded primarily by cash flow from operations and borrowing on the lines of credit. Southwest Water estimates that its total capital additions in 2001 will be approximately $10,000,000, primarily for utility plant, and that cash flows from operations and CIAC will fund these additions.

     The Company anticipates that its available line of credit borrowing capacity and the cash flow generated from operations will be sufficient to fund its activities during the next 12 months. Southwest Water is currently reviewing various capital financing alternatives, and expects to secure new growth and acquisition funding over the next several quarters. The amount and timing of any future long-term financing will depend on various factors, including the timeliness and adequacy of rate increases, the availability of capital, and the Company's ability to meet interest and fixed charge coverage requirements. Regulatory approval is required for any long-term financing by Suburban or NMUI. If Southwest Water is unable to renew its existing lines of credit or obtain additional long-term financing, capital spending or acquisitions will be reduced or delayed until new financing arrangements are secured. Such financing arrangements could include seeking equity financing through a private placement or a public offering. Similarly, if additional cash is needed to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

REGULATORY AFFAIRS:

     The California Public Utilities Commission (CPUC), the New Mexico Public Regulatory Commission (NMPRC) and the Texas Natural Resources Conservation Commission (TNRCC) regulate the rates and operations of Suburban, NMUI and TU, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. As discussed in the 2000 Annual Report, Suburban has been directed by the CPUC to file a general rate application by July 1, 2001. The CPUC staff has recommended deferral of the filing to March 31, 2002. This proposed deferral is subject to CPUC approval. TU is seeking a general rate increase and expects to file for such increase during May 2001. NMUI is not currently seeking any rate increase; however, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

     Southwest Water closely monitors legislative, CPUC, NMPRC and TNRCC developments. The various water industry associations in which the Company actively participates also monitor these developments. The Company does not know the future possible legislative, CPUC, NMPRC or TNRCC changes that will be enacted or the terms of such changes if enacted. Therefore, management cannot predict the impact, if any, of future legislative changes, CPUC, NMPRC or TNRCC developments or changes on the Company's financial position or results of operations.

     ECO's pricing is not subject to regulation by a public regulatory commission. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's operations and maintenance contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments.

     MTI's pricing is not subject to regulation by a regulatory agency. Most contracts with management companies and owners of apartment or condominium communities are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

SEASONALITY:

     There is seasonality to the water utility and utility management industry; thus, the results of operations for the three months ended March 31, 2001, do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions would have the effect of lowering revenue due to conservation efforts. The Company's contract operations business can also be seasonal in nature. Heavy rainfall hampers ECO's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily adversely affect ECO's opportunities for additional billable work.

ENVIRONMENTAL AFFAIRS:

     Suburban, NMUI and TU operations fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. The primary responsibility of these regulatory agencies is to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. The Company's operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the EPA and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of the Company's water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. The Company believes that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates and contract operations revenues. However, there is no assurance that recovery of such costs will be allowed. To date, Southwest Water has not experienced any material adverse effects upon its financial position or operations resulting from compliance with governmental regulations.

     As discussed in the 2000 Annual Report, and in Part II, Item 3 of this report, the Company and Suburban have been named in several complaints alleging water contamination in the Main San Gabriel Basin in Southern California. In September 1999, the California 2nd District Court of Appeal ordered that the lawsuits be dismissed. A three-judge panel ruled that the CPUC has final regulatory authority in water quality matters. The plaintiffs petitioned the California Supreme Court for review of this decision and the petition was granted. The Company anticipates that the California Supreme Court will hear the case during 2001.

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

     MTI is a utility submetering, billing and collection services company and, as such does not own or operate any water or other production or treatment facilities.

RISK FACTORS:

     Certain statements contained in this Form 10-Q Report for the period ended March 31, 2001, (the March Report) that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Southwest Water to be materially different from any performance or achievements planned, expressed or implied by such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations.

     The March Report should be read in conjunction with the Company's 2000 Annual Report for a more detailed description of the risk factors affecting Southwest Water which include, but are not limited to, revenue backlog information, expectations regarding sales growth and new contracts, potential acquisitions, weather conditions, changes in business conditions, and legal and other contingencies.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Diluted EPS was $.06 in 2001, an increase of 20% compared to $.05 in 2000 (after adjustment for a 5-for-4 stock split in the form of a stock dividend on January 1, 2001).

     Operating income

     First quarter operating income increased $502,000 or 37% and, as a percentage of operating revenues, was 8% in 2001 and 7% in 2000. Non-regulated operating income increased $439,000, due primarily to the acquisition of MTI in April 2000 and to the addition of new contracts at ECO. This increase was partially offset by higher energy costs in California, which adversely affected California operations. Operating income at the utilities increased $105,000, due primarily to the acquisition of TU in October 2000. Also, NMUI experienced an increase in both the number of customers served and water consumption per customer, resulting in a 21% increase in operating income. Suburban had an increase in its operating income because of the acquisition of the West Covina system in February 2000; however, this increase was offset by an overall decrease in water consumption due to cool, wet weather in the first quarter of 2001. Parent Company expenses increased to $42,000.

     Operating revenues

     Operating revenues for the Company increased $2,658,000 or 13% in the first quarter of 2001 compared to the same period in 2000. Non-regulated revenues increased $1,479,000 or 12%, due primarily to the acquisition of MTI in April 2000 and to the addition of new contracts at ECO. These increases helped offset the loss of revenue and income that the Company benefitted from in 2000 with the sale of a large water treatment project near El Paso, Texas. Utility revenues increased $1,179,000, or 14%, primarily due to the addition of TU customers following the acquisition in October 2000. Also, revenue at Suburban was higher due to the addition of the West Covina system in late February 2000.

     Direct operating expenses

     During the first three months of 2001, direct operating expenses increased $1,687,000 or 10%. As a percentage of operating revenues, these expenses were 77% in 2001 and 78% in 2000. Non-regulated direct operating expenses increased $632,000, due primarily to the acquisition of MTI in April 2000. This increase was offset by a reduction in expenses at ECO. The utilities' direct operating expenses increased $1,055,000. The increase was primarily due to the acquisition of TU in October 2000 and to increases in energy costs and other water volume related expenses at Suburban.

     Selling, general and administrative

     Selling, general and administrative expenses increased $469,000 in the first quarter of 2001 as compared to the same period in 2000. As a percentage of operating revenues, these expenses were 15% in both 2001 and 2000. General and administrative expenses of the Company's non-regulated business increased $408,000 due primarily to the acquisition of MTI in April 2000. General and administrative expenses at the utilities increased $19,000, and parent company expenses increased $42,000.

     Interest

     Total interest expense increased by $204,000 in the first three months of 2001 as compared to the same period in 2000. The increase in interest expense was primarily associated with increases in line of credit borrowing to finance the West Covina system acquisition in February 2000 and the MTI acquisition in April 2000.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The Company has certain indebtedness that is subject to variable interest rates. As a result, Southwest Water's interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense paid on the Company's line of credit borrowing, which is determined based upon an agreed rate with the banks. Contractually, the highest interest rates charged on the lines of credit cannot exceed the banks' prime rates less 1/4%.

     At the present time, Southwest Water is utilizing the favorable low interest rates in the current market. To mitigate future market risk, the Company is considering long-term fixed rate refinancing of a portion of its indebtedness. Southwest Water may also consider interest rate swaps to effectively fix interest rates on its line of credit borrowing. The Company's long-term bonds are maintained at a fixed interest rate, and are not subject to market fluctuation of interest.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company's 2000 Annual Report, ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill, which occurred at an Austin, Texas sewage pumping station operated by ECO. In 2000, a hearing was held and a summary judgment motion is pending in one action. A trial for a second action is pending and expected to take place in late 2001. The other two lawsuits remain pending at this date. The Company and ECO intend to vigorously defend against these claims and have requested defense and indemnification by their insurance carrier. At this time, Southwest Water does not believe this matter will have a material adverse effect on its financial position, results of operations or cash flow.

     As discussed in the 2000 Annual Report, the Company and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main Basin. In September 1999, the California 2/nd/ District Court of Appeal ordered that the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. The Company anticipates that the California Supreme Court will hear oral arguments during 2001. Southwest Water and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. In April 2000, approximately 240 plaintiffs filed two additional lawsuits similar to the actions described above. Defendants include the Company, Suburban and other water producers in the Main Basin and a number of alleged industrial polluters. Southwest Water expects to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on the Company's financial position or results of operations.

     On June 21, 2000, Suburban entered into a Tolling and Standstill Agreement (tolling agreement) with Aerojet Corporation, a subsidiary of GenCorp (Aerojet). During the 1940's and 1950's, Aerojet, located in Azusa, California, was a major manufacturer of rocket-powered engines. As a result of the manufacturing process, certain contaminants may have been released into the Main Basin. Aerojet has been named as a potentially responsible party for the cleanup of the contamination. In the tolling agreement, Aerojet agreed to toll the running of any statute of limitations with respect to any rights, claims or causes of action Suburban may have or wish to assert against Aerojet as a result of Aerojet's possible release of contaminants into the Main Basin. This agreement preserves Suburban's and the Company's rights beyond the normal statute of limitations period.

     As discussed in the 2000 Annual Report, in 1998, the City of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. At the time of the original complaint, Southwest Water believed that the fair market value of NMUI was substantially higher than the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession prior to resolution of the fair market value issue; however, Southwest Water believes that it has adequate defenses should Albuquerque choose to pursue these procedures. In September 2000, the Albuquerque City Council voted eight to one in favor of withdrawing the condemnation proceeding. The Company is awaiting a formal withdrawal of the lawsuit. Until the withdrawal occurs, there is no assurance that any settlement of the action or any other resolution will be reached.

     Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its financial position, results of operations or cash flow.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

     10.11C Third Amendment to Credit Agreement dated March 9, 2001 between the Company and Bank of America, N.A., filed herewith.


     10.13E Fifth Amendment to the Amended and Restated Credit Agreement dated March 9, 2001 between the Company and Mellon Bank, N.A., filed herewith.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        SOUTHWEST WATER COMPANY
                                        -----------------------
                                        (Registrant)



Dated: May 10, 2001                     /s/ PETER J. MOERBEEK
-------------------                     ---------------------
                                        Peter J. Moerbeek
                                        Chief Financial Officer

Dated: May 10, 2001                     /s/ THOMAS C. TEKULVE
-------------------                     ---------------------
                                        Thomas C. Tekulve
                                        Chief Accounting Officer