Form 10-Q
period 2001-06-30
SOUTHWEST WATER CO
filed 2001-08-06
CIK 92472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to________________

  Commission file number:  0-8176
  -------------------------------



  [LOGO]                  Southwest Water Company
            (Exact name of registrant as specified in its charter)


         Delaware                                                95-1840947
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


225 North Barranca Avenue, Suite 200
     West Covina, California                                      91791-1605
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 1, 2001, there were 8,626,166 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                     INDEX

Part I.     Financial Information:                                      Page No.
------      ---------------------                                       -------

Item 1.     Financial Statements:

            Condensed Consolidated Statements of Income -
            Three and Six Months Ended June 30, 2001 and 2000                  1

            Condensed Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                                2

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2001 and 2000                            3

            Notes to Condensed Consolidated Financial Statements               4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      6

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        11

Part II.    Other Information:
-------     -----------------

Item 1.     Legal Proceedings                                                 11

Item 4.     Submission of Matters to a Vote of Security Holders               12

Item 6.     Exhibits and Reports on Form 8-K                                  12

            Signatures                                                        13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                            Three Months Ended                        Six Months Ended
                                                                 June 30,                                 June 30,
----------------------------------------------------------------------------------------     ------------------------------------
                                                         2001                2000                  2001                2000
----------------------------------------------------------------------------------------     ------------------------------------
                                                    (in thousands except per share data)     (in thousands except per share data)
Operating Revenues                                       $27,838             $26,619              $51,053             $47,176

Operating Expenses:
Direct operating expenses                                 20,787              19,621               38,547              35,631
Selling, general and administrative expenses               4,109               3,472                7,688               6,645
----------------------------------------------------------------------------------------       -----------------------------------
                                                          24,896              23,093               46,235              42,276

Operating Income                                           2,942               3,526                4,818               4,900

Other Income (Expense):
Interest expense                                            (795)               (973)              (1,787)             (1,761)
Interest income                                               13                  21                   32                 103
Other income (expense)                                       563                 (69)                 523                 (20)
----------------------------------------------------------------------------------------       -----------------------------------
                                                           (219)             (1,021)               (1,232)             (1,678)

Income Before Income Taxes                                 2,723               2,505                 3,586               3,222
Provision for income taxes                                 1,035               1,002                 1,362               1,289
----------------------------------------------------------------------------------------       -----------------------------------

Net income                                                 1,688               1,503                 2,224               1,933
Dividends on preferred shares                                  7                   7                    14                  14
----------------------------------------------------------------------------------------       -----------------------------------

Net Income Available for Common Shares                   $ 1,681             $ 1,496                $ 2,210             $ 1,919
========================================================================================       ==================================

Earnings per Common Share (Note 3):
     Basic                                               $  0.20             $  0.18                $  0.26             $  0.24
     Diluted                                             $  0.19             $  0.18                $  0.25             $  0.23
========================================================================================       ==================================

Cash Dividends per Common Share (Note 3)                 $  0.06             $  0.06                $  0.12             $  0.12
========================================================================================       ==================================

Weighted Average Outstanding Common Shares (Note 3):
     Basic                                                 8,610               8,101                  8,574               8,092
     Diluted                                               9,022               8,428                  8,986               8,434
========================================================================================       ==================================


See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,              December 31,
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                         2001                    2000
--------------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
                                                                                        (in thousands)
Current Assets:
Cash and cash equivalents                                                     $    572                $  1,379
Customers' accounts receivable, net                                             22,418                  17,830
Other current assets                                                             9,828                   7,597
--------------------------------------------------------------------------------------------------------------------
                                                                                32,818                  26,806
Property, Plant and Equipment:
Utility property, plant and equipment - at cost                                212,720                 206,100
Contract operations property, plant and equipment - at cost                     10,433                   8,394
--------------------------------------------------------------------------------------------------------------------
                                                                               223,153                 214,494
Less accumulated depreciation and amortization                                  59,234                  56,651
--------------------------------------------------------------------------------------------------------------------
                                                                               163,919                 157,843

Other Assets                                                                    11,315                  12,003
--------------------------------------------------------------------------------------------------------------------
                                                                              $208,052                $196,652
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

Current Liabilities:
Current portion of long-term debt and bank notes payable                      $  4,477                $  5,166
Accounts payable                                                                 6,065                   5,983
Other current liabilities                                                       16,510                  14,438
--------------------------------------------------------------------------------------------------------------------
                                                                                27,052                  25,587
Other Liabilities and Deferred Credits:
Long-term debt                                                                  27,100                  27,100
Bank notes payable                                                              24,200                  19,251
Advances for construction                                                        7,707                   7,891
Contributions in aid of construction                                            52,628                  50,644
Deferred income taxes                                                            8,652                   6,988
Other liabilities and deferred credits                                          10,373                  10,580
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                         157,712                 148,041

Stockholders' Equity:
Cumulative preferred stock                                                         514                     514
Common stock                                                                        86                      86
Paid-in capital                                                                 36,050                  35,568
Retained earnings                                                               13,690                  12,443
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                      50,340                  48,611
--------------------------------------------------------------------------------------------------------------------
                                                                              $208,052                $196,652
====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                    Southwest Water Company and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                        2001                   2000
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                           $   2,223              $   1,933
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities                                           (645)                (1,008)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                1,578                    925
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Additions to property, plant and equipment                                              (8,539)               (11,891)
Other investments, net                                                                       -                 (2,524)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (8,539)               (14,415)
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net proceeds on bank notes payable                                                       4,913                  9,931
Contributions in aid of construction and advances for construction                       1,914                    803
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan and stock option plans                                   481                    355
Advances for construction                                                                   14                    141
Dividends paid                                                                            (970)                  (789)
Payments on advances                                                                      (198)                  (143)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                6,154                 10,298
---------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                 (807)                (3,192)
Cash and cash equivalents at beginning of period                                         1,379                  4,146
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $     572              $     954
=====================================================================================================================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                        $   1,690              $   1,764
     Income taxes                                                                    $      40              $      27
Depreciation and amortization                                                        $   2,981              $   2,382
Non-cash contributions in aid of construction
     conveyed to the Company by developers                                           $     775              $   1,108

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


1. Southwest Water Company (Southwest Water, the Company, or "we", "us" or "our") was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water is a publicly traded holding company. All business operations are conducted through our subsidiaries which provide a broad range of services including water production and distribution, wastewater collection and treatment and utility submetering. We own rate regulated public water utilities. State regulatory agencies oversee the operations of our utilities as well as establish the rates that we can charge for our services. We also operate and manage water and wastewater treatment facilities which are owned by cities, public agencies, municipal utility districts and private companies under contract. These facilities are also subject to regulatory oversight; however, the pricing of our services is not subject to regulation. We serve more than one million people in 29 states nationwide.

     Through our wholly owned subsidiary, ECO Resources, Inc. (ECO), we operate and manage water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Nationwide, we provide utility submetering and billing and collection services through our 80%-owned subsidiary, Master Tek International, Inc.
     (MTI). We own and operate water and wastewater utilities through four subsidiaries. Suburban Water Systems (Suburban), New Mexico Utilities, Inc.
     (NMUI) and Hornsby Bend Utility Company (Hornsby) are wholly owned and we also own 80% of Windermere Utility Company (Windermere).

     The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of June 30, 2001, and our results of operations for the six months ended June 30, 2001. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. Certain information and footnote disclosures normally included in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Our condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000 (the 2000 Annual Report). Except as otherwise disclosed in Note 6, we are not aware of any new accounting standards that would have a material impact on our financial position, results of operations or cash flows.

3. We record earnings per share (EPS) by computing basic EPS and diluted EPS in accordance with accounting principles generally accepted in the United States of America. Basic EPS measures our Company's performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our Company's performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares.

4. On July 20, 2001, we issued $20,000,000 of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and we received proceeds from the sale of $19,200,000 after the underwriting discounts and commissions. We expect the final net proceeds from the sale of these debentures to be approximately $18,950,000 after deducting the remaining estimated expenses of the offering. We used the net proceeds from the sale of these debentures to reduce borrowings on our revolving lines of credit and for working capital.

5. In July 2001, we entered into letters of intent to acquire two separate contract operations businesses that we believe will expand our market share in the southern United States. If consummated, the consideration for these acquisitions will consist of a combination of cash, Southwest Water common stock and promissory notes to the sellers. We cannot assure you that these transactions will be successfully completed.

6. Effective January 2002, we are subject to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that existing goodwill as of June 30, 2001 continue to be amortized through the end of the current calendar year, after which no further amortization of goodwill will be permitted. Goodwill incurred subsequent to June 30, 2001 will not be amortized over a fixed period, but rather, periodically assessed for impairment. Presently, we believe there is no impairment of our existing goodwill, and that the implementation of SFAS No. 142 will not have a material adverse effect on our future results of operations. As of June 30, 2001, we had approximately $3,100,000 of unamortized goodwill.

7. We have two reportable segments as defined under the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have not changed the basis of segmentation or the basis of measurement of segment profit or loss from the information reported in our 2000 Annual Report.

     The following table sets forth disclosure about our reportable segments as required by SFAS No. 131.

                                                                Total                    Total
                                        Non-                   Segment                Consolidated
                                      Regulated  Regulated   Information     Other    Information
                                      ---------  ---------  --------------  --------  ------------
                                                            (in thousands)
Six Months Ended June 30, 2001
------------------------------
Revenues from external customers        $29,207   $ 21,846       $ 51,053   $     0       $ 51,053

Segment operating profit                    868      6,039          6,907    (2,089)         4,818

As of June 30, 2001
-------------------

Segment assets                          $35,159   $170,298       $205,457   $ 2,595       $208,052


Six Months Ended June 30, 2000
------------------------------

Revenues from external customers        $27,501   $ 19,675       $ 47,176   $     0       $ 47,146

Segment operating profit                  1,346      5,635          6,981    (2,081)         4,900

As of June 30, 2000
-------------------

Segment assets                          $25,435   $131,048       $156,483   $ 9,569       $166,052

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   Our liquidity, capital resources and cash flows from operations are influenced primarily by construction expenditures at Suburban, NMUI, Windermere and Hornsby for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. As fully described in our 2000 Annual Report, ECO financed and built a reverse-osmosis water treatment plant. In connection with this project, ECO recorded a receivable in the amount of approximately $6,000,000 for the work done and expects to receive payment for the full amount in the fourth quarter of 2001.

   As of June 30, 2001, we had cash and cash-equivalent balances totaling $572,000 and aggregate lines of credit totaling $30,000,000 consisting of three separate unsecured lines of credit from three commercial banks which expire in 2002. As of June 30, 2001, we had $27,633,000 outstanding on these lines of credit. On July 20, 2001, we received the net proceeds from our 20-year fixed rate convertible subordinate debenture offering. A portion of the proceeds was used to reduce the outstanding balances on our bank lines of credit to approximately $8,700,000 as of August 1, 2001. As part of the debenture offering, our aggregate borrowing capacity on our bank lines of credit was reduced to $24,000,000, leaving approximately $15,300,000 borrowing capacity available after the debenture offering.

   We expect to maintain our lines of credit in the normal course of business. During the first six months of 2001, our outstanding line of credit borrowing increased $4,913,000, primarily due to additional cash requirements for additions to utility plant. Each of the line of credit agreements contains certain financial covenants. As of June 30, 2001, we were in compliance with all applicable covenants of the line of credit agreements and remained in compliance subsequent to the issuance of the convertible subordinate debentures.

   In addition to our lines of credit, we have existing borrowing capacity under our First Mortgage Bond Indentures of approximately $52,000,000 as of June 30, 2001. However, our additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at June 30, 2001 to an amount no greater than to the remaining unused credit line amount.

   During the first six months of 2001, our additions to property, plant and equipment were $9,314,000, representing an increase from the same period in 2000 of $5,671,000, excluding the purchase of the City of West Covina water distribution system (West Covina system). The increase was due primarily to the addition of utility plant at Suburban, NMUI, Windermere and Hornsby, including a new well at NMUI and a wastewater treatment plant at Windermere among other projects. Developers made contributions in aid of construction (CIAC) and advances totaling $2,703,000 during the six months ended June 30, 2001, of which $1,928,000 was received in cash and $775,000 was received as non-cash contributions of property. Company-financed capital additions were $6,611,000, funded primarily by cash flow from operations and borrowing on the lines of credit. We estimate that our total capital additions in 2001 will be approximately $13,000,000, primarily for utility plant, and that our cash flow from operations, borrowings on our lines of credit and CIAC will fund these additions.

   As discussed in our 2000 Annual Report, we assumed a note payable of approximately $800,000 in connection with our acquisition of Windermere in October 2000. During May 2001, we paid off the note.

   As discussed in Note 5, we have entered into letters of intent to acquire two separate contract operations businesses. If we successfully complete these transactions, part of the consideration will consist of approximately $4,000,000 in cash which we will borrow under our existing lines of credit.

   We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we are unable to renew our existing lines of credit, our capital spending or acquisitions will be reduced or delayed until new financing arrangements are secured. Such financing arrangements could include seeking debt or equity financing through a private placement or a public offering. Similarly, if additional cash is needed to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

RECENT ACCOUNTING PRONOUNCEMENTS:

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 specifies that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values, and requires review for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 141 becomes effective for business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective for periods beginning after December 31, 2001.

REGULATORY AFFAIRS:

   The California Public Utilities Commission (CPUC), the New Mexico Public Regulatory Commission (NMPRC) and the Texas Natural Resources Conservation Commission (TNRCC) regulate the rates and operations of Suburban, NMUI and Windermere and Hornsby, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. As discussed in our 2000 Annual Report, Suburban has been directed by the CPUC to file a general rate application by March 2002. Windermere filed for a general rate increase in May 2001 and new rates under the pending filing became effective June 4, 2001 subject to final regulatory approval. A date for the hearing has not yet been set by the TNRCC. NMUI and Hornsby are not currently seeking any rate increase; however, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

   Southwest Water closely monitors legislative, CPUC, NMPRC and TNRCC developments. The various water industry associations in which we actively participate also monitor these developments. We do not know the future possible legislative, CPUC, NMPRC or TNRCC changes that will be enacted or the terms of such changes if enacted. Therefore, we cannot predict the impact, if any, of future legislative changes, CPUC, NMPRC or TNRCC developments or changes on our financial position or results of operations.

   ECO's pricing is not subject to regulation by any public regulatory commissions. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. ECO's operations and maintenance contracts are generally longer-term water and wastewater service contracts, primarily with cities, and typically include inflation adjustments.

   MTI's pricing is not subject to regulation by any regulatory agencies. Most contracts with management companies and owners of apartment or condominium communities are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

SEASONALITY:

   There is seasonality to the water utility and utility management industry; thus, the results of operations for the six months ended June 30, 2001, do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions could have the effect of lowering revenue due to anticipated conservation efforts. Our contract operations business can also be seasonal in nature. Heavy rainfall hampers ECO's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Conversely, moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily adversely affect ECO's opportunities for additional billable work.

ENVIRONMENTAL AFFAIRS:

  Operations of Suburban, NMUI and Windermere and Hornsby fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. The primary responsibility of these regulatory agencies is to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. Our operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the Environmental Protection Agency and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. We believe that future incremental costs of complying with government regulations, including any capital expenditures, will be recoverable through increased rates and contract operations revenues. However, we cannot assure you that recovery of such costs will be allowed. To date, we have not experienced any material adverse effects upon our financial position or operations resulting from compliance with government regulations.

  As discussed in our 2000 Annual Report, and in Part II, Item 1, Southwest Water and Suburban have been named in several lawsuits alleging water contamination in the Main San Gabriel Basin in Southern California. In September 1999, the California 2nd District Court of Appeal ordered that certain of the lawsuits be dismissed. A three-judge panel ruled that the CPUC has final regulatory authority in water quality matters. The plaintiffs petitioned the California Supreme Court for review of this decision and the petition was granted. The California Supreme Court has not yet set a date for a hearing.

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

  MTI is a utility submetering, billing and collection services company and does not own or operate any water or other production or treatment facilities.

RISK FACTORS:

  Certain statements contained in this Quarterly Report (the June Report) that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Southwest Water to differ materially from any performance or achievements planned, expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that actual results will not differ materially from our expectations.

   The June Report should be read in conjunction with our 2000 Annual Report and with our Form S-3 Registration Statement filed with the SEC on July 16, 2001 for a more detailed description of the risk factors affecting Southwest Water. These include, but are not limited to, revenue backlog information, expectations regarding sales growth and new contracts, potential acquisitions, weather conditions, changes in business conditions, and legal and other contingencies.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

  Diluted EPS was $.19 for the quarter ended June 30, 2001, an increase of 6% compared to diluted EPS of $.18 during the same period in 2000 (after adjustment for a 5-for-4 stock split in the form of a stock dividend on January 1, 2001).

  Operating income

  Second quarter 2001 operating income decreased $584,000, or 17%, and, as a percentage of operating revenues, was 11% in 2001 and 13% in 2000. Non-regulated operating income decreased $917,000. During 2000, ECO had the benefit of a one-time construction project of a large water treatment plant in El Paso, Texas, and recognized the related revenue and operating income. There was no comparable project in 2001. In addition, general and administrative expenses at ECO increased in 2001 compared to the same period in 2000 as described below. Operating income at the utilities increased $299,000, due primarily to the acquisition of Windermere and Hornsby in October 2000. Parent company expenses decreased $34,000.

  Operating revenues

  Our operating revenues increased $1,219,000 in the second quarter of 2001 compared with the same period in 2000. Non-regulated revenues increased $227,000, or 1%, due primarily to a new installation contract at MTI that began in late 2000 and resulted in additional operating revenues. This increase was partially offset by a decrease in ECO's revenues due to the benefit in 2000 of a construction project as described above. The project contributed approximately $2,100,000 of revenue in the second quarter of 2000. Utility revenues increased $992,000 or 9%, primarily as a result of the addition of Windermere and Hornsby customers following the acquisition in October 2000.

  Direct operating expenses

  During the three months ended June 30, 2001, direct operating expenses increased $1,229,000, or 6%. As a percentage of operating revenues, these expenses were 75% in 2001 and 74% in 2000. Non-regulated direct operating expenses increased $663,000, due primarily to operating expenses associated with a new installation contract at MTI that began in late 2000. This increase was partially offset by a reduction in expenses at ECO due to the 2000 construction project described above. The utilities' direct operating expenses increased $566,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000.

  Selling, general and administrative expenses

  Selling, general and administrative expenses for the second quarter of 2001 increased by $574,000, or 18% compared with the same period in 2000. As a percentage of operating revenues, these expenses were 15% in 2001 and 13% in 2000. General and administrative expenses of our non-regulated businesses increased $481,000 due primarily to increased sales expenses from an expanded marketing effort at ECO, additional lease expenses with respect to telecommunications equipment and payroll related expenses including workers' compensation insurance, medical insurance and wages. General and administrative expenses at the utilities increased $127,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000. General and administrative expenses of the parent company decreased $34,000.

  Interest and other expenses

  Total interest and other expenses decreased by $802,000 for the quarter ended June 30, 2001. Interest expense decreased due to generally lower interest rates on short-term borrowings, and to interest capitalized at Windermere on utility construction projects, resulting in a net interest reduction of $170,000. Other income increased $632,000 primarily due to the recognition of deferred lease income associated with a construction project at ECO as described above.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

  Diluted EPS was $.25 for the first six months of 2001, an increase of 9% compared to diluted EPS of $.23 during the same period in 2000 (after adjustment for a 5-for-4 stock split in the form of a stock dividend on January 1, 2001).

  Operating income

  Operating income for the six months ended June 30, 2001 decreased $82,000 or 2%, compared to the same period in 2000 and, as a percentage of operating revenues, was 9% in 2001 and 10% in 2000. Non-regulated operating income decreased $478,000. During 2000, ECO had the benefit of a one-time construction project of a large water treatment plant in El Paso, Texas, and recognized the related revenue and operating income. There was no comparable project in 2001. In addition, general and administrative expenses at ECO increased in 2001 compared to the same period in 2000 as described below. The decrease in operating income was partially offset due to the acquisition of MTI in April 2000. Operating income at the utilities increased $404,000, due primarily to the acquisition of Windermere and Hornsby in October 2000. Parent company expenses increased $8,000.

  Operating revenues

  Our operating revenues for the six months ended June 30, 2001 increased $3,877,000 compared with the same period in 2000. Non-regulated revenues increased $1,706,000, or 6%, due primarily to the acquisition of MTI in April 2000 and to the commencement of a new installation contract at MTI in late 2000. This increase was partially offset by a decrease in ECO's revenues due to the benefit in 2000 of a construction project as described above. The project contributed approximately $3,400,000 of revenue during the first six months of 2000. Utility revenues increased $2,171,000, or 11%, primarily as a result of the addition of Windermere and Hornsby customers following the acquisition in October 2000.

  Direct operating expenses

  During the six months ended June 30, 2001, direct operating expenses increased $2,916,000, or 8%. As a percentage of operating revenues, these expenses were 76% in both 2001 and 2000. Non-regulated direct operating expenses increased $1,295,000, due primarily to the acquisition of MTI in April 2000 and to the commencement of a new installation contract at MTI in late 2000. This increase was partially offset by a reduction in expenses at ECO due to the 2000 construction project described above. The utilities' direct operating expenses increased $1,621,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000 and to increases in energy costs and other water volume related expenses at Suburban.

  Selling, general and administrative expenses

  Selling, general and administrative expenses for the first six months of 2001 increased by $1,106,000, or 17%, compared with the same period in 2000. As a percentage of operating revenues, these expenses were 15% in 2001 and 14% in 2000. General and administrative expenses of our non-regulated businesses increased $952,000 due primarily to the acquisition of MTI in April 2000. General and administrative expenses also increased at ECO due to increased sales expenses from an expanded marketing effort, additional lease expenses with respect to telecommunications equipment and payroll related expenses including workers' compensation insurance, medical insurance and wages. General and administrative expenses at the utilities increased $146,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000. General and administrative expenses of the parent company increased $8,000.

  Interest and other expenses

  Total interest and other expenses decreased by $446,000 for the six months ended June 30, 2001. Interest expense increased $26,000, reflecting increases in borrowing partially offset by generally lower interest rates on short-term borrowings, and interest capitalized at Windermere on utility construction projects. Interest income at Suburban decreased due to interest income recognized in 2000 on cash held by an accommodator in connection with the sale of property formerly used in utility operations. The cash was later used to purchase the City of West Covina water distribution system. Other income increased $543,000 primarily due to the recognition of deferred lease income associated with a construction project at ECO as described above.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

  We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water's interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense paid on the line of credit borrowings, which is determined based upon an agreed rate with the banks. Contractually, the highest interest rates charged on the lines of credit cannot exceed the banks' prime rate plus one-quarter percent.

  At the present time, Southwest Water is utilizing the favorable low interest rates in the current market. In part to mitigate future market interest rate risk, we completed a $20,000,000, 20-year convertible debenture offering in July 2001 which bears a fixed interest rate of 6.85% per annum. A portion of the proceeds was used to pay down our variable rate indebtedness.

  In the future, Southwest Water may also consider interest rate swaps to effectively fix interest rates on our line of credit borrowings. Our long-term bonds were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  As discussed in our 2000 Annual Report, ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas sewage pumping station operated by ECO. In 2000, a hearing was held and a summary judgment motion is pending in one action. A trial for a second action is pending and expected to take place in late 2001. The other two lawsuits remain pending at this date. Southwest Water and ECO intend to vigorously defend against these claims, and we have requested defense and indemnification by our insurance carrier. At this time, we do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flow.

  As discussed in our 2000 Annual Report, Southwest Water and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main Basin. In September 1999, the California 2nd District Court of Appeal ordered that certain of the lawsuits be dismissed. The California Supreme Court has agreed to review this decision. We anticipate that the California Supreme Court will hear oral arguments during 2001; however, no date has yet been set. Southwest Water and Suburban have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. In April 2000, approximately 240 plaintiffs filed two additional lawsuits similar to the actions described above. Defendants include Southwest Water, Suburban and other water producers in the Main Basin and a number of alleged industrial polluters. We expect to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position or results of operations.

  As discussed in the 2000 Annual Report, in 1998 the City of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. At the time of the original complaint, Southwest Water believed that the fair market value of NMUI was substantially higher than the amount offered in Albuquerque's complaint. Under New Mexico state law, there are procedures that would allow Albuquerque to take possession prior to resolution of the fair market value issue; however, we believe that it has adequate defenses should Albuquerque choose to pursue these procedures. In September 2000, the Albuquerque City Council voted eight-to-one in favor of withdrawing the condemnation proceeding. We are awaiting a formal withdrawal of the lawsuit. Until the withdrawal occurs, there is no assurance that any settlement of the action or any other resolution will be reached.

  Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held on May 22, 2001, H. Frederick Christie and Anton C. Garnier, members of the Board of Directors, were reelected to the Board; and Peter J. Moerbeek was elected to the Board, by the following votes:

  Mr. Christie; votes for - 7,241,074; and votes abstaining - 82,270. Mr. Garnier; votes for - 7,114,572; and votes abstaining - 208,772. Mr. Moerbeek; votes for - 7,247,104; and votes abstaining - 76,240.

No votes were cast against the election of any of these three individuals. The terms of office of directors Monroe Harris, Donovan D. Huennekens, Maureen Kindel and Richard G. Newman continued subsequent to the meeting.

  The selection of KPMG LLP as our independent auditors for the year ending December 31, 2001 was ratified by the following vote: votes for - 7,225,146; votes against - 34,271; and votes abstaining - 63,927.

Item 6: Exhibits and Reports on Form 8-K:

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

    4.8 Indenture dated as of July 20, 2001 between the Company and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4 to the Company's Form S-3 Registration Statement No. 333-63196 filed July 16, 2001 with the Securities and Exchange Commission).

    10.11D Fourth Amendment to Credit Agreement dated July 13, 2001 between Southwest Water and Bank of America, N.A., filed herewith.

    10.12C Third Amendment to Credit Agreement dated July 13, 2001 between Suburban Water Systems and Bank of America, N.A., filed herewith.

    10.13F Sixth Amendment to the Amended and Restated Credit Agreement dated July 13, 2001 between Southwest Water and Mellon Bank, N.A., filed herewith.

    10.14E Fifth Amendment to Credit Agreement dated July 13, 2001 between Suburban Water Systems and Mellon Bank, N.A., filed herewith.


(b) Reports on Form 8-K

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  SOUTHWEST WATER COMPANY
                                  -----------------------
                                  (Registrant)



Dated: August 3, 2001            /s/ PETER J. MOERBEEK
---------------------            ---------------------
                                 Peter J. Moerbeek
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Dated: August 3, 2001            /s/ THOMAS C. TEKULVE
---------------------            ---------------------
                                 Thomas C. Tekulve
                                 Vice President Finance
                                 (Principal Accounting Officer)