Form 10-Q
period 2001-09-30
SOUTHWEST WATER CO
filed 2001-11-14
CIK 92472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

       On November 9, 2001, there were 9,171,339 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                      INDEX

Part I.      Financial Information:                                    Page No.
-------      ----------------------                                    --------
Item 1.      Financial Statements:

             Condensed Consolidated Statements of Income -
             Three and Nine Months ended September 30, 2001 and 2000         1

             Condensed Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000                        2

             Condensed Consolidated Statements of Cash Flows -
             Nine Months ended September 30, 2001 and 2000                   3

             Notes to Condensed Consolidated Financial Statements            4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   6

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      11

Part II.     Other Information:
--------     ------------------

Item 1.      Legal Proceedings                                               12

Item 4.      Submission of Matters to a Vote of Security Holders             12

Item 6.      Exhibits and Reports on Form 8-K                                12

             Signatures                                                      13

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   Southwest Water Company and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
------------------------------------------------------------------------------------------     ----------------------------------
                                                             2001              2000                  2001             2000
------------------------------------------------------------------------------------------     ----------------------------------
                                                       (in thousands except per share data)   (in thousands except per share data)
Operating Revenues                                            $  32,035          $ 31,080             $  83,088         $ 78,256

Operating Expenses:
Direct operating expenses                                        23,191            23,283                61,738           58,914
Selling, general and administrative expenses                      4,358             3,388                12,046           10,185
------------------------------------------------------------------------------------------     ----------------------------------
                                                                 27,549            26,671                73,784           69,099

Operating Income                                                  4,486             4,409                 9,304            9,157

Other Income (Expense):
Interest expense                                                 (1,046)           (1,023)               (2,833)          (2,784)
Interest income                                                       8               190                    40              293
Other income (expense)                                              104               (23)                  627              109
------------------------------------------------------------------------------------------     ----------------------------------
                                                                   (934)             (856)               (2,166)          (2,382)

Income Before Income Taxes                                        3,552             3,553                 7,138            6,775
Provision for income taxes                                        1,279             1,421                 2,641            2,710
------------------------------------------------------------------------------------------     ----------------------------------
Net Income                                                        2,273             2,132                 4,497            4,065
Dividends on preferred shares                                         7                 7                    21               21
------------------------------------------------------------------------------------------     ----------------------------------
Net Income Available for Common Shares                        $   2,266          $  2,125              $  4,476         $  4,044
------------------------------------------------------------------------------------------     ----------------------------------
Earnings per Common Share (Note 3):
     Basic                                                     $   0.25           $  0.25              $   0.49          $  0.48
     Diluted                                                   $   0.24           $  0.24              $   0.47          $  0.46
------------------------------------------------------------------------------------------     ----------------------------------
Cash Dividends per Common Share                                $   0.05           $  0.05              $   0.16          $  0.16
------------------------------------------------------------------------------------------     ----------------------------------
Weighted Average Outstanding Common Shares (Note 3):
     Basic                                                        9,092             8,503                 9,046            8,487
     Diluted                                                      9,588             8,850                 9,500            8,842
==========================================================================================    ===================================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,           December 31,
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            2001                   2000
--------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
                                                                                        (in thousands)
Current Assets:
Cash and cash equivalents                                                            $     544             $   1,379
Customers' accounts receivable, net                                                     24,622                17,830
Other current assets                                                                    10,798                 7,597
--------------------------------------------------------------------------------------------------------------------
                                                                                        35,964                26,806
Property, Plant and Equipment:
Utility property, plant and equipment - at cost                                        215,115               206,100
Contract operations property, plant and equipment - at cost                             11,334                 8,394
--------------------------------------------------------------------------------------------------------------------
                                                                                       226,449               214,494
Less accumulated depreciation and amortization                                          60,764                56,651
--------------------------------------------------------------------------------------------------------------------
                                                                                       165,685               157,843

Other Assets                                                                            20,461                12,003
--------------------------------------------------------------------------------------------------------------------
                                                                                    $  222,110            $  196,652
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank notes payable                            $    3,808            $    5,166
Accounts payable                                                                         5,571                 5,983
Other current liabilities                                                               17,409                14,438
--------------------------------------------------------------------------------------------------------------------
                                                                                        26,788                25,587
Other Liabilities and Deferred Credits:

Long-term debt                                                                          47,100                27,100
Bank notes payable                                                                      11,744                19,251
Advances for construction                                                                7,683                 7,891
Contributions in aid of construction                                                    52,699                50,644
Deferred income taxes                                                                    8,797                 6,988
Other liabilities and deferred credits                                                  13,785                10,580
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                                 168,596               148,041

Stockholders' Equity:
Cumulative preferred stock                                                                 514                   514
Common stock                                                                                91                    86
Paid-in capital                                                                         37,441                35,568
Retained earnings                                                                       15,468                12,443
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              53,514                48,611
--------------------------------------------------------------------------------------------------------------------
                                                                                    $  222,110            $  196,652
====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   Southwest Water Company and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
---------------------------------------------------------------------------------------------------------
                                                                            2001                 2000
---------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Cash Flows From Operating Activities:
Net income                                                                 $   4,497           $   4,065
Adjustments to reconcile net income to net cash
     used in operating activities                                             (3,049)             (2,196)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      1,448               1,869
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to property, plant and equipment                                   (11,446)            (13,612)
Acquisition of businesses, net of cash acquired                               (3,530)             (5,716)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (14,976)            (19,328)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Gross proceeds from issuance of long-term debt                                20,000                  --
Contributions in aid of construction and advances for construction             2,254               1,203
Net proceeds from dividend reinvestment plan,
     employee stock purchase plan and stock option plans                         533                 758
Advances for construction                                                         14                 325
Net proceeds from (repayment of) bank notes payable                           (8,422)             12,904
Dividends paid                                                                (1,464)             (1,184)
Payments on advances                                                            (222)               (160)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     12,693              13,846
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (835)             (3,613)
Cash and cash equivalents at beginning of period                               1,379               4,146
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $     544           $     533
=========================================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                              $   1,690           $   2,582
     Income taxes                                                          $   1,630           $     867
Depreciation and amortization                                              $   4,392           $   3,775
Non-cash investing and financing activities:
      Purchase of businesses
           Fair value of assets acquired                                   $   9,119           $   7,476
           Cash paid                                                          (3,530)             (2,380)
           Note issued                                                        (3,000)             (2,000)
           Stock issued                                                       (1,300)                 --
                                                                     ------------------------------------
           Liabilities assumed                                             $   1,289           $   3,096
                                                                     ====================================
Non-cash contributions in aid of construction
     conveyed to the Company by developers                                 $     899           $   1,517

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1. Southwest Water Company (Southwest Water, the Company, or "we", "us" or "our") was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water is a publicly traded holding company. All business operations are conducted through our subsidiaries which provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services and utility submetering. We serve more than 1.5 million people in 29 states nationwide. Our business is segmented into non-regulated and regulated operations.

         We operate non-regulated businesses. Through our wholly owned subsidiary, ECO Resources, Inc. (ECO), we operate and manage water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. On August 31, 2001, we acquired a 90% interest in Operations Technologies, Inc. (OpTech), also a provider of contract water, wastewater and public works services in the southeastern United States. Nationwide, we provide utility submetering and billing and collection services through our 80%-owned subsidiary, Master Tek International, Inc. (MTI). These companies may be subject to regulatory oversight; however, the pricing of our services is not subject to regulation.

         We own rate-regulated public water utilities. State regulatory agencies oversee the operations of our utilities as well as establish the rates that we can charge for our services. We own and operate water and wastewater utilities through four subsidiaries. Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Hornsby Bend Utility Company (Hornsby) are wholly owned, and we also own 80% of Windermere Utility Company (Windermere).

         The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of September 30, 2001, and our results of operations for the three and nine months ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. Certain information and footnote disclosures normally included in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Our condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000 (the 2000 Annual Report). Except as otherwise disclosed in Note 6, we are not aware of any new accounting standards that would have a material impact on our financial position, results of operations or cash flows.

3. We record earnings per share (EPS) by computing basic EPS and diluted EPS in accordance with US GAAP. Basic EPS measures our Company's performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our Company's performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares. On September 25, 2001 our Board of Directors declared a five percent stock dividend payable on October 22, 2001 to stockholders of record on October 1, 2001. Per share amounts and shares outstanding in this report on Form 10-Q for the period ended September 30, 2001 have been restated to reflect the dividend.

4. On August 31, 2001, we purchased 90% of the outstanding shares of OpTech, a provider of contract water, wastewater and public works services in the southeastern United States, for a purchase price of $7,830,000. The purchase price consisted of a $3,530,000 cash payment, 91,981 shares of Southwest Water common stock with a value of $1,300,000 and $3,000,000 of promissory notes. In addition, we entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. In 2000, OpTech generated more than $10,000,000 in revenue. See also Note 6.

5. On July 20, 2001, we issued $20,000,000 of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and we received proceeds of $19,200,000 from the sale after the underwriting discounts and commissions. The final net proceeds from the sale of these debentures were approximately $18,890,000 after deducting the remaining expenses of the offering. We used the net proceeds from the sale of these debentures to reduce borrowings on our revolving lines of credit and for working capital.

6. Effective June 2001, we became subject to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be recorded using the purchase method of accounting. SFAS No. 141 also requires the separate recognition of intangible assets that can be identified and named, and requires that they be recognized apart from goodwill. Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that existing goodwill as of June 30, 2001 continue to be amortized through the end of the current calendar year, after which no further amortization of goodwill will be permitted. Goodwill incurred subsequent to June 30, 2001 will not be amortized over a fixed period, but rather, periodically assessed for impairment. When we acquired OpTech as described in Note 4 above, we recorded approximately $8,000,000 of goodwill. The purchase price allocated in accordance with SFAS No. 141 has not yet been completed. At this time, we believe there has been no impairment of our existing goodwill, and that the implementation of SFAS No. 142 will not have a material adverse effect on our future results of operations.

         Effective January 2002, we will be subject to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the requirement that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable. SFAS No. 144 further clarifies the methods of accounting for assets that are disposed of. We regularly review assets for impairment and we do not believe that the implementation of SFAS No. 144 will result in any material adverse effect on our future results of operations or financial condition. SFAS No. 144 does not apply to goodwill impairment which is accounted for under SFAS No. 142 as described above.

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

                                                               Total                  Total
                                        Non-                  Segment             Consolidated
                                      Regulated  Regulated  Information   Other    Information
                                      --------------------------------------------------------
                                                          (in thousands)
Nine Months Ended September 30, 2001
------------------------------------

Revenues from external customers       $ 46,174   $ 36,914   $ 83,088   $      0    $ 83,088

Segment operating profit                  1,836     10,721     12,557     (3,253)      9,304

As of September 30, 2001
------------------------

Segment assets                         $ 46,296   $172,244   $218,540   $  3,570    $222,110

Nine Months Ended September 30, 2000
------------------------------------

Revenues from external customers       $ 45,051   $ 33,205   $ 78,256   $      0    $ 78,256

Segment operating profit                  2,387      9,671     12,058     (2,901)      9,157

As of September 30, 2000
------------------------

Segment assets                         $ 30,191   $132,184   $162,375   $  7,011    $169,386

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Our liquidity, capital resources and cash flows from operations are influenced primarily by construction expenditures at Suburban, NMUI, Windermere and Hornsby for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. As fully described in our 2000 Annual Report, ECO financed and built a reverse osmosis water treatment plant. In connection with this project, ECO recorded a receivable in the amount of approximately $6,000,000 for the work done and expects to receive payment for the full amount in the fourth quarter of 2001.

         As of September 30, 2001, we had cash and cash-equivalent balances totaling $544,000 and aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. Two of the lines of credit expire in 2003 and the remaining line expires in 2002. As of September 30, 2001, we had $14,298,000 outstanding on these lines of credit. During the first nine months of 2001, our outstanding line of credit borrowing decreased $8,422,000. On July 20, 2001, we received net proceeds of approximately $18,890,000 from our 20-year fixed rate convertible subordinate debenture offering and a portion of the proceeds was used to reduce the outstanding balances on our bank lines of credit. As part of the debenture offering, our aggregate borrowing capacity on our bank lines of credit was reduced from $30,000,000 to $24,000,000.

         We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. As of September 30, 2001, we were in compliance with all applicable covenants of the line of credit agreements. As of September 30, 2001, we were also in compliance with all restrictions under the convertible subordinate debentures.

         In addition to our lines of credit, we have existing borrowing capacity under our First Mortgage Bond Indentures of approximately $52,000,000 as of September 30, 2001. However, our additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at September 30, 2001 to an amount no greater than the remaining unused credit line amount.

         During the first nine months of 2001, our additions to property, plant and equipment were $12,345,000, representing an increase from the same period in 2000 of $6,616,000. The increase was due primarily to the addition of utility plant at Suburban, NMUI, Windermere and Hornsby, including a new well at NMUI and a wastewater treatment plant at Windermere, among other projects. In addition, ECO is expanding an office building in Austin, Texas. Developers made contributions in aid of construction (CIAC) and advances totaling $3,167,000 during the nine months ended September 30, 2001, of which $2,268,000 was received in cash and $899,000 was received as non-cash contributions of property. Company-financed capital additions were $9,178,000, funded primarily by cash flow from operations and borrowing on the lines of credit. We estimate that our total capital additions in 2001 will be approximately $13,000,000, primarily for utility plant, and that our cash flow from operations, borrowings on our lines of credit and CIAC will fund these additions.

         As discussed in our 2000 Annual Report, we assumed a note payable of approximately $800,000 in connection with our acquisition of Windermere in October 2000. We paid off the note in May 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

         As discussed in Note 6 to the condensed consolidated financial statements, in June 2001 the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies that identifiable intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values, and requires review for impairment in accordance with SFAS No. 121. SFAS No. 141 became effective for business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001.

         As discussed in Note 6, in August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued and becomes effective January 2002. SFAS No. 144 supercedes SFAS No. 121; however, it retains the requirement that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable. SFAS No. 144 further clarifies the methods of accounting for assets that are disposed of. SFAS No. 144 does not apply to goodwill impairment which is accounted for under SFAS No. 142 as described above.

REGULATORY AFFAIRS:

         The California Public Utilities Commission (CPUC), the New Mexico Public Regulatory Commission (NMPRC) and the Texas Natural Resources Conservation Commission (TNRCC) regulate the rates and operations of Suburban, NMUI and Windermere and Hornsby, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity. As discussed in our 2000 Annual Report, Suburban has been directed by the CPUC to file a general rate application by March 2002. Windermere filed for a general rate increase in May 2001 and new rates under the pending filing became effective June 4, 2001, subject to final regulatory approval. A date for the hearing has been set by the TNRCC for November 2001. NMUI and Hornsby are not currently seeking any rate increase; however, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

         Southwest Water closely monitors legislative, Environmental Protection Agency (EPA), CPUC, NMPRC and TNRCC developments. The various water industry associations in which we actively participate also monitor these developments. We do not know the possible legislative, EPA, CPUC, NMPRC or TNRCC changes that will be enacted or the terms of such changes if enacted. Therefore, we cannot predict the impact, if any, of future legislative changes, EPA, CPUC, NMPRC or TNRCC developments or changes on our financial position or results of operations.

         Our non-regulatory business pricing is not subject to regulation by any public regulatory commissions. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Our operations and maintenance contracts are generally longer-term water and wastewater service contracts, primarily with cities, and may include inflation adjustments. Most contracts with management companies and owners of apartment or condominium communities are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

SEASONALITY:

         There is seasonality to the water utility and utility management industry; thus, the results of operations for the nine months ended September 30, 2001, do not necessarily indicate the results to be expected for the full year. Rainfall and weather conditions affect utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions could have the effect of lowering revenue due to anticipated conservation efforts. Our contract operations business can also be seasonal in nature. Heavy rainfall hampers the ability of ECO and OpTech to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Conversely, moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions would not necessarily adversely affect ECO's or OpTech's opportunities for additional billable work.

ENVIRONMENTAL AFFAIRS:

         Operations of Suburban, NMUI and Windermere and Hornsby fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. The primary responsibility of these regulatory agencies is to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. Our operations are also subject to water and wastewater pollution prevention standards and water and wastewater quality regulations of the EPA and various state regulatory agencies. Both the EPA and state regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. In November 2001, the EPA administration announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. We cannot predict the impact that the change in standards will have on our water utility operations at this time; however, we do not expect it to have a material adverse impact on our financial position or operations. We believe that future incremental costs of complying with government regulations, including any capital expenditures, will be recoverable through increased rates and contract operations revenues. However, we cannot assure you that recovery of such costs will be allowed. To date, we have not experienced any material adverse effects upon our financial position or operations resulting from compliance with government regulations.

         As discussed in our 2000 Annual Report, and in Part II, Item 1, below, Southwest Water and Suburban have been named in several lawsuits alleging water contamination in the Main San Gabriel Basin in Southern California. In September 1999, the California 2nd District Court of Appeal ordered that certain of the lawsuits be dismissed. A three-judge panel ruled that the CPUC has final regulatory authority in water quality matters. The plaintiffs petitioned the California Supreme Court for review of this decision and the petition was granted. The California Supreme Court is scheduled to review this decision in November 2001 and we expect a ruling within 90 days following the hearing.

         As contract operators, ECO and OpTech do not own any of the water sources, water production facilities, or water distribution systems that they operate for their clients, nor do they own any of the wastewater collection systems or wastewater treatment facilities that they operate for their clients. Although not the owners, ECO and OpTech are responsible for operating these water and wastewater facilities in compliance with all federal, state and local health standards and regulations.

         MTI is a utility submetering, billing and collection services company and does not own or operate any water or other production or treatment facilities.

RISK FACTORS:

         Certain statements contained in this Quarterly Report for the period ended September 30, 2001 (the September Report) that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Southwest Water to differ materially from any performance or achievements planned, expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that actual results will not differ materially from our expectations.

         In the wake of the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, our water utilities are operating on a heightened state of alert. We continue to inspect and test our water daily. We have also taken extra precautions, and we have added certain security measures regarding the delivery of certain chemicals. We have the ability to seal off our reservoirs should contamination of the water supply occur. We do not expect our increased security measures to have a material adverse effect on our operations or financial position. We are not aware of any specific threats to our water utility operations or any of our other operations; however, we cannot control the outcome of such events should they occur.

         The September Report should be read in conjunction with our 2000 Annual Report and with our Form S-3 Registration Statement filed with the SEC on July 16, 2001 for a more detailed description of the risk factors affecting Southwest Water. These include, but are not limited to, revenue backlog information, expectations regarding sales growth and new contracts, potential acquisitions, weather conditions, changes in business conditions, and legal and other contingencies.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

         Diluted EPS was $0.24 for both of the quarters ended September 30, 2001 and 2000, respectively (after adjustment for a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split in the form of a stock dividend on January 1,
2001). As discussed in Note 4 to the condensed consolidated financial statements, we acquired a 90% ownership of OpTech on August 31, 2001.
All revenue, expense and income items reflect one month of operating results for OpTech.

         Operating income

         Third quarter 2001 operating income increased $77,000, or 2%, and, as a percentage of operating revenues, was 14% in 2001 and 2000. Non-regulated operating income decreased $225,000. During 2000, ECO had the benefit of a one-time construction project of a large water treatment plant in El Paso, Texas, and recognized the related revenue and operating income. There was no comparable project in 2001. In addition, MTI had increases in its operating expenses in connection with an installation contract that began in late 2000. Operating income at the utilities increased $646,000, due primarily to the acquisition of Windermere and Hornsby in October 2000. Parent company expenses increased $344,000 due to compensation related items, health insurance costs, professional services and charitable contributions.

         Operating revenues

         Our operating revenues increased $955,000 in the third quarter of 2001 compared with the same period in 2000. Non-regulated revenues decreased $583,000, or 3%, due primarily to a decrease in ECO's revenues resulting from the benefit in 2000 of a construction project as described above. The project contributed approximately $2,000,000 of revenue in the third quarter of 2000. Utility revenues increased $1,538,000 or 11%, primarily as a result of the addition of Windermere and Hornsby customers following the acquisition in October 2000.

         Direct operating expenses

         During the three months ended September 30, 2001, direct operating expenses decreased $92,000. As a percentage of operating revenues, these expenses were 72% in 2001 and 75% in 2000. Non-regulated direct operating expenses decreased $430,000, due primarily to a reduction in expenses at ECO as a result of the 2000 construction project described above. The decrease was partially offset by MTI's operating expenses incurred in connection with an installation contract that began in late 2000. The utilities' direct operating expenses increased $338,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000.

         Selling, general and administrative expenses

         Selling, general and administrative expenses for the third quarter of 2001 increased by $970,000, or 29% compared with the same period in 2000. As a percentage of operating revenues, these expenses were 14% in 2001 and 11% in 2000. General and administrative expenses of our non-regulated businesses increased $72,000 due primarily to increased sales expenses from an expanded marketing effort at ECO, additional lease expenses with respect to telecommunications equipment and compensation-related items including workers' compensation insurance, medical insurance and wages. General and administrative expenses at the utilities increased $554,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000. General and administrative expenses of the parent company increased $344,000.

         Interest expense

         Interest expense increased by $23,000 for the quarter ended September 30, 2001. Interest expense increased primarily because of the issuance of our $20,000,000 debentures in July 2001. The increase was partially offset by a reduction in our line of credit borrowing, generally lower interest rates on short-term borrowings and interest capitalized at Windermere on utility construction projects.

Nine months ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

         Diluted EPS was $0.47 for the first nine months of 2001, an increase of 2% compared to diluted EPS of $0.46 during the same period in 2000 (after adjustment for a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split, in the form of a stock dividend, on January 1, 2001).

         Operating income

         Operating income for the nine months ended September 30, 2001 increased $147,000 or 2%, compared to the same period in 2000 and, as a percentage of operating revenues, was 11% in 2001 and 12% in 2000. Non-regulated operating income decreased $551,000. During 2000, ECO had the benefit of a one-time construction project of a large water treatment plant in El Paso, Texas, and recognized the related revenue and operating income. There was no comparable project in 2001. In addition, general and administrative expenses at ECO increased in 2001 compared to the same period in 2000 as described below. The decrease in operating income was partially offset due to the acquisition of MTI in April 2000 and OpTech on August 31, 2001. Operating income at the utilities increased $1,050,000, due primarily to the acquisition of Windermere and Hornsby in October 2000. Parent company expenses increased $352,000 due primarily to compensation related items health insurance costs, professional services and charitable contributions.

Operating revenues

         Our operating revenues for the nine months ended September 30, 2001 increased $4,832,000 compared with the same period in 2000. Non-regulated revenues increased $1,123,000, or 2%, due primarily to the acquisition of MTI in April 2000 and OpTech on August 31, 2001 The increase was partially offset by a decrease in ECO's revenues due to the benefit in 2000 of a construction project as described above. The project contributed approximately $6,000,000 of revenue during the first nine months of 2000. Utility revenues increased $3,709,000, or 11%, primarily as a result of the addition of Windermere and Hornsby customers following the acquisition in October 2000.

         Direct operating expenses

         During the nine months ended September 30, 2001, direct operating expenses increased $2,824,000, or 5%. As a percentage of operating revenues, these expenses were 74% in 2001 and 75% in 2000. Non-regulated direct operating expenses increased $865,000, due primarily to the acquisition of MTI in April 2000 and OpTech on August 31, 2001. This increase was partially offset by a reduction in expenses at ECO due to the 2000 construction project described above. The utilities' direct operating expenses increased $1,959,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000 and to increases in energy costs and other water-volume-related expenses at Suburban.

         Selling, general and administrative expenses

         Selling, general and administrative expenses for the first nine months of 2001 increased by $1,861,000, or 18%, compared with the same period in 2000. As a percentage of operating revenues, these expenses were 14% in 2001 and 13% in 2000. General and administrative expenses of our non-regulated businesses increased $809,000 due primarily to the acquisition of MTI in April 2000 and OpTech on August 31, 2001. General and administrative expenses also increased at ECO due to increased sales expenses from an expanded marketing effort, additional lease expenses with respect to telecommunications equipment and compensation-related items including workers' compensation insurance, medical insurance and wages. General and administrative expenses at the utilities increased $700,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000. General and administrative expenses of the parent company increased $352,000.

         Interest and other expenses

         Total interest and other expenses decreased by $216,000 for the nine months ended September 30, 2001. Interest expense increased $49,000, reflecting the issuance of our debentures, offset by decreases in our line of credit borrowing and generally lower interest rates on short-term borrowings. In addition, we capitalized interest at Windermere on utility construction projects. Interest income decreased $253,000 primarily due to interest income recognized by Suburban in 2000 on cash held by an accommodator in connection with the sale of property formerly used in utility operations. The cash was later used to purchase the City of West Covina water distribution system. Other income increased $518,000 primarily due to the recognition of deferred lease income associated with a construction project at ECO as described above.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As discussed in our 2000 Annual Report, ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station operated by ECO. In 2000, a hearing was held and a summary judgment motion is pending in one action. A trial for a second action is pending and expected to take place in late 2001. The other two lawsuits remain pending at this date. Southwest Water and ECO intend to vigorously defend against these claims, and we have requested defense and indemnification by our insurance carrier. At this time, we do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flow.

         As discussed in our 2000 Annual Report, Southwest Water and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main San Gabriel Basin. In September 1999, the California 2nd District Court of Appeal ordered that certain of the lawsuits be dismissed. The California Supreme Court agreed to review this decision, and a hearing was conducted in November 2001. We anticipate that the California Supreme Court will issue its ruling within 90 days of the hearing. Southwest Water and Suburban have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. In April 2000, approximately 240 plaintiffs filed two additional lawsuits similar to the actions described above. Defendants include Southwest Water, Suburban and other water producers in the Main Basin and a number of alleged industrial polluters. We expect to defend the new actions on the same basis as the earlier actions. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position or results of operations.

         As discussed in the 2000 Annual Report, in 1998 the City of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. At the time of the original complaint, Southwest Water believed that the fair market value of NMUI was substantially higher than the amount offered in Albuquerque's complaint. In September 2000, the Albuquerque City Council voted eight-to-one in favor of withdrawing the condemnation proceeding. In September 2001, we received a formal withdrawal of the lawsuit and Albuquerque has paid us approximately $115,000 to cover costs incurred as a result of the condemnation proceedings.

         Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 6:  Exhibits and Reports on Form 8-K:

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

         None

(b) Reports on Form 8-K

         Form 8-K describing the acquisition of OpTech and the Agreement and Plan of Merger, filed with the SEC on September 19, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       SOUTHWEST WATER COMPANY
                                       -----------------------
                                       (Registrant)



Dated: November 13, 2001               /s/ PETER J. MOERBEEK
------------------------               ---------------------
                                       Peter J. Moerbeek
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Dated: November 13, 2001               /s/ THOMAS C. TEKULVE
------------------------               ---------------------
                                       Thomas C. Tekulve
                                       Vice President Finance
                                       (Principal Accounting Officer)