Form 10-K405
period 2001-12-31
SOUTHWEST WATER CO
filed 2002-03-28
CIK 92472

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
                                            -----------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      On March 22, 2002, there were 9,201,412 common shares outstanding. The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $129,000,000 based upon the average high and low stock prices as of March 22, 2002. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

Documents incorporated by reference:                         Form 10-K Reference
-----------------------------------                          -------------------

      Proxy Statement dated on or about April 9, 2002 for
      Annual Meeting of Stockholders on Monday, May 13, 2002      Part III

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. [X]

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                      INDEX

PART I

Item 1.     Business................................................................................    1
Item 2.     Properties..............................................................................   16
Item 3.     Legal Proceedings.......................................................................   18
Item 4.     Submission of Matters to a Vote of Security Holders.....................................   19
Item 4a.    Executive Officers of the Registrant....................................................   19

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters...............   20
Item 6.     Selected Financial Data.................................................................   21
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................   22
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk..............................   29
Item 8.     Financial Statements and Supplementary Data.............................................   30
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..............................................................................   52

PART III

Item 10.    Directors and Executive Officers of the Registrant......................................   53
Item 11.    Executive Compensation..................................................................   53
Item 12.    Security Ownership of Certain Beneficial Owners and Management..........................   53
Item 13.    Certain Relationships and Related Party Transactions....................................   53

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   54
            Exhibit Index...........................................................................   60
            Signatures..............................................................................   66

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

      In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K and in the documents incorporated by reference in this report. "Forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 are projections, plans, objectives, or assumptions about our company. Forward-looking statements involve numerous risks and uncertainties, and you should not place undue reliance on these statements because we cannot assure you that the events or circumstances reflected in these statements will actually occur. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," "anticipates," or the negative of or other variations of or comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect, imprecise or incapable of being realized. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

                                     PART I

Item 1. Business

      General Description of Business

      Southwest Water Company (Southwest Water, the Company, "we," "us" or "our") was incorporated in California on December 10, 1954. We reincorporated in Delaware on June 30, 1988. Southwest Water is a publicly traded holding company. All business operations are conducted through our subsidiaries, which provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services and utility submetering. We provide service for more than 1.5 million people in 29 states from coast to coast. Our business is segmented into regulated and non-regulated operations.

      We own and operate rate-regulated public water and wastewater utilities. State regulatory agencies oversee the operations of our utilities and establish the rates that we can charge for our services. Our rate-regulated operations are performed by four subsidiaries: Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Hornsby Bend Utility Company (Hornsby), which are wholly owned, and Windermere Utility Company (Windermere), of which we own 80%.

      We also own and operate non-regulated businesses. Through our wholly owned subsidiary, ECO Resources, Inc. (ECO), which we acquired in 1985, we operate and manage water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. On August 31, 2001, we acquired a 90% interest in Operations Technologies, Inc. (OpTech), a provider of contract water, wastewater and public works services in the southeastern United States. Nationwide, we provide utility submetering and billing and collection services through our 80%-owned subsidiary, Master Tek International, Inc. (Master Tek). In some instances, these companies may be subject to regulatory oversight; however, the pricing of our services for these companies is not subject to regulation. See Note 12 "Segment Information" in the accompanying Notes to Consolidated Financial Statements.

      General Information

      The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities, although we have several patents pending for certain submetering equipment. Except for certain logos and artwork used in marketing, we have no other patents, licenses or trademarks. In our daily operations, we use certain commodities such as chemicals and supplies that are currently readily available from a number of suppliers. During the past year, there were no significant changes in the manner in which we conduct our business.

      We have no individual customers who accounted for 10% or more of our consolidated revenues, or whose loss would have a material adverse effect on our consolidated operations. We are subject to the requirements of various regulatory agencies with respect to our water and wastewater treatment services. To date, we have experienced no material adverse effects upon our regulated or non-regulated operations or our capital expenditures resulting from compliance with governmental regulations relating to protection of the environment. At December 31, 2001, we employed 989 people, none of whom is represented by an employee union.

      Subsidiaries

      A. Non-regulated Operations

      Non-regulated operations consist primarily of (1) the contract water and wastewater management services business conducted by our wholly owned subsidiary, ECO, and our 90%-owned subsidiary, OpTech and (2) the utility submetering services business conducted by our 80%-owned subsidiary, Master Tek.

      ECO Resources, Inc.

      Development of Business, Services and Regulation

      In 1985, we purchased all of the outstanding common stock of ECO and entered into the contract water services business. ECO was established in 1972, and incorporated in Texas in 1974. ECO provides contract water and wastewater system management, operations and maintenance services in Texas, Mississippi, New Mexico and California. ECO's services include facility and equipment maintenance and repair, sewer pipeline cleaning, water and wastewater operations, billing and collection services and state-certified laboratory analysis. Typically, ECO does not own the water sources or utility facilities that it operates for its clients. However, during the construction phase of a project, ECO may have an ownership interest in the project. Although not the owner, ECO is responsible for operating water and wastewater facilities in compliance with all federal, state and local environmental and health standards and regulations. ECO also facilitates the design, building and operating aspects of various water and wastewater projects.

      ECO's operations are generally seasonal in nature. Heavy rainfall interferes with ECO's ability to perform billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Moderate rainfall may create additional opportunities for billable work outside the scope of existing contracts. Drought conditions do not necessarily affect ECO's opportunities for additional billable work.

      ECO generally has two distinct types of contractual relationships: (1) time-and-material contracts, primarily with municipal utility districts in Texas, and (2) fixed-fee operations and maintenance contracts.

      Municipal Utility District (MUD) Contracts

      A MUD is created under the rules of the Texas Natural Resource Conservation Commission (TNRCC) to provide water delivery, wastewater treatment and drainage services to areas where existing municipal services are not available. ECO negotiates each MUD contract with the MUD's Board of Directors. ECO has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. Under a typical MUD contract, ECO bills a monthly base fee and provides a specified level of services. Services typically include customer billing and collection, customer service and environmental monitoring and reporting for a specified number of customer connections. Any additional services provided beyond the basic contract are usually billed by ECO on a time-and-materials basis as services are rendered. Generally, MUD contracts are short-term and are cancelable on 30- or 60-day notice by either party, although most MUD contracts have durations of at least three years. As the number of customer connections increases, most contracts allow ECO to increase its monthly base fee.

      As the cities of Houston, Austin and El Paso, Texas expand their boundaries, they periodically acquire MUD-owned facilities through annexation to city-owned facilities; however, during 2001, none of the MUD contracts operated by ECO were annexed to city-owned facilities. As of December 31, 2001, ECO had 178 MUD contracts, an increase of five MUD contracts compared to December 31, 2000.

      Operations and Maintenance (O&M) Contracts

      O&M contracts are agreements with cities and private entities that provide a specified level of services such as facility operation and maintenance, meter reading and customer billing and collection, or management of the entire water or wastewater system. Under a standard O&M contract, ECO charges a fee that covers a specified level of services. The contract limits ECO's liability in the event of a major system failure or catastrophic event. When ECO provides services beyond the scope of a contract, ECO bills for the additional services. If a major system failure or catastrophic event occurred as the result of flooding, earthquake, electrical strike or vandalism for example, the facility owner would most likely call upon ECO to provide a variety of additional services on a time-and-materials basis. This might include running pumps, resealing manholes or replacing meters. Most O&M contracts provide for annual cost of living increases, and ECO typically has the right to increase its fixed operations fee if the system experiences growth beyond a specified level. Under its O&M contracts, ECO may pay certain costs such as chemical or utility expenses. The O&M contracts provide that ECO may be reimbursed for certain of these costs. In most cases, O&M contracts are cancelable only upon a specific breach of the contract by either party. As of December 31, 2001, ECO had 40 O&M contracts compared to 29 O&M contracts as of December 31, 2000.

      The following table indicates the number of contracts in effect as of the end of each of the five most recent years:

                                     Table 1
                    ECO Resources, Inc. - Number of Contracts

                                          Contracts as of December 31,
                                2001       2000       1999       1998       1997
                                ----       ----       ----       ----       ----
MUD contracts                    178        173        165        150        138
O&M contracts                     40         29         27         20         18

      Construction Project

      In 1999, ECO agreed to facilitate the design, building, financing and operation of a reverse osmosis treatment plant just outside of El Paso, Texas, for the El Paso County Water Authority (EPCWA). The project included the drilling of five new wells and associated water lines and settling ponds. During construction of the treatment plant, ECO received interest payments from the EPCWA. In addition, the EPCWA awarded ECO a 20-year, $22,000,000 extension of ECO's existing operating contract. The construction of the plant was substantially completed in December 2000 and the facility began operating in February 2001, treating approximately 2,600,000 gallons of water per day. Reverse osmosis technology is a process that removes microscopic particles such as minerals and salts from a solution. The plant was constructed in an area that anticipates a significant increase in population over the next two years.

      Competition and Future Development

      Over the past few years, ECO has increased its market position by adding new MUD and O&M contracts, managing construction projects, and by aggressively pursuing renewal of its existing contracts. The contract water and wastewater management industry continues to experience growth and change. New contracts are awarded based on a combination of customer service, lowest cost and technical expertise. While ECO intends to expand its market share in the southwestern and southern United States, there is substantial competition in its markets. ECO's competition in the O&M portion of its business includes a number of significantly larger companies that provide O&M services on a national and international basis, as well as several regional competitors. In addition, the cities themselves are ultimately ECO's largest competitors. ECO must overcome reluctance on the part of city officials to outsource their water and wastewater services. In the Texas MUD market, competitors include two large national companies and several smaller local companies. Although industry renewal rates tend to be high, the contract water and wastewater management business is very competitive, and we cannot assure you that ECO will be able to increase its market share in the future.

      Revenue Backlog

      ECO's revenue backlog consists of new and existing contracts. We include new contracts in the backlog when the contracts have been signed by both ECO and the client. Revenues included in the backlog may be realized over a multi-year period. ECO's O&M contracts typically have durations of three to five years, and the uncompleted remaining portion of these existing contracts is reflected in the backlog. MUD contracts are assumed to have a 36-month term, consistent with ECO's experience, and are included in the backlog computation. We believe our backlog figures are firm, subject only to the cancellation and modification provisions contained in the contracts. As of December 31, 2001 and 2000, ECO's anticipated future revenues from firm contractual commitments were approximately $95,000,000 and $106,000,000, respectively. The change in the backlog was primarily due to 1) completion in 2001 of a one-time $6,500,000 construction project of a large water treatment plant in El Paso, Texas and 2) recognition of annual revenues on long-term contracts.

      Operations Technologies, Inc.

      Development of Business, Services and Regulation

      In August 2001, we purchased 90% of the outstanding shares of OpTech, a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8,248,000. The purchase price consisted of cash payments of $3,530,000 in 2001 and $418,000 in January 2002, 91,981 shares of Southwest Water common stock with a market value of $1,300,000 and promissory notes in the aggregate amount of $3,000,000. As is customary in transactions of this type, we also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. Under the terms of our purchase agreement, we have the right to acquire the remaining 10% of OpTech after a period of five years based upon a formula relating to the profitability of OpTech. After two years, the minority shareholder has the option to sell the remaining 10% of OpTech to us using the same formula.

      OpTech was founded in 1994 and incorporated in Georgia in 1995. OpTech operates O&M contracts which are similar to the O&M contracts that ECO operates, except that OpTech's contracts are primarily for labor only. OpTech provides all aspects of water and wastewater operations and maintenance services. OpTech performs related services including facility and equipment maintenance and repair and some limited customer billing and collection services. OpTech also provides public works services which include street cleaning, street repairs and maintenance of city-owned vehicles. As a contract operator, OpTech does not own any of the water sources or utility facilities that it operates for its clients. Although not the owner, OpTech is responsible for operating these water and wastewater facilities in compliance with all federal, state and local environmental and health standards and regulations. OpTech's operations can be seasonal in nature. Severe adverse weather conditions can result in OpTech incurring additional labor and operating costs which may not necessarily be recovered through additional billing to the various cities under O&M contracts.

      Competition and Future Development

      Over the past few years, OpTech has increased its market position by adding new O&M contracts and by aggressively pursuing renewal of its existing contracts. As of December 31, 2001, OpTech had 13 O&M contracts. The contract water and wastewater management industry continues to experience growth and change, and there is substantial competition in its markets. New contracts are awarded based on a combination of customer service, lowest cost and technical expertise. OpTech intends to expand its market share in the southeastern United States by pursuing new business opportunities in Georgia, Mississippi and Florida. However, we cannot assure you that OpTech will be able to increase its market share in the future.

      Revenue Backlog

      OpTech's revenue backlog consists of new and existing contracts. We include new contracts in the backlog when the contracts have been signed by both OpTech and the client. Revenues included in the backlog may be realized over a multi-year period. OpTech's O&M contracts typically have durations of three to five years, and the uncompleted remaining portion of these existing contracts is reflected in the backlog. We believe our backlog figures are firm, subject only to the cancellation and modification provisions contained in the contracts. As of December 31, 2001, OpTech's anticipated future revenue from firm contractual commitments was approximately $41,000,000.

      MasterTek International, Inc.

      Development of Business, Services and Regulation

      In April 2000, we acquired 80% of the outstanding common stock of Master Tek and entered the utility submetering, billing and collection services market. Master Tek was established in 1975, and incorporated in Colorado in 1985. The purchase price was $4,000,000, consisting of $2,000,000 in cash and a $2,000,000 ten-year promissory note. The purchase agreement provides that Southwest Water has the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial performance of Master Tek over the next eight years. The minority owner of Master Tek has the option to require us to purchase the remaining 20% of Master Tek in increments of 5% over the next four years using the same formula. The minority owner has exercised this option for 5% of Master Tek, and we expect to pay $1,000,000 to the minority owner in April 2002. As is customary in transactions of this type, we also entered into an employment agreement, a consulting agreement and a non-compete agreement with the minority owner.

      Utility submetering involves the installation of electronic equipment in apartments, condominiums, mobile home parks and other multi-family dwellings to monitor each resident's usage of various utilities. Submetering allows water, gas and electricity usage to be measured and charged to each individual residential unit. By making residents accountable for their own utility consumption, submetering tends to promote conservation of natural resources. Master Tek has designed its own submetering equipment and also installs submetering equipment manufactured by others.

      In addition to installation of submetering devices, Master Tek provides billing, collection and customer relations services. The billing process for submetered facilities involves the transmission of utility usage data via radio frequency and telephone lines to Master Tek's headquarters near Denver, Colorado. In addition, Master Tek provides billing, collection and customer relations services for multi-family dwellings which allocate rather than meter a portion of the utility bill to each tenant. Master Tek service representatives prepare bills and handle customer inquiries. As of December 31, 2001, Master Tek was providing service to approximately 131,000 dwelling units in 29 states throughout the country and had another 22,000 units under contract, awaiting construction of the properties. Master Tek's revenues and earnings are generally not subject to seasonal fluctuations.

      Competition and Future Development

      Master Tek's utility submetering, installation, billing and collection business is highly competitive. While industry contract renewal rates are high, management companies and owners of multi-family dwellings periodically change billing and collection companies. In addition, Master Tek competes with several larger competitors whose size, customer base and capital resources may restrict Master Tek's ability to compete successfully for certain contracts. Submetering is a relatively new industry and may attract other large competitors.

      Revenue Backlog

      Master Tek's revenue backlog includes anticipated revenues from existing commitments of current clients. Master Tek's contracts are generally cancelable with no long-term commitment. Based upon Master Tek's historic retention of its clients, Master Tek's anticipated future revenues from firm contractual commitments were approximately $4,000,000 and $3,000,000 as of December 31, 2001 and 2000, respectively.

      B. Regulated Utility Operations

      Suburban Water Systems

      Development of Business, Product and Regulation

      Suburban is a regulated public water utility that produces and supplies water for residential, business, industrial and public authority use and for private and public fire protection service under jurisdiction of the California Public Utilities Commission (CPUC). Suburban's service area contains a population of approximately 311,000 people in an area of approximately 42.5 square miles within Los Angeles and Orange counties, California.

      Suburban or its predecessor entities have supplied water since approximately 1907. From the mid-1950s to the late 1960s, Suburban's operations expanded rapidly as most of its service area was converted from agricultural use to residential, business and industrial use. Suburban has experienced only modest connection growth since the late 1960s, principally due to the population saturation of its service area. In February 2000, Suburban purchased the City of West Covina's (West Covina) water distribution system and facilities, which added approximately 7,000 connections to Suburban's customer base, an increase of about 11%.

      The following table indicates by classification the number of water connections that Suburban served as of the end of each of the past five years:

                                     Table 2
     Suburban Water Systems - Number of Water Connections by Classification

                                       Water Connections as of December 31,
                                    2001      2000      1999      1998      1997
                                  ------    ------    ------    ------    ------
Residential                       70,495    70,527    63,386    63,148    62,980
Business and industrial            2,996     2,798     2,793     2,752     2,642
Public authority                     483       484       317       313       268
Other                                691       674       657       630       825
                                  ------    ------    ------    ------    ------
     Totals                       74,665    74,483    67,153    66,843    66,715
                                  ------    ------    ------    ------    ------

      During each of the past five years, Suburban's annual operating revenues were approximately 74% from sales to residential connections, approximately 17% from sales to business and industrial connections, and about 9% from sales to other connections.

      Seasonal temperature and rainfall variations subject Suburban's business to significant revenue and profitability fluctuations. The majority of residential water consumed is for outdoor use. Suburban's residential customers tend to use more water in hot, dry weather and the third quarter of each year is usually the highest in terms of customer consumption, revenues and profitability.

      Wells and Other Water Sources

      Suburban's wells pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the Main Basin) and the Central Basin. Suburban's rights to pump water from the Main and Central Basins are fully adjudicated under California law, and these adjudications establish Suburban's right to produce water at levels and at a price prescribed each year by the Watermaster Boards (the Boards) that manage the Main and Central Basins. Suburban is allowed to produce water from the Main and Central Basins in excess of the amount prescribed by the Boards, but when Suburban does so, an additional payment is required to provide for the replenishment of the water supply. As the water levels in the Main and Central Basins increase or decrease, the Boards may adjust the amount of water that Suburban is allowed to pump without paying additional charges. In recent years, the availability of water from the Main Basin has decreased because of ground water contamination issues. As a result, the amount of water that Suburban is able to pump from the Main Basin has declined. During 2001, the Main and Central Basins were the source of about 54% of Suburban's water supply, compared to about 60% in 2000.

      Suburban's water supply is supplemented by water purchased from other external sources. Suburban purchases water from the Metropolitan Water District
(MWD) of Southern California through member agencies and other customers of member agencies. Suburban also purchases water from two mutual water companies that produce their water from the Main Basin. Suburban's ownership of shares in each of these mutual water companies has allowed it to purchase water at a cost that is lower than many other sources. In addition, Suburban leases Main Basin pumping rights from other parties, which also helps reduce its cost of water. However, we cannot assure you that these sources of water will remain unaffected by the Main Basin ground water contamination issues or that Suburban will be able to use these water sources indefinitely.

      During 2001, Suburban shut down four of its wells because of the effects of Main Basin groundwater contamination. This resulted in Suburban purchasing approximately 46% of its water supply from the MWD and other sources. In the first two months of 2002, Suburban shut down an additional three wells, reducing the number of operating wells to seven. Suburban projects that the Main and Central Basins will supply only about 37% of Suburban's water in 2002. Suburban will be required to purchase the balance of its water supply from the MWD and other existing water sources. Cooperating Respondents (CRs) (formerly referred to as Potentially Responsible Parties, or PRPs) are reimbursing Suburban for the incremental costs of purchasing water needed to replace lost production as a result of the Main Basin contamination issues. To date, Suburban has been able to produce and purchase enough water to meet its current customer requirements. However, we cannot assure you that Suburban will be able to produce enough water, or provide water to all customers with its existing supply lines and connections. Suburban is currently examining various options to increase its available water supply. These options include drilling new wells, adding connections to its existing MWD supply lines and constructing a water treatment facility. We cannot assure you that the results of drilling the wells will be successful, that we will be able to obtain necessary permits to add new supply lines and connections, or that we will be able to obtain regulatory or legislative approval to operate a water treatment plant.

      Water Quality Regulation

      Suburban's water supply is subject to regulation by the United States Environmental Protection Agency (EPA) under the 1996 Federal Safe Drinking Water Act (US Act), and by the Office of Drinking Water of the California Department of Health Services (DOHS) under the California Safe Drinking Water Act (Cal
Act). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations which require, among other things, disinfection of drinking water, specification of maximum contaminant levels (MCLs) and filtration of surface water supplies. The Cal Act and the rules of the DOHS are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the DOHS are more stringent than those of the EPA.

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

      In addition to the EPA and the DOHS water quality regulators, Suburban is also subject to water quality standards that may be set by the CPUC. The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the DOHS. We believe that water supplied by Suburban meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation and CPUC standards. Suburban provides its customers with an annual water quality report which, among other things, informs them of the source and quality of the water being provided.

      Costs associated with testing of Suburban's water supplies have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. Suburban believes that costs associated with the additional monitoring and testing of its water will be recoverable from ratepayers in future rate increases. We cannot assure you that water sources currently available to Suburban will meet future EPA or DOHS requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures by Suburban in the future. We believe that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, we cannot assure you that recovery of such costs will be allowed.

      In June 1998, Suburban detected in one of its wells the substance N-nitrosodimethylamine (NDMA) in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. In 1999, Suburban completed construction of a treatment facility that is intended to reduce NDMA in this well to non-detectable levels. In February 2001, Suburban received final regulatory approval of the facility and in May 2001, Suburban began producing water from this well. In February 2002, the DOHS lowered the recommended action level of the substance perchlorate, which was subsequently detected in this well at levels in excess of the revised level. Suburban immediately removed this well from service.

      In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. At the present time, Suburban's water sources are in compliance with the new standards which must be fully met by 2006. However, if the EPA were to lower the arsenic standard further, we cannot predict the impact that such a change in the standard would have on Suburban's water utility operations. If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on Suburban's financial position or results of operations.

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

      California state laws provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under California law, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. Suburban is not aware of any impending proceeding for the condemnation of any portion of its facilities.

      Under current CPUC practices, customer water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include step increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. Suburban filed its last general rate increase request in 1995. In recent years, Suburban succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. However, the CPUC has directed Suburban to file a general rate application by March 31, 2002. Southwest Water and Suburban are unable to predict the outcome of these rate proceedings at this time.

      Under prior CPUC procedures, rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water were accomplished through an abbreviated offset proceeding that required approximately two months from the time of filing a request to the authorization of new rates. In February 2001, Suburban applied for an offset proceeding because of significant increases in energy costs as a result of the electricity crisis in California and received an offset rate increase. Under current CPUC guidelines, offset increases are no longer as readily available as they have been in the past. Offset increases have more restrictions and will no longer be considered by the CPUC unless they occur within a three-year general rate cycle.

      Prior to December 1, 2001, the CPUC permitted Suburban (and other regulated utilities) to record the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of December 1, 2001. In place of the balancing account, Suburban will track the difference between actual and CPUC-adopted water production costs in current operations. Such costs will be accumulated in a memorandum account and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. We believe that Suburban will be able to recover approximately $2,500,000 that was in the balancing account as of December 1, 2001 at the conclusion of the general rate hearing scheduled to commence March 31, 2002. However, we cannot assure you of such recovery. Suburban believes that the changed CPUC rules will likely result in greater fluctuations in revenue and earnings beginning in 2002.

      Suburban has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, the inability to increase rates in the event that certain costs increased would adversely affect Suburban's results of operations.

      Future Development

      In recent years, Suburban's growth has been limited to extensions into new subdivisions along the periphery of its service area. There is little area available for new business, industrial construction or residential growth in Suburban's service area. As a result, no significant increases in the number of connections in Suburban's current service area are anticipated. In 2000, Suburban purchased West Covina's water distribution system and facilities. The sale closed February 25, 2000, with Suburban assuming ownership and operation of the water system on that date. The purchase price paid by Suburban was approximately $8,500,000. The transaction added approximately 7,000 connections to Suburban's customer base, an increase of about 11%. The purchase of the West Covina system was funded in part by the reinvestment of approximately $3,900,000 of proceeds from the 1999 sale of surplus land. The remaining funds for the purchase were obtained from line of credit borrowing.

      Although Suburban's service areas are mature, Suburban's operations are capital intensive. Significant capital expenditures are necessary for the renovation and replacement of Suburban's facilities. Capital is generated from Suburban's operations, periodic debt financing by Suburban and lines of credit that Suburban has with banks. To a lesser extent, Suburban receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility replacement. For the years ended December 31, 2001, 2000 and 1999, capital expenditures approximated $4,700,000, $4,800,000 and $4,900,000, respectively. Of these amounts, Suburban received capital contributions and advances from developers of $339,000, $785,000 and $748,000 in 2001, 2000 and 1999, respectively.

      New Mexico Utilities, Inc.

      Development of Business, Product and Regulation

      NMUI is a regulated public water utility that provides water supply and sewage collection services for residential, commercial, irrigation and fire protection customers under jurisdiction of the New Mexico Public Regulation Commission (NMPRC). NMUI's service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico, and contains a population of about 32,000 people in an area of approximately 34 square miles, of which an estimated 30% has been developed.

The following table indicates by classification the number of water connections served by NMUI as of the end of each of the most recent five years:

                                    Table 3
   New Mexico Utilities, Inc. - Number of Water Connections by Classification

                                         Water Connections as of December 31,
                                        2001     2000     1999     1998     1997
                                      ------    -----    -----    -----    -----

Residential                            9,253    8,037    7,035    6,017    5,039
Business and industrial                  668      631      577      548      497
Other                                     85       80       77       74       68
                                      ------    -----    -----    -----    -----
     Totals                           10,006    8,748    7,689    6,639    5,604
                                      ------    -----    -----    -----    -----

      In 1969, Suburban purchased NMUI. In 1987, NMUI became a wholly owned subsidiary of Southwest Water after the New Mexico Public Utility Commission, the NMPRC's predecessor agency, authorized Suburban to transfer by stock dividend all of the stock of NMUI to us. Since 1969, NMUI has grown from approximately 800 connections to over 10,000 connections. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial property. During 2001, NMUI added 1,258 new water connections and 1,249 new wastewater connections. Because of the continuing economic development in NMUI's service area, NMUI expects to add a similar number of connections in 2002. During 2001, NMUI's operating revenues were approximately 58% from sales to residential connections and approximately 42% from sales to commercial and industrial connections.

      Seasonal temperature and rainfall variations subject NMUI's business to significant revenue and profitability fluctuations. The majority of residential water consumed is for outdoor use. NMUI's residential customers tend to use more water in hot, dry weather and the third quarter of each year is usually the highest in terms of customer water consumption, revenues and profitability. The wastewater operation revenues and profitability tend to remain relatively constant throughout the year.

      Wells, Other Water Sources, and Water Quality Regulation

      NMUI owns five wells and four reservoirs and believes that it has adequate water capacity to serve its current customer base as well as new customers over the next decade, based upon the current growth rate. NMUI's wells produce water from the Rio Grande Underground Basin. The water supplied by NMUI to its customers is subject to regulation by the EPA and by the State of New Mexico Environmental Improvement Division (EID). Samples of water from throughout the system are tested regularly by independent, state-certified laboratories, and the results of the tests are sent to the EID. Chlorination is performed to provide allowable chlorine residuals as a safeguard against bacteriological contamination. NMUI provides its customers with an annual water quality report, which, among other things, informs them of the source and quality of the water being provided.

      We believe that water supplied by NMUI meets all current requirements of the EPA and the EID. In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Although NMUI meets the current 50 parts per billion standard, it does not meet the newly adopted arsenic standard. The new standard must be completely met by 2006. To meet this new standard, NMUI is considering certain options that include, among other things, point-of-source treatment or the construction of a treatment plant. NMUI anticipates that significant capital expenditures will be required in order to comply with the new arsenic standard and we anticipate that the change in standards will have an impact on our water utility operations. However, we cannot determine the impact at this time. NMUI is aware that there may be funds available from state or federal agencies that could defray a part of the capital expenditures that NMUI believes will be necessary to meet the new arsenic standards. NMUI may consider presenting a rate case to the NMPRC in order to recover costs. We cannot assure you that funds will be made available to NMUI or that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

      We cannot assure you that water sources currently available to NMUI will meet future EPA or EID requirements, or that such requirements will not require future capital expenditures by NMUI. If customer growth continues in NMUI's service area, NMUI may have to increase its water supply capability through additional well construction. NMUI has an emergency supply of water available through an interconnection with another water purveyor.

      Competition, Rate Relief and Future Development

      NMUI operates under a Certificate of Public Convenience and Necessity granted by the NMPRC and is regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of its business. NMUI's water and wastewater business is dependent upon maintaining this certificate and upon various governmental and court decisions affecting NMUI's water rights and service area.

      NMUI has been, and believes that it will continue to be, permitted to increase its rates as necessary to achieve a reasonable rate of return. However, the inability to increase rates in the event that certain costs increased would adversely affect NMUI's results of operations. Requests for rate increases are submitted to the NMPRC with the test year typically being the previous year's actual results. Because of the continued growth in its service area,

NMUI has not found it necessary to request a general water rate increase during the past several years. NMUI's last general water rate increase was granted in 1984. NMUI's last general sewer rate increase was granted in 1995.

      New Mexico state laws provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the utility. Under New Mexico law, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system.

      In recent years, the City of Albuquerque (Albuquerque) has annexed a significant portion of NMUI's service area; however, NMUI has continued to serve the customers located in the annexed areas. Currently, 76% of NMUI's customers are located within Albuquerque's city limits. In 1998, Albuquerque initiated an action in eminent domain to acquire the operations of NMUI. In September 2000, the Albuquerque City Council voted to withdraw the condemnation proceeding. NMUI received a formal withdrawal of the lawsuit in 2001 and was reimbursed by Albuquerque for approximately $115,000 in legal fees incurred as a result of the condemnation proceedings. NMUI is not aware of any additional impending proceedings for the condemnation of any portion of its facilities.

      Because NMUI's service area continues to experience rapid growth, its operations are capital intensive. Capital is generated from NMUI's operations, periodic debt financing by NMUI, lines of credit of NMUI and Southwest Water, contributions in aid of construction received from developers, and from advances received from developers, which are repaid under rules of the NMPRC. For the years ended December 31, 2001, 2000 and 1999, capital expenditures approximated $3,700,000, $3,500,000 and $3,600,000, respectively. Of these amounts, NMUI received capital contributions from developers of $3,103,000, $3,079,000 and $3,418,000 in 2001, 2000 and 1999, respectively.

      Windermere Utility Company and Hornsby Bend Utility Company

      Development of Business, Product and Regulation

      In 1996, Southwest Water acquired a 49% interest in Windermere, a regulated water and wastewater utility located near Austin, Texas. During October 2000, we reached an agreement with the majority shareholder and purchased an additional 31% interest from the majority shareholder, thereby increasing our ownership in Windermere to 80%. The former majority shareholder retains a 20% ownership interest in Windermere. As part of this transaction, we also purchased Hornsby, a nearby water and wastewater utility. The purchases were made for a total purchase price of $4,000,000 in Southwest Water common stock. The purchase agreement provides that we have the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of our common stock increases to $19.05 per share (as adjusted for stock splits and dividends) for a purchase price of $6,000,000 payable in our common stock. The minority owner of Windermere has the right to require us to purchase the remaining 20% after October 1, 2005, for $6,000,000 payable in our common stock, subject to a limitation on the maximum and minimum number of shares issuable. We also entered into a consulting agreement with the minority owner to provide certain services to Southwest Water.

       Windermere and Hornsby currently provide water supply and sewage collection and treatment services to approximately 5,300 connections for residential, commercial, irrigation and fire protection under the jurisdiction of the TNRCC. Windermere's and Hornsby's service areas are located near the city of Austin, and together contain a population of about 16,000 people in an area of approximately eight square miles, of which an estimated 50% has been developed. These service areas are experiencing continued economic development, and we expect the current level of customers to grow by approximately 10% during 2002.

      Windermere's and Hornsby's businesses are subject to significant revenue and profitability fluctuations as a result of seasonal temperature and rainfall variations in the region. The majority of residential water consumed is for outdoor use. Most water customers tend to use more water in hot, dry weather and the third quarter of each year is usually higher in terms of customer water consumption, revenues and profitability. The wastewater operations revenues and profitability tend to remain relatively constant throughout the year.

      Wells, Other Water Sources and Water Quality Regulation

      Windermere and Hornsby own wells, distribution, collection and treatment facilities. Water is pumped out of the Edwards aquifer and we currently believe that the utilities have the capacity to serve their existing customer base. The water supplied by Windermere and Hornsby to their customers is subject to regulation by the EPA and by the TNRCC. Samples of water from throughout the system, as well as the treatment of wastewater, are tested on a regular basis by independent, state-certified laboratories, and the results of the tests are sent to the TNRCC. Chlorination is performed to provide allowable chlorine residuals as a safeguard against bacteriological contamination. Windermere and Hornsby provide their customers with an annual water quality report which, among other matters, informs them of the source and quality of the water being provided.

      In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. At the present time, Windermere's and Hornsby's water sources are in compliance with the new standards which must be fully met by 2006. However, if the EPA were to lower the arsenic standard further, we cannot predict the impact that such a change in the standard would have on Windermere's and Hornsby's water utility operations. If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on Windermere's or Hornsby's financial position or results of operations.

      We believe that water supplied by Windermere and Hornsby meets all current requirements of the EPA and the TNRCC, and we do not anticipate any significant capital expenditures to comply with the current requirements of these agencies. However, we cannot assure you that water sources currently available to Windermere and Hornsby will meet future EPA or TNRCC requirements, or that such requirements will not necessitate future capital expenditures by Windermere and Hornsby. As customer growth continues in Windermere's and Hornsby's service areas, Windermere and Hornsby may have to increase their water supply capacity through a combination of outside water purchases and the construction of additional wells. Currently, Windermere has a temporary agreement to purchase water from the City of Austin as an emergency supply. To ensure that Windermere will have an adequate supply of water to serve its existing and future new customers, Windermere is currently negotiating with the City of Austin for a long-term purchased water agreement.

      Competition, Rate Relief and Future Development

      Windermere and Hornsby operate under Certificates of Public Convenience and Necessity granted by the TNRCC and are also regulated by other state and local governmental authorities having jurisdiction over water and wastewater services and other aspects of the business. Windermere's and Hornsby's water and wastewater businesses are dependent upon maintaining these certificates and upon various governmental and court decisions affecting Windermere's and Hornsby's water sources and service area.

      Requests for rate increases are submitted to the TNRCC with the test year typically being the previous year's actual results. Windermere and Hornsby believe that they will be permitted to increase their rates as necessary to achieve a reasonable rate of return. However, the inability to increase rates in the event that certain costs increased would adversely affect Windermere's and Hornsby's results of operations. Windermere filed for a rate increase in April 2001 and received approval from the TNRCC for a 48% increase in December 2001. In addition, Windermere received step increases for 2002 through 2004.

      Because Windermere's service area is in a location of rapid growth, Windermere's operations are capital intensive. Capital is generated from Windermere's operations, lines of credit available to Windermere and Living Unit Equivalent connection fees (LUEs) received from developers. For the year ended December 31, 2001, capital expenditures were approximately $5,019,000. Of this amount, Windermere received LUEs from developers of $1,026,000.

      Risk Factors

      Certain statements contained in this 2001 Annual Report on Form 10-K that are not based on historical fact are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only projections. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Southwest Water to differ materially from any performance or achievements planned, expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure you that actual results will not differ materially from our expectations.

      Security

      In the wake of the September 11, 2001 terrorist attacks on the World Trade Center in New York City and on the Pentagon, our water utilities are operating on a heightened state of alert. We continue to inspect and test our water daily. We have also taken extra precautions, and we have added certain security measures regarding the delivery of certain chemicals. We have the ability to seal off our reservoirs should contamination of the water supply be detected. We do not expect our increased security measures to have a material adverse effect on our results of operations or financial position. We are not aware of any specific threats to our water utility operations or any of our other operations; however, we cannot control the outcome of such events should they occur.

      Our regulated and non-regulated operations are subject to weather and seasonality considerations

      Our regulated water utility operations are seasonal. Therefore, the results of operations for one quarter do not indicate results to be expected in another quarter. Rainfall and weather conditions affect our utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water supply. Drought conditions may also result in increased water costs to us and adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit to our utility operations.

      The contract operations business conducted by our subsidiaries ECO and OpTech can also be seasonal in nature. For example, heavy rainfall limits ECO's ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions can result in additional labor and material costs to OpTech that may not necessarily be recoverable from the various cities under O&M contracts with OpTech.

      The water, wastewater management and utility submetering businesses are highly competitive

      The water and wastewater management business is highly competitive in the United States. Municipal employees perform the majority of water and wastewater utility operations. A significant portion of ECO's marketing effort requires convincing elected officials and municipal authorities that outsourcing utility operations is beneficial to a city. We cannot assure you that any city will choose to outsource or will select ECO as its operator at the end of the sales effort.

      Although both ECO and OpTech tend to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract. ECO's or OpTech's inability to renew their existing contracts could have a material adverse impact on us. In addition, a city or municipal utility district could cancel a long-term contract without notice. This would result in loss of revenue and operating profits and could involve us in litigation if a breach of contract occurs.

      ECO and OpTech compete with several larger companies whose size, customer base, technical expertise and capital resources may restrict their ability to compete successfully for certain operations and maintenance contracts. ECO's recent success is a result of its ability to obtain contracts from smaller cities, other public agencies and municipal utility districts. We cannot assure you that ECO will be able to effectively compete in this market in the future.

      Master Tek's utility submetering, installation, billing and collection business is also highly competitive. While industry contract renewal rates are high, management companies and owners of multi-family dwellings periodically change billing and collection companies. In addition, Master Tek competes with several larger competitors whose size, customer base and capital resources may restrict Master Tek's ability to compete successfully for certain contracts. Submetering is a relatively new industry and may attract other large competitors.

      We may fail to effectively manage growth

      During the past few years, we have expanded our business both through internal growth and through acquisitions. We are actively seeking acquisitions and joint ventures in each of our business lines. The success of our future business development and growth opportunities depends on our ability to attract and retain experienced and qualified persons to operate and manage our new business ventures. We cannot assure you that we will successfully manage our growth, and failure to do so could have a material adverse effect on our future results of operations.

      The rates we charge in our regulated businesses are established by governmental agencies

      Our water utilities are all subject to regulation by governmental agencies in their respective jurisdictions. Rates established by these agencies are intended to permit each utility to recover its costs and earn a reasonable rate of return on common equity. Each utility may file and process general rate applications on a periodic basis. Since the established rates may be in effect for several years, our utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred.

      Suburban has been directed by the CPUC to file a general rate application by March 31, 2002. NMUI, Windermere and Hornsby are not currently seeking any rate increases. To date, our utilities have been successful in obtaining rates sufficient to cover their costs and provide a sufficient rate of return. We cannot assure you that current or future rate applications will result in favorable rates, or that any rate increases permitted will be granted in time to offset cost increases as they occur. Failure to achieve timely and favorable rate increases could adversely affect our profitability.

      Our business is subject to litigation risks concerning water quality and contamination

      In 1979, VOCs were discovered in the Main Basin. Subsequent underground water sampling resulted in the discovery of four large areas of such groundwater contamination. One of the areas includes Suburban's Bartolo Well Field, which contains four of Suburban's wells. In 2001, Suburban produced approximately 46% of its total water production from these wells. Currently, the water produced by Suburban's wells does not contain VOCs in excess of established MCLs, and we believe that all water distributed from the wells owned by Suburban in the Main Basin meets all applicable governmental requirements. Suburban has taken measures to ensure that it has an adequate supply of potable water that meets all applicable governmental standards. That supply includes contractual arrangements for water purchases from other water purveyors. We cannot assure you that Suburban will be able in the future to reduce the amounts of any contaminants in its wells to acceptable levels, or that the costs of such removal will be fully recoverable from Suburban's customers.

       The EPA has conducted numerous studies of underground water in the Main Basin, and in 1984, designated the Main Basin as a Super-fund site. Several large industrial companies were named as potentially responsible parties for allegedly causing the contamination. Suburban's facilities were not named as sources of the contamination. However, certain government officials have suggested that, because of their pumping operations, the Main Basin water producers may have clean-up liability under certain environmental statutes. The EPA is expected to continue to identify sources of contamination in order to establish legal responsibility for clean-up costs. Currently, neither the EPA nor any other governmental agency has identified Suburban or other water producers as PRPs. We cannot assure you, however, that Suburban will not be identified as a PRP in the future, in which case our future results of operations may be adversely affected if Suburban was required to pay clean-up costs, and was not allowed to recover such costs from its customers through rate relief.

       In 1998, Suburban detected amounts of the substance NDMA in one of its wells in excess of the EPA reference dosage for health risks. The well was immediately removed from service. During 1999, Suburban completed construction of a treatment facility that is intended to reduce NDMA in this well to non-detectable levels. In February 2001, the DOHS approved the operation of the facility, and in May 2001, Suburban began producing water from this well. In 2002, the DOHS lowered the recommended action level of the substance perchlorate, which was detected in this well at levels in excess of the DOHS revised level. Consequently, Suburban immediately removed this well from service.

      Costs associated with testing of Suburban's water supplies have increased and are expected to increase further as regulatory agencies adopt additional monitoring requirements. Suburban may request rate relief from the CPUC to offset these rising costs. The potential impact of these and other contaminants on Suburban's results of operations is not fully known at this time, but it could be significant and may have an adverse effect on our future results of operations if Suburban is unsuccessful in obtaining rate relief from the CPUC.

      We cannot assure you that we have identified all water quality issues that may affect us now or in the future. We also cannot assure you that governmental authorities will not seek to recover clean-up costs from Suburban in the future, or that CRs will not seek contributions from Suburban for clean-up costs. These matters could have an adverse effect on our future results of operations if Suburban were unable to obtain rate relief from the CPUC.

      Our water utility business requires significant capital expenditures

      The water utility business is capital intensive. On an annual basis, our water utilities spend significant sums for additions to or replacement of property, plant and equipment. During calendar years 2001, 2000 and 1999, our combined utilities spent $13,419,000, $9,470,000 and $8,434,000, respectively, for these purposes.

      Our non-regulated businesses may require funds for capital projects in the future. Recently, ECO has looked to expand its operations by financing or joint venturing water plants or treatment plants with customers and potential customers. Growth of Master Tek may also require capital for installation of telemetering equipment.

      We obtain the funds for these capital projects from operations, contributions by developers and others and advances from developers (which must be repaid). We also periodically borrow money for these purposes. We maintain bank lines of credit that we can use for these purposes, and we have substantial capacity to issue secured debt. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to remain profitable. If adequate, affordable funds are not available, certain capital projects may be deferred. Continued deferral of such projects may in turn affect our revenue and profitability.

      The costs of producing our products and services are volatile and have been increasing

      The cost of water (whether produced from our own wells or purchased from outside sources), electric power and natural gas represents a substantial portion (approximately 47% in 2001) of the combined operating costs of our water utilities. Purchased water is significantly more expensive than water produced by our utilities. As a result, each utility attempts to produce as much as possible of the water it delivers and to use water purchases only to supplement its own production. Factors such as drought, water contamination issues and customer demand can increase water purchases and the overall cost of water for our utilities. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from a regulatory agency.

      Electric power costs in California have increased dramatically in the last year and are likely to continue to increase in the near term. The cost of natural gas has increased significantly in the United States in recent years. Our response to these increases is to utilize energy efficient techniques, new and better equipment and seek rate relief from the regulating agencies. We may not, however, have the ability to completely offset the effect of these cost increases. Continued increases in the costs of these services may decrease our profitability. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from regulatory agencies.

Item 2. Properties

      A. Facilities

      Parent Company Headquarters

      Southwest Water leases approximately 7,500 square feet of office space for our corporate headquarters in West Covina, California.

      Contract Operations Facilities

      ECO owns 10 acres and a 10,000-square-foot building for its office, fleet and maintenance operations in Austin, Texas. ECO also owns a 10% interest in an office building in Sugar Land, Texas, where its headquarters are located. In addition, ECO owns or leases 345 vehicles, as well as other equipment used in daily operations. ECO also leases approximately 32,000 square feet of office, warehouse and laboratory space in seven facilities in Texas, Mississippi, New Mexico and California.

      Master Tek leases two vehicles and other equipment used in its day-to-day operations. Master Tek also leases approximately 5,000 square feet of office space in a facility in the Denver, Colorado, area.

      OpTech leases six vehicles and other equipment used in its day-to-day operations. OpTech also leases approximately 1,500 square feet of office space in a facility in Atlanta, Georgia and a minimal amount of office space in Gulfport, Mississippi.

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

      Windermere leases a minimal amount of office space for its headquarters in Pflugerville, Texas.

      B. Water and Wastewater Systems

      Suburban Water Systems

      Suburban owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, a water treatment facility, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Suburban has rights-of-way and easements in its service area necessary to provide water services. As of December 31, 2001, Suburban owned 857 miles of transmission and distribution mains and 30 storage reservoirs with a total capacity of 71,000,000 gallons. As of December 31, 2001, Suburban also owned 10 active wells with a total pumping capacity of approximately 20,600 gallons per minute. In the first two months of 2002, Suburban removed three wells from service bringing the current total of active wells to seven. Suburban intends to continue its capital expenditure program, constructing and replacing reservoirs, wells and transmission and distribution lines in future years, as needed and as approved by the CPUC. Suburban's employees perform normal maintenance and construction work on these facilities while major construction projects are performed by outside contractors, chosen through competitive bidding. Ongoing maintenance and repairs performed by Suburban were approximately $1,700,000 in both 2001 and 2000, and approximated 6% and 8% of its operating expenses in 2001 and 2000, respectively. As previously discussed, in 2000 Suburban acquired the West Covina water distribution system, which added 87 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 15,000,000 gallons to Suburban's production and distribution systems.

      Virtually all of Suburban's property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986 (the Suburban Indenture), as amended, securing Suburban's First Mortgage Bonds. The Suburban Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that Suburban may pay to Southwest Water. Suburban pays regular quarterly dividends to Southwest Water. As of December 31, 2001, Suburban was in compliance with dividend limitations mandated by the Suburban Indenture.

      New Mexico Utilities, Inc.

      NMUI owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. NMUI has rights-of-way and easements in its service area necessary to provide water and sewer services. At December 31, 2001, NMUI owned five wells, 157 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 10,000,000 gallons. NMUI's wells have a total pumping capacity of 9,525 gallons per minute. In addition, NMUI owns and operates a sewer collection system consisting of one lift station and 117 miles of interceptor and collector lines. Wastewater is treated at a city-owned facility. While facilities owned by NMUI vary as to age and quality, each is believed to be in good condition and adequate for current and foreseeable operations. NMUI's employees or outside contractors perform normal maintenance and construction work on these facilities, and major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by NMUI totaled $241,000 and $231,000 in 2001 and 2000, respectively, and approximated 8% and 7% of its operating expenses in 2001 and 2000, respectively.

      Virtually all of NMUI's property is subject to the lien of an Indenture of Mortgage and Deed of Trust (the NMUI Indenture) dated February 14, 1992, as amended, securing NMUI's First Mortgage Bonds. The NMUI Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that NMUI may pay to Southwest Water. NMUI pays regular quarterly dividends to Southwest Water. At December 31, 2001, NMUI was in compliance with dividend limitations mandated by the NMUI Indenture.

      Windermere Utility Company and Hornsby Bend Utility Company

      Both Windermere and Hornsby own and operate water production and distribution systems consisting of well pumping plants, booster pumping stations, transmission and distribution mains, and service connections to individual customers. Windermere and Hornsby have rights-of-way and easements in their service areas necessary to provide water and wastewater services. At December 31, 2001, Windermere owned six wells, eight reservoirs and 70 miles of transmission and distribution mains. Windermere's wells have a total pumping capacity of 3,050 gallons per minute. In addition, Windermere owns and operates a sewer collection system consisting of three lift stations and 70 miles of interceptor and collector lines. In 2001, Windermere's wastewater treatment facility was expanded to increase processing capacity from approximately 1,500,000 gallons per day of sewage to over 3,000,000 gallons per day. At December 31, 2001, Hornsby owned two wells, three reservoirs and 14 miles of transmission and distribution mains. Hornsby's wells have a total pumping capacity of 700 gallons per minute. In addition, Hornsby owns and operates a sewer collection system consisting of two lift stations and 14 miles of interceptor and collector lines. Hornsby's treatment facility is permitted to pump 400,000 gallons per day of sewage. Capacity could be expanded to 500,000 gallons per day. During 2000, ECO was chosen through a competitive bidding process to be the outside contractor and ECO has an O&M contract with Windermere and Hornsby. ECO performs normal maintenance and construction work on both Windermere and Hornsby and in addition, manages all capital projects for the utilities. In accordance with accounting rules, ECO has been permitted to recognize a profit margin from the contract work performed.

Item 3. Legal Proceedings

      ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station operated by ECO. In 2001, a settlement was reached with two of the plaintiffs and a third suit is nearing settlement. ECO has been defended and indemnified by its insurance carrier and will be required to pay a $10,000 deductible on settlement of the claims. The remaining lawsuit is pending at this date. Southwest Water and ECO continue to vigorously defend against the claims. At this time, we do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

      Southwest Water and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main Basin. Defendants include Southwest Water, Suburban and others. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. Suburban has complied with CPUC water quality standards. The plaintiffs may sue and collect damages from Suburban and other regulated water companies only if they prove that water delivered did not meet CPUC water quality standards. The Court directed that the cases be sent to the trial court for further proceedings. We now have ten pending cases and we have received notice of the filing of an eleventh case, which has not yet been served. Southwest Water and Suburban have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

      In 1998, Albuquerque initiated an action in eminent domain to acquire the operations of NMUI. In September 2000, the Albuquerque City Council voted to withdraw the condemnation proceeding. In September 2001, we received a formal withdrawal of the lawsuit and Albuquerque has paid us approximately $115,000 to cover the majority of the costs incurred as a result of the condemnation proceedings. NMUI will attempt to recover the balance of these costs; however, we cannot assure you that NMUI will be successful in recovering such costs.

      Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 4a. Executive Officers of the Registrant

      The Company's Board of Directors elects the executive officers each year at its first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of Southwest Water, and there are no agreements or understandings between any such officer and another person pursuant to which he or she was elected as an officer. There are no legal proceedings that involve any executive officer of the type requiring disclosure pursuant to the instructions to this item. The executive officers of Southwest Water are as follows:

                                                            Position and Offices Currently Held
        Name                     Age                              and Business Experience                             Date Elected
------------------------------------------------------------------------------------------------------------------------------------
Anton C. Garnier                 61     Chairman of the Board of Southwest Water                                     April 1996
                                        Chief Executive Officer and President of Southwest Water                     January 1968

Peter J. Moerbeek                54     Director of OpTech                                                           August 2001
                                        Director of Southwest Water                                                  April 2001
                                        President of ECO                                                             November 1998
                                        Director of Suburban and ECO                                                 October 1995
                                        Chief Financial Officer of Southwest Water                                   August 1995

Thomas C. Tekulve                50     Vice President of Finance of Southwest Water                                 January 1999
                                        Vice President, Chief Financial Officer of
                                        Safeguard Health Enterprises, Inc. (1995-1998)

Maurice W. Gallarda              48     Vice President New Business Development of Southwest Water                   August 1999
                                        Strategic Planning Consultant (1997-1998)

Shelley A. Farnham               46     Vice President of Human Resources of Southwest Water                         July 1998
                                        Lead Human Resources Consultant, British Petroleum (1995-1998)

Robert W. Monette                53     Vice President of Southwest Water                                            August 2001
                                        President and Director of OpTech                                             August 2001
                                        President of OpTech (1994-2001)

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      The following table shows the range of market prices of Southwest Water's common shares. The prices shown reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends, reflect a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split in the form of a stock dividend on January 1, 2001. The shares are traded on the Nasdaq Stock Market - symbol SWWC. The current quarterly dividend rate is $.056 per common share. At December 31, 2001, there were 2,313 stockholders of record.

                            2001                              2000
              -------------------------------   --------------------------------
                           Market Price Range                 Market Price Range
                           ------------------                 ------------------
              Dividends     High         Low    Dividends      High        Low
--------------------------------------------------------------------------------
1st Quarter     $.053      $14.00      $11.25     $0.046      $12.10      $8.00
2nd Quarter     $.053      $15.00      $11.80     $0.046      $10.95      $7.90
3rd Quarter     $.053      $15.62      $12.05     $0.053      $10.67      $8.76
4th Quarter     $.056      $15.79      $12.84     $0.053      $12.76      $9.43

      In October 2000, we exchanged an aggregate of 393,750 shares of our common stock (as adjusted for stock splits and dividends) for all of the shares of Hornsby and 31% of the shares of Windermere, two water utilities located near Austin, Texas. We delivered the shares to RTNT, Inc., the owner of the shares of the two utilities, in a private offering exempt from registration under Rule 506 of the Securities Act. Pursuant to this transaction, Hornsby became our wholly owned subsidiary, and our ownership in Windermere increased from 49% to 80% of its outstanding capital stock. There were no underwriters involved in this transaction, and the exchange was valued at $4,000,000 by Southwest Water and RTNT.

Item 6. Selected Financial Data

      Earnings per common share, cash dividends per common share and basic and diluted weighted average outstanding common shares reflect a 5% stock dividend on October 1, 2001, a 5-for-4 stock split in the form of a stock dividend on January 1, 2001, a 3-for-2 stock split in the form of a stock dividend on October 1, 1999, a 5-for-4 stock split in the form of a stock dividend on October 1, 1998 and a 5% stock dividend on January 2, 1998.

Years Ended December 31,                            2001        2000        1999          1998         1997
-----------------------------------------------------------------------------------------------------------
                                                            (in thousands except per share data)

Summary of Operations
Operating revenues                              $115,547    $104,741    $ 80,849      $ 72,146     $ 71,005
Operating income                                $ 12,496    $ 11,637    $  9,314      $  8,055     $  7,215
Gain on sales of land                           $     --    $    128    $  2,855      $    110     $     --
Net income                                      $  6,243    $  5,381    $  5,819      $  3,349     $  2,601
Net income available for common shares          $  6,216    $  5,354    $  5,792      $  3,322     $  2,574
-----------------------------------------------------------------------------------------------------------

Common Share Data
Earnings per common share:
      Basic                                     $   0.68    $   0.62    $   0.69*     $   0.40     $   0.32
      Diluted                                   $   0.65    $   0.59    $   0.66*     $   0.39     $   0.31

Cash dividends per common share                 $   0.22    $   0.20    $   0.17      $   0.16     $   0.14
Weighted average outstanding common shares:
      Basic                                        9,090       8,700       8,412         8,278        8,168
      Diluted                                      9,573       9,054       8,734         8,465        8,343

Statistical Data
Working capital (deficit)                       $  4,804    $  1,219    $  1,705      $ (2,678)    $    473
Capital additions                               $ 16,589    $ 10,768    $  9,509      $ 11,921     $ 15,202
Property, plant and equipment, net              $171,124    $158,343    $114,028      $109,238     $102,136
Total assets                                    $225,186    $196,652    $142,950      $129,927     $123,100
Long-term portion of lines of credit and debt   $ 58,063    $ 46,351    $ 33,454      $ 33,400     $ 36,931
Stockholders' equity                            $ 54,955    $ 48,611    $ 40,477      $ 35,143     $ 32,427
Return on average common equity                     12.1%       12.2%       15.5%**       10.0%         8.3%
Number of regulated utility customers             89,971      88,031      74,842        73,482       72,319

-------------
* Includes a $.19 per share gain, net of taxes, in 1999 on the sale of surplus land formerly used in water utility operations.
** Excluding the net gain on the sale of surplus land in 1999, the return on average common equity would be 11.1%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources

      Our liquidity, capital resources and cash flows are influenced primarily by capital expenditures at Suburban, NMUI and Windermere for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. ECO financed and built a reverse osmosis water treatment plant, which began operating in 2001. In connection with this project, ECO recorded a receivable in the amount of approximately $6,600,000 for the work done and received payment for the full amount in January 2002.

      As of December 31, 2001, we had cash and cash-equivalent balances totaling $789,000 and aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. Two of the lines of credit expire in July 2003. The remaining $4,000,000 line, with a balance of $2,129,000 as of December 31, 2001, expires in 2002 and is currently being renegotiated. Management believes this line of credit will be renewed. As of December 31, 2001, we had $15,992,000 outstanding on these lines of credit. During 2001, our outstanding line of credit borrowings decreased by $6,728,000. On July 20, 2001, we received net proceeds of approximately $18,890,000 from our 20-year fixed rate convertible subordinate debenture offering, and the proceeds were used to reduce the outstanding balances on our bank lines of credit. After the debenture offering, the aggregate borrowing capacity on our bank lines of credit was reduced from $30,000,000 to $24,000,000.

      We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. As of December 31, 2001, we were in compliance with all applicable covenants of the line of credit agreements. As of December 31, 2001, we were also in compliance with all restrictions under the indenture for our convertible subordinate debentures.

      In addition to our lines of credit, we have existing borrowing capacity under our First Mortgage Bond Indentures of approximately $54,000,000 as of December 31, 2001. However, our additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at December 31, 2001 to an amount no greater than the remaining unused credit line amount.

      During 2001, our additions to property, plant and equipment were $16,589,000, representing an increase of $5,821,000 from 2000. The increase was due primarily to the addition of utility plant at Suburban, NMUI and Windermere, including a new well at NMUI and expansion of a wastewater treatment plant at Windermere, among other projects. In addition, ECO is expanding an office building in Austin, Texas. Developers made contributions in aid of construction
(CIAC) and advances totaling $4,468,000 during 2001, of which $2,887,000 was received in cash and $1,581,000 was received as non-cash contributions of property. Company-financed capital additions were $12,121,000, funded primarily by cash flow from operations and borrowing of approximately $3,000,000 on the lines of credit. We estimate that our total capital additions in 2002 will be approximately $13,500,000, primarily for utility plant, and that our cash flow from operations, approximately $3,000,000 of borrowings on our lines of credit and CIAC will fund these additions.

      Under the terms of our purchase agreement for Master Tek, the minority owner of Master Tek has the option to require us to purchase the remaining 20% of Master Tek in increments of 5% over the next four years based on a formula relating to the profitability of Master Tek. The minority owner has exercised this option for 5% of Master Tek, and we expect to pay $1,000,000 to the minority owner Master Tek in April 2002.

      We assumed a $797,000 note payable in connection with our acquisition of Windermere in October 2000. We paid off the note in May 2001.

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

      Contractual Obligations

As of December 31, 2001, the Company's contractual obligations were due as follows:

-------------------------------------------------------------------------------------------------
                                        2002      2003      2004      2005      2006   Thereafter
-------------------------------------------------------------------------------------------------
                                                           (in thousands)
Bank lines of credit                 $ 2,129   $13,863   $    --   $    --   $    --      $    --
Mortgage bonds                         2,900       900       900       900    13,500        8,000
Convertible subordinate debentures        --        --        --        --        --       20,000
Notes payable                          1,356       486     1,443     1,546     1,658        1,622
Lease obligations                      2,995     2,299     1,698     1,120       579           --

-------------------------------------------------------------------------------------------------
                                     $ 9,380   $17,548   $ 4,041   $ 3,566   $15,737      $29,622
-------------------------------------------------------------------------------------------------

      Critical Accounting Policies

      The accounting policies described below are those we consider critical in preparing our consolidated financial statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the consolidated financial statements, as well as amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. See Note 1 of Notes to the Consolidated Financial Statements for a detailed description of our significant accounting policies.

      Recognition of Revenues: Revenues from both contract operations and submetering services are recognized as services are performed. Water utility revenues are recognized when amounts are billed to customers, plus an estimated amount of unbilled revenue is recognized for water used to the end of the accounting period. Revenues for construction projects are recorded using the percentage-of-completion method of accounting by comparing total costs incurred to date and total estimated contract costs to complete. For 2001, the impact of using an alternative method of revenue recognition for construction in process would have been immaterial.

      Impairment of Goodwill: We have made acquisitions in the past that resulted in recording goodwill and intangible assets. The balance sheets presented in the consolidated financial statements include the goodwill and intangible contract value related to the 2001 acquisition of OpTech, as well as the goodwill and non-compete agreement related to the 2000 acquisition of Master Tek. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At December 31, 2001, other assets include $12,985,000 of net goodwill, $2,900,000 of which will no longer be amortized. There was no impairment of goodwill as of December 31, 2001.

      Prior to implementation of SFAS No. 142, we recognized approximately $218,000 and $163,000 of goodwill amortization for the years ended December 31, 2001 and December 31, 2000, respectively. Beginning in 2002, we will no longer recognize such amortization. In addition, under the provisions of SFAS No. 141, Business Combinations, we identified approximately $1,100,000 of intangible contract costs in connection with our acquisition of OpTech. These costs are being amortized over four years, which is the average estimated life of the contracts. We do not expect the implementation of SFAS Nos. 141 and 142 to have a material impact on our financial position or results of operations.

      Utility Accounting: Our regulated businesses, which include Suburban, NMUI, Windermere and Hornsby, are required to be accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state regulatory agency. Each state agency establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return. Each utility may file and process general rate applications on a periodic basis. Since the established rates may be in effect for several years, our utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred.

      Under prior CPUC procedures (adopted by Suburban in 1991), Suburban recorded the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet as permitted by SFAS No. 71. Under previous regulations, the differences recorded would be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of December 1, 2001. In place of the balancing account, Suburban will track the difference between actual and CPUC-adopted water production costs in current operations. Such costs will be accumulated in a memorandum account and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. As of December 31, 2001, Suburban had a receivable of approximately $2,500,000 in the balancing account. Suburban has not reserved for any portion of this balance. Management believes that the outstanding receivable will be recovered in future rate adjustments.

      Recent Accounting Pronouncements

      In June 2001 the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies that identifiable intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values, and requires review for impairment. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001.

      In August 2001, SFAS No. 144 was issued and became effective in January 2002. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of; however, it retains the requirement that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable. SFAS No. 144 further clarifies the methods of accounting for assets that are disposed of. SFAS No. 144 does not apply to goodwill impairment, which is accounted for under SFAS No. 142 as described above. We do not expect the implementation of SFAS No. 144 to have a material adverse impact on our financial position or results of operations.

      Regulatory Affairs

      The CPUC, the NMPRC and the TNRCC regulate the rates and operations of Suburban, NMUI and Windermere and Hornsby, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity.

      Under current CPUC practices, customer water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include step increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. Suburban filed its last general rate increase request in 1995. In recent years, Suburban succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. However, the CPUC has directed Suburban to file a general rate application by March 31, 2002. Southwest Water and Suburban are unable to predict the outcome of these rate proceedings at this time.

      Under prior CPUC procedures, rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water were accomplished through an abbreviated offset proceeding that required approximately two months from the time of filing a request to the authorization of new rates. In February 2001, Suburban applied for an offset proceeding because of significant increases in energy costs as a result of the electricity crisis in California and received an offset rate increase. Under current CPUC guidelines, offset increases are no longer as readily available as they have been in the past. Offset increases have more restrictions and will no longer be considered by the CPUC unless they occur within a three-year general rate cycle and may cause greater volatility in our earnings.

      Prior to December 1, 2001, the CPUC permitted Suburban (and other regulated utilities) to record the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of December 1, 2001. In place of the balancing account, Suburban will track the difference between actual and CPUC-adopted water production costs in current operations. Such costs will be accumulated in a memorandum account and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. We believe that Suburban will be able to recover approximately $2,500,000 that was in the balancing account as of December 1, 2001 at the conclusion of the general rate hearing scheduled to commence March 31, 2002. However, we cannot assure you of such recovery. Suburban believes that the changed CPUC rules will likely result in greater fluctuations in revenue and earnings beginning in 2002.

      Windermere filed for a general rate increase in June 2001, and new rates became effective in January 2002. NMUI and Hornsby are not currently seeking any rate increase; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

      Southwest Water closely monitors legislative, EPA, CPUC, NMPRC and TNRCC developments. The various water industry associations in which we actively participate also monitor these developments. We do not know the possible legislative, EPA, CPUC, NMPRC or TNRCC changes that will be enacted or the terms of such changes if enacted. Therefore, we cannot predict the impact, if any, of future legislative changes, EPA, CPUC, NMPRC or TNRCC developments or changes on our financial position, results of operations or cash flows.

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

      Weather and Seasonality Considerations

      Our regulated water utility operations are seasonal. Therefore, the results of operations for one quarter do not indicate results to be expected in another quarter. Rainfall and weather conditions affect our utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water supply. Drought conditions may also result in increased water costs to us and adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit to our utility operations.

      Our contract operations business conducted by our subsidiaries ECO and OpTech can also be seasonal in nature. For example, heavy rainfall limits ECO's ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions can result in additional labor and material costs to OpTech that may not necessarily be recoverable from the various cities under O&M contracts with OpTech.

      Environmental Affairs

      Operations of Suburban, NMUI and Windermere and Hornsby fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. The primary responsibility of these regulatory agencies is to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. Our operations are also subject to water and wastewater pollution standards and water and wastewater quality regulations of the EPA and various state health regulatory agencies. Both the EPA and state health regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Although our utilities meet the current 50 parts per billion standard, NMUI does not meet the newly adopted arsenic standard. The new standard must be completely met by 2006. NMUI anticipates significant capital expenditures will be required in order to comply with the new standard. We cannot predict the impact that the change in this standard will have on our water utility operations as discussed in Item 1; however, we do not expect it to have a material adverse impact on our financial position or operations. We believe that future incremental costs of complying with government regulations, including any capital expenditures, will be recoverable through increased rates and contract operations revenues. However, we cannot assure you that recovery of such costs will be allowed. To date, we have not experienced any material adverse effects upon our financial position, results of operations or cash flows resulting from compliance with government regulations.

      As contract operators, ECO and OpTech do not own any of the water sources or utility facilities that they operate for their clients. Although not the owners, ECO and OpTech are responsible for operating these water and wastewater facilities in compliance with all federal, state and local health standards and regulations.

      Master Tek is a utility submetering, billing and collection services company and does not own or operate any water or other production or treatment facilities.

      Increasing Costs of Producing Products and Services

      The cost of water (whether produced from our own wells or purchased from outside sources), electric power and natural gas represents a substantial portion (approximately 47% in 2001) of the combined operating costs of our water utilities. Purchased water is significantly more expensive than water produced by our utilities. As a result, each utility attempts to produce as much as possible of the water it delivers and to use water purchases only to supplement its own production. Factors such as drought, water contamination issues and customer demand can increase water purchases and the overall cost of water for our utilities. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from a regulatory agency.

      Electric power costs in California have increased dramatically in the last year and are likely to continue to increase in the near term. The cost of natural gas has increased significantly in the United States in recent years. Our response to these increases is to utilize energy efficient techniques, new and better equipment and seek rate relief from the regulating agencies. We may not, however, have the ability to completely offset the effect of these cost increases. Continued increases in the costs of these services may decrease our profitability. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from regulatory agencies.

      Other Risk Factors

      For a discussion of other risk factors, see Item 1. Business - Risk
Factors.

      Effects of Transactions with Related Parties

      In 2001, Suburban made a lease payment of approximately $53,000 for the use of water rights owned by a family trust of the President and Chief Executive Officer of Southwest Water at the same rate and terms as similar payments made to non-related parties.

      Results of Operations

      Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Diluted EPS was $0.65 for 2001, an increase of 10% compared to diluted EPS of $0.59 in 2000 (after adjustment for a 5% stock dividend on October 1, 2001).

      Operating income

      Operating income for 2001 increased $859,000, or 7%, compared to 2000 and, as a percentage of operating revenues, was 11% in both 2001 and 2000. Non-regulated operating income decreased $648,000. During 2000, ECO had the benefit of a one-time construction project of a large water treatment plant in El Paso, Texas, and recognized the related revenue and operating income. There was no comparable project in 2001. The decrease in operating income was partially offset because of the acquisition of Master Tek in April 2000 and OpTech in August, 2001. Operating income at the utilities increased $1,818,000, due primarily to the acquisition of Windermere and Hornsby in October 2000. Parent company expenses increased $311,000 due primarily to compensation related items, health insurance costs and professional services.

      Operating revenues

      Operating revenues for 2001 increased $10,806,000, or 10%, compared to 2000. Non-regulated revenues increased $6,051,000, or 10%, due primarily to the acquisition of Master Tek in April 2000 and OpTech in August, 2001. The increase was partially offset by a decrease in ECO's revenues due to the benefit in 2000 of a one-time construction project. The project contributed approximately $4,500,000 of revenue during 2000. Utility revenues increased $4,755,000, or 11%, primarily as a result of the addition of Windermere and Hornsby customers following the acquisition in October 2000.

      Direct operating expenses

      During 2001, direct operating expenses increased $8,316,000, or 11%, compared to 2000. As a percentage of operating revenues, these expenses were 75% in 2001 and 74% in 2000. Non-regulated direct operating expenses increased $5,791,000, due primarily to the acquisition of Master Tek in April 2000 and OpTech in August, 2001. The utilities' direct operating expenses increased $2,525,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000 and to increases in energy costs and other water-volume-related expenses at Suburban.

      Selling, general and administrative expenses

      Selling, general and administrative expenses in 2001 increased by $1,631,000, or 11%, compared to 2000. As a percentage of operating revenues, these expenses were 14% in both 2001 and 2000. General and administrative expenses of our non-regulated businesses increased $909,000 due primarily to the acquisition of Master Tek in April 2000 and OpTech in August, 2001. General and administrative expenses at the utilities increased $411,000, primarily as a result of the acquisition of Windermere and Hornsby in October 2000. General and administrative expenses of the parent company increased $311,000.

      Interest and other

      Total interest expense increased $42,000 during 2001 compared to 2000. The increase reflects interest expense on our convertible subordinate debentures that were issued in July 2001. This increase was offset by decreases in the interest expense on our lines of credit because we paid down a significant portion of our line of credit borrowing with the proceeds from the debentures. In addition interest rates on short-term borrowing were generally lower during 2001 compared with 2000. The weighted average interest rate on the bank lines of credit fell to 5.28% for 2001 from 7.75% for 2000. In addition, in 2001 we capitalized a total of approximately $900,000 of interest at Windermere on utility construction projects and at ECO on various construction projects.

      Interest income increased $388,000 compared to 2000 primarily due to interest income recognized by ECO for financing a construction project that was completed in 2001. This was offset by interest income recorded by Suburban in 2000 on cash held by an accommodator in connection with the sale of property formerly used in utility operations. The cash was later used to purchase the West Covina water distribution system.

      Effective tax rates of 36% for 2001 and 37% for 2000 are comparable.

      Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      Diluted EPS was $0.59 in 2000, an increase of 26%, compared to $0.47 in 1999 (after adjustment for a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split in the form of a stock dividend on January 1, 2001). The $0.47 for 1999 excludes a one-time gain on a sale of land recorded in September of 1999. Total diluted EPS for 1999, including the gain on land sale, was $0.66.

      Operating income

      Operating income increased $2,323,000, or 25%, and as a percentage of operating revenues, was 11% in 2000 and 12% in 1999. ECO's operating income increased $607,000, due to the addition of new contracts and an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of Master Tek contributed $804,000 to operating income for the year. Operating income at the utilities increased $1,290,000, due primarily to the addition of the West Covina connections following the acquisition in February 2000. NMUI experienced an increase in water consumption by its customers and also increased the number of customers it serves, resulting in a 19% increase in operating income. The October 1, 2000 acquisition of Windermere and Hornsby contributed $218,000 to operating income for the year. Parent company expenses increased $378,000, due primarily to increases in benefit-related costs, including a pension accrual adjustment, made in connection with the termination of the Utility Employees Retirement Plan (as discussed in Note 11 of Notes to Consolidated Financial Statements).

      Operating revenues

      Operating revenues for the Company increased $23,892,000, or 30%, in 2000 compared to 1999. ECO's revenues increased $12,119,000, or 29%, principally due to new contracts and to an increase in the amount of project work performed outside the scope of existing contracts, primarily in Texas. The acquisition of Master Tek increased operating revenue by $5,657,000. Utility revenues increased $6,116,000, with Suburban's revenues increasing 14%, primarily due to the addition of the West Covina customers following the acquisition in February 2000. NMUI increased its number of customers, which contributed to a 9% increase in water revenue.

      Direct operating expenses

      Direct operating expenses increased $18,158,000, or 30%, in 2000 compared to 1999. As a percentage of operating revenues, these expenses were 74% in both 2000 and 1999. ECO's direct operating expenses increased $10,517,000, primarily as a result of new contracts and the increase in the amount of project work performed outside the scope of existing contracts, particularly in Texas. The April 1, 2000 acquisition of Master Tek added $3,131,000 to direct operating expenses. The utilities' direct operating expenses increased $4,510,000, and increased 2% as a percentage of operating revenue. The increase was primarily due to Suburban's purchases of expensive water resulting from higher customer water demand and consumption. Customer demand was also higher because of the addition of West Covina customers, following the acquisition in February 2000.

      Selling, general and administrative

      Selling, general and administrative expenses increased $3,411,000 in 2000 compared to 1999. As a percentage of operating revenues, these expenses were 14% in both 2000 and 1999. General and administrative expenses at ECO increased $1,016,000 due to increased marketing costs associated with new contracts. The increase was also due to increases in information technology expenses. The acquisition of Master Tek added $1,722,000 of general and administrative expenses to the period. General and administrative expenses at the utilities increased $295,000 because of various departmental costs at both Suburban and NMUI. As discussed above, general and administrative expenses of the parent company increased $378,000.

      Interest and other

      Total interest expense increased by $669,000 in 2000 compared to 1999. The increase in interest expense was primarily associated with increases in line of credit borrowing to finance the West Covina acquisition in February and the Master Tek acquisition in April, as well as other capital spending.

      Interest income increased $201,000 in 2000 compared to 1999 primarily due to interest income recognized by Suburban in 2000 on cash held by an accommodator in connection with the sale of property formerly used in utility operations. The cash was later used to purchase the City of West Covina water distribution system.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

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

      Southwest Water is utilizing the favorable low interest rates in the current market. In part to mitigate future market interest rate risk, we completed a $20,000,000, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down our variable rate indebtedness. Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into common stock of Southwest Water and, at a certain market price, our debentures will become dilutive in our computation of earnings per share.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedules
Independent Auditors' Report...................................................................   31
Consolidated Statements of Income-Three Years Ended December 31, 2001..........................   32
Consolidated Balance Sheets-December 31, 2001 and 2000.........................................   33
Consolidated Statements of Changes in Stockholders' Equity-
      Three Years Ended December 31, 2001......................................................   34
Consolidated Statement of Cash Flows-Three Years Ended December 31, 2001.......................   35
Notes to Consolidated Financial Statements.....................................................   36
Schedule I-Condensed Financial Information of Registrant.......................................   55
Schedule II-Valuation and Qualifying Accounts-Three Years Ended December 31, 2001..............   59

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Southwest Water Company:

We have audited the consolidated financial statements of Southwest Water Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Water Company and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Los Angeles, California
January 29, 2002

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Years Ended December 31,
----------------------------------------------------------------------------------------
                                                          2001        2000       1999
----------------------------------------------------------------------------------------
                                                    (in thousands except per share data)
Operating Revenues                                    $115,547    $104,741    $80,849
Operating Expense:
Direct operating expenses                               86,324      78,008     59,850
Selling, general and administrative expenses            16,727      15,096     11,685
----------------------------------------------------------------------------------------
                                                       103,051      93,104     71,535
----------------------------------------------------------------------------------------
Operating Income                                        12,496      11,637      9,314
Other Income (Expense):
Interest expense                                        (3,694)     (3,652)    (2,983)
Interest income                                            655         267         66
Gain on sales of land                                       --         128      2,855
Other                                                      298         161        445
----------------------------------------------------------------------------------------
                                                        (2,741)     (3,096)       383
----------------------------------------------------------------------------------------
Income Before Income Taxes                               9,755       8,541      9,697
Provision for Income Taxes (Note 7)                      3,512       3,160      3,878
----------------------------------------------------------------------------------------
Net Income                                               6,243       5,381      5,819
Dividends on Preferred Shares (Note 9)                      27          27         27
----------------------------------------------------------------------------------------
Net Income Available for Common Shares                $  6,216    $  5,354    $ 5,792
========================================================================================

Earnings per Common Share (Note 8):
      Basic                                           $   0.68    $   0.62    $  0.69
      Diluted                                         $   0.65    $   0.59    $  0.66
----------------------------------------------------------------------------------------

Cash Dividends per Common Share (Note 9)              $   0.22    $   0.20    $  0.17
========================================================================================

Weighted Average Outstanding Common Shares (Note 8)
      Basic                                              9,090       8,700      8,412
      Diluted                                            9,573       9,054      8,734
========================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                              as of December 31,
------------------------------------------------------------------------------------------------
Assets                                                                           2001       2000
------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Current Assets:
Cash and cash equivalents (Note 1)                                           $    789   $  1,379
Customers accounts receivable, less allowance for doubtful accounts
      ($1,667 in 2001 and $1,468 in 2000)                                      21,443     17,830
Other current assets                                                            8,939      7,597
------------------------------------------------------------------------------------------------
                                                                               31,171     26,806
Property, Plant and Equipment: (Note 3)
Utility property, plant and equipment--at cost                                218,696    206,100
Non-regulated operations property, plant and equipment--at cost                14,317      8,894
------------------------------------------------------------------------------------------------
                                                                              233,013    214,994
Less accumulated depreciation and amortization                                 61,889     56,651
------------------------------------------------------------------------------------------------
                                                                              171,124    158,343
Other Assets (Note 2)                                                          22,891     11,503
------------------------------------------------------------------------------------------------
                                                                             $225,186   $196,652
================================================================================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and bank lines of credit (Notes 4 and 6)   $  5,029   $  4,369
Accounts payable                                                                6,211      5,983
Other current liabilities (Note 5)                                             15,127     15,235
------------------------------------------------------------------------------------------------
                                                                               26,367     25,587
Other Liabilities and Deferred Credits:
Long-term debt (Note 6)                                                        44,200     27,100
Bank lines of credit (Note 4)                                                  13,863     19,251
Advances for construction                                                       7,482      7,891
Contributions in aid of construction                                           53,619     50,644
Deferred income taxes (Note 7)                                                  8,354      6,988
Other liabilities and deferred credits (Note 5)                                16,346     10,580
------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                        170,231    148,041

Commitments and Contingencies (Note 13)

Stockholders' Equity (Note 9)
Preferred stock                                                                   513        514
Common stock                                                                       92         86
Paid-in capital                                                                37,663     35,568
Retained earnings                                                              16,687     12,443
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                     54,955     48,611
------------------------------------------------------------------------------------------------
                                                                             $225,186   $196,652
================================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY

                                                 For the Years Ended December 31, 2001, 2000 and 1999
                                                                    (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                         Common Stock
                                     --------------------
                                     Number                                                                Total
                                       of                      Preferred      Paid-In      Retained    Stockholders'
                                     Shares        Amount        Stock        Capital      Earnings       Equity
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          4,221       $    42       $   517       $30,127       $ 4,457      $35,143

Dividend reinvestment and
 employee stock purchase plans           33                                       498                        498
Stock options exercised                  51             1                         455                        456
3-for-2 stock split in the
 form of a stock dividend             2,142            21                                       (21)          --
Net income                                                                                    5,819        5,819
Cash dividends declared                                                                      (1,439)      (1,439)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999          6,447            64           517        31,080         8,816       40,477
Dividend reinvestment and
 employee stock purchase plans           42             1                         528                        529
Stock options exercised                  38             1                          44                         45
Stock issued on acquisition             300             3                       3,916                      3,919
Preferred stock redeemed                                             (3)                                      (3)
5-for-4 stock split in the
 form of a stock dividend             1,707            17                                       (17)          --
Net income                                                                                    5,381        5,381
Cash dividends declared                                                                      (1,737)      (1,737)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000          8,534            86           514        35,568        12,443       48,611
Dividend reinvestment and
 employee stock purchase plans           49                                       635                        635
Stock options exercised                  72             1                         161                        162
Stock issued on acquisition              92             1                       1,299                      1,300
Preferred stock redeemed                                             (1)                                      (1)
5 percent stock dividend                436             4                                        (5)          (1)
Net income                                                                                    6,243        6,243
Cash dividends declared                                                                      (1,994)      (1,994)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001          9,183       $    92       $   513       $37,663       $16,687      $54,955
====================================================================================================================

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                            2001           2000          1999
--------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Cash Flows From Operating Activities:
Net income                                                              $  6,243       $  5,381       $ 5,819
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
Depreciation and amortization                                              6,060          5,264         4,448
Deferred income taxes                                                      1,324            265         1,716
Gain on sales of land                                                         --           (128)       (2,855)
Changes in assets and liabilities, net of effects of acquisitions:
      Customers' accounts receivable                                      (3,291)        (6,415)       (1,835)
      Other current assets                                                (1,025)        (3,320)       (1,114)
      Accounts payable                                                         2           (433)         (701)
      Other current liabilities                                           (1,523)           747         2,659
      Other, net                                                          (3,752)        (1,858)       (1,893)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        4,038           (497)        6,244
--------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to property, plant and equipment                               (15,008)        (7,683)       (6,891)
Acquisition of businesses, net of cash acquired                           (3,276)       (10,427)           --
Proceeds from sales of land                                                   --            159         4,000
Other investments, net                                                        --             --          (533)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (18,284)       (17,951)       (3,424)
--------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Gross proceeds from issuance of long-term debt                            20,000             --            --
Contributions in aid of construction                                       2,877          1,875         1,345
Net proceeds from dividend reinvestment,
   employee stock purchase and stock option plans                            797            574           954
Net borrowings on (repayment of) bank notes payable                       (6,728)        16,127         1,314
Dividends paid                                                            (1,981)        (1,646)       (1,389)
Payments on long-term debt                                                  (900)          (900)         (900)
Payments on advances for construction                                       (419)          (349)         (595)
Advances for construction                                                     10             --           203
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 13,656         15,681           932
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents
   (including $3,884 cash held in escrow as of
   December 31, 1999)                                                       (590)        (2,767)        3,752
Cash and cash equivalents at beginning of year                             1,379          4,146           394
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $    789       $  1,379       $ 4,146
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow information
Cash paid during the year for:
      Interest                                                          $  4,376       $  3,181       $ 2,861
      Income taxes                                                      $  2,502       $  2,070       $ 2,540
Non-cash investing and financing activities:
   Purchase of businesses
      Fair value of assets acquired                                     $  9,764       $ 44,915            --
      Cash paid                                                           (3,530)       (10,880)           --
      Notes issued                                                        (3,000)        (2,000)           --
      Stock issued                                                        (1,300)        (4,000)           --
                                                                        --------       --------
      Liabilities assumed                                               $  1,934       $ 28,035            --
                                                                        ========       ========
Non-cash contributions in aid of construction and advances for
construction conveyed to Company by developers                          $  1,581       $  3,085       $ 2,618

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Southwest Water Company and its subsidiaries (Southwest Water or the Company) provide a broad range of services, including water production and distribution, wastewater collection and treatment, public works services and utility submetering. Southwest Water owns regulated public utilities and also serves cities, utility districts and private companies under contract.

Principles of Consolidation: The consolidated financial statements include the accounts of Southwest Water and its wholly owned and majority-owned subsidiaries, as well as a majority-owned partnership. The principal wholly owned subsidiaries are ECO Resources, Inc. (ECO), Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Hornsby Bend Utility Company (Hornsby). The majority-owned subsidiaries are Master Tek International, Inc. (Master Tek), Operations Technologies, Inc. (OpTech) and Windermere Utility Company (Windermere). The majority-owned partnership is Metro H\\2\\O. All significant intercompany transactions have been eliminated, except where permitted by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.

Regulation: Suburban, NMUI, Windermere and Hornsby conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission (CPUC), the New Mexico Public Regulation Commission (NMPRC) and the Texas Natural Resource Conservation Commission (TNRCC), respectively. Non-regulated operations consist of the contract water and wastewater management services business and the utility submetering services business conducted by the Company's subsidiaries, ECO, OpTech and Master Tek, respectively.

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

Earnings Per Share: Southwest Water reports earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share, by computing basic EPS and diluted EPS. Basic EPS measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the shares had been issued. Stock options give rise to potentially dilutive common shares. The Company also has convertible subordinate debentures outstanding. When the Company's common stock reaches a certain market price, the debentures will become common stock equivalents.

Recognition of Revenues: Revenues from both contract operations and submetering services are recognized as services are performed. Water utility revenues are recognized when amounts are billed to customers, plus an estimated amount of unbilled revenue is recognized for water used to the end of the accounting period. Revenues for construction projects are recorded using the percentage-of-completion method of accounting by comparing total costs incurred to date and total estimated contract costs to complete.

Cash and Cash Equivalents: Southwest Water considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt approximates fair value. At December 31, 2001, Southwest Water had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Property, Plant and Equipment: The cost of additions to utility plant includes labor, material and capitalized interest. Interest of approximately $900,000, $380,000 and $43,000 was capitalized in 2001, 2000 and 1999, respectively. The cost of utility plant retired is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method over the useful lives of the assets as prescribed by the CPUC, the NMPRC and the TNRCC and as permitted by SFAS No. 71. Depreciation expense on average gross depreciable plant was approximately 3% in each of the three years ended December 31, 2001. For book purposes, property, plant and equipment used in submetering services and contract operations are depreciated on the straight-line method over estimated useful lives ranging from three to 30 years.

Excess of Purchase Price Over Net Assets Acquired: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies that identifiable intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values, and requires review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At December 31, 2001, goodwill in the amount of $2,900,000 will no longer be amortized.

Utility Accounting: Regulatory assets are recorded by Suburban and NMUI as permitted by the CPUC and the NMPRC in accordance with SFAS No. 71. Under prior CPUC procedures (adopted by Suburban in 1991), Suburban recorded the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet as permitted by SFAS No. 71. Under previous regulations, the differences recorded would be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of December 1, 2001. In place of the balancing account, Suburban will track the difference between actual and CPUC-adopted water production cost in a memorandum account in accordance with SFAS No. 71. Memorandum accounts are not recorded on Suburban's books. Instead, costs will be accumulated and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. As of December 31, 2001 Suburban had a receivable of approximately $2,500,000 in the balancing account. Suburban has not reserved for any portion of this balance.

Each state agency establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return on common equity. Each utility may file and process general rate applications on a periodic basis. Since the established rates may be in effect for several years, utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred.

Long-Lived Assets: Southwest Water regularly reviews its long-lived assets for impairment. This review includes regulatory assets and assets excluded from rate base by regulators. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. In August 2001, SFAS No. 144 was issued and became effective January 2002. SFAS No. 144 supercedes SFAS No. 121; however, it retains the requirement that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carry-forwards. The most significant items for which deferred taxes have been recorded are the tax effects of Internal Revenue Code Section 1031 like-kind exchange gain on the sale of property, accelerated depreciation and contributions in aid of construction. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs.

In 1993, under the provisions of SFAS No. 109, Accounting for Income Taxes, Suburban and NMUI recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and the NMPRC, respectively.

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

Contributions in aid of construction (CIAC) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. Living unit equivalents (LUE) connection fees are cash contributions received from developers also for the purpose of constructing utility plant. Depreciation expense related to utility plant additions from CIAC and LUE fees are charged as a reduction to the respective CIAC and LUE fee accounts instead of as depreciation expense.

Reclassifications: Certain reclassifications have been made to the prior year consolidated financial statement presentation to conform to the 2001 presentation.

NOTE 2. OTHER ASSETS

Included in other assets at December 31, 2001 and 2000 are the following:

--------------------------------------------------------------------------------
                                                             2001           2000
--------------------------------------------------------------------------------
                                                              (in thousands)
Goodwill, net                                             $12,985        $ 3,190
Deferred regulatory tax asset                               2,146          3,000
Non-compete agreement, net                                  1,733          1,942
Deferred debt expense, net                                  1,709            696
Investments in joint ventures                                 355            570
Other                                                       3,963          2,105
--------------------------------------------------------------------------------
                                                          $22,891        $11,503
--------------------------------------------------------------------------------

Suburban has an investment of approximately $699,000 in two not-for-profit mutual water companies (mutuals), which entitles Suburban to certain water rights. Suburban's investment in one of these mutuals is approximately 32% of the outstanding stock. However, the Company and Suburban do not exercise significant operating and financial control over either of these mutuals. The investments are recorded at cost and are reflected in general utility property in the Company's consolidated financial statements (Note 3). Suburban purchased water from these companies at a cost of approximately $3,613,000, $3,097,000 and $2,359,000 in 2001, 2000 and 1999, respectively.

Southwest Water invested $355,000 in the development of Inland Pacific Water Company and Inland Pacific Development Company, LLC, which are joint ventures designed to develop water and wastewater-related opportunities in the San Bernardino and Riverside counties of southern California. Activities to date have not been significant.

In connection with the Company's acquisition of OpTech, Southwest Water identified approximately $1,100,000 of intangible contract costs. These costs are being amortized over a period of four years.

NOTE 3. UTILITY PROPERTY, PLANT, AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 2001 and 2000 are as follows:

--------------------------------------------------------------------------------
                                                          2001              2000
--------------------------------------------------------------------------------
                                                            (in thousands)
Land and land rights                                  $  1,118          $    971
Source of supply                                        11,897            11,270
Pumping and purification                                19,140            16,183
Transmission and distribution                          159,436           154,904
General (including intangibles)                         11,261            10,292
Construction work in progress                           15,844            12,480
--------------------------------------------------------------------------------
                                                      $218,696          $206,100
--------------------------------------------------------------------------------

At December 31, 2001, substantially all of the Company's utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company (Note 6). The Company's non-regulated operations owned property, plant and equipment of approximately $13,400,000. The significant components of the Company's non-regulated plant and equipment were approximately $5,000,000 of computer and office equipment, $3,000,000 in construction in process, $2,000,000 of machinery and autos, and the remainder in leasehold improvements, buildings, land, and other.

NOTE 4. BANK LINES OF CREDIT

At December 31, 2001, Southwest Water had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $24,000,000. Two of the lines of credit expire in July 2003. The remaining line, with a balance of $2,129,000, expires in 2002 and is currently being renegotiated. The Company expects to maintain all of the lines of credit in the normal course of business. Under two of the lines of credit, interest is charged at the banks' prime rates less 1/4%, or at a lower interest rate however, certain minimum borrowing requirements must be maintained for a fixed period of time. Interest charged under the third line of credit is lower than the bank's prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time. One of the line of credit agreements requires a commitment fee of 1/4% per year of the unused portion of the available line of credit, calculated and payable on a quarterly basis. Two of the lines of credit require an annual renewal fee, and the third line requires no annual fee. Each of the line of credit agreements, as amended, contains certain financial covenants, and the Company was in compliance with all applicable restrictions at December 31, 2001.

During March 2001, the Company amended its credit agreements and temporarily increased its available lines of credit to $30,000,000. The lines were reduced to $24,000,000 in connection with the convertible debenture offering in July 2001.

A summary of borrowing on the lines of credit during the years ended December 31, 2001 and 2000 is presented below:

------------------------------------------------------------------------------------------
                                                                  2001          2000
------------------------------------------------------------------------------------------
                                                         (in thousands except percentages)
Bank lines of credit at December 31                            $15,992       $22,720
Weighted average interest rate at December 31                     4.14%         8.00%
Maximum amount of borrowings outstanding at any month end      $27,716       $22,720
Average borrowings during the year                             $19,964       $16,473
Weighted average interest rate during the year                    5.28%         7.75%
------------------------------------------------------------------------------------------

NOTE 5. OTHER LIABILITIES

Included in other current liabilities at December 31, 2001 and 2000 are the following:

--------------------------------------------------------------------------------
                                                             2001           2000
--------------------------------------------------------------------------------
                                                              (in thousands)
Accrued salaries, wages and benefits                      $ 4,669        $ 5,440
Purchased water accrual                                     2,105          1,677
Franchise and other taxes                                   1,263            932
Deferred revenue and customer deposits                      1,146          1,713
Accrued interest payable                                    1,064          1,067
Accrued dividends payable                                     521            485
Current portion of advances for construction                  396            394
Other                                                       3,963          3,527
--------------------------------------------------------------------------------
                                                          $15,127        $15,235
--------------------------------------------------------------------------------

Included in other long-term liabilities and deferred credits at December 31, 2001 and 2000 are the following:

--------------------------------------------------------------------------------
                                                             2001           2000
--------------------------------------------------------------------------------
                                                              (in thousands)
Notes payable                                             $ 6,755        $ 1,899
Non-compete liability                                       1,680          1,890
Regulatory deferred tax liability                           1,043          1,116
Unamortized investment tax credits                            883            932
Minority interest liabilities                                 614            255
Other                                                       5,371          4,488
--------------------------------------------------------------------------------
                                                          $16,346        $10,580
--------------------------------------------------------------------------------

Notes payable were issued in connection with the acquisitions made by the Company in 2001 and 2000, and are payable to the former owners of the acquired entities. In general, these notes bear interest at rates ranging from 5% to 8% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required. At December 31, 2001, principal payments due on the notes payable are approximately $456,000 in 2002, $486,000 in 2003, $1,443,000 in 2004, $1,546,000 in 2005 and $3,280,000 thereafter.

The Company has invested $916,000 for a 51% interest in Metro H2O, a partnership, in order to supply wholesale water and wastewater services to several communities in an area just east of Austin, Texas. During 2001, Metro H2O entered into a $900,000 loan for the purchase of land and is collateralized by the land. The loan is included in other current liabilities as of December 31, 2001. The land will be utilized for the construction of water wells and a wastewater treatment plant.

NOTE 6. LONG-TERM DEBT

The long-term debt outstanding at December 31, 2001 and 2000 is as follows:

-------------------------------------------------------------------------------------------
                                                                            2001       2000
-------------------------------------------------------------------------------------------
                                                                           (in thousands)
Southwest Water Convertible Subordinate Debentures, due 2021, at 6.85%
      interest rate, with quarterly interest payments                    $20,000    $    --

Suburban First Mortgage Bond, Series A, due 2006, at 8.93%
      interest rate, with semi-annual interest payments                    5,100      6,000

Suburban First Mortgage Bond, Series B, due 2022, at 9.09%
      interest rate, with semi-annual interest payments                    8,000      8,000

Suburban First Mortgage Bond, Series C, due 2006, at 7.61%
      interest rate, with semi-annual interest payments                    8,000      8,000

NMUI First Mortgage Bond, Series A, due 2002, at 8.86%
      interest rate, with semi-annual interest payments                    2,000      2,000

NMUI First Mortgage Bond, Series B, due 2006, at 7.64%
      interest rate, with semi-annual interest payments                    4,000      4,000
-------------------------------------------------------------------------------------------
Long-term debt before current maturities                                  47,100     28,000

Less current maturities                                                   (2,900)      (900)
-------------------------------------------------------------------------------------------
Long-term debt                                                           $44,200    $27,100
-------------------------------------------------------------------------------------------

On July 20, 2001, Southwest Water issued $20,000,000 of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and received net proceeds of $18,890,000 from the sale after underwriting discounts, commissions and remaining expenses of the offering. The net proceeds from the sale of these debentures were used to reduce borrowings on the Company's revolving lines of credit. Southwest Water is subject to certain financial covenants under the terms of the indenture agreement for the debentures. As of December 31, 2001, the Company was in compliance with all applicable restrictions. The debentures are convertible into shares of Southwest Water common stock at a conversion price of $17.007 per share. The debentures are convertible at any time prior to maturity unless previously redeemed. The Company may redeem the debentures in whole or in part at any time, at redemption prices from 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The issuance costs of the convertible subordinate debentures in the amount of approximately $1,110,000 are being amortized over 20 years.

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

Suburban and NMUI pay regular quarterly dividends to Southwest Water. In both 2001 and 2000, Suburban and NMUI paid quarterly dividends of $366,000 and $53,000, respectively. In addition, Suburban paid a special dividend of $1,062,000 to Southwest Water in 2001.

Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company. As of December 31, 2001 and 2000, both Suburban and NMUI were in compliance with dividend limitations mandated in the indentures. At December 31, 2001 and 2000, the combined indenture limits for dividends totaled $22,957,000 and $21,230,000, respectively.

Aggregate annual maturity and sinking fund requirements of all long-term debt are $2,900,000 for the year ending December 31, 2002 and include NMUI's Series A Bonds. Annual maturity and sinking fund requirements are

$900,000 for each of the three years ended December 31, 2005. Annual maturity and sinking fund requirements are $13,500,000 for the year ended December 31, 2006 and include Suburban's Series A and Series C bonds and NMUI's Series B bonds which become due in 2006.

Also reported as debt in the Company's consolidated balance sheets as of December 31, 2000 was a $797,000 liability assumed in connection with the Company's acquisition of Windermere in October 2000. This liability was paid in May of 2001.

NOTE 7. INCOME TAXES

The components of the current and deferred income tax provisions are as follows:

----------------------------------------------------------------------------------------
                                                                2001      2000      1999
----------------------------------------------------------------------------------------
                                                                    (in thousands)
Current tax expense                                           $1,576    $1,972    $2,156
      Federal                                                    571       498       497
                                                              --------------------------
      State                                                    2,147     2,470     2,653

Deferred income taxes (benefits):
      Federal                                                  1,481       865     1,631
      State                                                       --       (19)       85
                                                              --------------------------
                                                               1,481       846     1,716
Change in regulatory assets and regulatory liabilities, net      (67)     (107)     (442)
Investment tax credit amortization                               (49)      (49)      (49)
----------------------------------------------------------------------------------------
Provision for income taxes                                    $3,512    $3,160    $3,878
----------------------------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

--------------------------------------------------------------------------------
                                                           2001    2000    1999
--------------------------------------------------------------------------------
Provision computed at statutory rates                       34%     34%     34%
State income taxes, net of federal tax benefit               5%      5%      4%
Goodwill amortization and other non-deductible expense       2%      1%      1%
Compensation expense on stock options exercised
      deductible for tax purposes                           (3%)    (2%)    (2%)
Investment tax credits                                      (1%)    (1%)    (1%)
Depreciation                                                --       1%      1%
Other, net                                                  (1%)    (1%)     3%
--------------------------------------------------------------------------------
Effective tax rate                                          36%     37%     40%
--------------------------------------------------------------------------------

Net deferred income taxes consist of the following at December 31, 2001 and 2000:

--------------------------------------------------------------------------------------------
                                                                              2001      2000
--------------------------------------------------------------------------------------------
                                                                             (in thousands)
Deferred income tax assets:
      Contributions in aid of construction and advances for construction   $ 2,706   $ 2,906
      Reserves                                                               1,234     1,407
      Investment tax credits                                                   455       480
      Pension                                                                  193       309
      Other                                                                    185       150
--------------------------------------------------------------------------------------------
Total deferred income tax assets                                             4,773     5,252
--------------------------------------------------------------------------------------------

Deferred income tax liabilities:
      Depreciation                                                          10,088     9,488
      Section 1031 like-kind property exchange gain                          1,159     1,209
      Production cost balancing accounts                                       959       710
      Gains on condemnation of land                                            596       639
      Deferred debt expenses                                                    85        92
      Other                                                                    240       102
--------------------------------------------------------------------------------------------
Total deferred income tax liabilities                                       13,127    12,240
--------------------------------------------------------------------------------------------
Net deferred income tax liabilities                                        $ 8,354   $ 6,988
--------------------------------------------------------------------------------------------

Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 2001 or 2000.

NOTE 8. EARNINGS PER SHARE

The difference between basic and diluted EPS is the effect of stock options that, under the treasury share method, give rise to common stock equivalents. As fully described in Note 6, the Company issued $20,000,000 of 6.85% fixed-rate convertible subordinate debentures in July 2001. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $17.007. If the market value of the Company's stock were to exceed the conversion price, the debentures would be considered to be common stock equivalents and would be included in the calculation of diluted EPS after adjusting net income for the after-tax effect of the debenture interest expense.

The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations:

                                   Net Income     Dividends on           Basic EPS     Effect of       Diluted EPS
                                                preferred shares                    Dilutive Options
------------------------------------------------------------------------------------------------------------------
                                                      (in thousands except per share amounts)
        2001
        ----
Income (numerator)                   $6,243           $(27)               $6,216         $ --             $6,216
Shares (denominator)                                                       9,090          483              9,573
Per share amount                                                          $ 0.68                          $ 0.65
                                                                          ------                          ------
        2000
        ----
Income (numerator)                   $5,381           $(27)               $5,354         $ --             $5,354
Shares (denominator)                                                       8,700          354              9,054
Per share amount                                                          $ 0.62                          $ 0.59
                                                                          ------                          ------
        1999
        ----
Income (numerator)                   $5,819           $(27)               $5,792         $ --             $5,792
Shares (denominator)                                                       8,412          322              8,734
Per share amount                                                          $ 0.69*                         $ 0.66*
                                                                          ------                          ------

* In September 1999, the Company recorded a gain on sale of surplus land formerly used in utility operations. The gain added approximately $1.6 million to net income, or $.19 per basic and diluted share.
--------------------------------------------------------------------------------

In 2001, approximately 15,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. Approximately 10,000 stock options were excluded from the calculation in 2000. No stock options were excluded in 1999.

NOTE 9. STOCKHOLDERS' EQUITY

The Company is currently authorized to issue 25,000,000 common shares at a par value of $.01 per share. The current quarterly cash dividend to common stockholders is $.056 per share. At December 31, 2001, there were 9,183,107 common shares outstanding after adjustment for a 5% stock dividend (or 436,308 shares) issued to stockholders of record on October 1, 2001. As of December 31, 2000, there were 8,533,734 common shares outstanding after adjustment for a 5-for-4 stock split (or 1,707,333 shares) issued in the form of a stock dividend to stockholders of record on January 1, 2001. The weighted average number of outstanding common shares and dividends per common share reflect the stock splits and stock dividends for all periods presented.

On April 6, 1998, the Company adopted a Share Purchase Rights Plan (Rights Plan) to preserve value for the Company's stockholders. The Rights Plan is designed to deter coercive takeover tactics, to encourage third parties interested in acquiring the Company to negotiate with the Board and to reduce any adverse effects that significant stockholders of the Company may have on the public market for the Company's common stock. In the event of certain triggering events as specified in the Rights Plan (e.g., accumulation of a significant block of shares by an acquiring person), the stockholders become entitled to purchase additional shares of common stock at a significant discount.

The Company is currently authorized to issue 250,000 preferred shares at a par value of $.01 per share. There were 10,247 and 10,288 Series A preferred shares outstanding at December 31, 2001 and 2000, respectively. Series A preferred stockholders are entitled to annual dividends of $2.625 per share. Series A preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

Southwest Water has a dividend reinvestment and stock purchase plan (DRIP) that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The DRIP permits optional cash purchases of stock at current market values up to a maximum of $3,000 per stockholder each quarter. As of December 31, 2001, there were 600,000 shares authorized for issuance under the DRIP and 279,671 shares were available for issuance.

NOTE 10. STOCK-BASED PLANS

At December 31, 2001, Southwest Water had three stock-based plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. The Company has elected to follow the accounting provisions of Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and to provide the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation. If compensation expense for the Company's three stock-based compensation plans had been determined using the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been impacted as follows:

----------------------------------------------------------------------------------------------------
                                                                    2001        2000        1999
----------------------------------------------------------------------------------------------------
                                                             (in thousands except per share amounts)
Net income available for common shares        As reported         $6,216      $5,354      $5,792
                                              Pro forma           $5,848      $5,053      $5,612
----------------------------------------------------------------------------------------------------
Basic earnings per common share               As reported         $ 0.68      $ 0.62      $ 0.69
                                              Pro forma           $ 0.64      $ 0.58      $ 0.67
----------------------------------------------------------------------------------------------------
Diluted earnings per common share             As reported         $ 0.65      $ 0.59      $ 0.66
                                              Pro forma           $ 0.61      $ 0.56      $ 0.64
----------------------------------------------------------------------------------------------------

In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

--------------------------------------------------------------------------------
                                                    2001        2000        1999
--------------------------------------------------------------------------------
Dividend yield                                      1.7%        1.7%        1.8%
Expected volatility                                23.5%       29.2%       42.1%
Risk free interest rate                             4.0%        4.5%        5.0%
Expected life in years                                6           6           7
--------------------------------------------------------------------------------

Stock Option Plan (SOP): In 1988, the stockholders approved the SOP and in 2000, the stockholders approved an amendment to the SOP which increased the number of authorized and available shares for issuance by 937,500, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. As of December 31, 2001, there were 2,315,124 shares (adjusted for stock splits and stock dividends) authorized for issuance under the SOP and 751,796 shares were available for issuance.

Under the SOP, Southwest Water may grant non-qualified stock options to officers, employees and certain consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. The Company also granted non-qualified options to certain non-employee directors of the Company. Options granted subsequent to December 31, 1999 vest equally over a period of five years and expire seven years and one day from the date of grant. Options granted prior to January 1, 2000 expire ten years and one day from the date of grant.

Options issued under the SOP may be exercised in accordance with the provisions of the Internal Revenue Service concerning stock attestation. Shares attested for purposes of stock options exercised are canceled. Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

A summary of the status of the SOP and changes during the years ended as of December 31, 2001, 2000 and 1999 is presented below:

                                                2001                      2000                      1999
-----------------------------------------------------------------------------------------------------------------
                                                     Weighted                  Weighted                  Weighted
                                                      Average                   Average                  Average
                                                     Exercise                  Exercise                  Exercise
Fixed Options                           Shares         Price       Shares        Price       Shares       Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        966,568       $ 6.89      845,159       $ 5.73      687,963       $4.82

Granted                                 267,105       $11.07      222,731       $10.61      267,552       $7.72
Exercised                               (89,133)      $ 4.72      (85,637)      $ 5.07      (85,680)      $4.70
Forfeited                                (5,116)      $ 6.01      (15,685)      $ 7.23      (24,676)      $5.62
                                      ---------                   -------                   -------
Outstanding at end of year            1,139,424       $ 8.04      966,568       $ 6.89      845,159       $5.73
                                      =========                   =======                   =======
Options exercisable at year-end         466,204       $ 5.75      395,758       $ 4.77      345,236       $4.36
                                      =========                   =======                   =======
Weighted average fair value              $ 2.11                    $ 2.75                    $ 3.41
                                      =========                   =======                   =======
-----------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                                 Options Outstanding                                   Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                  Weighted Average
                                                      Remaining
 Range of Exercise         Number Outstanding    Contractual Life in     Weighted Average    Number Exercisable     Weighted Average
       Prices                  at 12/31/01              Years             Exercise Price        at 12/31/01          Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$  2.00 to $  5.00                169,688                3.2                  $ 3.17              169,688                $ 3.17
$  5.00 to $ 10.00                515,737                6.5                  $ 6.98              258,932                $ 6.67
$ 10.00 to $ 15.00                453,999                8.6                  $11.07               37,584                $11.06
-----------------------------------------                                                         -------
$  2.00 to $ 15.00              1,139,424                6.8                  $ 8.04              466,204                $ 5.75
------------------------------------------------------------------------------------------------------------------------------------

Director Option Plan (DOP): In 1996, the stockholders approved the DOP for non-employee directors, and in 2000, approved an amendment to the DOP, which provided for an increase of 157,500 shares reserved for issuance. As of December 31, 2001, there were 312,539 shares (adjusted for the stock splits and stock dividends) authorized for issuance under the DOP and 181,480 shares were available for issuance.

The DOP provides for an automatic grant of options to purchase 5,000 shares of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006. New directors are granted an initial option to purchase 5,000 shares of the Company's common stock upon appointment to the Board of Directors. DOP options granted subsequent to December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire ten years and one day from the date of grant.

A summary of the status of the DOP and changes during the years ended as of December 31, 2001, 2000 and 1999 is presented below:

-----------------------------------------------------------------------------------------------------------
                                              2001                    2000                    1999
-----------------------------------------------------------------------------------------------------------
                                                   Weighted               Weighted                 Weighted
                                                    Average                Average                 Average
                                                   Exercise               Exercise                 Exercise
Fixed Options                          Shares        Price      Shares      Price      Shares       Price
-----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       93,185       $ 7.72      53,810      $6.39      43,401       $5.72

Granted                                31,250       $12.76      39,375      $9.52      18,598       $7.62
Exercised                             (13,945)      $ 5.90           0      $0.00      (6,624)      $5.34
Forfeited                                   0       $ 0.00           0      $0.00      (1,551)      $6.55
                                      -------                   ------                 ------
Outstanding at end of year            110,490       $ 9.37      93,185      $7.72      53,824       $6.39
                                      =======                   ======                 ======
Options exercisable at year-end        59,554       $ 7.54      44,525      $6.13      24,382       $5.47
                                      =======                   ======                 ======

Weighted average fair value of
options granted during the year        $ 2.32                   $ 3.02                 $ 3.24
                                      =======                   ======                 ======

-----------------------------------------------------------------------------------------------------------

The following table summarizes information about the director stock options outstanding as of December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                               Options Outstanding                                      Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                Weighted Average
                                                    Remaining
    Range of             Number Outstanding    Contractual Life in     Weighted Average      Number Exercisable     Weighted Average
 Exercise Prices            at 12/31/01               Years             Exercise Price          at 12/31/01          Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$ 4.00 to $  6.00              10,427                  4.6                 $  4.86                 10,427                $ 4.86
$ 6.00 to $  9.00              29,441                  6.6                 $  7.17                 29,441                $ 7.17
$ 9.00 to $ 15.00              70,622                  8.4                 $ 10.95                 19,686                $ 9.52
-------------------------------------                                                              ------
$ 4.00 to $ 14.00             110,490                  7.6                 $  9.37                 59,554                $ 7.54
------------------------------------------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan (ESPP): The Company has a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued 13,465 shares, 12,596 shares and 11,256 shares to employees in 2001, 2000 and 1999, respectively. At December 31, 2001, 775,193 shares (after adjustment for stock splits and stock dividends) were reserved for issuance under the ESPP and 624,175 shares were available for issuance. Using the method described under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model. The weighted average value per share of those purchase rights granted in 2001, 2000 and 1999 was $1.50, $1.06 and $1.49, respectively, which resulted in compensation expense of $13,465, $12,596, and $13,905, respectively, and is included in the pro forma net income available for common share amounts.

NOTE 11. EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plan: Prior to December 30, 1999, Southwest Water had a non-contributory defined benefit pension plan (the Pension Plan) under which employees of the parent company, Suburban and NMUI were qualified to participate. On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering employees of the parent company, Suburban and NMUI. The Company applied for an Internal Revenue Service (IRS) determination in April 2000, and received a favorable determination from the IRS in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by ERISA and its related regulations. Following distribution of the plan assets of approximately $14,400,000 to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1,200,000.

In February 2002, the Company's Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. Following the transfer of excess assets and payment of applicable excise taxes of approximately $240,000, the Pension Plan will be considered settled under the guidelines set forth in SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, because all benefit obligations have been met and assets have been distributed. The Company no longer has responsibility for the pension benefit obligation. Accordingly, the Company will account for the plan termination under SFAS No. 88 and will recognize a termination gain that will be taxable income to the Company in 2002.

Defined Contribution Plans: The Company established a 401(k) profit sharing plan (the ECO Plan) covering employees of its contract operations business. The ECO Plan provides for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15% of their salary to the ECO Plan. The Company matches a participant's contribution for an amount up to 50% of the first 4% of the participant's salary. Company contributions vest immediately. Company contributions to the ECO Plan were approximately $212,000 in 2001 and $181,000 in both 2000 and 1999. The assets of the ECO Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. The ECO Plan does not provide for the employees participating in the ECO Plan to purchase Southwest Water stock.

Effective January 2000, the Company established a 401(k) plan (Utility Plan) covering employees of the parent company, Suburban, NMUI and Windermere. Employees become eligible for participation on the first of the month following their date of hire. Under the Utility Plan, the Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions up to a maximum Company match of 4%. In addition, the Company contributes $250 semi-annually to each eligible employee. The Company contributions vest depending upon an employee's length of service. Company contributions to the Utility Plan were approximately $358,000 in 2001 and $309,000 in 2000. The assets of the Utility Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. The Utility Plan does not provide for the employees participating in the Utility Plan to purchase Southwest Water stock. During 2001, the Utility Plan was identified as a qualified replacement plan and amended to permit the excess assets of the Pension Plan to be held in a suspense account. The amount currently held in the suspense account will be used for company contributions to the Utility Plan as permitted by the IRS, ERISA and the DOL.

In connection with its acquisition of Master Tek, Southwest Water has maintained a 401(k) plan for employees of Master Tek (Master Tek Plan). Employees become eligible for participation after one year of employment. Master Tek may make discretionary contributions to the Master Tek Plan. Master Tek contributed approximately $23,000 and $19,000 in 2001 and 2000, respectively. Master Tek contributions vest depending upon an employee's length of service. The assets of the Master Tek Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. In 2002, the Master Tek Plan was merged into the Utility Plan.

In connection with its acquisition of OpTech, Southwest Water maintained a 401(k) plan for employees of OpTech (OpTech Plan). Employees become eligible for participation in the OpTech Plan after six months of employment. OpTech matches 20% of the first 5% of the employees' contributions. OpTech contributions vest depending upon an employee's length of service.

Supplemental Executive Retirement Plan (SERP): The Company adopted the SERP effective May 8, 2000. Eligibility to participate in the SERP is determined by Southwest Water's Board of Directors. Two executive officers of the Company were selected to participate in the SERP. Under the SERP, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant's average annual compensation multiplied by (2) the applicable compensation percentage, as defined by the SERP, less (3) the social security benefit and less (4) benefits received under the Pension Plan. The Pension Plan was terminated on December 30, 1999. Expenses relating to the SERP were $218,000 and $215,000 in 2001 and 2000, respectively.

NOTE 12. SEGMENT INFORMATION

Under SFAS No. 131, Segment Reporting, Southwest Water has two reportable segments: non-regulated and regulated operations. The non-regulated contract operations segment operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Revenue is derived through municipal utility district contracts and operations and maintenance contracts. Also included in the non-regulated segment is the Company's submetering operation. Utility submetering involves the installation of electronic equipment in various multi-family dwellings to allow an allocation of water, gas and electric usage to each individual residential unit. Revenue is derived through contracts with the dwelling owners.

The regulated utility segment provides water and wastewater services through regulated utility operations, and derives revenue from the sales of water and wastewater services to the consumer under regulated pricing structures.

Southwest Water's reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and marketing strategies. The non-regulated segment, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return. The utility operations are governed by the regulatory bodies of the respective states and by the federal government. The service areas in which the utilities operate constitute monopolies with allowable rates of return determined by state regulatory agencies. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1.

The following table presents information about each reported segment profit or loss and segment assets. These items are the measures reported to the chief operating decision-maker for purposes of making decisions about allocating resources to the segment and assessing its performance.

                                           Non-                        Total                        Total
                                        Regulated      Regulated      Segment                   Consolidated
                                         Segment        Segment     Information       Other      Information
------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
As of December 31, 2001
-----------------------
Revenues from external customers         $66,476       $ 49,071       $115,547       $    --       $115,547
Interest income                              645             --            645            10            655
Interest expense                            (169)         2,539          2,370         1,324          3,694
Depreciation and amortization              1,563          4,438          6,001            59          6,060
Segment operating profit                   2,215         14,756         16,971        (4,475)        12,496
Income tax provision (benefit)               705          3,715          4,420          (908)         3,512
All other income (expense)                   205              4            209            89            298
Other significant non-cash items:
   Non-cash contributions in aid of
   construction                               --          1,581          1,581            --          1,581
   Segment assets                         48,355        172,915        221,270         3,916        225,186
   Expenditures for segment assets         3,109         13,419         16,528            61         16,589

As of December 31, 2000
-----------------------
Revenues from external customers         $60,425       $ 44,316       $104,741       $    --       $104,741
Interest income                               33             69            102           165            267
Interest expense                             (90)         3,136          3,046           606          3,652
Depreciation and amortization              1,193          3,990          5,183            81          5,264
Segment operating profit                   2,863         12,938         15,801        (4,164)        11,637
Income tax provision (benefit)               784          3,130          3,914          (754)         3,160
Gain on sales of land                         --            128            128            --            128
All other income (expense)                   (51)            (6)           (57)          218            161
Other significant non-cash items:
   Non-cash contributions in aid of
   construction                               --          3,085          3,085            --          3,085
   Segment assets                         29,950        164,351        194,301         2,351        196,652
   Expenditures                            1,216          9,470         10,686            82         10,768

As of December 31, 1999
-----------------------
Revenues from external customers         $42,649       $ 38,200       $ 80,849       $    --       $ 80,849
Interest income                               46              8             54            12             66
Interest expense                              30          2,814          2,844           139          2,983
Depreciation and amortization                717          3,674          4,391            57          4,448
Segment operating profit                   1,528         11,648         13,176        (3,862)         9,314
Income tax provision (benefit)               370          3,756          4,126          (248)         3,878
Gain on sales of land                         --          2,855          2,855            --          2,855
All other income (expense)                    28            154            182           263            445
Other significant non-cash items:
   Non-cash contributions in aid of
   construction                               --          2,618          2,618            --          2,618
   Segment assets                         12,450        123,310        135,760         7,190        142,950
   Expenditures                              925          8,434          9,359           150          9,509

NOTE 13. COMMITMENTS AND CONTINGENCIES

ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station operated by ECO. In 2001, a settlement was reached with two of the plaintiffs and a third suit is nearing settlement. ECO has been defended and indemnified by its insurance carrier and will be required to pay a $10,000 deductible on settlement of the claims. The remaining lawsuit is pending at this date. Southwest Water and ECO continue to vigorously defend against the claim. At this time, ECO and the Company do not believe these actions will have a material adverse effect on its financial position, results of operations or cash flow.

Southwest Water and Suburban have been named as defendants in several lawsuits alleging water contamination in the Main San Gabriel Basin (the Basin). Defendants include Southwest Water, Suburban and others. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. The plaintiffs may sue and collect damages from Suburban and other regulated water companies only if they prove that water delivered did not meet CPUC water quality standards. The Court directed that the cases be sent to the trial court for further proceedings. There are now ten pending cases and the Company has received notice of the filing of an eleventh case, which has not yet been served. Southwest Water and Suburban have requested defense and indemnification from their liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, management does not expect that these actions will have a material adverse effect on its financial position or results of operations.

Southwest Water and its subsidiaries are also the subjects of other litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

The Company leases certain equipment and office facilities under operating leases that expire through 2004. Aggregate rental expense under all operating leases approximated $2,633,000 in 2001, $2,244,000 in 2000 and $2,240,000 in
1999. At December 31, 2001, the future minimum rental commitments under existing non-cancelable operating leases are as follows: 2002 - $2,995,000, 2003 - $2,299,000, 2004 - $1,698,000, 2005 - $1,120,000 and $579,000 thereafter.

As part of its contract process, ECO obtains bid bonds which secure, among other things, ECO's willingness to participate in contract discussions. The bid bonds range in value dependent upon the requirements of the potential client. Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is canceled and ECO bears no further liability. The aggregate amount of bid bonds outstanding is usually less than $500,000 at any given time.

NOTE 14. ACQUISITION OF BUSINESSES

In August 2001, the Company purchased 90% of the outstanding common stock of OpTech for $8,248,000. The purchase price consisted of cash payments of $3,530,000 in August 2001 and $418,000 in January 2002. In addition, the purchase price consisted of 91,981 shares of Southwest Water common stock with a market value of $1,300,000 and promissory notes in the aggregate amount of $3,000,000. Under the terms of the purchase agreement, the Company has the right to acquire the remaining 10% of OpTech after a period of five years based on a formula relating to the profitability of OpTech. After two years, the minority shareholder has the option to sell the remaining 10% of OpTech to the Company using the same formula. The Company also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. The acquisition was accounted for using the purchase method of accounting, and the results of OpTech's operations have been consolidated with those of Southwest Water since September 1, 2001, the effective date of the transaction. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $8,000,000. As required under SFAS No. 141 and 142, the Company identified intangible assets and assigned part of the purchase price to such asset. Approximately $1,100,000 of intangible contract costs were identified and they are being amortized over four years using the straight-line method. The remaining goodwill of approximately

$6,900,000 is reflected in the other assets of Southwest Water as of December 31, 2001, and will be reviewed annually for impairment pursuant to SFAS No. 142.

In April 2000, the Company purchased 80% of the outstanding common stock of Master Tek for $4,000,000. The purchase price consisted of $2,000,000 in cash and a $2,000,000 ten-year promissory note. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial performance of Master Tek over the next eight years. The minority owner of Master Tek has the option to require the Company to purchase the remaining 20% of Master Tek in increments of 5% over the next four years based on a formula relating to the profitability of Master Tek. The minority owner has exercised this option for 5% of Master Tek, and the Company expects to pay $1,000,000 to the minority owner in April 2002. The acquisition was accounted for using the purchase method of accounting, and the results of Master Tek's operations have been consolidated with those of Southwest Water since April 1, 2000, the effective date of the transaction. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $3,900,000. Beginning at the date of the purchase, the goodwill was being amortized over 15 years using the straight-line method. In accordance with the requirements of SFAS No. 141 and 142, the Company was required to identify intangible assets and assign part of the purchase price to such assets, if any. The remaining goodwill of approximately $2,900,000 is reflected in the other assets of Southwest Water as of December 31, 2001, and will be reviewed annually for impairment pursuant to SFAS No. 142.

In February 2000, Suburban purchased the City of West Covina's Water distribution system and facilities for $8,500,000. The transaction added approximately 7,000 connections to Suburban's existing customer base. Net proceeds of $3,900,000 from the sale of land completed in 1999 were used to pay a portion of the purchase price in completion of an IRS like-kind exchange. The remaining purchase price was funded by borrowing on the Company's lines of credit. The acquisition was treated as a purchase for accounting purposes and the results of West Covina's operations have been consolidated with those of Southwest Water since February 26, 2000, the effective date of the transaction. The excess of cost over assets acquired was allocated to utility plant and certain costs were capitalized as a part of the transaction.

In 1996, the Company acquired a 49% interest in Windermere, and in October 2000, the Company purchased an additional 31% of Windermere from the former majority owner. The Company also purchased Hornsby. The acquisition was accounted for using the purchase method, and the results of Windermere's and Hornsby's operations have been consolidated with those of Southwest Water since October 1, 2000, the effective date of the transaction. The purchase was made for $4,000,000 of Southwest Water common stock, and was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of the Company's stock increases to $19.05 per share (as adjusted for stock splits and dividends), for a purchase price of $6,000,000 payable in Company common stock. The minority owner of Windermere has the right to require the Company to purchase the remaining 20% after October 1, 2005, for $6,000,000 payable in Company common stock, subject to a limitation on the maximum and minimum number of shares issuable.

NOTE 15. SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

The fluctuations in operating revenues and operating income between quarters reflect the seasonal nature of contract and utility operations. Earnings per basic and diluted common share reflect a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split in the form of a stock dividend on January 1, 2001. Selected unaudited quarterly financial information of the Company is presented in the table below.

2001 Quarters Ended                        March 31      June 30   September 30  December 31
--------------------------------------------------------------------------------------------
                                               (in thousands except per share amounts)
Operating revenues                          $23,215      $27,838      $32,035      $32,459
Operating income                              1,876        2,942        4,486        3,192
Net income                                      535        1,688        2,274        1,746
Net income available for common shares          528        1,681        2,267        1,740

Basic earnings per common share                0.06         0.18         0.25         0.19
Diluted earnings per common share              0.05         0.18         0.24         0.18

2000 Quarters Ended                        March 31      June 30   September 30  December 31
--------------------------------------------------------------------------------------------
                                               (in thousands except per share amounts)
Operating revenues                          $20,557      $26,619      $31,080      $26,485
Operating income                              1,374        3,419        4,497        2,347
Net income                                      430        1,503        2,132        1,316
Net income available for common shares          423        1,496        2,125        1,310

Basic earnings per common share                0.05         0.17         0.25         0.15
Diluted earnings per common share              0.04         0.17         0.24         0.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information relating to the directors of the Company is set forth in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission (Commission) dated on or about April 9, 2002, under the caption "Governance of the Company," is hereby incorporated by reference. In addition, information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is contained in the Company's definitive Proxy Statement, dated on or about April 9, 2002, and is also hereby incorporated by reference.

Item 11. Executive Compensation

      Information related to executive compensation is contained in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 9, 2002, under the captions "Executive Compensation" and "Director Compensation," is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management of the Company's voting securities is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 9, 2002, under the caption "Beneficial Ownership of the Company's Securities," is hereby incorporated by reference.

Item 13. Certain Relationships and Related Party Transactions

      Information with respect to certain relationships and related party transactions is set forth in the Company's definitive Proxy Statement, to be filed with the Commission dated on or about April 9, 2002, under the caption "Related Party Transactions," is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The financial statements listed below are filed as part of this report:

       Independent Auditors' Report

       Consolidated Statements of Income- Three Years Ended December 31, 2001

       Consolidated Balance Sheets- December 31, 2001 and 2000

       Consolidated Statements of Changes in Stockholders' Equity -
            Three Years Ended December 31, 2001

       Consolidated Statements of Cash Flows- Three Years Ended
            December 31, 2001

       Notes to Consolidated Financial Statements

(a)(2) The supplementary financial statement schedules required to be filed with this report are as follows:

                                                                            Page
                                                                            ----

       Schedule I - Condensed Financial Information of Registrant............55
       Schedule II - Valuation and Qualifying Accounts.......................59

       Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibit Index ........................................................60

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed for the three months ended December 31, 2001.

                             SOUTHWEST WATER COMPANY
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Operations

                                                             For the Years Ended December 31,
----------------------------------------------------------------------------------------------
                                                             2001          2000          1999
----------------------------------------------------------------------------------------------
                                                                     (in thousands)
Operating Revenues                                        $    --       $    --       $    --

Operating Expenses:

Selling, general and administrative                         1,071         1,494         1,049
----------------------------------------------------------------------------------------------
                                                            1,071         1,494         1,049
----------------------------------------------------------------------------------------------

Operating Loss                                             (1,071)       (1,494)       (1,049)

Other Income (Expense):
Interest expense                                             (852)         (800)         (820)
Interest income                                                15           165            13
Other                                                          (1)          218           263
----------------------------------------------------------------------------------------------
                                                             (838)         (417)         (544)
----------------------------------------------------------------------------------------------

Loss Before Income Taxes                                   (1,909)       (1,911)       (1,593)

Income Tax Benefit                                            908           754           248
----------------------------------------------------------------------------------------------

Net Loss Before Equity in Net Income of Subsidiaries       (1,001)       (1,157)       (1,345)

Equity in Net Income of Subsidiaries                        7,244         6,538         7,164
----------------------------------------------------------------------------------------------
Net Income                                                $ 6,243       $ 5,381       $ 5,819
----------------------------------------------------------------------------------------------

    See accompanying notes to condensed financial information of registrant.

                             SOUTHWEST WATER COMPANY
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets
                                                             as of December 31,
--------------------------------------------------------------------------------
Assets                                                       2001         2000
--------------------------------------------------------------------------------
                                                               (in thousands)
Current Assets:
Cash and cash equivalents                                   $   192      $   126
Receivable from subsidiaries, net                            21,545        3,175
Other current assets                                            794          336
--------------------------------------------------------------------------------
                                                             22,531        3,637

Property, plant and equipment, net                              547          546
Investments in subsidiaries and affiliates                   60,261       55,166
Deferred income taxes                                         1,504        1,520
Other Assets                                                  4,740        3,669
--------------------------------------------------------------------------------
                                                            $89,583      $64,538
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
Other current liabilities                                   $ 4,622      $ 2,703
--------------------------------------------------------------------------------

Long-term debt - convertible subordinate debentures          20,000           --
Long-term bank lines of credit                                9,663       12,851
Other liabilities                                               343          373
--------------------------------------------------------------------------------
Total Liabilities                                            34,628       15,927

Stockholders' Equity:
Cumulative preferred stock                                      513          514
Common stock                                                     92           86
Paid-in-capital                                              37,663       35,568
Retained earnings                                            16,687       12,443
--------------------------------------------------------------------------------
Total Stockholders' Equity                                   54,955       48,611
--------------------------------------------------------------------------------
                                                            $89,583      $64,538
--------------------------------------------------------------------------------

See accompanying notes to condensed financial information of registrant.

                             SOUTHWEST WATER COMPANY
            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Cash Flows

                                                                 For the Years Ended December 31,
----------------------------------------------------------------------------------------------------
                                                                   2001          2000          1999
----------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Cash Flows from Operating Activities:
Net income                                                     $  6,243       $ 5,381       $ 5,819
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Net income from subsidiaries                                  (7,244)       (6,538)       (7,164)
   Depreciation and amortization                                     59            81            57
   Deferred income taxes                                            (14)         (191)         (278)
   Other current assets                                           4,507        (3,382)           44
   Other current liabilities                                       (380)        2,597          (629)
   Other, net                                                    (2,308)       (1,035)         (118)
                                                               -------------------------------------
Net cash provided by (used in) operating activities                 863        (3,087)       (2,269)
                                                               -------------------------------------

Cash Flows from Investing Activities:
   Acquisition of businesses                                     (3,880)       (6,980)           --
   Additions to property, plant and equipment                       (61)          (82)         (150)
   Dividends received from subsidiaries                           2,793         1,569         4,354
   Other investments, net                                            --            --        (2,500)
                                                               -------------------------------------
Net cash provided by (used in) investing activities              (1,148)       (5,493)        1,704
                                                               -------------------------------------

Cash Flows from Financing Activities:
   Gross proceeds from issuance of debentures                    20,000            --            --
   Net borrowings on (repayments of) bank lines of credit       (18,465)        9,697           854
   Net proceeds from dividend reinvestment,
    employee stock purchase and stock option plans                  797           574           954
   Dividends paid                                                (1,981)       (1,646)       (1,389)
                                                               -------------------------------------
Net cash provided by financing activities                           351         8,625           419
                                                               -------------------------------------

Net increase (decrease) in cash and cash equivalents                 66            45          (146)
Cash and cash equivalents at beginning of year                      126            81           227
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $    192       $   126       $    81
----------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information of registrant.

                             SOUTHWEST WATER COMPANY
        NOTES TO SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Basis of Presentation: In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the Registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

Long-Term Debt: During 2001, the Registrant issued $20,000,000 in long-term convertible subordinate debentures. The debentures bear a fixed interest rate of 6.85% percent and mature in 2021. The Registrant had outstanding borrowings on long-term bank lines of credit of approximately $9,663,000 and $12,851,000 as of December 31, 2001 and 2000, respectively.

Contingencies: Southwest Water is the subject of litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its financial position, results of operations or cash flow.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 2001, 2000 and 1999

                                       Balance at     Provision    Recoveries/    Accounts        Balance at
                                      Beginning of    Charged to      Other      Written off        End of
                                          Year          Income                                       Year
------------------------------------------------------------------------------------------------------------
2001
Allowance for Doubtful Accounts          $1,468           236          $--            (37)          $1,667
------------------------------------------------------------------------------------------------------------

2000
Allowance for Doubtful Accounts          $1,202          $340          $50          $(124)          $1,468
------------------------------------------------------------------------------------------------------------

1999
Allowance for Doubtful Accounts          $  895          $367          $--          $ (60)          $1,202
------------------------------------------------------------------------------------------------------------

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

3.2D Amended and Restated Bylaws of Southwest Water Company dated May 18, 2001, filed herewith.

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

4.6 Stockholder's Rights Plan dated April 6, 1998 (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission April 23,
        1998).

4.7 Indenture dated as of July 20, 2001 between the Registrant and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.8 to Registrant's Form 10-Q Report for the quarter ended June 30, 2001).

4.8 Registration Statement for Southwest Water common stock for Operations Technologies, Inc., dated September 19, 2001 (incorporated by reference to Registrant's Form S-3 Registration Statement filed with the Commission on September 19, 2001).

4.9 Registration Statement for Southwest Water common stock for the Dividend Reinvestment and Stock Purchase Plan, dated September 26, 2001, (incorporated by reference to Registrant's Form S-3 Registration Statement filed with the Commission on September 26, 2001).

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

10.1D Seventeenth Amendment to the Utility Employees' Retirement Plan dated May 3, 2001, filed herewith.

10.1E Eighteenth Amendment to the Utility Employees' Retirement Plan dated October 3, 2001, filed herewith.

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

10.5 Stock Purchase Agreement and First Amendment to Stock Purchase Agreement dated August 13, 1993, between ECO, Inc., and Robert E. Hebert (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1993).

10.6 Utility Employees' 401(k) Plan dated January 7, 1994 (incorporated by reference to Exhibit 10.13 to Registrant's Form 10-K Report for the year ended December 31, 1993).

10.6A First Amendment to Utility Employees' 401(k) Plan (incorporated by reference to Exhibit 10.8A to Registrant's Form 10-K Report for the year ended December 31, 1994).

10.6B Amendment to the 401(k) Retirement Savings Plan of Southwest Water Company dated January 2, 2002, filed herewith.

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

10.8A First Amendment to the Profit Sharing 401(k) Plan for the Southwest Water Company's Related Companies (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31,
        1994).

10.9 Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit
        10.11 to Registrant's Form 10-K Report for the year ended December 31,
        1995).

10.9A Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31,
        1998).

10.10 Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two First Refusal Agreements and Call Purchase Agreements between the Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report for the year ended December 31, 1996).

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

10.11C Third Amendment to Credit Agreement dated March 9, 2001 between Registrant and Bank of America (incorporated by reference to Exhibit 10.11C to Registrant's Form 10-Q Report for the quarter ended March 31,
        2001).

10.11D Fourth Amendment to Credit Agreement dated July 13, 2001 between Registrant and Bank of America (incorporated by reference to Exhibit 10.11D to Registrant's Form 10-Q Report for the quarter ended June 30,
        2001).

10.12 Credit Agreement between Suburban Water Systems and Bank of America N.A., dated July 30, 1999 (incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K Report for the year ended December 31, 1999).

10.12A First Amendment to Credit Agreement dated March 8, 2000 between Suburban Water Systems and Bank of America, N.A., filed herewith.

10.12B Second Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Bank of America, N.A. (incorporated by reference to Exhibit 10.12B to Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

10.12C Third Amendment to Credit Agreement dated July 13, 2001 between Suburban Water Systems and Bank of America, N.A. (incorporated by reference to
        Exhibit 10.12C to Registrant's Form 10-Q Report for the quarter ended June 30, 2001).

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

10.13E Fifth Amendment to the Amended and Restated Credit Agreement dated March 9, 2001 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13E to Registrant's Form 10-Q Report for the quarter ended March 31, 2001).

10.13F Sixth Amendment to the Amended and Restated Credit Agreement dated July 13, 2001 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13F to Registrant's Form 10-Q Report for the quarter ended June 30, 2001).

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

10.14C Third Amendment to Credit Agreement dated July 19, 2000 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to
        Exhibit 10.14C to Registrant's Form 10-Q Report for the quarter ended June 30, 2000).

10.14D Fourth Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14D to Registrant's Form 10-Q Report for the quarter ended September 30, 2000).

10.14E Fifth Amendment to Credit Agreement dated July 13, 2001 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to
        Exhibit 10.14E to Registrant's Form 10-Q Report for the quarter ended June 30, 2001).

10.15 Business Loan Agreement dated December 10, 1997 between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A. (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K Report for the year ended December 31, 1998).

10.15A Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N. A. dated April 10, 1999 (incorporated by reference to Exhibit 10.15A to Registrant's Form 10-Q Report for the quarter ended September 30, 1999).

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

10.20 Merger Agreement and Plan of Reorganization among Registrant, SW Utility Company, RTNT, Inc., Hornsby Bend Utility Company, Inverness Utility Company, Windermere Utility Company, Inc., HB Merger Sub, Inc. and IU Merger Sub, Inc. dated October 1, 2000 (incorporated by reference to
        Exhibit 10.19 to Registrant's Form 10-K Report for the year ended December 31, 2000).

10.21 Agreement and Plan of Merger between Registrant and OPT Acquisition Subsidiary, Inc., Operations Technologies, Inc., Operations Technologies Shareholder Trust and Robert W. Monette, dated August 31, 2001, (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission on September 19, 2001).

21.1    Listing of Registrant's subsidiaries.

23.1    Consent of KPMG LLP.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY

By:        /s/ Anton C. Garnier
           --------------------
           ANTON C. GARNIER
           President and Chief Executive Officer
           (Principal Executive Officer)
           March 25, 2002

By:        /s/ Peter J. Moerbeek
           ---------------------
           PETER J. MOERBEEK
           Chief Financial Officer
           (Principal Financial Officer)
           March 25, 2002

By:        /s/ Thomas C. Tekulve
           ---------------------
           THOMAS C. TEKULVE
           Vice President Finance
           (Principal Accounting Officer)
           March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ H. Frederick Christie                               /s/ Maureen A. Kindel
-------------------------                               ---------------------
H. FREDERICK CHRISTIE                                   MAUREEN A. KINDEL
Director                                                Director
March 25, 2002                                          March 25, 2002


/s/ Anton C. Garnier                                    /s/ Peter J. Moerbeek
--------------------                                    ---------------------
ANTON C. GARNIER                                        PETER J. MOERBEEK
Director                                                Director
March 25, 2002                                          March 25, 2002


/s/ Linda Griego                                        /s/ Richard G. Newman
----------------                                        ---------------------
LINDA GRIEGO                                            RICHARD G. NEWMAN
Director                                                Director
March 25, 2002                                          March 25, 2002


/s/ Donovan D. Huennekens
-------------------------
DONOVAN D. HUENNEKENS
Director
March 25, 2002