Form 10-Q
period 2002-03-31
SOUTHWEST WATER CO
filed 2002-05-13
CIK 92472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 8, 2002, there were 9,255,235 common shares outstanding.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES

                                      INDEX

Part I.    Financial Information:                                      Page No.
-------    ----------------------                                      --------

Item 1.    Financial Statements:

           Condensed Consolidated Statements of Income -
           Three Months Ended March 31, 2002 and 2001                         1

           Condensed Consolidated Balance Sheets -
           As of March 31, 2002 and December 31, 2001                         2

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2002 and 2001                         3

           Notes to Condensed Consolidated Financial Statements               4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        11

Part II.   Other Information:
--------   ------------------
Item 1.    Legal Proceedings                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 6.    Exhibits and Reports on Form 8-K                                  12

           Signatures                                                        13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    Southwest Water Company and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
----------------------------------------------------------------------------------------------------------
                                                                                2002             2001
----------------------------------------------------------------------------------------------------------
                                                                                   (in thousands,
                                                                               except per share data)
Operating Revenues                                                          $     28,168     $     23,215
Operating Expenses:
Direct operating expenses                                                         21,618           17,760
Selling, general and administrative expenses                                       4,404            3,579
----------------------------------------------------------------------------------------------------------
                                                                                  26,022           21,339
----------------------------------------------------------------------------------------------------------

Operating Income                                                                   2,146            1,876
Other Income (Expense):
Interest expense                                                                  (1,156)            (992)
Interest income                                                                       20               19
Other (Note 4)                                                                       980              (40)
----------------------------------------------------------------------------------------------------------
                                                                                    (156)          (1,013)
----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                         1,990              863
Provision for Income Taxes                                                           696              328
----------------------------------------------------------------------------------------------------------
Net Income                                                                         1,294              535
Dividends on Preferred Shares                                                          7                7
----------------------------------------------------------------------------------------------------------
Net Income Available for Common Shares                                      $      1,287     $        528
==========================================================================================================

Earnings per Common Share (Note 3):
     Basic                                                                  $       0.14     $       0.06
     Diluted                                                                $       0.13     $       0.06
----------------------------------------------------------------------------------------------------------

Cash Dividends per Common Share                                             $      0.056     $      0.056
==========================================================================================================
Weighted Average Outstanding Common Shares (Note 3)
     Basic                                                                         9,199            8,996
     Diluted                                                                       9,758            9,431
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                    Southwest Water Company and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,       December 31,
                                                                               2002              2001
----------------------------------------------------------------------------------------------------------
ASSETS                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Current Assets:
Cash and cash equivalents                                                   $        701     $        789
Customers accounts receivable                                                     14,201           21,443
Other current assets                                                              10,531            8,939
----------------------------------------------------------------------------------------------------------
                                                                                  25,433           31,171
Property, Plant and Equipment:
Utility group property, plant and equipment--at cost                             224,205          218,696
Services group operations property, plant and equipment--at cost                  15,103           14,317
----------------------------------------------------------------------------------------------------------
                                                                                 239,308          233,013
Less accumulated depreciation and amortization                                    63,564           61,889
----------------------------------------------------------------------------------------------------------
                                                                                 175,744          171,124
Other Assets                                                                      22,401           22,891
----------------------------------------------------------------------------------------------------------
                                                                            $    223,578     $    225,186
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Current Liabilities:
Current portion of long-term debt and lines of credit                       $      6,099     $      5,029
Accounts payable                                                                   4,485            6,211
Other current liabilities                                                         14,886           15,127
----------------------------------------------------------------------------------------------------------
                                                                                  25,470           26,367
Other Liabilities and Deferred Credits:
Long-term debt                                                                    42,145           44,200
Lines of credit                                                                   11,179           13,863
Advances for construction                                                          7,634            7,482
Contributions in aid of construction                                              56,047           53,619
Deferred income taxes                                                              8,460            8,354
Other liabilities and deferred credits                                            16,763           16,346
----------------------------------------------------------------------------------------------------------
Total Liabilities and Deferred Credits                                           167,698          170,231

Stockholders' Equity:
Cumulative preferred stock                                                           513              513
Common stock                                                                          92               92
Paid-in capital                                                                   37,815           37,663
Retained earnings                                                                 17,460           16,687
----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        55,880           54,955
----------------------------------------------------------------------------------------------------------
                                                                            $    223,578     $    225,186
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                    Southwest Water Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
---------------------------------------------------------------------------------------------------------
                                                                            2002                    2001
---------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Cash Flows From Operating Activities:
Net income                                                          $      2,274           $         535
Adjustments to reconcile net income to
     net cash provided by operating activities                             2,063                     651
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  4,337                   1,186
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to property, plant and equipment                                (3,522)                 (3,432)
Proceeds from sale of land                                                   165                       -
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (3,357)                 (3,432)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net (repayments) borrowings on bank notes payable                         (1,614)                  1,943
Contributions in aid of construction and advances for
     construction                                                          1,044                     587
Net proceeds from dividend reinvestment plan,
     employee stock purchase and stock option plans                          152                     198
Dividends paid                                                              (521)                   (485)
Repayments on advances for construction                                      (74)                   (133)
Redemption of long-term debentures                                           (55)                      -
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (1,068)                  2,110
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (88)                   (136)
Cash and cash equivalents at beginning of period                             789                   1,379
=========================================================================================================
Cash and cash equivalents at end of period                          $        701           $       1,243
=========================================================================================================

=========================================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                       $      1,326           $         906
     Income taxes                                                   $        263           $          20
Depreciation and amortization                                       $      1,733           $       1,643
Non-cash contributions in aid of construction
     conveyed to Company by developers                              $      2,540           $         423
---------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                    SOUTHWEST WATER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1. Southwest Water Company (Southwest Water, the Company, or "we", "us" or "our") was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water is a publicly traded holding company. All of our business operations are conducted through our subsidiaries which provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services and utility submetering. We serve more than 1.5 million people in 29 states nationwide. Our business is segmented into a utility group and a services group.

     In our utility group, we own and operate rate-regulated public water and wastewater utilities. State regulatory agencies oversee the operations of our utilities and establish the rates that we can charge for our services. Our utility group operations are performed by four subsidiaries: Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Hornsby Bend Utility Company (Hornsby), which are wholly owned, and Windermere Utility Company (Windermere), of which we own 80%.

     In our services group, we own contract service businesses. Through our wholly owned subsidiary, ECO Resources, Inc. (ECO), we operate and manage water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. We also own a 90% interest in Operations Technologies, Inc. (OpTech), a provider of contract water, wastewater and public works services in the southeastern United States. Nationwide, we provide utility submetering and billing and collection services through our 85%-owned (see Note 7) subsidiary, Master Tek International, Inc. (Master Tek). Our service group companies may be subject to regulatory oversight; however, the pricing of our services is not subject to regulation.

2. Certain information and footnote disclosures normally included in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Our condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the 2001 Annual Report). We are not aware of any new accounting standards that would have an adverse material impact on our financial position, results of operations or cash flows.

     The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of March 31, 2002, and our results of operations for the three months ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

3. We record earnings per share (EPS) by computing "basic EPS" and "diluted EPS" in accordance with US GAAP. "Basic EPS" measures our performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. "Diluted EPS" measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares. On September 25, 2001, our Board of Directors declared a five percent stock dividend, payable on October 22, 2001 to stockholders of record on October 1, 2001. Per share amounts and shares outstanding reflect this dividend.

4. As fully described in the 2001 Annual Report, prior to December 30, 1999, Southwest Water had a non-contributory defined benefit pension plan (the Pension Plan) for employees of Southwest Water, Suburban and NMUI. On August 5, 1999, our Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In January 2002, the net assets of the Pension Plan were distributed to plan participants as outlined by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of approximately $14,400,000 to satisfy the pension benefit obligation and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1,200,000. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a termination gain of approximately $980,000 in the first quarter of 2002.

5. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is assessed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. SFAS No. 142 requires that goodwill incurred subsequent to June 30, 2001 not be amortized over a fixed period, but rather that it be periodically assessed for impairment.

     SFAS No. 142 also requires that we provide the following information concerning prior goodwill amortization and the impact of prior goodwill amortization on basic and diluted EPS.

                                                           For the Three Months Ended March 31,

                                                             2002        2001           2000
     =========================================================================================

     Reported net income (thousands)                       $ 1,294     $   535        $   430
     Add back: Prior goodwill amortization                       -          53             28
                                                           ----------------------------------
     Adjusted net income                                   $ 1,294     $   588        $   458
                                                           ==================================

     Basic earnings per share:
     Reported EPS                                          $  0.14     $  0.06        $  0.05
     Add back: Prior goodwill amortization                       -           -              -
                                                           ----------------------------------
     Adjusted EPS                                          $  0.14     $  0.06        $  0.05
                                                           ==================================

     Diluted earnings per share:
     Reported EPS                                          $  0.13     $  0.06        $  0.04
     Add back: Prior goodwill amortization                       -           -              -
                                                           ----------------------------------
     Adjusted EPS                                          $  0.13     $  0.06        $  0.04
                                                           ==================================

    =========================================================================================

6. Effective January 2002, we were subject to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable. SFAS No. 144 further clarifies the methods of accounting for assets that are disposed of. We regularly review assets for impairment. The implementation of SFAS No. 144 did not result in any material adverse effect on our results of operations or financial condition. SFAS No. 144 does not apply to goodwill impairment which is accounted for under SFAS No. 142 as described in Note 5.

7. Through March 31, 2002, we owned 80% of Master Tek. Under the terms of our purchase agreement for Master Tek, the minority owner of Master Tek has the option to require us to purchase his minority interest in increments. The minority owner exercised this option to sell us 5% of Master Tek stock for which we paid $1,000,000 in April 2002, at which point our ownership percentage increased to 85%.

8. We have two reportable segments as defined under the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have not changed the basis of segmentation or the basis of measurement of segment profit or loss from the information reported in our 2001 Annual Report.

     The following table sets forth the disclosures about Southwest Water's reportable segments as required by SFAS No. 131.

     ================================================================================================================
                                                                                                           Total
                                               Services      Utility     Total Segment                 Consolidated
                                                Group         Group       Information       Other       Information
     ----------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
     Three Months Ended March 31, 2002
     ---------------------------------
     Revenues from external customers         $ 17,177     $  10,991       $  28,168      $      -      $  28,168
     Segment operating profit                      496         2,678           3,171        (1,028)         2,146

     As of March 31, 2002
     --------------------
     Segment assets                             42,545       176,681         219,226         4,352        223,578

     Three Months Ended March 31, 2001
     ---------------------------------
     Revenues from external customers         $ 13,826     $   9,389       $  23,215      $      -      $  23,215
     Segment operating profit                      698         2,255           2,953        (1,077)         1,876

     As of March 31, 2001
     --------------------
     Segment assets                             33,252       165,496         198,748         2,157        200,905

     ===============================================================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Our liquidity, capital resources and cash flows are influenced primarily by capital expenditures at our utility group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. As fully described in our 2001 Annual Report, ECO financed and built a reverse osmosis water treatment plant, which began operating in 2001. In connection with this project, at December 31, 2001, ECO had recorded a receivable in the amount of approximately $6,600,000 for the work done. Payment for the full amount was received in January 2002.

     As of March 31, 2002, we had cash and cash-equivalent balances totaling $701,000 and aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. Two of the lines of credit expire in July 2003. The remaining $4,000,000 line, with a balance of approximately $3,200,000 as of March 31, 2002, was renewed in April 2002 and now expires in April 2004. As of March 31, 2002, we had $14,379,000 outstanding on these lines of credit. During the first quarter of 2002, our outstanding line of credit borrowings decreased by $1,614,000. We paid down our lines of credit primarily with the proceeds from the outstanding receivable from ECO. We also used the proceeds to pay in full our NMUI Series A First Mortgage Bonds in the amount of $2,000,000, and we purchased certain utility property.

     Under the terms of our purchase agreement for Master Tek, the minority owner of Master Tek has the option to require us to purchase his minority interest in increments. The minority owner exercised this option to sell us 5% of Master Tek stock for which we paid $1,000,000 in April 2002.

     We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. As of March 31, 2002, we were in compliance with all applicable covenants of each of the line of credit agreements. As of March 31, 2002, we were also in compliance with all restrictions under the indenture for our convertible subordinate debentures.

     In addition to our lines of credit, we have existing borrowing capacity under our First Mortgage Bond Indentures of approximately $58,000,000 as of March 31, 2002. However, our additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at March 31, 2002 to an amount no greater than the remaining unused credit line amount. Additional borrowing outside our lines of credit requires bank approval.

     During the first quarter of 2002, our additions to property, plant and equipment were $6,062,000, representing an increase of $2,207,000 over 2001. The increase was due primarily to the addition of utility plant by our utility group, including new well and transmission lines at NMUI and the construction of a lift station and forced main, and an elevated storage tank at Windermere. In addition, ECO completed expansion of an office building in Austin, Texas. Developers made contributions in aid of construction (CIAC), Living Unit Equivalent (LUE) fees and advances totaling $3,584,000 during the first quarter of 2002, of which $1,044,000 was received in cash and $2,540,000 was received as non-cash contributions of property. Company-financed capital additions were $2,478,000, funded primarily by cash flow from operations and borrowing on the lines of credit. We estimate that our total capital additions in 2002 will be approximately $14,000,000, primarily for utility plant, and that our cash flows from operations, borrowings on our lines of credit and CIAC will fund these additions.

     We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit, our capital spending or acquisitions would be reduced or delayed until new financing arrangements were secured. Such financing arrangements could include seeking debt or equity financing through a private placement or a public offering. Similarly, if additional cash were needed to fund an acquisition, financing arrangements could include long-term borrowing or equity financing.

     Critical Accounting Policies

     We consider certain accounting policies critical in preparing our consolidated financial statements. These include, but are not limited to: recognition of revenues, impairment of goodwill, and utility accounting. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the consolidated financial statements, as well as amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our 2001 Annual Report includes a detailed description of both our critical and significant accounting policies.

     Regulatory Affairs

     The California Public Utilities Commission (CPUC), the New Mexico Public Regulation Commission (NMPRC) and the Texas Natural Resources Conservation Commission (TNRCC) regulate the rates and operations of Suburban, NMUI and Windermere and Hornsby, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity.

     Under current CPUC practices, customer water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include step increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. In recent years, Suburban succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. At the direction of the CPUC, Suburban filed a rate application on April 2, 2002. This application is expected to take approximately one year to process. Southwest Water and Suburban are unable to predict the outcome of this rate proceeding at this time.

     Prior to December 1, 2001, the CPUC permitted Suburban (and other regulated utilities) to record the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of December 1, 2001. In place of the balancing account, Suburban will track the difference between actual and CPUC-adopted water production costs in current operations. Such costs will be accumulated in a memorandum account and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. We believe that at the conclusion of the current general rate hearing Suburban will be able to recover approximately $2,300,000 that was in the balancing account as of March 31, 2002. However, we cannot assure you of such recovery. Suburban believes that the changed CPUC rules will likely result in greater fluctuations in earnings beginning in 2002.

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

     Our services group business pricing is not subject to regulation by any public regulatory commissions. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Our operations and maintenance contracts are generally longer-term water and wastewater service contracts, primarily with cities, and may include inflation adjustments. Most contracts with management companies and owners of apartment or condominium communities are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

     Weather and Seasonality Considerations

     Our regulated water utility operations are seasonal. Therefore, the results of operations for one quarter do not indicate results to be expected in another quarter. Rainfall and weather conditions affect our utility group operations, with significant water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water supply. Drought conditions may also result in increased water costs to us and adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit to our utility operations.

     Our services group operations can also be seasonal in nature. For example, heavy rainfall limits our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions can result in additional labor and material costs to us that may not necessarily be recoverable from the various cities under operations and maintenance contracts with us.

     Environmental Affairs

     Operations of Suburban, NMUI and Windermere and Hornsby fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. Our utility group operations are also subject to water and wastewater pollution standards and water and wastewater quality regulations of the EPA and various state health regulatory agencies. Both the EPA and state health regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Although our utilities meet the current 50 parts per billion standard, NMUI does not meet the newly adopted arsenic standard. Under current rules, the new standard must be completely met by 2006. NMUI anticipates that significant capital expenditures will be required in order to comply with the new standard. We believe that future incremental costs of complying with government regulations, including any capital expenditures, will be recoverable through increased rates and contract operations revenues. However, we cannot assure you that recovery of such costs will be allowed. To date, we have not experienced any material adverse effects upon our financial position, results of operations or cash flows resulting from compliance with government regulations.

     As contract operators, ECO and OpTech do not own any of the water sources or utility facilities that they operate for their clients. Although not the owners, ECO and OpTech are responsible for operating these water and wastewater facilities in compliance with all federal, state and local health standards and regulations.

     Master Tek is a utility submetering, billing and collection services company and does not own or operate any water nor any production or treatment facilities.

     Results of Operations

     Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Diluted EPS was $0.13 for the first three months of 2002 compared to diluted EPS of $0.06 in 2001 (after adjustment for a 5% stock dividend on October 1, 2001). The $0.13 in 2002 includes a one-time gain on the termination and settlement of our pension plan obligation (pension termination) which was recorded in March 2002. Total diluted EPS, excluding the gain on pension termination, was $0.07, which represents an increase of 17% over the 2001 first quarter.

     Operating revenues

     Operating revenues for the first three months of 2002 increased $4,953,000, or 21%, compared to 2001. Services group revenues increased $3,351,000, or 24%, due primarily to the acquisition of OpTech in August 2001. Utility group revenues increased $1,602,000, or 17%, as a result of increased water usage at Suburban because of a warm, dry winter and the effect of a rate increase at Windermere.

     Operating income

     Operating income for the first three months of 2002 increased $270,000, or 14%, compared to 2001 and, as a percentage of operating revenues, was 8% in both 2002 and 2001. Services group operating income decreased $202,000. During the first quarter of 2001, ECO had the benefit of a one-time construction project of a large water treatment plant in El Paso, Texas, and recognized the related revenue and operating income. There was no comparable project in 2002. The decrease in operating income was partially offset by the acquisition of OpTech in August 2001. Operating income at the utilities increased $423,000, due primarily to increased water consumption at Suburban because of unseasonably dry, warm winter weather and the effect of a rate increase at Windermere. Parent company expenses decreased $49,000.

     Direct operating expenses

     During the first three months of 2002, direct operating expenses increased $3,858,000, or 22%, compared to 2001. As a percentage of operating revenues, these expenses were 77% in 2002 and 2001. Services group direct operating expenses increased $2,828,000, due primarily to the acquisition of OpTech in August 2001. Utility group direct operating expenses increased $1,030,000, primarily in California, as a result of energy costs and other water-volume-related expenses at Suburban in connection with the increased demand for water in the first quarter of 2002.

     Selling, general and administrative expenses

     Selling, general and administrative expenses in the first three months of 2002 increased by $825,000, or 23%, compared to 2001. As a percentage of operating revenues, these expenses were 15.6% in 2002 and 15% in 2001. General and administrative expenses of our services group increased $730,000 due primarily to the acquisition of OpTech in August 2001. General and administrative expenses of the utility group increased $144,000, primarily as a result of depreciation, insurance and payroll expense. General and administrative expenses of the parent company decreased $49,000.

     Interest and other

     Total interest expense increased $164,000 during the first three months of 2002 compared to 2001. The increase reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001. This increase was offset by decreases in the interest expense on our lines of credit because we paid down a portion of our line of credit borrowing with the proceeds from the debentures. Our interest expense on the lines of credit also decreased due to generally lower interest rates in the first quarter of 2002 compared to 2001.

     Other income increased $857,000. In March 2002, we recognized a $980,000 one-time gain from the termination and settlement of the pension plan obligation as fully described in Note 4.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

    We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water's interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense paid on the line of credit borrowings, which is determined based upon an agreed rate with the banks. Contractually, the highest interest rates charged on the lines of credit cannot exceed the banks' prime rate minus one-quarter percent.

    Southwest Water is using the favorable low interest rates in the current market. In part to mitigate future market interest rate risk, we completed a $20,000,000, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down our variable rate indebtedness. Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into common stock of Southwest Water and, at a certain EPS level, our debentures will become dilutive in computing our earnings per share.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station operated by ECO. In 2001, a settlement was reached with two of the plaintiffs and a third suit is nearing settlement. ECO has been defended and indemnified by its insurance carrier and was required to pay a $10,000 deductible on settlement of the claims. The remaining lawsuit is pending at this date. Southwest Water and ECO continue to vigorously defend against the claims. At this time, we do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

    Southwest Water and Suburban have been named as defendants in several lawsuits alleging water contamination in the San Gabriel Valley Main Basin. Defendants include Southwest Water, Suburban and others. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. The plaintiffs may sue and collect damages from Suburban and other regulated water companies only if they prove that water delivered did not meet CPUC water quality standards. Suburban believes that it has complied with CPUC water quality standards. The Court directed that the cases be sent to the trial court for further proceedings. The plaintiffs have filed new briefs and a hearing is scheduled for late May 2002. We now have ten pending cases and we have received notice of the filing of an eleventh case, which has not yet been served. Southwest Water and Suburban have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

    In 1998, the city of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. In September 2000, the Albuquerque City Council voted to withdraw the condemnation proceeding. In September 2001, we received a formal withdrawal of the lawsuit and Albuquerque has paid us approximately $115,000 to cover the majority of the costs incurred as a result of the condemnation proceedings. NMUI will attempt to recover the balance of these costs of approximately $94,000 however, we cannot assure you that NMUI will be successful in recovering such costs.

    Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits furnished pursuant to Item 601 of Regulation S-K:

    None.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        SOUTHWEST WATER COMPANY
                                        -----------------------
                                        (Registrant)


Dated: May 13, 2002                     /s/ PETER J. MOERBEEK
-------------------                     ---------------------
                                        Peter J. Moerbeek
                                        Chief Financial Officer

Dated: May 13, 2002                     /s/THOMAS C. TEKULVE
-------------------                     ---------------------
                                        Thomas C. Tekulve
                                        Chief Accounting Officer