Form 10-Q/A
period 2002-03-31
SOUTHWEST WATER CO
filed 2002-05-15
CIK 92472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                Explanatory Note

     This amendment on Form 10-Q/A of Southwest Water Company and Subsidiaries amends the Condensed Consolidated Statements of Cash Flows of its Quarterly Report on Form 10-Q for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 13, 2002, but is not intended to update any other information presented in the report on Form 10-Q as originally filed. The amendment corrects an inadvertent misclassification between "Net income" and "Adjustments to reconcile net income to net cash provided by operating activities" on the Condensed Consolidated Statements of Cash Flows.


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

                    Southwest Water Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
---------------------------------------------------------------------------------------------------------
                                                                            2002                    2001
---------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Cash Flows From Operating Activities:
Net income                                                          $      1,294           $         535
Adjustments to reconcile net income to
     net cash provided by operating activities                             3,043                     651
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  4,337                   1,186
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to property, plant and equipment                                (3,522)                 (3,432)
Proceeds from sale of land                                                   165                       -
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (3,357)                 (3,432)
---------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net (repayments) borrowings on bank notes payable                         (1,614)                  1,943
Contributions in aid of construction and advances for
     construction                                                          1,044                     587
Net proceeds from dividend reinvestment plan,
     employee stock purchase and stock option plans                          152                     198
Dividends paid                                                              (521)                   (485)
Repayments on advances for construction                                      (74)                   (133)
Redemption of long-term debentures                                           (55)                      -
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (1,068)                  2,110
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (88)                   (136)
Cash and cash equivalents at beginning of period                             789                   1,379
=========================================================================================================
Cash and cash equivalents at end of period                          $        701           $       1,243
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