Form 10-Q
period 2002-06-30
SOUTHWEST WATER CO
filed 2002-07-31
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-8176

Southwest Water Company
(Exact name of registrant as specified in its charter)

Delaware	95-1840947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 North Barranca Avenue, Suite 200
West Covina, California	91791-1605
(Address of principal executive offices)	(Zip Code)

(626) 915-1551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 26, 2002, there were 9,278,754 common shares outstanding.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands except per share data)		(in thousands except per share data)
Operating Revenues	$32,746	$27,838	$60,914	$51,053

Operating Expenses:
Direct operating expenses	24,752	20,787	46,370	38,547
Selling, general and administrative expenses	5,845	4,109	10,249	7,688

	30,597	24,896	56,619	46,235

Operating Income	2,149	2,942	4,295	4,818

Other Income (Expense):
Interest expense	(1,063)	(795)	(2,219)	(1,787)
Interest income	12	13	32	32
Water related cost reimbursement (Note 4)	1,616	—	1,616	—
Other (Note 6)	164	563	1,144	523

	729	(219)	573	(1,232)

Income Before Income Taxes	2,878	2,723	4,868	3,586
Provision for Income Taxes	1,008	1,035	1,704	1,363

Net Income	1,870	1,688	3,164	2,223
Dividends on Preferred Shares	7	7	14	14

Net Income Available for Common Shares	$1,863	$1,681	$3,150	$2,209

Earnings per Common Share (Note 3):
Basic	$0.20	$0.19	$0.34	$0.25
Diluted	$0.19	$0.18	$0.32	$0.23

Cash Dividends per Common Share (Note 3)	$0.06	$0.06	$0.11	$0.11

Weighted Average Outstanding Common Shares (Note 3):
Basic	9,257	9,041	9,230	9,004
Diluted	9,962	9,472	9,863	9,437

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$798	$789
Customers’ accounts receivable, net	15,918	21,443
Other current assets	12,491	8,939

	29,207	31,171

Property, Plant and Equipment:
Utility group property, plant and equipment—at cost	228,266	218,696
Services group property, plant and equipment—at cost	14,325	14,317

	242,591	233,013
Less accumulated depreciation and amortization	64,721	61,889

	177,870	171,124
Other Assets	25,130	22,891

	$232,207	$225,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and bank lines of credit	$1,426	$5,029
Accounts payable	3,692	6,211
Other current liabilities	17,139	15,127

	22,257	26,367

Long-Term Liabilities:
Long-term debt	43,991	44,200
Bank lines of credit	14,244	13,863
Advances for construction	7,999	7,482

	66,234	65,545

Deferred Credits:
Contributions in aid of construction	61,073	53,619
Deferred income taxes	8,990	8,354
Other liabilities and deferred credits	15,986	16,346

Total Liabilities and Deferred Credits:	174,540	170,231

Stockholders’ Equity:
Preferred stock	513	513
Common stock	93	92
Paid-in capital	38,398	37,663
Retained earnings	18,663	16,687

Total Stockholders’ Equity	57,667	54,955

	$232,207	$225,186

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2002	2001
	(in thousands)
Cash Flows From Operating Activities:
Net income	$3,164	$2,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities	3,664	(645)

Net cash provided by operating activities	6,828	1,578

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(9,142)	(8,539)
Other investments, net	(835)	—

Net cash used in investing activities	(9,977)	(8,539)

Cash Flows From Financing Activities:
Contributions in aid of construction and advances for construction	7,728	1,914
Net proceeds from dividends reinvestment plan, employee stock purchase plan and stock options plan	581	481
Repayment of long-term debt	(2,209)	—
Net borrowing (repayment) on bank lines of credit	(1,748)	4,913
Dividends paid	(1,043)	(970)
Repayments on advance contracts, net of additions	(151)	(184)

Net cash provided by financing activities	3,158	6,154

Net increase (decrease) in cash and cash equivalents	9	(807)
Cash and cash equivalents at beginning of period	789	1,379

Cash and cash equivalents at end of period	$798	$572

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,544	$1,690
Income taxes	$288	$40
Depreciation and amortization	$3,563	$2,981
Non-cash contributions in aid of construction	$1,655	$775

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1.    Southwest Water Company (Southwest Water, the Company, or “we”, “us” or “our”) was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water is a publicly traded holding company. All of our business operations are conducted through our subsidiaries which provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services and utility submetering. We serve more than 1.5 million people in 29 states nationwide. Our business is segmented into a Utility Group and a Services Group.

In our Utility Group, we own and operate rate-regulated public water and wastewater utilities. State regulatory agencies oversee the operations of our utilities and establish the rates that we can charge for our water delivery and wastewater services. Our Utility Group operations are performed by four subsidiaries: Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI) and Hornsby Bend Utility Company (Hornsby), which are wholly owned, and Windermere Utility Company (Windermere), of which we own 80%.

Our Services Group consists of contract service businesses. Through our wholly owned subsidiary, ECO Resources, Inc. (ECO), we operate and manage water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. We also own a 90% interest in Operations Technologies, Inc. (OpTech), a provider of contract water, wastewater and public works services in the southeastern United States. Nationwide, we provide utility submetering and billing and collection services through our 85%-owned subsidiary, Master Tek International, Inc. (Master Tek). Our Service Group companies may be subject to regulatory oversight; however, the pricing of our services is not subject to regulation.

2.    Certain information and footnote disclosures normally included in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Our condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the 2001 Annual Report). We are not aware of any new accounting standards that would have a material adverse impact on our financial position, results of operations or cash flows.

The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of June 30, 2002 and 2001, and our results of operations and cash flows for the periods ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Unaudited)

3.    We record earnings per share (EPS) by computing “basic EPS” and “diluted EPS” in accordance with US GAAP. Basic EPS measures our performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares. On September 25, 2001, our Board of Directors declared a five percent stock dividend, payable on October 22, 2001 to stockholders of record on October 1, 2001. All per share amounts and numbers of shares outstanding reflect this dividend.

4.    As discussed in our 2001 Annual Report, Suburban’s water supply has been affected by the presence of certain groundwater contaminants, consisting of chemicals disposed of by various industrial companies. The contamination necessitated the shut-down of a number of Suburban’s wells, and Suburban has had to purchase water at a cost substantially higher than the cost of water pumped from Suburban’s own wells. At the end of the first quarter of 2002, a settlement was reached among some of the alleged polluters and a number of water companies, including Suburban. As part of the settlement, in the second quarter of 2002, Suburban accrued income of approximately $1,616,000, primarily representing reimbursement of certain water and energy costs incurred in prior years. Beginning in 2002, Suburban has and will continue to receive payments from this settlement for the incremental cost of acquiring water rather than pumping from Suburban’s shut down wells. Suburban will bill and collect this reimbursement each month and the amounts will be recorded as offsets against water costs included in direct operating expenses. In addition, the settlement provides Suburban with capital contributions to construct additional interconnections with other water purveyors. Finally, funds from the settlement will be used to develop long-term solutions which will potentially enable Suburban to use its own less costly groundwater supplies at some future date.

5.    During the first six months of 2002, we recorded approximately $830,000 of marketing and new business development expenses incurred primarily in the second quarter associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, expenses related to a potential major new contract in Florida, and expenses related to a possible acquisition. Although we continue to pursue these opportunities and believe they may ultimately be completed, some notable uncertainties arose during the second quarter as to the successful negotiation of these developmental efforts.

6.    As discussed in the 2001 Annual Report, Southwest Water terminated a non-contributory defined benefit plan (the Pension Plan) as of December 30, 1999. In January 2002, the net assets of the Pension Plan were distributed to plan participants as outlined by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of approximately $14,400,000 to satisfy the pension benefit obligation and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1,200,000. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a pre-tax termination gain of approximately $980,000 in the first quarter of 2002.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Unaudited)

7.    Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill incurred after June 30, 2001 is no longer subject to amortization over its estimated useful life. Instead, goodwill is reviewed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test.

The following table provides information about prior goodwill amortization and its impact on basic and diluted EPS.

	For the Six Months Ended June 30,
	2002	2001	2000
Reported net income (thousands)	$3,164	$2,224	$1,933
Add back: Prior goodwill amortization(1)	—	66	35

Adjusted net income	$3,164	$2,158	$1,898

Basic earnings per share:
Reported EPS	$0.34	$0.25	$0.23
Add back: Prior goodwill amortization(1)	—	—	—

Adjusted EPS	$0.34	$0.25	$0.23

Diluted earnings per share:
Reported EPS	$0.32	$0.23	$0.22
Add back: Prior goodwill amortization(1)	—	—	—

Adjusted EPS	$0.32	$0.23	$0.22

(1)	Net of income taxes.

8.    Effective January 2002, we were subject to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable. SFAS No. 144 further clarifies the methods of accounting for assets that are disposed of. We regularly review assets for impairment. The implementation of SFAS No. 144 did not have any effect on our results of operations or financial condition. SFAS No. 144 does not apply to goodwill impairment which is accounted for under SFAS No. 142, as described in Note 7.

9.    From April 3, 2000 through March 31, 2002, we owned 80% of Master Tek. Under the terms of our purchase agreement, the minority owner of Master Tek may require us to purchase his minority interest in increments not to exceed $1,000,000 per year over four years. In April 2002 we paid $1,000,000 to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, and we may be required to purchase the remaining minority interest over the next three years.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2002
(Unaudited)

10.    We have two reportable segments as defined under the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have not changed the basis of segmentation nor the basis of measurement of segment profit or loss from the information reported in our 2001 Annual Report.

The following table sets forth the disclosures about Southwest Water’s reportable segments as required by SFAS No. 131.

	Services Group	Utility Group	Total Segment Information	Other	Consolidated
	(in thousands)
Six Months Ended June 30, 2002
Revenues from external customers	$36,366	$24,548	$60,914	$—	$60,914
Segment operating profit	1,007	6,517	7,524	(3,229)	4,295

As of June 30, 2002
Segment assets	43,061	184,768	227,829	4,378	232,207

Six Months Ended June 30, 2001
Revenues from external customers	$29,207	$21,846	$51,053	$—	$51,053
Segment operating profit	868	6,039	6,907	(2,089)	4,818

As of June 30, 2001
Segment assets	35,159	170,298	205,457	2,595	208,052

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our liquidity, capital resources and cash flows are influenced primarily by capital expenditures at our utility group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are used for debt service and are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts. As discussed in Note 4, during the second quarter of 2002, Suburban accrued income of approximately $1,616,000 for water-quality- related expenses incurred in prior years.

Under the terms of our purchase agreement for Master Tek, the minority owner of Master Tek has the option to require us to purchase his minority interest in increments not to exceed $1,000,000 per year over four years. The minority owner exercised this option to sell us 5% of Master Tek stock for which we paid $1,000,000 in April 2002. Under the terms of the OpTech purchase agreement, we have the right to acquire the remaining 10% of OpTech after a period of five years based on a formula relating to the profitability of OpTech. After two years, the minority shareholder of OpTech has the option to sell the remaining 10% of OpTech to us using the same formula which has a minimum threshold of $1,000,000.

As described in our 2001 Annual Report, ECO financed and built a reverse osmosis water treatment plant, which began operating in 2001. In connection with this project, at December 31, 2001, ECO had recorded a receivable in the amount of approximately $6,600,000 for the work done. Payment for the full amount was received in January 2002.

As of June 30, 2002, we had cash and cash-equivalent balances totaling $798,000 and aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. Two of the lines of credit expire in July 2003. The remaining $4,000,000 line, with a balance of approximately $2,400,000 as of June 30, 2002, was renewed in April 2002 and now expires in April 2004. As of June 30, 2002, we had $14,244,000 outstanding on these lines of credit. During the first six months of 2002, our outstanding line of credit borrowing decreased by $1,748,000. We paid down our lines of credit primarily with the cash received as payment for the reverse osmosis plant, and from payment received for Suburban’s water-quality-related reimbursement. We also paid in full our NMUI Series A First Mortgage Bonds in the amount of $2,000,000, and we purchased certain utility property.

We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. As of June 30, 2002, we were in compliance with all applicable covenants of each of the line of credit agreements.

In addition to our lines of credit, we have excess borrowing capacity under our First Mortgage Bond Indentures of approximately $59,500,000 as of June 30, 2002. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at June 30, 2002 to an amount no greater than the remaining unused credit line amount. Additional borrowing outside our lines of credit requires bank approval.

On July 20, 2001, Southwest Water issued $20,000,000 of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and received net proceeds of approximately $18,890,000 from the sale after underwriting discounts, commissions and remaining expenses of the offering. The net proceeds from the sale of these debentures were used to reduce borrowings on our revolving bank lines of credit.

The debentures are convertible into shares of our common stock at a conversion price of $17.007 per share. The debentures are convertible at any time prior to maturity unless previously redeemed. We may redeem the debentures in whole or in part at any time, at redemption prices from 105% at July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The issuance costs of the convertible subordinate debentures in the amount of approximately $1,110,000 are being amortized over 20 years. We are subject to certain financial covenants under the terms of the indenture agreement for the convertible subordinate debentures. As of June 30, 2002, we were in compliance with all applicable restrictions.

As part of the water utility industry, our Utility Group’s financial structure follows three industry practices. First, we maintain a capital structure of approximately 50% debt and 50% equity. Most state utility commissions prefer this debt to equity ratio which is an integral part of developing the authorized rates of return and customer billing amounts. Second, we pay cash dividends to our stockholders. Third, our utilities receive utility plant (assets) from developers. These assets are treated as contributions in aid of construction (CIAC) from developers and are recorded on our balance sheet as deferred credits.

During the first six months of 2002, our additions to property, plant and equipment were $10,797,000, representing an increase of $1,483,000 from 2001. Additions to property, plant and equipment were primarily utility plant for our utility group, including new well and transmission lines at NMUI and the construction of a lift station and force main, and an elevated storage tank at Windermere. In addition, ECO completed expansion of an office building in Austin, Texas. Developers made CIAC, Living Unit Equivalent (LUE) fees and advances totaling $9,383,000 during the first six months of 2002, of which $7,728,000 was received in cash and $1,655,000 was received as non-cash contributions of property. Company-financed capital additions were $1,414,000, funded primarily by cash flow from operations. We estimate that our total capital additions in 2002 will be approximately $14,000,000, primarily for utility plant, and that our cash flows from operations, borrowings on our lines of credit and CIAC will fund these additions.

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

Critical Accounting Policies

We consider certain accounting policies critical in preparing our consolidated financial statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the consolidated financial statements, as well as amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our 2001 Annual Report includes detailed descriptions of both our critical and significant accounting policies. The critical estimates and judgments made by management which influence the financial statements include the following:

Our California utility, Suburban, has recorded a balancing account in the amount of approximately $2,300,000, representing certain uncontrollable costs incurred by Suburban over the past few years. Historically, the CPUC allowed such balancing accounts to be recorded in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, on December 1, 2001, the CPUC issued a resolution that changed its long-standing policies and procedures with respect to balancing accounts, effectively eliminating such accounts for future periods. We believe that Suburban will be able to recover the $2,300,000 recorded in its balancing account through the rate case filed with the CPUC in April 2002. However, there can be no assurance that the CPUC will allow recovery of all or some of this balance. We have not recorded any allowance against the $2,300,000 asset on Suburban’s balance sheet.

We periodically evaluate the collectibility of our customer accounts receivable, and provide an allowance for uncollectible accounts based upon an estimate by management of the amount of accounts receivable that might not be collectible. This estimate is predicated upon a number of factors, including historical account receivable write-off experience, a review of customer accounts with past due uncollected balances, probable costs of collection and the general credit worthiness of our customers. During the second quarter of 2002, we recorded a $200,000 increase in our allowance for uncollectible accounts relating to Master Tek accounts receivable. We believe that our allowance for doubtful accounts is adequate as of June 30, 2002.

We have approximately $2,000,000 of inventories included in other current assets as of June 30, 2001. Our inventories consist primarily of transmitters and related parts used by Master Tek in its construction activities, as well as materials and supplies used in our water supply and wastewater activities. We believe that there is no significant amount of obsolete inventory as of June 30, 2002.

During the first six months of 2002, we recorded approximately $830,000 of marketing and new business development expenses incurred primarily in the second quarter. These expenses related to a potential design-build-finance-operate concept for a reverse osmosis plant in California, to a potential major new contract in Florida, and to a possible acquisition. While we continue to pursue these opportunities, and remain hopeful as to their ultimate outcome, some notable uncertainties arose during the second quarter as to the successful conclusion of these developmental efforts.

Regulatory Affairs

The California Public Utilities Commission (CPUC) regulates the rates of Suburban. The New Mexico Public Regulation Commission (NMPRC) and the Texas Natural Resources Conservation Commission (TNRCC) regulate the rates and operations of NMUI and Windermere and Hornsby, respectively. The rates allowed are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on common equity.

Under current CPUC practices, customer water rates may be increased through general rate increases or by offsets for certain expense increases. Typically, general rate increases are for three years and include step increases in the second and third years. General rate increases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public hearings are also held. General rate proceedings require approximately 12 months from the time an application is filed to the CPUC’s authorization of new rates. The step increases for the second and third years are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. In recent years, Suburban succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. At the direction of the CPUC, Suburban filed a rate application on April 2, 2002. This application is expected to take approximately one year to process. Southwest Water and Suburban are unable to predict the outcome of this rate proceeding at this time.

Prior to December 1, 2001, the CPUC permitted Suburban (and other regulated utilities) to record the difference between actual and CPUC-adopted water production costs in balancing accounts in the income statement, with a corresponding adjustment on the balance sheet. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of December 1, 2001. In place of the balancing account, Suburban will track the difference between actual and CPUC-adopted water production costs in current operations. Such costs will be accumulated in a memorandum account, and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. We believe that at the conclusion of the current general rate hearing Suburban will be able to recover approximately $2,300,000 that was in the balancing account as of June 30, 2002. However, we cannot assure you of such recovery. Suburban believes that the changed CPUC rules will likely result in greater fluctuations in earnings beginning in 2002.

Windermere filed for a general rate increase in June 2001, and new rates became effective in January 2002. NMUI and Hornsby are not currently seeking any rate increase; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

Southwest Water closely monitors legislative, EPA, CPUC, NMPRC and TNRCC developments. The various water industry associations in which we actively participate also monitor these developments. We do not know the possible legislative, EPA, CPUC, NMPRC or TNRCC changes that will be enacted or the terms of such changes, if enacted. Therefore, we cannot predict the impact, if any, of future legislative changes, EPA, CPUC, NMPRC or TNRCC developments or changes on our financial position, results of operations or cash flows.

Our Services Group business pricing is not subject to regulation by any public regulatory commissions. Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Our other operations and maintenance contracts are generally longer-term water and wastewater service contracts, primarily with cities, and may include inflation adjustments. Most contracts with management companies and owners of apartment or condominium communities are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

Weather and Seasonality Considerations

Our regulated water utility operations are seasonal. Therefore, the results of operations for one quarter do not indicate results to be expected in another quarter. Rainfall and weather conditions affect our Utility Group operations, with significant water consumption occurring during the third quarter of each year when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us and adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our utility operations.

Our Services Group operations can also be seasonal in nature. For example, heavy rainfall limits our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions can result in additional labor and material costs to us that may not necessarily be recoverable from the various cities that have operations and maintenance contracts with us.

Environmental Affairs

Operations of Suburban, NMUI and Windermere and Hornsby fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TNRCC, respectively. Our utility group operations are also subject to water and wastewater pollution standards and water and wastewater quality regulations of the EPA and various state health regulatory agencies. Both the EPA and state health regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Although our utilities meet the current 50 parts per billion standard, NMUI does not meet the newly adopted arsenic standard. Under current rules, the new standard must be completely met by 2006. We believe the City of Albuquerque has initiated legal actions that challenge the new standard. However, we cannot project the outcome of such legal challenge. NMUI anticipates that significant capital expenditures will be required in order to comply with the new standard. We believe that future incremental costs of complying with government regulations, including any capital expenditures, will be recoverable through increased rates and contract operations revenues. However, we cannot assure you that recovery of such costs will be allowed. To date, we have not experienced any material adverse effects upon our financial position, results of operations or cash flows resulting from compliance with government regulations.

As contract operators, ECO and OpTech do not own any of the water sources or utility facilities that they operate for their clients. Although not the owners, ECO and OpTech are responsible for operating these water and wastewater facilities in compliance with all federal, state and local health and safety standards and regulations.

Master Tek is a utility submetering, billing and collection services company and does not own or operate any water production or treatment facilities, or wastewater treatment facilities.

Results of Operations

Three Months Ended June 30, 2002, Compared to the Three Months Ended June 30, 2001

Diluted EPS was $0.19 for the quarter ended June 30, 2002, compared to diluted EPS of $0.18 in 2001 (after adjustment for a 5% stock dividend on October 1, 2001), an increase of 6%. The $0.19 in 2002 includes a pre-tax gain of approximately $1,616,000 that Suburban accrued for the reimbursement of certain water-quality-related expenses incurred by Suburban in prior years as discussed in Note 4. In addition, the $0.19 reflects approximately $830,000 (pre-tax) of marketing and new business development expenses associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, expenses related to a potential major new contract in Florida, and expenses related to a possible acquisition, as described in Note 5.

Operating revenues

Operating revenues for the second quarter of 2002 increased $4,908,000, or 18%, compared to 2001. Services Group revenues increased $3,808,000, or 25%, due primarily to the acquisition of OpTech in August 2001. The increased revenues were reduced in part by a 42% decrease in Master Tek revenues as a result of a large construction project during the prior year and a general decline in the multi-family home construction industry overall. Utility Group revenues increased $1,100,000, or 9%, as a result of increased water usage at Suburban because of hot, dry weather in the second quarter, and the effect of a rate increase at Windermere.

Operating income

Operating income for the second quarter of 2002 decreased $793,000, or 27%, compared to 2001 and, as a percentage of operating revenues, was 7% in 2002 and 11% in 2001. Services Group operating income increased $341,000, partially due to the acquisition of OpTech in August of 2001. In addition, ECO incurred fewer marketing and information technology charges in 2002 when compared to the same period in 2001. Operating income of the Utility Group increased $55,000, primarily as a result of a rate increase at Windermere, which was partially offset by the effect of higher water-volume-related charges for the period since Suburban was not able to use a balancing account.

Parent company expenses for the second quarter increased $1,189,000. As described in Note 5, this includes approximately $830,000 of marketing and new business development expenses associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, expenses related to a potential major new contract in Florida, and expenses related to a possible acquisition. In addition, parent company expenses also increased by approximately $350,000, due primarily to benefit-related expenses and public company costs.

Direct operating expenses

During the three months ended June 30, 2002, direct operating expenses increased $3,965,000, or 19%, compared to 2001. As a percentage of operating revenues, these expenses were 76% in 2002 and 75% in 2001. Services Group direct operating expenses increased $2,938,000, due primarily to the acquisition of OpTech in August 2001. Utility Group direct operating expenses increased $1,027,000, primarily as a result of water-volume-related expenses at Suburban in connection with the increased demand for water.

Selling, general and administrative expenses

Selling, general and administrative expenses in the second quarter of 2002 increased by $1,736,000, or 42%, compared to 2001. General and administrative expenses of our Services Group increased $524,000, due primarily to the acquisition of OpTech in August 2001. In addition, we recorded a $200,000 increase in our allowance for doubtful accounts for Master Tek. General and administrative expenses of the Utility Group increased $23,000. General and administrative expenses of the parent company increased $1,189,000, as discussed above.

Recovery of Water Related Costs

As discussed in Note 4, during the second quarter of 2002, Suburban accrued income for a reimbursement of approximately $1,616,000 for water-quality-related expenses incurred in prior years.

Beginning in 2002, Suburban has and will continue to receive payments during the next few years as reimbursement for the higher incremental cost of purchased water and these reimbursements will be recorded as offsets against water costs included in direct operating expenses.

Interest and other

Total interest expense increased $268,000 during the quarter ended June 30, 2002, compared to 2001. The increase reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001. Our debentures were sold through a retail distribution network and we believe they are widely held. This increase was offset by decreases in the interest expense on our lines of credit because we paid down a portion of our line of credit borrowing with the proceeds from the debentures. Our interest expense on the lines of credit also decreased due to generally lower interest rates in the first quarter of 2002 compared to 2001. The reduction in capitalized interest during the second quarter of 2002 compared to the same period in the prior year was due primarily to a reduction in utility projects that were completed in late 2001.

The major components of interest expense for the three months ended June 30, 2002 and 2001 are as follows:

	2002	2001
Interest expense—convertible subordinate debentures	$339	$—
Interest expense—bank lines of credit	159	415
Interest expense—mortgage bonds	526	596
Interest expense—other	115	26

Total interest expense before capitalized interest	1,139	1,037
Capitalized interest	(76)	(242)

Total interest expense	$1,063	$795

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Diluted EPS was $0.32 for the first six months of 2002, compared to diluted EPS of $0.23 in 2001 (after adjustment for a 5% stock dividend on October 1, 2001). The $0.32 in 2002 includes a one-time pre-tax gain of $980,000 (or $0.06 per diluted EPS) on the termination and settlement of our pension plan obligation (pension termination), which was recorded in March 2002. In addition, the $0.32 in 2002 includes a one-time pre-tax gain of approximately $1,616,000 recorded by Suburban for the reimbursement of certain water-quality-related expenses incurred by Suburban in prior years. Operating income was reduced by approximately $830,000 in marketing and new business development expenses associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, expenses related to a potential major new contract in Florida, and expenses related to a possible acquisition, as described in Note 5. Total diluted EPS, excluding the gain from the pension termination, was $0.26, an increase of 13% when compared to the same period in 2001.

Operating revenues

Operating revenues for the first six months of 2002 increased $9,861,000, or 19%, compared to 2001. Services Group revenues increased $7,159,000, or 25%, due primarily to the acquisition of OpTech in August 2001. The increased revenues were reduced in part by a 35% decrease in Master Tek revenues as a result of a large construction project during the prior year and a general decline in the multi-family home construction industry. Utility Group revenues increased $2,702,000, or 12%, as a result of increased water usage at Suburban because of hot, dry weather in the second quarter, and the effect of a rate increase at Windermere.

Operating income

Operating income for the first six months of 2002 decreased $523,000, or 11%, compared to 2001 and, as a percentage of operating revenues, was 7% in 2002 and 9% 2001. Services Group operating income increased $139,000, due primarily to the acquisition of OpTech in August 2001. Operating income of the Utility Group increased $478,000, due primarily to increased water consumption at Suburban because of, hot, dry weather in the second quarter and the effect of a rate increase at Windermere. Parent company expenses increased $1,140,000. As described in Note 5, this includes approximately $830,000 of marketing and new business development expenses associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, expenses related to a potential major new contract in Florida and expenses related to a possible acquisition. In addition, parent company expenses also increased by approximately $310,000 due primarily to benefit-related expenses and public company costs.

Direct operating expenses

During the six months ended June 30, 2002, direct operating expenses increased $7,823,000, or 20%, compared to 2001. As a percentage of operating revenues, these expenses were 76% in 2002 and 2001. Services Group direct operating expenses increased $5,766,000, due primarily to the acquisition of OpTech in August 2001. Utility Group direct operating expenses increased $2,057,000, primarily as a result of water-volume-related expenses at Suburban in connection with the increased demand for water in the first six months of 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first six months of 2002 increased by $2,561,000, or 33%, compared to 2001. General and administrative expenses of our Services Group increased $1,254,000 due primarily to the acquisition of OpTech in August 2001, and to a $200,000 increase in our allowance for doubtful accounts at Master Tek. General and administrative expenses of the Utility Group increased $167,000, primarily as a result of depreciation, insurance and payroll expenses. General and administrative expenses of the parent company increased $1,140,000 as described above.

Recovery of Water Related Costs

As discussed in Note 4, during the second quarter of 2002, Suburban accrued income for a reimbursement of approximately $1,616,000 for water-quality-related expenses incurred in prior years. Beginning in 2002, Suburban has and will continue to receive payments during the next few years as reimbursement for the higher incremental cost of purchased water and these reimbursements will be recorded as offsets against water costs included in direct operating expenses.

Interest and other

Total interest expense increased $432,000 during the six months ended June 30, 2002. The increase primarily reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001. Our debentures were sold through a retail distribution network and we believe that they are widely held. This increase was partially offset by decreases in the interest expense on our lines of credit because we paid down a portion of our line of credit borrowing with the proceeds from the debentures. Our interest expense on the lines of credit also decreased due to generally lower interest rates in the first quarter of 2002, compared to 2001. The reduction in capitalized interest during the second quarter of 2002 was due primarily to the completion of several utility projects in 2001.

The major components of interest expense for the six months ended June 30, 2002 and 2001 are as follows:

	2002	2001
Interest expense—convertible subordinate debentures	$681	$—
Interest expense—bank lines of credit	310	857
Interest expense—mortgage bonds	1,090	1,192
Interest expense—other	243	71

Total interest expense before capitalized interest	2,324	2,120
Capitalized interest	(105)	(333)

Total interest expense	$2,219	$1,787

Other income increased $621,000. As described in Note 6, in the first quarter of 2002, the parent company recorded a one-time pre-tax gain on pension termination of $980,000. The increase in other income was partially offset by interest income recorded in 2001 by ECO, related to a construction project that was completed in 2001.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense paid on the line of credit borrowings, which is determined based upon an agreed rate with the banks. Contractually, the highest interest rates charged on the lines of credit cannot exceed the banks’ prime rate minus one-quarter percent.

Southwest Water is using the favorable low interest rates in the current market. In part to mitigate future market interest rate risk, we completed a $20,000,000, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down our variable rate indebtedness. Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into common stock of Southwest Water and, at a certain EPS level, our debentures will become dilutive in computing our earnings per share. Our debentures were sold through a retail distribution network, and we believe they are widely held.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

ECO was named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station operated by ECO. In 2001, a settlement was reached with three of the plaintiffs. ECO has been defended and indemnified by its insurance carrier and was required to pay a $10,000 deductible on settlement of the claims. The remaining lawsuit is pending at this date. Southwest Water and ECO continue to vigorously defend against this claim. At this time, we do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and Suburban have been named as defendants in several lawsuits alleging water contamination in the San Gabriel Valley Main Basin. Defendants include Southwest Water, Suburban and others. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. The plaintiffs may sue and collect damages from Suburban and other regulated water companies only if they prove that water delivered did not meet CPUC water quality standards. Suburban believes that it has complied with CPUC water quality standards. The Court directed that the cases be sent to the trial court for further proceedings. We now have eleven pending cases. All cases have been consolidated before a single judge. The parties are now engaged in initial pleadings and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove alleged water contamination. Southwest Water and Suburban have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

In 1998, the city of Albuquerque (Albuquerque) initiated an action in eminent domain to acquire the operations of NMUI. In September 2000, the Albuquerque City Council voted to withdraw the condemnation proceeding. In September 2001, we received a formal withdrawal of the lawsuit and Albuquerque has paid us approximately $115,000 to cover the majority of the costs incurred as a result of the condemnation proceedings. NMUI will attempt to recover the balance of these costs of approximately $94,000 however; we cannot assure you that NMUI will be successful in recovering such costs.

Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flow.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 2002, James C. Castle and Maureen Kindel, members of the Board of Directors were reelected by the following votes:

Mr. Castle votes for—7,657,362; and votes abstaining—120,356.

Ms. Kindel votes for—7,646,457; and votes abstaining—131,261.

No votes were cast against the election of either of these individuals. The terms of office of directors H. Frederick Christie, Anton C. Garnier, Linda Griego, Donovan D. Huennekens, Peter J. Moerbeek and Richard G. Newman continued subsequent to the meeting.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits furnished pursuant to Item 601 of Regulation S-K:

10.9B	Severance Compensation Agreement between Southwest Water Company and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001, filed herewith.

10.11E	Fifth Amendment to Credit Agreement, dated October 22, 2001 between Southwest Water Company and Bank of America, N.A., filed herewith.

10.11F	Sixth Amendment to Credit Agreement, dated November 9, 2001 between Southwest Water Company and Bank of America, N.A., filed herewith.

10.12D	Fourth Amendment to Credit Agreement, dated November 9, 2001 between Suburban Water Systems and Bank of America, N.A., filed herewith.

10.13G	Seventh Amendment to the Amended and Restated Credit Agreement, dated September 30, 2001 between Southwest Water Company and Mellon 1st Business Bank of California, filed herewith.

10.14F	Sixth Amendment to Credit Agreement, dated September 30, 2001 between Suburban Water Systems and Mellon 1st Business Bank of California, filed herewith.

10.15C	Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West, dated April 10, 2002, filed herewith.

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SOUTHWEST WATER COMPANY (Registrant)

/s/ PETER J. MOERBEEK
Peter J. Moerbeek Chief Financial Officer (Principal Financial Officer)

Dated: July 30, 2002

/s/ THOMAS C. TEKULVE
Thomas C. Tekulve Vice President Finance (Principal Accounting Officer)

Dated: July 30, 2002