Form 10-Q
period 2002-09-30
SOUTHWEST WATER CO
filed 2002-11-14
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 12, 2002, there were 9,286,017 common shares outstanding.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands except per share data)		(in thousands except per share data)

Operating Revenues	$34,574	$32,035	$95,488	$83,088
Operating Expenses:
Direct operating expenses	26,934	23,191	73,570	61,738
Selling, general and administrative expenses	3,726	4,358	13,709	12,046

	30,660	27,549	87,279	73,784

Operating Income	3,914	4,486	8,209	9,304
Other Income (Expense):
Interest expense	(1,058)	(1,046)	(3,277)	(2,833)
Interest income	163	8	195	40
Water-related cost reimbursement	—	—	1,616	—
Other	(128)	104	1,016	627

	(1,023)	(934)	(450)	(2,166)

Income Before Income Taxes	2,891	3,552	7,759	7,138
Provision for Income Taxes	1,011	1,279	2,715	2,641

Net Income	1,880	2,273	5,044	4,497
Dividends on Preferred Shares	6	6	20	20

Net Income Available for Common Shares	$1,874	$2,267	$5,024	$4,477

Earnings per Common Share :
Basic	$0.20	$0.25	$0.54	$0.49
Diluted	$0.19	$0.24	$0.51	$0.47

Cash Dividends per Common Share	$0.06	$0.05	$0.17	$0.16

Weighted Average Outstanding Common Shares :
Basic	9,272	9,092	9,251	9,046
Diluted	9,885	9,588	9,877	9,500

See accompanying notes to condensed consolidated financial statements.

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	December 31, 2001

	(unaudited)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,715	$789
Customers’ accounts receivable, net	17,178	21,443
Other current assets	11,025	8,939

	29,918	31,171
Property, Plant and Equipment:
Utility Group property, plant and equipment – at cost	233,193	218,696
Services Group property, plant and equipment – at cost	17,827	14,317

	251,020	233,013
Less accumulated depreciation and amortization	65,449	61,889

	185,571	171,124
Other Assets	25,975	22,891

	$241,464	$225,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and bank lines of credit	$2,078	$5,029
Accounts payable	5,539	6,211
Other current liabilities	19,248	15,127

	26,865	26,367
Long-Term Liabilities:
Long-term debt	53,491	44,200
Bank lines of credit	5,245	13,863
Advances for construction	7,975	7,482

	66,711	65,545
Deferred Credits:
Contributions in aid of construction	66,186	53,619
Deferred income taxes	9,040	8,354
Other liabilities and deferred credits	13,493	16,346

Total Liabilities and Deferred Credits	182,295	170,231

Stockholders’ Equity:
Preferred stock	513	513
Common stock	96	92
Paid-in capital	38,543	37,663
Retained earnings	20,017	16,687

Total Stockholders’ Equity	59,169	54,955

	$241,464	$225,186

See accompanying notes to condensed consolidated financial statements.

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net income	$5,044	$4,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities	6,290	(3,049)

Net cash provided by operating activities	11,334	1,448

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(13,119)	(11,446)
Other investments, net	(835)	(3,530)

Net cash used in investing activities	(13,954)	(14,976)

Cash Flows From Financing Activities:
Gross proceeds from issuance of long-term debt	10,000	20,000
Contributions in aid of construction and advances for construction	7,527	2,254
Net proceeds from dividend reinvestment plan, employee stock purchase plan and stock option plans	725	533
Repayment of long-term debt	(2,209)	—
Net borrowing (repayment) on bank lines of credit	(10,747)	(8,422)
Dividends paid	(1,575)	(1,464)
Repayments on advance contracts, net of additions	(175)	(208)

Net cash provided by financing activities	3,546	12,693

Net increase (decrease) in cash and cash equivalents	926	(835)
Cash and cash equivalents at beginning of period	789	1,379

Cash and cash equivalents at end of period	$1,715	$544

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,559	$1,690
Income taxes	$1,160	$1,630
Depreciation and amortization	$5,279	$4,392
Non-cash contributions in aid of construction	$5,693	$899
Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired		$9,119
Cash paid		(3,530)
Notes issued		(3,000)
Stock issued		(1,300)

Liabilities assumed		$1,289

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. – Basis of Presentation

          Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and our subsidiaries (Southwest Water, the Company, or “we”, “us” or “our”) provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services and utility submetering. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by US GAAP for complete financial statements. However, except as disclosed in Note 7 to the condensed consolidated financial statements, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the 2001 Annual Report).  The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of September 30, 2002, and our results of operations and cash flows for the periods ended September 30, 2002 and 2001. These adjustments are of a normal recurring nature.

          Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

Note 2. – Operating Segments

          Our operating structure includes our Services Group and our Utility Group.  We have not changed the basis of segmentation or measurement of segment profit or loss from the information reported in our 2001 Annual Report.

          Our Services Group consists of contract service businesses within which we operate and manage water delivery and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities in Texas, New Mexico, California, Mississippi and Georgia. We also provide contract public works services in Mississippi and Georgia. Nationwide, we provide utility submetering and billing and collection services. Our Services Group companies may be subject to regulatory oversight; however, the pricing of our services is not subject to regulation.

          Within our Utility Group, we own and operate rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State regulatory agencies oversee the operations of our utilities and establish the rates that we can charge for our water delivery and wastewater services.

Information about Southwest Water’s operations by operating segments is as follows:

	Services Group	Utility Group	Total Segment Information	Other	Consolidated

	(in thousands)
Nine Months Ended September 30, 2002
Revenues from external customers	$55,609	$39,879	$95,488	$—	$95,488
Segment operating profit	1,822	10,224	12,046	(3,837)	8,209
As of September 30, 2002
Segment assets	$48,616	$188,735	$237,351	$4,113	$241,464
Nine Months Ended September 30, 2001
Revenues from external customers	$46,174	$36,914	$83,088	$—	$83,088
Segment operating profit	1,836	10,721	12,557	(3,253)	9,304
As of September 30, 2001
Segment assets	$46,296	$172,244	$218,540	$3,570	$222,110

Note 3. – Seasonality

          Our Utility Group water operations are seasonal because rainfall and weather conditions affect water consumption. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry.  The results of operations for one quarter do not indicate results to be expected in another quarter. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our utility operations. Utility Group wastewater operations are generally not affected by seasonality.

          Our Services Group operations can be affected by weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us that may not necessarily be recoverable from the various cities that have operations and maintenance contracts with us.

Note 4. – Earnings Per Share, Stock Options and Stock Dividends

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

Note 5. – Balancing Account

          Our California water utility has recorded a balancing account receivable in the amount of approximately $2,300,000, representing certain uncontrollable costs that we incurred over the past few years. Historically, the California Public Utilities Commission (CPUC) allowed such balancing accounts to be recorded in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, on December 1, 2001, the CPUC adopted a resolution that changed its long-standing policies and procedures with respect to balancing accounts, effectively eliminating such accounts for future periods. In April 2002, our California water utility filed a rate case and has applied to recover the $2,300,000, balancing account receivable. During 2002, our California water utility has recognized all water costs as incurred and will attempt to recover these costs in future regularly scheduled rate hearings.

Note 6. – Accounting Pronouncements

          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is reviewed for impairment on an annual basis (or more frequently if circumstances indicate a possible impairment) by means of a fair-value-based test. As of September 30, 2002, goodwill totaled approximately $14,030,000.

          The following table provides information about prior goodwill amortization and its impact on basic and diluted EPS.

	For the Nine Months Ended September 30,

	2002	2001

Reported net income (thousands)	$5,044	$4,497
Add back: Prior goodwill amortization (thousands) (1)	—	102

Adjusted net income (thousands)	$5,044	$4,599

Basic earnings per share:
Reported EPS	$0.54	$0.49
Add back: Prior goodwill amortization (1)	—	0.01

Adjusted EPS	$0.54	$0.50

Diluted earnings per share:
Reported EPS	$0.51	$0.47
Add back: Prior goodwill amortization (1)	—	0.01

Adjusted EPS	$0.51	$0.48

(1) Net of income taxes.

          Effective January 2002, we were subject to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be realizable. SFAS No. 144 does not apply to goodwill impairment, which is accounted for under SFAS No. 142. SFAS No. 144 further clarifies the methods of accounting for assets that are disposed of. We regularly review assets for impairment. The implementation of SFAS No. 144 did not have any effect on our results of operations or financial condition.

Note 7. – Acquisitions

          AquaSource, Inc. (AquaSource)

          During the third quarter of 2002, we completed negotiations for the acquisition of a part of AquaSource’s water and wastewater contract operations. The acquisition includes AquaSource’s contract operations in Colorado and the Houston, Texas, area. We expect the purchase price, after adjustments, to exceed $10,500,000 in cash, and we expect closing of the acquisition to occur in the fourth quarter of 2002.

Master Tek International, Inc. (MasterTek)

          From April 3, 2000 through March 31, 2002, we owned 80% of Master Tek. Under the terms of our purchase agreement, the minority owner of Master Tek may require us to purchase his initial minority interest in 5% increments at a price not to exceed $1,000,000 per year over four years. In April 2002 we paid $1,000,000 to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, and we may be required to purchase the remaining minority interest over the next three years.

Note 8. – Non-Recurring Items

          Groundwater Settlement

          The water supply of our California water utility has been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s. In 2001and 2002, this contamination necessitated the shut-down of a number of our wells, and we have had to purchase water at a cost substantially higher than the cost of water pumped from our own wells.

          In May 2002, a settlement was reached among some of the alleged polluters and a number of water companies, including our California water utility. As part of the settlement, in the second quarter of 2002, we accrued income of approximately $1,616,000 and received payments, primarily representing reimbursement of certain water and energy costs incurred in 2000 and 2001. (Additionally, as part of the settlement, we have received payments in 2002 and expect to continue to receive payments in future periods from this settlement for the incremental cost of purchasing water rather than pumping from our shut-down wells. We bill and collect this reimbursement each month, and the amounts are recorded as a reduction of water costs included in direct operating expenses. The settlement also provides capital contributions to construct additional interconnections with other water sources. Funds from the settlement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.)

          Pension Plan Termination

          Southwest Water terminated a non-contributory defined benefit plan (the Pension Plan) as of December 30, 1999. In January 2002, the net assets of the Pension Plan were distributed to plan participants as specified by the Employee Retirement Income Security Act and its related regulations (ERISA). Following distribution of approximately $14,400,000 to satisfy the pension benefit obligation and settlement of expenses paid by the Pension Plan in accordance with ERISA, the Pension Plan had excess assets of approximately $1,200,000. Under the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a pretax termination gain of approximately $980,000 in the first quarter of 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Operating Revenues and Operating Income

          Services Group

          Services Group operating revenues for the third quarter of 2002 were $19,243,000, an increase of 13% from $16,967,000 in 2001. For the first nine months of 2002, operating revenues were $55,609,000, an increase of 20% from $46,174,000 in 2001. Both the quarter and the year-to-date increases were due primarily to the acquisition of Operations Technologies, Inc. (OpTech) in August 2001. Services Group third quarter and year-to-date revenues increased overall; however, submetering revenues decreased, primarily as a result of a large construction project completed during 2001 with no similar project in 2002.

          Services Group operating income decreased to $815,000 in the third quarter of 2002, a decrease of 16% from $968,000 in the comparable period of 2001. For the first nine months of 2002, Services Group operating income decreased 1% to $1,822,000 from $1,836,000 in 2001. In the third quarter of 2002, Services Group operating income decreased $153,000 primarily due to significant increases in liability insurance costs, legal expenses, payroll-related expenses and rent expenses. Services Group 2002 operating income for the third quarter and year-to-date reflects the acquisition of OpTech in August 2001; however, decreased operating income from submetering offset much of this benefit because of a large construction project completed during 2001 with no similar project in 2002.

          Utility Group

          Utility Group revenues for the third quarter increased 2% to $15,331,000 from $15,068,000 in the comparable period of 2001. Year to date, utility revenues increased to $39,879,000, an increase of 8% from $36,914,000 in 2001. Water operations are seasonal because rainfall and weather conditions affect customer water consumption. Water usage increased 1% for the quarter and 8% overall at our California utility because of hot, dry weather in the third quarter and drought-like conditions during the first nine months of 2002. Water usage increased 1% for the quarter and 4% overall in New Mexico, primarily reflecting a 10% addition of new customers. The effects of a rate increase at one of our Texas utilities also contributed to the increase in operating revenues.

          Utility Group operating income decreased 21% to $3,707,000 in the third quarter of 2002 from $4,682,000 in the comparable period of 2001. Year to date, Utility Group operating income decreased 5% to $10,224,000 from $10,721,000 in 2001. The decrease in operating income primarily resulted because of the effect of higher water-volume-related expenses for the 2002 periods incurred at our California utility.  In addition, in 2001, our California utility was able to defer recognizing certain costs until future rate cases through the use of a balancing account. As of December 1, 2001, the CPUC eliminated the use of balancing accounts which negatively impacted our California utility’s operating income. This decrease was partially offset by a rate increase at one of our Texas utilities, which positively impacted operating income.

Selling, General and Administrative Expenses

          Total selling, general and administrative expenses decreased 15% to $3,726,000 during the quarter ended September 30, 2002, compared to $4,358,000 for the comparable period in 2001. Total selling, general and administrative expenses increased 14% to $13,709,000 during the nine months ended September 30, 2002, compared to $12,046,000 for the same period in 2001.  In the third quarter of 2002, health-insurance-related expenses decreased by approximately $400,000, as we adjusted our liability for unreported claims to reflect current claims activity. Our health insurance plan year ended June 30, 2002. We incurred health claim expenses at a lower rate than anticipated at the beginning of the plan year.

          Selling, general and administrative expenses increased during the nine months ended September 30, 2002 as a result of increases in liability insurance, payroll-related expenses and marketing and new business development expenses. Reflected in the first nine months of 2002 is approximately $830,000 of marketing and new business development expenses incurred primarily in the second quarter associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, expenses related to a potential major new contract in Florida, and expenses related to a possible acquisition.   During the third quarter of 2002, certain events occurred with respect to these three initiatives.  First, we were unsuccessful in obtaining the major new contract in Florida and we recognized marketing and new business development expenses for the Florida project.   Second, we incurred additional marketing and new business development expenses associated with the potential design-build-finance-operate concept for a reverse osmosis water treatment plant in California, bringing our total expenses to date for this project to approximately $614,000.  We cannot assure you as to the successful completion of the negotiations relating to this water treatment plant.  Finally, we were successful in negotiating the acquisition of the majority of AquaSource, Inc.’s water and wastewater contract operations business.

Other Income and Expense

          Interest Expense

          Total interest expense increased 1% to $1,058,000, during the quarter ended September 30, 2002, compared to $1,046,000 for the comparable period in 2001. Total interest expense increased 16% to $3,277,000 during the nine months ended September 30, 2002, compared to $2,833,000 in the same period of 2001. The increase reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001.  This increase was partially offset by decreases in the interest expense on our bank lines of credit because we paid down a portion of our line of credit borrowing with the proceeds from the debentures. Our year-to-date and third quarter interest expense on the bank lines of credit also decreased due to generally lower interest rates in 2002, compared to 2001. The reduction in capitalized interest during the year-to-date and third quarter of 2002, compared to the same periods in the prior year was due primarily to a reduction in company-financed utility projects.

          The major components of interest expense for the three months ended September 30, 2002 and 2001 are as follows:

	2002	2001

	(in thousands)
Interest expense - convertible subordinate debentures	$344	$270
Interest expense - bank lines of credit	30	193
Interest expense - mortgage bonds and bank term loan	605	597
Interest expense – other	84	57

Total interest expense before capitalized interest	1,063	1,117
Capitalized interest	(5)	(71)

Total interest expense	$1,058	$1,046

          The major components of interest expense for the nine months ended September 30, 2002 and 2001 are as follows:

	2002	2001

	(in thousands)
Interest expense - convertible subordinate debentures	$1,025	$270
Interest expense - bank lines of credit	340	1,050
Interest expense - mortgage bonds and bank term loan	1,695	1,789
Interest expense – other	327	128

Total interest expense before capitalized interest	3,387	3,237
Capitalized interest	(110)	(404)

Total interest expense	$3,277	$2,833

          Water-Related Cost Reimbursement

          In the second quarter of 2002, we accrued income for a reimbursement of approximately $1,616,000 for water-quality-related expenses incurred in 2001 and 2000. Additionally, in 2002, we received and will continue to receive payments from this settlement for the incremental cost of purchasing water rather than pumping from our shut-down wells. We bill and collect this reimbursement each month and the amounts are recorded as a reduction against water costs included in direct operating expenses.

          Other

          In the first quarter of 2002, we recorded a one-time pre tax gain on a pension plan termination of $980,000. This increase in other income was partially offset by amortization of contracts related to the purchase of OpTech in August 2001.

Income Taxes

          Our effective tax rate was 35% for the third quarter of 2002 and the first nine months of 2002, compared to 37% for both comparable periods in 2001. Our effective tax rate was impacted when we recorded a one-time gain on termination of a pension plan, which is excluded from ordinary taxable income. For the calendar year 2002, we expect our ongoing tax rate to be between 33% and 35%.

FINANCIAL CONDITION

Liquidity and Financial Position

          Our liquidity is influenced primarily by cash flows from operations, and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts.

          As of September 30, 2002, we had cash and cash-equivalent balances totaling $1,715,000 and aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. Two of the lines of credit expire in July 2004. The remaining $4,000,000 line, with no balance outstanding as of September 30, 2002, was renewed in April 2002 and now expires in April 2004. As of September 30, 2002, we had $5,245,000 outstanding on these lines of credit. During the first nine months of 2002 our outstanding line of credit borrowings decreased by $10,747,000. We paid down our lines of credit primarily with the net proceeds of approximately $9,750,000 from a new bank term loan secured by our Texas utility (and discussed below), the cash received as payment for the reverse osmosis plant, and from payments received for water-quality-related reimbursements. We also paid in full our New Mexico utility Series A First Mortgage Bonds in the amount of $2,000,000, and we purchased certain utility property.

          In addition to our lines of credit, we have excess borrowing capacity under our First Mortgage Bond Indentures of approximately $63,000,000 as of September 30, 2002. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at September 30, 2002 to an amount no greater than the remaining unused credit line amount. Additional borrowing outside our lines of credit requires bank approval.

          We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. As of September 30, 2002, we were in compliance with all applicable covenants of each of the line of credit agreements.

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

Net Cash Flow Provided by Operations

          In the first nine months of 2002, net cash provided by operations totaled $11,334,000 compared to $1,448,000 in the same period of 2001. Increased cash flows from operations were primarily the result of the collection of significant receivables in connection with the completion of a reverse-osmosis water treatment plant constructed by one of our Services Group companies. In addition, we received approximately $2,000,000 in cash payments for certain water-quality-related expenses incurred in prior years and for prior year capital cost reimbursements.

Financing Activities

          Our financing activities include net proceeds from the issuance of long-term debt, net borrowings on our lines of credit, dividend payments and stock transactions among other items.

          In August 2002 we entered into a ten-year, $10,000,000 secured bank term loan. The net proceeds of approximately $9,750,000 were used to pay down our bank lines of credit. The term loan bears interest at a rate equal to LIBOR plus 1.75%, with principal payments of $125,000 due quarterly, beginning in November 2002. The note is secured by substantially all of the assets of one of our Texas utilities.

          On July 20, 2001, Southwest Water issued $20,000,000 of 6.85% fixed rate convertible subordinate debentures, due July 1, 2021, and received net proceeds of approximately $18,890,000 from the sale after underwriting discounts, commissions and other expenses of the offering.  The net proceeds from the sale of these debentures were used to reduce borrowings on our revolving bank lines of credit.

          The debentures are convertible into shares of our common stock at a conversion price of $17.007 per share, and are convertible at any time prior to maturity unless previously redeemed.  We may redeem the debentures in whole or in part at any time, at a redemption price of 105% at July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008.  The issuance costs of the convertible subordinate debentures in the amount of approximately $1,110,000 are being amortized over 20 years. We are subject to certain financial covenants under the terms of the indenture agreement for the convertible subordinate debentures.  As of September 30, 2002, we were in compliance with all applicable restrictions.

Investing Activities

          Our investing activities include company-funded acquisitions of plant and equipment as well as acquisitions.

          Property, Plant and Equipment

          During the first nine months of 2002, our additions to property, plant and equipment were $18,812,000, representing an increase of $6,467,000 from 2001. Additions to property, plant and equipment were primarily utility plant for our Utility Group, including new well and transmission lines at our New Mexico utility and the construction of a lift station and force main, and an elevated storage tank at one of our Texas utilities. In addition, we completed expansion of an office building in Austin, Texas. Developers made contributions in aid of construction (CIAC), Living Unit Equivalent (LUE) fees and advances totaling $13,220,000 during the first nine months of 2002, of which $7,527,000 was received in cash and $5,693,000 was received as non-cash contributions of property. Company-financed capital additions were $5,592,000 funded primarily by cash flow from operations. We estimate that our total company financed capital additions in 2002 will be approximately $11,000,000, primarily for utility plant, and that our cash flows from operations, borrowings on our lines of credit and CIAC will fund these additions.

          Acquisitions

          Under the terms of our purchase agreement for Master Tek, the minority owner of Master Tek has the option to require us to purchase his initial 20% minority interest in 5% increments at a price not to exceed $1,000,000 per year over four years. The minority owner exercised this option to sell us 5% of Master Tek stock for which we paid $1,000,000 in cash in April 2002. Under the terms of the OpTech purchase agreement, we have the right to acquire the remaining 10% of OpTech after five years based on a formula relating to the profitability of OpTech.  In addition, after two years, the minority shareholder of OpTech has the option to sell the remaining 10% of OpTech to us using the same profitability formula which has a minimum threshold of $1,000,000.

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

          Balancing Account

          Our California utility has recorded a balancing account receivable in the amount of approximately $2,300,000, representing certain uncontrollable costs that we incurred over the past few years.  Historically, the California Public Utilities Commission (CPUC) allowed such balancing accounts to be recorded in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  However, on December 1, 2001, the CPUC adopted a resolution that changed its long-standing policies and procedures with respect to balancing accounts, effectively eliminating such accounts for future periods.  We believe that Suburban will be able to recover the $2,300,000 recorded in its balancing account through the rate case filed with the CPUC in April 2002.  However, there can be no assurance that the CPUC will allow recovery of all or some of this balance.  We have not recorded any allowance against the $2,300,000 asset on Suburban’s balance sheet.

          Collectibility of Customer Receivables

          We periodically evaluate the collectibility of our customer receivables, and provide an allowance for uncollectible receivables based upon an estimate by management of the amount of receivables that might not be collectible.  This estimate is predicated upon a number of factors, including historical receivable write-off experience, a review of customer accounts with past due uncollected balances, probable costs of collection and the general credit worthiness of our customers.  During the second and third quarters of 2002, we recorded increases of $200,000 and $25,000, respectively, in our allowance for uncollectible receivables relating to our submetering subsidiary accounts.  We believe that our allowance for doubtful accounts is adequate as of September 30, 2002.

          Inventory

          We have approximately $2,000,000 of inventories included in other current assets as of September 30, 2001.  Our inventories consist primarily of transmitters and related parts used by our submetering business in its construction activities, as well as materials and supplies used in our water supply and wastewater activities.  We believe that we have adequate reserves to offset the amount of obsolete inventory as of September 30, 2002.

DISCLOSURE CONTROLS AND PROCEDURES

          Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Southwest Water, and we have designed such disclosure controls and procedures to ensure that material information relating to Southwest Water, including its consolidated subsidiaries, is made known to us by management within these entities, particularly during the period in which this quarterly report is being prepared. In connection with this, our certifying officers have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report on Form 10-Q for the quarter ended September 30, 2002 (the September Report).  We have presented in the September Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation in November 2002.

FORWARD-LOOKING STATEMENTS

          Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,”

“expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share are forward-looking statements. Forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. When made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements:

• Security costs involving the safeguarding of our water supplies, water production and distribution infrastructure against potential terrorist threat;

• Weather and seasonality considerations that may subject our Utility Group and Services Group to fluctuations in revenue and/or operating profit;

• Highly competitive conditions in our Services Group that may limit or restrict our ability to successfully grow our water, wastewater management and utility submetering businesses;

• Loss of or inability to renew Services Group contracts;

• Failure to effectively manage our growth;

• Inability to secure favorable rate increases for our Utility Group for the rates we charge in our regulated businesses;

• The uncertainties of litigation as well as other risks and uncertainties;

• Fluctuations in the cost and availability of our water supply;

• Contamination of local water supplies in our areas of operation;

• Seismic activity.

This list is not inclusive as to risk factors that we may experience and you are advised to refer to the discussion in our 2001 Annual Report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

          We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense that we will pay on both the lines of credit and on our new bank term loan. The highest interest rate that we could be charged on the lines of credit is the banks’ prime rate minus one-quarter percent.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          In September 2002, one of our subsidiaries was named as a defendant in a lawsuit alleging wrongful death as the result of a chlorine gas leak that occurred at one of our facilities in July 2000.  The decedent who was exposed to the gas leak was treated and released from the hospital on the next day.  He subsequently died eleven months later of causes that we believe are unrelated to the chlorine gas exposure.  We deny any wrongdoing and will vigorously defend against the claim. Our umbrella liability insurance carrier is currently absorbing the costs of defense of the lawsuit; however, we cannot predict the outcome of this lawsuit. Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

          Southwest Water and one of our subsidiaries were named as a defendant in four lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station that we operate. In 2001, a settlement was reached with three of the plaintiffs. We have been defended and indemnified by our insurance carrier and we were required to pay a $10,000 deductible on settlement of the claims.  The remaining lawsuit is pending at this date. Southwest Water continues to vigorously defend against this claim. At this time, we do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

          Southwest Water and a subsidiary have been named as defendants in several lawsuits alleging water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet CPUC water quality standards. Our subsidiary believes that it has complied with CPUC water quality standards. The Court directed that the cases be sent to a trial court for further proceedings. At this time eleven cases have been consolidated before a single judge. The parties are now engaged in initial discovery and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove alleged water contamination. Southwest Water and this subsidiary have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits furnished pursuant to Item 601 of Regulation S-K:

	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), dated November 11, 2002, filed herewith.

	99.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2002, filed herewith.

	99.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2002, filed herewith.

	99.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2002, filed herewith.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY

(Registrant)

Dated: November 13, 2002	/s/ PETER J. MOERBEEK

Peter J. Moerbeek Chief Financial Officer through October 23, 2002 (Principal Financial Officer)

Dated: November 13, 2002	/s/ RICHARD J. SHIELDS

Richard J. Shields Chief Financial Officer effective October 24, 2002 (Principal Financial Officer)

Dated: November 13, 2002	/s/ THOMAS C. TEKULVE

Thomas C. Tekulve Vice President Finance (Principal Accounting Officer)