Form 10-K
period 2002-12-31
SOUTHWEST WATER CO
filed 2003-03-28
CIK 92472

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-8176 Southwest Water Company (Exact name of registrant as specified in its charter)

Delaware	95-1840947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 North Barranca Avenue, Suite 200
West Covina, California	91791-1605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(626) 915-1551

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
(1) Common Stock, $.01 par value	Nasdaq
(2) Series A, Preferred Stock, $.01 par value	None

(Title of each class)	(Name of each exchange on which registered)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $120,068,000 based upon the average high and low prices of such common equity as of June 28, 2002.  The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares. On March 26, 2003, there were 9,770,832 common shares outstanding.

Documents incorporated by reference:	Form 10-K Reference

Portions of the Registrant’s definitive proxy statement for the 2003 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year end of December 31, 2002

Part III

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

          Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. When made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements.

PART I

Item 1. Description of Business

           A.     History

          Southwest Water Company (Southwest Water, the Company, “we,” “ us,” or “our”) was incorporated in California on December 10, 1954. We reincorporated in Delaware on June 30, 1988. We provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, customer billing and service, and utility submetering. We provide service for more than two million people in 31 states from coast to coast. Our business is operated by our subsidiaries and is segmented into two operating groups: our Utility Group, which owns and operates regulated water and wastewater utilities, and our Services Group, which manages our non-regulated businesses.

          Our Services Group consists of our contract service businesses through which we operate and maintain water supply and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities primarily in Texas, New Mexico, California, Colorado, Mississippi and Georgia. Nationwide, we provide utility submetering and billing and collection services. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, the pricing of our services within the Services Group is not subject to regulation. Operating margins within our Services Group are generally low because these are service businesses and competition exists within the industry.

          Within our Utility Group, we own and operate rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

           B.     Acquisitions

          In November 2002, we acquired 100% ownership of certain contract operations of AquaSource, Inc., a provider of contract water and wastewater services in Texas and Colorado. The purchase price consisted of approximately $10,317,000 in cash.  Upon closing of the transaction on November 22, 2002, we began operating a part of this business under the name Aqua Services, LP (Aqua Services) while the remaining part was incorporated into one of our existing subsidiaries, ECO Resources, Inc. (ECO).

          In August 2001, we purchased 90% of the outstanding shares of Operations Technologies, Inc. (OpTech), a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8,248,000. The purchase price consisted of cash payments of $3,530,000 in August 2001 and $418,000 in January 2002, in addition to 96,580 shares (restated for a 5% stock dividend on January 2, 2003) of our common stock with a market value of $1,300,000 at August 31, 2001 and promissory notes in the aggregate amount of $3,000,000. We also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. Under the terms of our purchase agreement, we have the right to acquire the remaining 10% of OpTech after a period of five years based upon a formula relating to the profitability of OpTech. After two years, the prior owner has the option to sell the remaining 10% of OpTech to us using the same formula.

          In April 2000, we acquired 80% of the outstanding common stock of Master Tek International, Inc. (Master Tek) and entered the utility submetering, billing and collection services market. Master Tek was established in 1975, and incorporated in Colorado in 1985. The purchase price was $4,000,000, consisting of $2,000,000 in cash and a $2,000,000 10-year promissory note. Under the terms of the purchase agreement, the minority owner of Master Tek may require us to purchase his initial 20% minority interest in 5% increments at a price based on a formula but not less than $1,000,000 per year over a four–year period commencing in April 2002. In April 2002, we paid $1,000,000 to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, thereby increasing our ownership to 85%.  In February 2003, the minority owner exercised his right to require us to purchase an additional 5% interest in Master Tek, which will increase our ownership to 90% in April 2003. We may be required to purchase the remaining 10% minority interest for $2,000,000 over the course of the next two years.  We also entered into an employment agreement, a consulting agreement and a non-compete agreement with the minority owner.

          In 2000, our California utility purchased the city of West Covina’s water distribution system and facilities for a price of approximately $8,500,000. The sale closed February 25, 2000, and we assumed ownership and operation of the water system on that date. The transaction added approximately 7,000 connections to our California utility customer base, an increase of about 11%.

          In 1996, we acquired a 49% interest in Windermere Utility Company (Windermere), a regulated water and wastewater utility located in the Austin, Texas area. In October 2000, we reached an agreement with the majority shareholder and purchased an additional 31% interest from the majority shareholder, thereby increasing our ownership in Windermere to 80%. The former majority shareholder retains a 20% ownership interest in Windermere. As part of this transaction, we also purchased 100% of Hornsby Bend Utility Company (Hornsby), a nearby water and wastewater utility. The purchase price for these two transactions consisted of Southwest Water common stock with a market value of $4,000,000 at October 1, 2000. The purchase agreement provides that we have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6,000,000 payable in our common stock at any time when the market value of our common stock increases to $18.14 per share (as adjusted for stock splits and dividends). The minority owner of Windermere has the right to sell the remaining 20% after October 1, 2005, for $6,000,000 payable in our common stock, subject to a limitation on the maximum and minimum number of issuable shares. We also entered into a consulting agreement with the minority owner to provide certain services to Southwest Water.

           C.     Operating Segments

          Our operations are organized into two reportable business segments: Services Group and Utility Group. Our Services Group conducts our non-regulated segment operations, while our regulated segment operations are conducted by our Utility Group. Our reportable business segments are strategic business units that offer different services. They are managed separately because each business requires different operating and marketing strategies. A summary of the profit or loss and assets for our business segments is found in Note 13 to the accompanying consolidated financial statements in Item 8.

           1)     Services Group

           a.     Development of Business, Services and Regulation

          Our Services Group provides water and wastewater services primarily in Texas, Mississippi, California, Georgia, New Mexico, and Colorado. These services include water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, and state-certified water and wastewater laboratory analysis. Typically, our Services Group does not own the water sources or utility facilities that we operate for our clients. Although not the owner, the Services Group is responsible for operating water and wastewater facilities in compliance with all federal, state and local environmental and health standards and regulations. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects.  During the construction phase of such a project, our Services Group may have an ownership interest in the project.

          Additionally, our Services Group provides utility submetering for multiple family housing units such as apartment buildings. Submetering operations include installation of submeters, billing, collection and customer services.

          In some instances, the companies in our Services Group may be subject to regulatory oversight; however, the pricing of our services is not subject to regulation. See Note 13 to the accompanying consolidated financial statements.

          Our Services Group generally has three distinct types of contractual relationships: (1) time-and-material contracts, primarily with municipal utility districts in Texas, (2) fixed-fee operations and maintenance contracts and (3) hybrid contracts involving fixed fees for defined basic services with additional billings beyond the basic services.

          Most contracts with municipal utility districts are short-term contracts and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Our operations and maintenance contracts are generally longer-term water and wastewater service contracts, primarily with cities, and many include inflation adjustments, as measured by a consumer price index. Most contracts with management companies and owners of apartment or condominium communities are short-term contracts and generally do not include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis.

           b.     Municipal Utility District (MUD) Contracts

          A MUD is created under the rules of the Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission, to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. Our Services Group has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of services. Services typically include customer billing and collection, customer service, daily operation and maintenance of water and wastewater facilities and assets, and environmental monitoring and reporting. Our Services Group usually bills for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Generally, MUD contracts are cancellable on 30 or 60-day notice by either party.  Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for periods of 10 or more years.  Most MUD contracts provide for an increase in the monthly base fee as the number of customer connections increases.

           c.     Operations and Maintenance (O&M) Contracts

          O&M contracts are agreements with cities and private entities that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, or management of the entire water or wastewater system. Under a standard O&M contract, our Services Group companies charge a fee that covers a specified level of services. Although in some cases there may be some variation due to weather or seasonality, services are typically provided evenly throughout the contract period and are billed on a monthly basis. Our O&M contracts limit our liability in the event of a major system failure or catastrophic event. When our Services Group provides services beyond the scope of a contract, we bill for the additional services. If a major system failure or catastrophic event occurred as the result of flooding, earthquake, electrical strike or vandalism for example, the facility owner would likely call upon us to provide a variety of additional services on a time-and-materials basis. Such services could include running pumps, resealing manholes or replacing meters.

          Most O&M contracts provide for annual increases based upon measures of inflation, and we typically have the right to increase our fixed operations fee if the system experiences growth beyond a specified level. Under the O&M contracts, our Services Group may pay certain costs such as chemical or utility expenses. The O&M contracts provide that we are reimbursed for certain of these costs.

          In most cases, O&M contracts are cancellable only upon a specific breach of the contract by either party.  O&M contracts have terms ranging from month-to-month up to 10 or more years, and our experience has been that approximately 90% of our O&M contracts are renewed upon expiration.

           d.     Construction Management Projects

          In 1999, we agreed to provide the design, building, financing and operation of a $6,500,000 reverse osmosis water treatment plant near El Paso, Texas, for the El Paso County Water Authority (EPCWA). The project included drilling five wells and developing associated water lines and settling ponds. During construction of the treatment plant, we received monthly payments from the EPCWA. In addition, the EPCWA awarded us a 20-year, $22,000,000 extension of the existing operating contract. The construction of the plant was substantially completed in December 2000 and the facility began operating in February 2001, treating an average of 2,600,000 gallons of water per day. Reverse osmosis technology is a process that removes microscopic particles such as minerals and salts from a solution to produce potable water.

          In September 2002, we agreed to facilitate the engineering and construction of a $25,000,000 reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project will include the drilling of eight new wells and developing associated water lines. During construction of the treatment plant, we will receive payments upon completion of construction milestones until final completion of the construction. In addition, the CVWD awarded us a 20-year, $20,000,000 contract to operate the treatment plant after completion of construction. The construction of the plant commenced in December 2002, with completion expected in late 2004, at which time we will begin to operate the facility under the 20-year contract.  Upon completion, the plant will have a capacity to treat approximately 5,000,000 gallons of water per day.

          Our Services Group has contracted with our Texas utilities and our New Mexico utility to perform operating services, normal maintenance and construction work and, in addition, to manage capital projects for these utilities. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated entities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, we recognize a profit margin from contract work performed and do not eliminate the intercompany profit on the contract work performed when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process. Accordingly, the intercompany profit on such projects has not been eliminated in the accompanying consolidated financial statements.

           e.     Utility Submetering

          Utility submetering involves the installation of electronic equipment in apartments, condominiums, mobile home parks and other multi-family dwellings to monitor each resident’s usage of utilities, allowing water, gas and electricity usage to be measured and charged to each individual residential unit. By making residents accountable for their own utility consumption, submetering tends to promote conservation of natural resources and allows for landlord utility cost recovery. Our Services Group has designed its own submetering equipment and also installs submetering equipment manufactured by others.

          In addition to the sale and installation of submetering devices, our submetering company provides billing, collection and customer relation services. The billing process for submetered facilities usually involves the transmission of utility usage data via radio frequency and telephone lines to our facility near Denver, Colorado. As of December 31, 2002, our Services Group was providing submetering services to approximately 127,000 dwelling units in 29 states.

           f.     Competition

          Competition in the O&M portion of our business includes a number of significantly larger companies that provide O&M services on a national and international basis, as well as regional competitors. New contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. While our Services Group intends to expand its market share within the southwestern and southern United States, there is substantial competition in these markets. Cities themselves are also major competitors, since we must overcome reluctance on the part of city officials to outsource their water and wastewater services. Although industry renewal rates tend to be high, the contract water and wastewater management business is very competitive, and we cannot assure you that our Services Group will be able to increase or sustain its market share.

          The utility submetering, installation, billing and collection business is highly competitive. While industry contract renewal rates are high, management companies and owners of multifamily dwellings periodically change billing and collection companies. In addition, we compete with several larger competitors whose size, customer base and capital resources may restrict our ability to compete successfully for certain contracts. Submetering is a relatively new industry and may attract other large competitors.  We cannot assure you that our efforts in the submetering business will be successful in increasing or sustaining market share.

           g.     Growth and Backlog

          During the past three years, our Services Group has increased revenues and service area by adding new MUD, O&M and submetering contracts, managing construction projects, aggressively pursuing renewal of its existing contracts and making acquisitions.

          As the major cities in Texas (such as Houston and Austin) expand their boundaries, they periodically acquire MUD-owned facilities through annexation to city-owned facilities; however, during 2002, none of the MUD facilities operated by our Services Group was annexed to city-owned facilities.

          As of December 31, 2002, our Services Group had 263 MUD contracts, an increase of 85 contracts compared to December 31, 2001. As of December 31, 2002, we had 196 O&M contracts compared to 66 contracts as of December 31, 2001.  The acquisition of Aqua Services in November 2002 accounted for most of the increase in MUD and O&M contracts during 2002.

          The following table indicates the number of Services Group contracts in effect as of the end of each of the three most recent years:

Table 1
Services Group – Number of Contracts

	Contracts as of December 31,

	2002	2001	2000

MUD contracts	263	178	173
O&M contracts	196	66	29

          Our Services Group’s revenue backlog consists of new and existing contracts. We include new contracts in the backlog when both the client and we have signed the contracts. Revenues included in the backlog may be realized over a multi-year period. The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these existing contracts is reflected in the backlog. MUD and submetering contracts are assumed to have a 36-month term, consistent with our experience, and are included in the backlog computation using an assumed 36-month term. We believe our backlog figures are firm, subject only to the cancellation and modification provisions contained in the contracts.

          As of December 31, 2002 and 2001, our Services Group backlog was approximately $275,000,000 and $144,000,000, respectively. The increase in the backlog was primarily due to 1) the addition of several new O&M and MUD contracts resulting from the acquisition of Aqua Services and 2) the addition of a $25,000,000 construction project of a reverse osmosis water treatment plant in San Juan Capistrano, California.  Of the backlog as of December 31, 2002, we anticipate that approximately $100,000,000 will be realized in revenues during calendar year 2003.

           h.     Seasonality

          Our Services Group operations can be affected by severe weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us that may not necessarily be recoverable from our various city contracts. However, such severe weather conditions are infrequent, and any additional costs that we incur that cannot be billed under our contracts are not material to our results of operations.

          Revenues and earnings of our utility submetering business are generally not subject to seasonal fluctuations.

           2)     Utility Group

           a.     Development of Business, Services and Regulation

California

          Our regulated public water utility in California produces and supplies water for residential, business, industrial and public authority use and for private and public fire protection service under the jurisdiction of the California Public Utilities Commission (CPUC). Our California utility service area contains a population of approximately 311,000 people in an area of approximately 43 square miles within Los Angeles and Orange counties, California.

          Our California utility or its predecessor entities have supplied water since approximately 1907. From the mid-1950s to the late 1960s, our operations expanded rapidly as most of our service area was converted from agricultural use to residential, business and industrial use. We have experienced only modest connection growth since the late 1960s, principally due to the population saturation of our service area. In February 2000, our California utility purchased the City of West Covina’s (West Covina) water distribution system and facilities, which added approximately 7,000 connections to our customer base, an increase of approximately 11%.

          The following table indicates by classification the number of water connections that our California utility served as of the end of each of the past three years:

Table 2
California Utility – Number of Water Connections by Classification

	Water Connections as of December 31,

	2002	2001	2000

Residential	70,657	70,495	70,527
Business and industrial	3,015	2,996	2,798
Other	1,174	1,174	1,158

Totals	74,846	74,665	74,483

          During 2002, our California utility’s annual revenues were approximately 72% from sales to residential connections, approximately 17% from sales to business and industrial connections, and approximately 11% from sales to other connections.

New Mexico

          Our regulated public water utility in New Mexico provides water supply and sewage collection services for residential, commercial and irrigation use and for fire protection service under jurisdiction of the New Mexico Public Regulation Commission (NMPRC). Our New Mexico utility service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, New Mexico, and contains a population of about 36,000 people in an area of approximately 34 square miles, of which an estimated 34% has been developed.

          The following table indicates by classification the number of water connections served by our New Mexico utility as of the end of each of the most recent three years:

Table 3
New Mexico Utility – Number of Water Connections by Classification

	Water Connections as of December 31,

	2002	2001	2000

Residential	10,554	9,253	8,037
Business and industrial	707	668	631
Other	104	85	80

Totals	11,365	10,006	8,748

          Our New Mexico utility has grown from approximately 800 connections at the time of its acquisition in 1969 to over 11,000 connections. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial development. During 2002, we added 1,359 new water connections and 1,317 new wastewater connections in New Mexico. Because of the continuing real estate development in its service area, our New Mexico utility expects continued connection growth in 2003. During 2002 and 2001, our revenues in New Mexico were approximately 61% and 58%, respectively, from sales to residential connections and approximately 39% and 42%, respectively, from sales to commercial and industrial connections.

          Texas

          Our Texas utilities currently provide water supply and sewage collection and treatment services to approximately 5,800 connections for residential, commercial, irrigation and fire protection under the jurisdiction of the Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission. Our service areas in Texas are located near the City of Austin, and contain a population of approximately 19,000 people in an area of approximately eight square miles, of which an estimated 46% has been developed. These service areas are experiencing continued real estate development, and we expect the number of connections to continue growing in 2003.

Table 4
Texas Utilities – Number of Water Connections by Classification

	Water Connections as of December 31,

	2002	2001	2000

Residential	5,602	5,171	4,864
Business and industrial	152	145	138

Totals	5,754	5,316	5,002

           b.     Sources of Water

          The wells owned and operated by our California utility pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the Main Basin) and the San Gabriel Central Basin (the Central Basin). Our rights to pump water from the Main and Central Basins are fully adjudicated under California law, and these adjudications establish our right to produce water at levels and at a cost prescribed each year by the Watermaster Boards (the Boards) that manage the Main and Central Basins. Our California utility is also allowed to produce water from the Main and Central Basins in excess of the amount prescribed by the Boards, but when such excess production occurs, an additional payment from our utility is required to provide for the replenishment of the water supply.  As the water levels in the Main and Central Basins increase or decrease, the Boards may adjust the amount of water that we are allowed to pump without paying any additional charges. As discussed in Part D. Environmental Matters, in recent years, the availability of water from the Main Basin has decreased because of groundwater contamination issues. As a result, the amount of water that our California utility has pumped from the Main Basin has declined. During 2002, the Main and Central Basins were the source of approximately 28% of our California water supply, compared to approximately 54% and 60% in 2001 and 2000, respectively.  Generally, purchased water is more expensive than water pumped from our own wells.

          Our water supply in California is supplemented by water purchased from external sources. We purchase water from the Metropolitan Water District (MWD) of Southern California through member agencies and other customers of member agencies. We also purchase water from two mutual water companies that produce their water from the Main Basin. Our California utility’s ownership of shares in each of these mutual water companies has allowed it to purchase water at a cost that is lower than many other sources. In addition, in the past we have leased Main Basin pumping rights from other parties, which has reduced our cost of water in California. However, we cannot assure you that these sources of water will remain unaffected by the Main Basin groundwater contamination issues or that our California utility will be able to use these water sources indefinitely.

          In Part D. Environmental Matters, we discuss certain groundwater issues impacting the Main Basin. In 2001 we were required to shut down some of our wells. This resulted in our California utility purchasing approximately 46% of its water supply from the MWD and other sources in 2001, compared to approximately 40% in 2000. During 2002, our California utility shut down additional wells. As a consequence, the Main and Central Basins were the source of approximately

28% of our California water supplies in 2002, and we were required to purchase approximately 72% of our water supply from the MWD and other water sources. Under an agreement made in early 2002, we have been reimbursed for certain costs of purchasing water needed to replace lost production as a result of the Main Basin contamination issues.  We expect such reimbursement to continue until completion of remediation.

          To date, we have been able to produce and purchase enough water to meet our current customer requirements in California. However, we cannot assure you that we will be able to produce or purchase enough water to fully satisfy future customer demand in our California service area. We are currently examining various options to increase our available water supply in California. These options include drilling new wells, adding connections to our existing MWD supply lines and constructing water treatment facilities. We cannot assure you that the results of drilling the wells will be successful, that we will be able to obtain necessary permits to add new supply lines and connections, or that we will be able to obtain regulatory or legislative approval to operate new water treatment facilities.

          Our New Mexico utility owns five wells and four reservoirs, and we believe that we have adequate water capacity to serve our current customer base as well as new customers over the next decade, based upon the current growth rate. The wells that we own and operate in New Mexico produce water from the Rio Grande Underground Basin.

          As customer growth continues in our New Mexico service area, we may have to increase our water supply capacity through additional well construction to ensure an adequate supply of water. If an interruption were to occur in our New Mexico water supply, our New Mexico utility also has an emergency supply of water available through an interconnection with another water purveyor.

          Our Texas utilities own eight wells and 10 reservoirs in addition to distribution, collection and treatment facilities. Water is pumped out of the Edwards aquifer. We believe that we have adequate capacity to serve our existing customer base in Texas.

          As customer growth continues in our Texas service areas, we may have to increase the water supply capacity of our Texas utilities through a combination of outside water purchases and the construction of additional wells. One of our Texas utilities has a 20-year agreement to purchase water from the City of Austin.

           c.     Water Quality Regulation

          The water supplies available to our utilities in California, New Mexico and Texas are subject to regulation by the United States Environmental Protection Agency (EPA) under the 1996 Federal Safe Drinking Water Act (US Act).  The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels (MCLs) and filtration of surface water supplies.

          Our California water supplies are also subject to regulation by the Office of Drinking Water of the California Department of Health Services (DOHS) under the California Safe Drinking Water Act (Cal Act). The Cal Act and the rules of the DOHS are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the DOHS are more stringent than those of the EPA.

          In addition to the EPA and the DOHS water quality regulations, our California water utility is also subject to water quality standards that may be set by the CPUC. The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the DOHS.

          The water supplied by our New Mexico utility is subject to regulation by the EPA and by the State of New Mexico Environmental Improvement Division. The water supplied by our Texas utilities is subject to regulation by the EPA and by the TCEQ.

          In June 1998, we detected the substance N-nitrosodimethylamine (NDMA) in one of our California utility’s wells at a level in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. In 1999, our California utility completed construction of a treatment facility that is intended to reduce NDMA in this well to non-detectable levels. In February 2001, we received final regulatory approval of the facility and in May 2001, our California utility began producing water from this well.

          In January 2002, the DOHS set a more stringent recommended standard for the substance perchlorate, which was subsequently detected in this California well at levels in excess of the revised standard. We immediately removed this well from service. In 2000, in another of our California utility’s well fields, we detected amounts of contaminants in excess of the EPA reference dosage for health risks.  All wells in that well field were immediately removed from service.  The water production from these wells was replaced with purchased water, the excess costs of which were substantially funded by the Cooperating Respondents (CRs).

          In February 2002, the EPA set a more stringent arsenic standard in drinking water from 50 parts per billion to 10 parts per billion, which must be fully met by 2006. At the present time, our water sources in California and Texas are in compliance with the new standards. The DOHS is holding discussions that could result in a more stringent arsenic standard effective in June 2004. We cannot predict the impact that such changes in the arsenic standard would have on our California and Texas water utility operations. If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on our financial position or results of operations in California and Texas.

          Although our New Mexico utility meets the current arsenic standard of 50 parts per billion, it does not meet the newly adopted arsenic standard of 10 parts per billion. To meet this new standard by the required 2006 implementation date, we are considering an option that includes the construction of an arsenic removal treatment plant. We anticipate that significant capital expenditures at our New Mexico facility may be required to comply with the new arsenic standard, and we anticipate that the change in standard may have an impact on our New Mexico water utility operations. However, we cannot determine the impact at this time. We believe that there may be funds available from state or federal agencies that could defray all or a part of the capital expenditures that we believe will be necessary to meet the new arsenic standards. If this new standard has an impact on our New Mexico operations, we will likely present a rate case to the NMPRC to recover these costs. We cannot assure you that funds will be made available to our New Mexico utility or that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

          Costs associated with testing of our water supplies in California have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. We believe that costs associated with the additional monitoring and testing of our water supply in California will be recoverable from ratepayers through future rate increases. However, we cannot assure you that water sources currently available to our California utility will meet future EPA or DOHS requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures by our California utility in the future. We believe that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, we cannot assure you that recovery of such costs will be allowed.

          Both the EPA and the DOHS have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels of organic and volatile and semi-volatile organic compounds (VOCs), herbicides, radio nuclides, pesticides and inorganic substances are present in water supplied to the public. Our California water quality personnel regularly sample and monitor the quality of water being distributed throughout the system. Our California utility conducts sampling, testing and inspections at the intervals, locations and frequencies required by EPA and DOHS regulations. Chlorination is performed as a safeguard against bacteriological contamination. In addition to water sampling and testing performed by our personnel, independent engineers retained by the Boards conduct sampling and testing for certain pollutants such as VOCs. Water samples from throughout our California water system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been established. The results of the sampling and testing are made available to DOHS and to all water purveyors that produce water from the Basins. The cost of such sampling and testing is covered by Board assessments to the producers.

          Samples of water from throughout our water systems in California, New Mexico and Texas, as well as treated wastewater, are regularly tested by independent, state-certified laboratories, and the test results are sent to the respective state regulatory agencies. Chlorination is performed as a safeguard against bacteriological contamination.

Each of the companies in our Utility Group provides its customers with an annual water quality report that, among other matters, informs them of the sources and quality of the water being provided.

          We believe that water supplied by our California utility meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation and CPUC standards. We also believe that water supplied by our New Mexico utility and our Texas utilities complies with all current requirements of the EPA and the respective state regulatory agencies. However, we cannot assure you that water sources currently available to our water utilities will meet future EPA or state regulatory requirements, or that such future requirements will not necessitate future capital expenditures by our water utilities.

           d.     Competition

          Our Utility Group companies in California, New Mexico and Texas each operate under a Certificate of Public Convenience and Necessity granted by the CPUC, NMPRC and TCEQ, respectively.  These companies are also regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of our water utility businesses. Our Utility Group water businesses are dependent upon maintaining these certificates and upon various governmental and court decisions affecting our water rights and service areas.

          California, Texas and New Mexico state laws provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under these state laws, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. We are not aware of any impending proceeding for the condemnation of any portion of their facilities.

           e.     Rate Establishment

          Under current CPUC practices, California customer water rates may be increased through general rate increases or by offsets for certain expense increases. Since September 30, 2002, the California Public Utilities Code has required that CPUC-regulated water utilities file general rate cases every three years. General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public participation hearings are also held. Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC’s authorization of new rates.

          In addition to a general rate increase, the CPUC typically provides for a step increase in the second and third years after a general rate review.  The step increases are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. In recent years, our California utility succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. However, in accordance with a change in the law, our California utility made a filing on April 2, 2002 to start a new general rate case, and the rate case proceedings are currently underway.  Both the Company and the CPUC staff have testified before an Administrative Law Judge and the judge has rendered a preliminary opinion. That opinion is pending with the CPUC. We anticipate a rate increase in the first half of 2003.

          One of our Texas utilities filed for a general rate increase in June 2001, and new rates became effective in January 2002. Our other utilities are not currently seeking any rate increase; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in periodic requests for rate increases.

          Under prior CPUC procedures, rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water were approved through an abbreviated proceeding that required approximately two months from the time a request was filed to the authorization of new rates. Under current CPUC guidelines, offset increases are no longer as readily available, have more restrictions and will no longer be considered by the CPUC unless they occur within a three-year general rate cycle.

          Prior to November 29, 2001, the CPUC permitted California water utilities to record the difference between actual and CPUC-adopted water production costs in balancing accounts on the balance sheet, with a corresponding adjustment in the income statement. In 2001, our California utility recorded approximately $700,000 of balancing account benefits in its income statement, and had a total balance of approximately $2,300,000 in deferred costs recorded as an asset on its balance sheet at the end of November 2001.  As mentioned above, no such benefits were available in 2002.  The disposition of pre-November 29, 2001 balancing accounts became the subject of a CPUC rulemaking.  On December 17, 2002, the CPUC issued a decision considered favorable to the water industry that should allow our California utility to recover approximately $2,300,000 that was in its balancing account on November 29, 2001.

          Subsequent to November 29, 2001, our California utility has accounted for the difference between actual and CPUC-adopted water production costs in current operations in the income statement. Such costs have been tracked on a memorandum basis, and the rules for the recovery, if any, of such costs are the subject of CPUC rulemaking. The changed CPUC rules resulted in a reduction in revenue and earnings before taxes of approximately $700,000 in 2002 compared to 2001, and we believe that the changed CPUC rules will result in fluctuations in revenues and earnings in future periods.

          Historically, our utilities have been permitted to increase rates as necessary to achieve a reasonable rate of return, and we believe that this practice will continue in the future. However, the inability to increase rates in the event that certain costs increase could adversely affect the results of operations of our Utility Group.

          Requests for rate increases for our New Mexico utility are submitted to the NMPRC with the test year typically being the previous year’s actual results. Because of the continued growth in its service area, our New Mexico utility has not found it necessary to request a general water rate increase during the past several years. The most recent general water rate increase granted to our New Mexico utility was in 1984, while the last general sewer rate increase granted to our New Mexico utility was in 1995.

          In Texas, requests for rate increases are submitted to the TCEQ with the test year typically being the previous year’s actual results.  One of our Texas utility companies filed for a rate increase in April 2001 and received approval from the TCEQ for a 48% increase in December 2001. In addition, we received annual step increases for 2002 through 2004.

           f.     Growth

          In recent years, the growth of our California utility has been limited to extensions into new subdivisions along the periphery of its service area. There is little undeveloped land available for new business, industrial construction or residential growth in the California service area. As a result, we do not anticipate any significant increase in the number of connections in our current service area.

          In February 2000, our California utility purchased West Covina’s water distribution system and facilities for a price of approximately $8,500,000. The sale closed February 25, 2000, and we assumed ownership and operation of the water system on that date. The transaction added approximately 7,000 connections to our California utility customer base, an increase of about 11%.

          Although our utility service areas in California are mature, our California utility operations are capital intensive. Significant capital expenditures are necessary for the renovation and replacement of our facilities in California. Capital is generated from our California utility operations, periodic debt financing and lines of credit that we maintain with banks. To a lesser extent, our California utility receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility replacement. For the years ended December 31, 2002, 2001 and 2000, capital expenditures in California approximated $10,000,000, $4,700,000 and $5,600,000, respectively. Of these amounts, our California utility received capital contributions and advances from developers of approximately $2,535,000, $339,000 and $1,110,000 in 2002, 2001 and 2000, respectively. Additions for 2002 included approximately $4,278,000 of expenditures reimbursed to our California utility under a settlement agreement relating to Main Basin groundwater contamination (see Part D. Environmental Matters below).

          Because our New Mexico utility service area continues to experience rapid growth, our operations are capital intensive. Capital is generated from New Mexico operations, periodic debt financing, bank lines of credit extended to our New Mexico utility and to Southwest Water, contributions in aid of construction received from developers, and from advances received from developers, which must be repaid under rules of the NMPRC. For the years ended

December 31, 2002, 2001 and 2000, capital expenditures approximated $7,500,000, $3,700,000 and $3,500,000, respectively. Of these amounts, our New Mexico utility received capital contributions from developers of approximately $6,740,000, $3,103,000 and $2,847,000 in 2002, 2001 and 2000, respectively.

          Because our Texas utility service areas are also in locations of rapid growth, these operations are capital intensive as well. Capital is generated from Texas operations, a bank term loan to the larger of our Texas utilities, and Living Unit Equivalent connection fees (LUEs) received from developers. For the years ended December 31, 2002 and 2001, capital expenditures were approximately $13,700,000 and $5,019,000, respectively. Of these amounts, our Texas utilities received contributions and LUEs from developers of approximately $4,800,000 in 2002 and $1,026,000 in 2001.

          In recent years, the City of Albuquerque has annexed a significant portion of our service area in New Mexico; however, we have continued to serve the customers located in the annexed areas. Currently, 80% of our utility customers in New Mexico are located within Albuquerque’s city limits. In 1998, Albuquerque initiated an action in eminent domain to acquire our New Mexico utility operations. In September 2000, the Albuquerque City Council voted to withdraw the condemnation proceeding. We received a formal withdrawal of the condemnation in 2001 and Albuquerque reimbursed us for approximately $115,000 in legal fees incurred as a result of the condemnation proceeding. We are not aware of any impending proceedings for the condemnation of any portion of our facilities in New Mexico.

           g.     Seasonality

          Our Utility Group water operations are seasonal because rainfall and weather conditions affect water consumption. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry.  The results of operations for one quarter do not indicate results to be expected in another quarter. Drought conditions may result in consumer conservation efforts or water shortages, which can reduce consumption. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our utility operations. Utility Group wastewater operations are generally not affected by seasonality.

           D.     Environmental Matters

          The water supply of our California water utility has been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals (including NDMA and perchlorates) disposed of by various industrial companies in the 1940s and 1950s. In 2001 and 2002, this contamination necessitated the shutdown of a number of our wells in California (see Item 1. Description of Business - Part C. 2) c. Water Quality Regulation above).

          In May 2002, a settlement was reached among some of the alleged polluters (the Cooperating Respondents or CRs) and a number of water companies, including our California water utility. As part of the settlement, in the second quarter of 2002, we recorded income of approximately $1,649,000 and received payments, primarily representing reimbursement of certain water and energy costs incurred in 2000 and 2001. Additionally, as part of the settlement, we have received payments in 2002 and expect to continue to receive payments in future periods from this settlement until completion of remediation. The payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump our wells had they not been shut down as a result of the contamination. We bill and collect this reimbursement each month, and the amounts are recorded as a reduction of water costs included in direct operating expenses.

          For our California utility, the settlement also provides capital contributions to construct two new wells, pipelines and additional interconnections with other water sources. In accordance with the terms of the settlement agreement, the CRs were required to provide financial assurances in the form of either irrevocable standby letters of credit or cash into an escrow account equal to the total amount of capital funds required to complete the clean-up process for all water companies impacted by the contamination, estimated at approximately $250,000,000.  Funds from the settlement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future. During 2002, we received approximately $4,278,000 from the CRs to pay for capital expenditures related to these long-term solutions.

           E.     Service Areas

          Our Services Group provides water and wastewater operations and maintenance services primarily in California, New Mexico, Texas, Colorado, Georgia, and Mississippi.  This group is headquartered in Sugar Land, Texas.  Our submetering efforts are headquartered near Denver, Colorado, where we support clients in 29 states.  Our Utility Group owns and operates regulated water and wastewater facilities in California, New Mexico, and Texas.  This group is headquartered in West Covina, California.

           F.     Credit Concentration

          We have no individual customers who accounted for 10% or more of our consolidated revenues in 2002, or whose loss would have a material adverse effect on our consolidated or operating segment revenues.

           G.     Intellectual Property

          The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities, although we have several patents pending for certain submetering equipment. Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

           H.     Regulatory Matters

          The CPUC, the NMPRC and the TCEQ regulate the rates and operations of our Utility Group companies in California, New Mexico and Texas, respectively. The rates established by these agencies are intended to provide the utilities an opportunity to recover costs and earn a reasonable return on capital.

          Under current CPUC practices, California customer water rates may be increased through general rate increases or by offsets for certain expense increases. An amendment to the California Public Utilities Code effective September 30, 2002 requires CPUC-regulated water utilities to file general rate cases every three years. General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Public participation hearings are also held. Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC’s authorization of new rates.  The previously mentioned change in the law requires the CPUC to render rate decisions in accordance with its rate case plan.  It also provides that, if the CPUC does not issue its decision in accordance with the plan, utilities may implement interim rates subject to refund.

          In addition to a general rate increase, the CPUC typically provides for step increases in the second and third years.  The step increases are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that earnings levels have not exceeded the rate of return authorized at the general rate proceeding. In recent years, our California utility succeeded in achieving efficiencies and cost savings that resulted in the deferral of rate requests. However, in accordance with a change in the law, our California utility made a filing on April 2, 2002 to start a new general rate case, and the rate case proceedings are currently underway.  Both the company and the CPUC staff have testified before an Administrative Law Judge and the judge has rendered a preliminary opinion.  That opinion is pending with the CPUC.  We anticipate a rate increase in the first half of 2003.

          Under prior CPUC procedures, rate increases to offset increases in certain expenses such as the cost of purchased water and energy costs to pump water were approved through an abbreviated offset proceeding that required approximately two months from the time a request was filed to the authorization of new rates. Under current CPUC guidelines, offset increases are no longer as readily available as they have been in the past. Offset increases have more restrictions and will no longer be considered by the CPUC unless they occur within a three-year general rate cycle.

          Prior to November 29, 2001, the CPUC permitted California water utilities to record the difference between actual and CPUC-adopted water production costs in balancing accounts on the balance sheet, with a corresponding adjustment in the income statement. In 2001, our California utility recorded approximately $700,000 of balancing account benefits in its income statement, and had a total balance of approximately $2,300,000 in deferred costs recorded as an asset on its balance sheet at the end of November 2001.  As mentioned above, no such benefits were available in 2002.  The disposition of pre-November 29, 2001 balancing accounts became the subject of a CPUC rulemaking.  On December 17, 2002, the CPUC issued a decision considered favorable to the water industry that should allow our California utility to recover approximately $2,300,000 that was in its balancing account on November 29, 2001.

          For water production costs incurred on or after November 29, 2001, the CPUC eliminated the use of balancing accounts. In place of the balancing account, our California utility has accounted for the difference between actual and CPUC-adopted water production costs in current operations in the income statement. Such costs have been tracked on a memorandum basis, and the rules for the recovery of such costs are currently the subject of the previously mentioned CPUC rulemaking. The changed CPUC rules resulted in an increase in expense and a decrease in earnings before taxes of approximately $700,000 in 2002 compared to 2001, and we believe that the changed CPUC rules will result in fluctuations in revenues and earnings in future periods.

          Southwest Water and its Utility Group closely monitor legislative, EPA, CPUC, NMPRC and TCEQ developments. The various water industry associations in which we participate also monitor these developments. We do not know the possible legislative, EPA, CPUC, NMPRC or TCEQ changes that will be enacted or the terms of such changes if enacted. Therefore, we cannot predict the impact, if any, of future legislative changes, EPA, CPUC, NMPRC or TCEQ developments or changes on our financial position, results of operations or cash flows.   However, as discussed in Part D. Environmental Matters, future capital investments may be needed to meet new EPA arsenic requirements.

          Our Services Group pricing is not subject to regulation by any public regulatory commissions.

           I.     Employees

          At December 31, 2002, we employed approximately 1,200 people, none of whom is represented by an employee union. We believe that our labor relations are positive.

           J.     Dividend History

          During the past five years, Southwest Water has paid a cash dividend in each quarter.  For specific information relative to dividends paid during 2002 and 2001, see Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters. In addition, we have also declared stock splits, paid in the form of stock dividends, annually over the last five years.

           K.     Risk Factors

          1) Risk Factors that impact our Utility Group operations

          a) Weather conditions can impact the financial results of our Utility Group.

          Rainfall and weather conditions affect our utility operations, with most water consumption occurring during the third quarter of each year when weather tends to be hot and dry.  During this period, our marginal costs of water may exceed our marginal revenues as we use higher-cost purchased water to meet customer demand.  Therefore, while our revenues may increase, we may experience lower profit margin ratios during periods of peak demand.

          Drought or unusually wet conditions may also adversely impact our revenues and profitability.  During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water costs due to supply shortages. Since a fairly high percentage of our water is used outside of our customers’ homes to water yards and fill pools, unusually wet conditions could result in decreased customer demand, lower revenues and lower profit.

          Consequently, the results of operations for one quarter should not be used to predict the results of future quarters.

          b) Rates that we are allowed to charge customers are set by regulatory agencies.

          The water and wastewater utilities owned by our Utility Group are subject to regulation by governmental agencies which establish the rates that we may charge our customers.  These rates are intended, in concept, to permit our utilities to recover operating costs and earn a rate of return on our investment in utility plant and equipment. Each state regulatory agency sets the rules and policies that allow our utilities to file applications to increase rates as expenses or investment needs increase. These rules and policies may require that we estimate future expenses or may require that we incur specific expenses before there can be a change in rates.  As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses, or other factors.  For example, electric power costs in California have been volatile in recent years.  While we are using energy-efficient techniques and new and better equipment, we are also seeking an increase in rates.  If we were unable to obtain a rate increase that completely offsets the effect of higher power costs, we would realize a decrease in our profitability.

          The regulatory agencies may change their rules and policies which may adversely impact our profitability.  In some states regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency.  Changes in rules and policies may adversely impact our profitability.  For example as discussed in Part C. 2) e., the California Public Utility Commission’s changes to the balancing account procedures in late 2001 impacted our earnings in 2002.

          c) We own assets in areas subject to natural disasters.

          Some of our utility operations are located in an area of southern California that is subject to earthquakes and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event could adversely impact our ability to deliver water.

          d) We may not be able to provide an adequate supply of water to our customers.

          Several factors impact our ability to provide water to our customers.  The first factor is our ability to find water that meets all state, federal, state regulatory water quality standards.  We face contamination and pollution issues regarding our water supplies.  Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality.  While we continuously treat and test our water supplies to ensure that the water we distribute complies with water quality standards, we cannot assure you that we will be able in the future to reduce the amounts of contaminants in our wells to acceptable levels.  In addition, the standards that we must meet are constantly changing and becoming more stringent.  For example, in February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion.  As discussed in Part C. 2) c., if we cannot find an adequate treatment method to reduce arsenic in our New Mexico utility’s well water, we would have to find alternative sources of supply.

          Each of our utilities obtains its water from various sources.  The preferred source is pumping water from aquifers within our service areas.  In the event that our wells cannot meet the customer demand, we have the ability to purchase water from surrounding municipalities, agencies and other utilities.  However, these alternative sources of supply may not always have an adequate supply to sell us.  For example, our California utility purchases water from the Metropolitan Water District of California, which receives water from the Colorado River.  In 2003, the US Department of the Interior restricted the amount of water that California may receive from the Colorado River.  This restriction may impact the amount of water that the Metropolitan Water District can sell to our utility in the future.  We can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of our water will not adversely affect our revenues and profits.

          e) We need access to capital to continue to invest in our utility assets.

          To meet both the regulatory requirements for rates, increases in customer connections, and environmental challenges we need to continue our investment in utility plant and property.  Currently we obtain the funds for our capital projects from shareholder equity, contributions by developers and the use of both short and long-term debt.  In the event that the capital markets for any of these sources were not available, or if we could not raise the capital in a manner acceptable to the regulators, our financial performance could be adversely affected.

          2) Risk factors that impact our Services Group operations

          a) We operate in a competitive market with low operating margins.

          Our Services Group competes with several larger companies whose size, larger balance sheets, customer base, technical expertise and capital resources may restrict our ability to compete successfully for certain operations and maintenance contracts.

          Our utility submetering, installation, billing and collection business is also highly competitive. We strive to develop an expertise in managing each property we serve.  However, the submetering industry does not typically use long-term contracts and management companies and owners of multi-family dwellings periodically change billing and collection companies. In addition, our utility submetering company competes with several larger competitors whose size, customer base and capital resources may restrict our ability to compete successfully for certain contracts. Submetering is a relatively new industry and may attract other large competitors.

          Due to the nature of our contract operations business which provides utility services, primarily operations and operations management, to municipalities and municipal utility districts, and to the very competitive environment of the market, we operate in a low margin environment.  We must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other large companies.  Our inability to do so could adversely impact our future revenue growth and profitability.

          b) We market our services in a political environment.

          In the United States, municipalities own and municipal employees operate the majority of water and wastewater systems.  A significant portion of our Services Group’s marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain “public interest” groups generally oppose the principle of outsourcing and are active opponents in this process.  The political environment means that decisions are made based on many factors, not just economic factors.

          Because we are selling in a political environment, we are subject to changing trends and municipal preferences.  Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services. Our revenue growth depends upon our ability to generate new as well as renew operating contracts with smaller cities, other agencies and municipal utility districts.

          c) Our business depends on trained, qualified employees.

          State regulations set the training, experience and qualifications standards required to operate specific water and wastewater facilities.  We must recruit, retain, and develop qualified employees, maintain training programs and support employee advancement.  We must obtain the proper management and operational people, finding state-certified and qualified employees to support the operation of water and wastewater facilities.  Failure to do so could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues.

          d) Risk of events such as hurricanes, tornadoes and floods may impact our profitability.

          Our Services Group contract operations can be impacted by heavy rainfall which may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions, such as hurricanes, tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our firm, fixed-price O&M contracts, and may adversely impact our revenues and profitability.  However, for our non-fixed-priced contracts, these events may provide additional billable opportunities to provide cleanup and repair work.

          e) Our Services Group contracts have certain performance risks.

          Our Services Group operating contracts require high levels of service to our clients.  If we are unable to provide such services, the client may refuse payment, terminate the contract and may initiate a claim against us.  Though we provide training programs, maintain close management oversight, provide performance bonds to our clients and follow other best practice activities, should we fail in providing these services properly, it may adversely impact our revenues and profitability.

          Additionally, in certain circumstances our submetering business may use estimates in calculating invoices sent to tenants on behalf of our landlord clients.  These estimates may involve allocations of common area space, extrapolation of usage data, allocation of usage between billing periods, correction of incorrect meter readings, and usage allocation based upon facility size, tenant load, occupancy term and other factors.  We believe that estimates used in our submetering business are reasonable and reflect common practices in the industry.  However, we cannot assure you that we will not face claims regarding the use of such estimates, which may impact our profitability.

          f) Services Group contracts for the design and construction of water and wastewater projects may expose us to certain completion and performance risks.

          We have entered into, and may continue to enter into, design and construction contracts for water and wastewater facilities.  These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases for reasons beyond our control.  These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design, construction or operation of the project.  To minimize our exposure to the risks associated with construction projects, we procure maximum price contracts for significant subcontractors, and secure performance and completion bonds from those subcontractors.

          Certain of our contracts are fixed-price contracts, where we may bear all, or a significant portion of, the risk for cost overruns.  Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes or contracts and on cost and scheduling estimates.  These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.  There can be no assurance that we can avoid additional costs under these types of contracts.

          We may have contracts where we guarantee project completion by a scheduled date.  At times, we may guarantee that the project, when completed, will achieve certain performance standards.  If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts and/or penalties to the client resulting from any delay or for the costs to cause the project to achieve the performance standards.  To the extent that these events occur, and are not due to circumstances for which the customer accepts responsibility, and cannot be mitigated against performance bonds or our subcontractor contracts, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for the project.

          Our customers may require us to secure performance and completion bonds for certain contracts and projects.  Since September 2001, the market environment for surety companies has become very risk averse.  We secure performance and completion bonds for our contracts from these surety companies.  To the extent we are unable to obtain bonds, new contracts would not be awarded to us and as a result, we could experience reduced revenues and profits.  There can be no assurance that we can secure performance and completion bonds on new future projects, or obtain bond renewals on existing contracts or projects.

          We may manage engineering and construction activities for water and wastewater facilities where design, construction or systems failures can result in injury or damage to third parties. Any liability in excess of claims against our subcontractors, the performance bonds and our insurance limits at facilities so managed could result in liability claims against us, which may adversely impact our profits. In addition, if there is a customer dispute regarding our performance of project management services, the customer may decide to delay or withhold payment to us. If we were ultimately unable to collect these payments, our profits would be reduced.

          g) We use third party equipment and subcontractors.

          Our submetering business relies on third parties for certain product design, product manufacture and assembly, and product installation and service.  In selecting these third party service providers we attempt to ensure that they will provide a service that meets high quality standards.  We receive guarantees from certain of these vendors, but we cannot guarantee you that such guarantees completely protect us from the risk of quality failure in the design, manufacture, and installation of submetering equipment.  We cannot assure you that we will not face claims regarding product and installation quality for equipment placed in service either before our after our acquisition of our submetering business. Such claims could have an adverse impact on our profitability.

          h) Our Services Group is subject to environmental and water quality risks.

          Our client, the municipality or public agency, is the owner of the facilities that we operate under contract.  We operate each facility in accordance with various Federal and state water quality standards.  We also handle certain hazardous materials at these facilities, primarily chlorine gas.  Certain environmental issues could be attributed to any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, etc.  Should we fail to properly meet our contractual responsibilities relative to these issues, we could be subject to various claims and litigation costs.

          Though we attempt to operate using best practices, proper training, maintain close management oversight and utilizing insurance policies to reduce risks, we cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

          i) We have risks associated with a large fleet of vehicles.

          The Services Group has a fleet in excess of 500 vehicles.  Our employees drive over 8,000,000 miles per year.  We are subject to normal vehicle risks associated with operating a fleet this large, including automobile accidents causing damage or injury to our own leased vehicles or employees, as well as third party damage to other property, vehicles or possible injury to others.  Although we have vehicle insurance that covers material third party damage and liability, if we are not successful in managing this large fleet, it could have a material adverse impact on our profitability.

          j) Our operating costs may rise faster than our revenues.

          Many of our contracts with municipalities include contractual price increases tied to national consumer price indices.  However, our costs are subject to market conditions and other factors, which may increase significantly higher than a generalized price index.  The largest component of our operating costs is made up of salaries and wages.  These costs are impacted by the local supply and demand for qualified labor.  Other large components of our costs are workers compensation insurance, employee benefits and health insurance costs.  These costs may increase at rates higher than a price index and may have a material adverse effect on our future results of operations.

          k) Our operating contracts may be cancelled by a municipality, impacting our backlog.

          Our Service Group revenue backlog consists of new and existing contracts. We include new contracts in the backlog when both the client and we have signed the contracts. Revenues included in our backlog may be realized over a multi-year period. The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these existing contracts is reflected in the backlog.  Although our Services Group tends to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract. The inability to renew existing contracts could have a material adverse impact on our Services Group.  In addition, a municipality could cancel a long-term contract without notice. This would result in loss of revenues and operating profits and could involve us in litigation if a breach of contract occurs.

          As of December 31, 2002, our backlog was approximately $275,000,000. We believe that this backlog is firm.  However, we cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits.

          3) Other risk factors

          a) Our capital resources may restrict our ability to operate and expand our business.

          Of the $24,000,000 total capacity under our lines of credit, we have approximately $3,842,000 in available borrowing capacity as of December 31, 2002 as a result of using approximately $10,317,000 in borrowings on our lines of credit to fund the acquisition of Aqua Services in November 2002.  In addition to this borrowing capacity we had cash and cash-equivalent balances totaling approximately $1,606,000 as of December 31, 2002.

          As indicated in Note 17 to the accompanying consolidated financial statements, in March 2003, we entered into an agreement to amend one of our lines of credit under which the bank increased our line of credit capacity by $4,000,000 through December 31, 2003.

          We are currently evaluating our capital structure and potential financing alternatives available to us to provide additional liquidity.  These alternatives include increasing the size of our lines of credit, long-term asset backed financing capacity in our regulated utilities, sale and leaseback of certain fleet assets and administrative office space, and issuing debt or equity in either a public or private placement offering.  We anticipate that these financing alternatives will enable us to substantially reduce the amounts currently outstanding on our lines of credit during 2003.  While we believe that there will be lender and investor interest in these financing alternatives, there can be no assurance that we will be able to obtain such funding in 2003.  Also we cannot assure you that any financing completed will not increase our interest expense, dilute the percentage ownership of our existing shareholders, or dilute our earnings per share.

          We anticipate that our available line of credit borrowing capacity, cash balances, cash flow generated from operations, and execution of additional financing alternatives will enable us to continue operating and expanding our business.   We may be unable to renew our credit facilities when they expire.  We may be unable to execute additional financing alternatives at terms that we find acceptable.   If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending would be reduced or delayed, and any future acquisitions would be delayed or eliminated.  While we have the ability to take these actions during 2003, these actions could negatively impact our revenues, revenue growth, and profitability.

          b) We may fail to effectively manage growth.

          During the past few years, we have expanded our business both through internal growth and through acquisitions. We may actively seek acquisitions and joint ventures in each of our business lines. The success of our future business development and growth opportunities depends on our ability to attract and retain experienced and qualified persons to operate and manage our new business ventures. We cannot assure you that we will successfully manage our growth, and failure to do so could have a material adverse effect on our future results of operations.

          c) Our business may be impacted by the general economic conditions of real estate development in the United States.

          Both our Services Group and our Utility Group operations are impacted by the general economic conditions for real estate, the pace and location of real estate development activities within the United States.  Increases in the number of water and wastewater connections, connection fees and billing and collection accounts are the result of expanded real estate development in areas we serve.  We have little or no ability to control the pace and location of real estate development activities which affect our business.  We cannot assure you that we will be able to continue to increase the number of customer connections and accounts, which may adversely affect our revenue growth.

          d) Our operations are subject to certain risks due to their location.

          We own and/or operate water and wastewater facilities in numerous locations in eight or more states and, consequently, we are subject to weather, political, water supply, labor supply, utility cost, regulatory, economic and other risks in the areas we service.  We cannot control these risks. However, we believe that our broad geographic service area, while exposing us to these risks in numerous local markets, provides us a certain amount of geographical diversification against these risks at a consolidated company level.

L.     Company Information

          We make available free of charge on or through our Internet website our press releases, Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is “www.southwestwater.com”.

           Item 2. Properties

          Facilities

          Administrative Offices

          We lease administrative office and warehouse space at 13 locations in California, Texas, New Mexico, Colorado, Georgia, and Mississippi.  In aggregate, these office and warehouse facilities total approximately 70,700 square feet.  In addition we own administrative and warehouse space at four locations in California, Texas and New Mexico.  In the aggregate, the facilities we own total approximately 19,300 square feet of office space and approximately 10 acres of land.  We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth.  Our operations do not require uniquely specialized facilities, and we believe that additional or alternative office space is available, if required, at reasonable prices.  We may relocate some of our offices as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

          Water Production and Distribution Facilities

          Our California utility owns and operates water production and distribution systems consisting of well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utility has rights-of-way and easements in its service area necessary to provide water services. As of December 31, 2002, our California utility owned approximately 858 miles of transmission and distribution mains and 30 storage reservoirs with a total capacity of approximately 71,000,000 gallons. As of December 31, 2002, this utility also owned five active wells with a total pumping capacity of approximately 9,600 gallons per minute, compared to eight active wells with a total pumping capacity of approximately 15,600 gallons per minute at December 31, 2001. In the first two months of 2002, we removed three wells from service. In 2002, our California utility constructed two new wells, which we expect to activate in early 2003. We intend to continue our capital expenditure program, constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the CPUC. Our utility employees perform normal maintenance and construction work on these facilities while major construction projects are performed by outside contractors chosen through competitive bidding. Ongoing maintenance and repairs performed by our utility in California were approximately $1,900,000, $1,700,000 and $1,700,000 in 2002, 2001 and 2000, respectively, and approximated 6% of its operating expenses in each of the three years ended December 31, 2002, 2001 and 2000. As previously discussed, in 2000 our California utility acquired the West Covina water distribution system, which added 87 miles of transmission and distribution mains and four storage reservoirs with a total capacity of 15,000,000 gallons to our California production and distribution systems.

          Virtually all of our California utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended, (the California Indenture), securing our California utility’s First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to Southwest Water. Our California utility pays regular quarterly dividends to Southwest Water. As of December 31, 2002, our utility in California was in compliance with dividend limitations mandated by the California Indenture.

          Our New Mexico utility owns and operates a water production and distribution system consisting of well pumping plants, reservoir storage facilities, booster pumping stations, transmission and distribution mains, and service connections to individual customers. We have rights-of-way and easements in our New Mexico service area necessary to provide water and sewer services. At December 31, 2002, our utility in New Mexico owned five wells, approximately 172 miles of transmission and distribution mains and four storage reservoirs with a total capacity of approximately 10,000,000 gallons, and our wells have a total pumping capacity of approximately 9,525 gallons per minute. While facilities we own in New Mexico vary as to age and quality, we believe these facilities are in good condition and are adequate for current and foreseeable operations.

          Virtually all of our utility property in New Mexico is subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the New Mexico Indenture), securing our New Mexico utility’s First Mortgage Bonds. The New Mexico Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New Mexico utility may pay to Southwest Water. Our utility in New Mexico pays regular quarterly dividends to Southwest Water. At December 31, 2002, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture.

          Our Texas utilities own and operate water production and distribution systems consisting of well pumping plants, booster pumping stations, transmission and distribution mains, and service connections to individual customers. We have rights-of-way and easements in our Texas service areas necessary to provide water and wastewater services. At December 31, 2002, the larger of our Texas utilities owned six wells, eight reservoirs and approximately 30 miles of transmission and distribution mains, and its wells have a total pumping capacity of approximately 2,500 gallons per minute. At December 31, 2002, the smaller of our Texas utilities owned two wells, two reservoirs and approximately 14 miles of transmission and distribution mains. The wells owned by this smaller Texas utility have a total pumping capacity of approximately 1,000 gallons per minute.

Wastewater Facilities

          Our New Mexico utility owns and operates a sewer collection system consisting of one lift station and approximately 130 miles of interceptor and collector lines. Wastewater is treated at a city-owned facility.

          Our Texas utilities own and operate two sewer collection systems, including five lift stations and approximately 44 miles of interceptor and collector lines. In 2002, one of these wastewater treatment facilities was expanded to increase our combined processing capacity from approximately 1,900,000 gallons per day of sewage to over 3,500,000 gallons per day.

Item 3. Legal Proceedings

          In September 2002, we were named as a defendant in a lawsuit alleging wrongful death as the result of a chlorine gas leak that occurred in July 2000 at one of the facilities in Mississippi that we operate under an O&M contract.  The decedent who was exposed to the gas leak was treated and released from the hospital on the day following the gas leak.  He subsequently died eleven months later of causes that we believe are unrelated to the chlorine gas exposure.  We deny any wrongdoing and are vigorously defending against the claim. Our umbrella liability insurance carrier is currently absorbing the costs of defense of the lawsuit; however, we cannot predict the outcome of this lawsuit. Based upon information available at this time, however, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

          We were named as a defendant in three lawsuits filed in 1998 alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas sewage pumping station operated by us. A cross-complaint was subsequently filed and served on us by the City of Brushy Creek, Texas. In 2001, a settlement was reached with two of the plaintiffs and a third suit was settled in 2002. We expect the cross-complaint to be settled in 2003. Our subsidiary has been defended and indemnified by our insurance carrier and will be required to pay a $10,000 deductible on settlement of each of the claims.  We do not believe these actions will have a material adverse effect on our financial position, results of operations or cash flows.

          We were named as a defendant in several lawsuits alleging water contamination in the Main Basin. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. However, the plaintiffs may sue and collect damages from our California utility and other regulated water companies if they prove that water delivered did not meet CPUC water quality standards. The Court directed that the cases be sent to the trial court for further proceedings. We believe that our California utility has complied with CPUC water quality standards and are vigorously defending these claims. We have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. All lawsuits have been consolidated before a single California Superior Court judge. Discovery is underway and we expect, upon completion of that discovery, to obtain orders determining whether the plaintiffs are legally entitled to proceed against us, which plaintiffs may proceed against us and which claims may be prosecuted. We cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

          Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 4a. Executive Officers of the Registrant

          Our Board of Directors elects the executive officers each year at the first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of Southwest Water, and there are no agreements or understandings between any such officer and another person pursuant to which he or she was elected as an officer. There are no legal proceedings that involve any executive officer of the type requiring disclosure pursuant to the instructions to this item. The executive officers of Southwest Water are as follows:

Name	Age	Position and Offices Currently Held and Business Experience	Date First Elected

Anton C. Garnier	62	Chairman of the Board of Southwest Water Chief Executive Officer and President of Southwest Water	April 1996 January 1968
Peter J. Moerbeek	55	Executive Vice President of Southwest Water President of Southwest Water Services Group Director of Southwest Water President of ECO Director of Suburban and ECO	November 2002 August 2002 April 2001 November 1998 October 1995
Richard J. Shields	45

Chief Financial Officer of Southwest Water
Assistant Secretary of Southwest Water
Chief Financial Officer of Day Software AG (2001-2002)
Chief Financial Officer of Winfire, Inc. (1999-2001)
Chief Financial Officer of Frame-n-Lens, Inc. (1996-1999)

			October 2002 October 2002
Thomas C. Tekulve	51	Vice President of Finance of Southwest Water Vice President, Chief Financial Officer of Safeguard Health Enterprises, Inc. (1995-1998)	January 1999
Maurice W. Gallarda	49	Vice President New Business Development of Southwest Water Strategic Planning Consultant (1997-1998)	August 1999
Shelley A. Farnham	47	Vice President of Human Resources of Southwest Water Lead Human Resources Consultant, British Petroleum (1995-1998)	July 1998
Robert W. Monette	54	Vice President of Southwest Water President and Director of OpTech President of OpTech (1994-2001)	August 2001 August 2001

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

          Market Information

          The following table shows the range of market prices of Southwest Water’s common shares. The prices shown reflect the intra-day high and low bid prices for our common stock without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends declared in each quarter, reflect a 5% stock dividend on January 1, 2003, a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split in the form of a stock dividend on January 1, 2001. Our common stock is traded on the Nasdaq Stock Market under the symbol SWWC. At December 31, 2002, there were 2,305 stockholders of record.

	2002			2001

	Dividends	Market Price Range		Dividends	Market Price Range

		High	Low		High	Low

1st Quarter	$0.053	$15.43	$12.80	$0.050	$13.33	$10.71
2nd Quarter	$0.053	$18.19	$13.56	$0.050	$14.29	$11.24
3rd Quarter	$0.053	$18.10	$11.24	$0.050	$14.88	$11.48
4th Quarter	$0.058	$14.29	$12.02	$0.053	$15.04	$12.23

          Dividend Policy

          Since 1960, our practice has been to pay common stock dividends quarterly in January, April, July and October. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our board of directors. Our current quarterly dividend rate is $0.058 per share of common stock.

Item 6. Selected Financial Data

          Earnings per common share, cash dividends per common share and basic and diluted weighted average outstanding common shares reflect a 5% stock dividend on January 1, 2003, a 5% stock dividend on October 1, 2001, a 5-for-4 stock split in the form of a stock dividend on January 1, 2001, a 3-for-2 stock split in the form of a stock dividend on October 1, 1999, a 5-for-4 stock split in the form of a stock dividend on October 1, 1998 and a 5% stock dividend on January 1, 1998.

Years Ended December 31,	2002		2001	2000	1999		1998

	(in thousands except per share amounts )
Summary of Operations
Revenues	$130,800		$115,547	$104,741	$80,849		$72,146
Operating income	$10,774		$11,731	$11,039	$8,979		$7,806
Gain on sales of land	$119		$—	$128	$2,855		$110
Other income (a)	$2,551		$298	$161	$387		$268
Net income (d), (e)	$6,002		$5,451	$4,839	$5,430		$3,110
Net income available for common shares (d), (e)	$5,975		$5,424	$4,812	$5,403		$3,083

Common Share Data
Earnings per common share:
Basic	$0.61	(b)	$0.57	$0.53	$0.61	(c)	$0.36
Diluted	$0.58	(b)	$0.55	$0.52	$0.59	(c)	$0.35
Cash dividends per common share	$0.22		$0.21	$0.19	$0.16		$0.15

Statistical Data
Capital additions	$34,602		$16,589	$10,768	$9,509		$11,921
Total assets	$268,744		$225,186	$196,652	$142,950		$129,927
Long-term portion of lines of credit and debt	$74,880		$58,063	$46,351	$33,454		$33,400
Stockholders’ equity	$61,837		$55,718	$49,078	$40,718		$35,282

          See notes (a) – (e) on following page.

Notes to Item 6. Selected Financial Data (in thousands except per share data)

(a)	In 2002, other income includes $1,649 of income before taxes from a settlement with cooperating respondents, as well as a $980 gain before taxes on termination of a pension plan.

(b)	In 2002, includes $0.11 per share of income, net of taxes, from a settlement with cooperating respondents, as well as $0.06 per share gain on termination of a pension plan.

(c)	Includes a $0.18 per share gain, net of taxes, in 1999 on the sale of surplus land formerly used in water utility operations.

(d)

Excludes amortization of goodwill beginning in 2002.  The expense for amortization of goodwill was $104 and $63, net of taxes, in 2001 and 2000, respectively.  There was no amortization of goodwill in prior years.

(e)

Effective in 2002, we adopted the fair value based method of accounting for our stock options as outlined under SFAS No. 123, Accounting for Stock-Based Compensation.  This change was adopted under the retroactive restatement method as defined in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Accordingly, all prior periods presented have been retroactively restated to reflect compensation cost under the fair value based accounting method in SFAS No. 123 for all options granted, modified or settled in fiscal years beginning after December 15, 1994.  See Note 11 to the accompanying financial consolidated statements for full disclosures required under SFAS No. 123 and SFAS No. 148. The table below sets forth the effect of the retroactive restatement of prior periods:

	2001	2000	1999	1998

	(in thousands, except per share amounts)
Net Income:
Restated for adoption of SFAS No. 123	$5,451	$4,839	$5,430	$3,110
Previously reported, as adjusted (see below)	$5,942	$5,214	$5,657	$3,317
Basic Earnings per Common Share:
Restated for adoption of SFAS No. 123	$0.57	$0.53	$0.61	$0.36
Previously reported, as adjusted (see below)	$0.62	$0.57	$0.64	$0.38
Diluted Earnings per Common Share:
Restated for adoption of SFAS No. 123	$0.55	$0.52	$0.59	$0.35
Previously reported, as adjusted (see below)	$0.59	$0.54	$0.61	$0.37

The amounts we reported in our previously filed Annual Reports on Forms 10-K included the tax benefit from stock options exercised as a credit to the provision for income taxes.  This benefit should have been recorded as an increase to paid-in capital.  Accordingly, in the table above, the amounts we previously reported have been adjusted to properly account for this tax benefit. These adjustments which had the effect of reducing net income by $301, $167, $162 and $32 for 2001, 2000, 1999 and 1998, respectively, and reducing both basic and diluted EPS by $0.03, $0.02, $0.02 and $0.00 for each of these respective years compared to the amounts reported in our previously filed Annual Reports on Form 10-K.  These non-cash tax adjustments to net income have no effect upon our cash flows ability to pay dividends, current income tax liability or total stockholders’ equity for any of these four years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ADJUSTMENTS RELATED TO STOCK OPTION ACCOUNTING

          Effective in 2002, we retroactively adopted the fair value based method of accounting for stock options as outlined in SFAS No. 123.  Accordingly, all prior periods presented have been restated to reflect compensation cost that would have been recognized under the fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

          The amounts we previously reported in our Annual Reports on Form 10-K included the tax benefit from stock options exercised as a credit to the provision for income taxes.  This benefit for options exercised should have been recorded as an increase to paid-in capital.  Accordingly, the amounts previously reported have been adjusted to properly account for this tax benefit. These adjustments had the effect of reducing net income by $301,000, $167,000 and $162,000 for 2001, 2000 and 1999, respectively, and reducing both basic and diluted EPS by $0.03, $0.02 and $0.02 for each of these respective years compared to the amounts previously reported in our Annual Reports on Form 10-K.  These non-cash tax adjustments to net income have no effect upon our cash flows, ability to pay dividends, current income tax liability or total stockholders’ equity.

          See Note (e) to Item 6. Selected Financial Data, and Notes 2, 11 and 16 to the accompanying consolidated financial statements for more complete disclosure.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net Revenues and Operating Income

          Services Group

          Services Group revenues for 2002 were $78,833,000, an increase of 19% from $66,476,000 in 2001. This increase was due primarily to a) the acquisition of OpTech in August 2001, b) increased construction and O&M revenues and c) the acquisition of Aqua Services in November 2002, offset in part by decreased submetering revenues of 23% primarily as a result of a large construction project completed during 2001 with no similar project in 2002.

          Services Group operating income decreased 16% to $1,868,000 in 2002 compared to $2,215,000 in 2001.  As a percentage of this group’s revenues, Services Group operating income was 2% and 3% in 2002 and 2001, respectively. Services Group operating income for 2002 reflects decreased operating income from submetering, acquisition integration issues and higher medical and general insurance costs.

          Utility Group

          Utility Group revenues for 2002 increased to $51,967,000, an increase of $2,896,000, or 6%, from $49,071,000 in 2001. In 2002, water usage increased 6% at our California utility because of hot, dry weather in the third quarter and drought-like conditions throughout much of the year. Water usage increased 3% overall in New Mexico, primarily reflecting a 14% increase in the number of customers, offset in part by reduced water usage per customer during 2002. The effects of a rate increase and an increase in the number of customers at one of our Texas utilities also contributed to the increase in revenues.

          For 2002, our Utility Group operating income decreased 4% to $14,137,000 from $14,756,000 in 2001. As a percentage of this group’s revenues, operating income was 27% and 30% in 2002 and 2001, respectively. The decrease in 2002 operating income resulted primarily from the effect of higher water-volume-related expenses incurred at our California utility.  In addition, in 2001, our California utility was able to defer recognizing certain costs in the approximate amount of $700,000 until future rate cases through the use of a balancing account. As of November 29, 2001, the CPUC eliminated the use of balancing accounts, which negatively impacted our California utility’s 2002 operating income. This decrease was partially offset by a rate increase at one of our Texas utilities, which positively impacted operating income.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased 5% to $18,398,000 during 2002, compared to $17,492,000 for 2001. As a percentage of consolidated revenues, selling, general and administrative expenses were 14% and 15% in 2002 and 2001, respectively. The 2002 increase in selling, general and administrative expenses was primarily attributable to a) the acquisition of OpTech in August 2001, b) the acquisition of Aqua Services in November 2002, c) increases in medical and general insurance costs, d) marketing and new business development expenses and e) an increase in stock-based compensation expense recorded under SFAS No. 123 due to higher fair value for  options issued in 2002.

Other Income and Expense

          Interest Expense

          Total interest expense increased 22% to $4,494,000 during 2002, compared to $3,694,000 in 2001. The increase reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001.  This increase was partially offset by decreases in the interest expense on our bank lines of credit because we paid down a portion of our line of credit borrowing with the proceeds from the debentures. The interest expense on the bank lines of credit also decreased due to generally lower interest rates in 2002 compared to 2001. The effective interest rates on our indebtedness were approximately 6.8% and 7.4% in 2002 and 2001, respectively. The reduction in capitalized interest during 2002, compared to the prior year, was due primarily to a reduction in company-financed utility projects.

          The major components of interest expense for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

	(in thousands)
Interest expense - convertible subordinate debentures	$1,358	$613
Interest expense - bank lines of credit	604	1,240
Interest expense - mortgage bonds and bank term loan	2,245	2,335
Interest expense – other	481	296

Total interest expense before capitalized interest	4,688	4,484
Capitalized interest	(194)	(790)

Total interest expense	$4,494	$3,694

          Water-Related Cost Reimbursement

          In the second quarter of 2002, we accrued income for a reimbursement of approximately $1,649,000 for water-quality-related expenses incurred in 2001 and 2000. Additionally, in 2002 we received and will continue to receive reimbursement for a portion of the incremental cost of purchasing water rather than pumping from our closed wells. We bill and collect this reimbursement each month and the amounts are recorded as a reduction against water costs included in direct operating expenses.

          Other

          In the first quarter of 2002, we recorded a one-time gain on termination of a pension plan of approximately $980,000. This increase in other income was partially offset by amortization of contracts related to the purchase of OpTech in August 2001.

Income Taxes

          Our effective tax rate for 2002 was approximately 35% compared to approximately 39% for 2001. Our effective tax rate for 2002 was reduced when we recorded a one-time gain on termination of a pension plan, which is excluded from ordinary taxable income.

Earnings Per Share

          Diluted Earnings Per Share (EPS) was $0.58 in 2002, an increase of 5% compared to diluted EPS of $0.55 in 2001 (after adjustment for a 5% stock dividend on January 1, 2003).  The water-quality-related cost reimbursement described above contributed $0.11 per share, net of taxes, to diluted EPS in 2002, while the one-time gain on termination of a pension plan in the first quarter of 2002 contributed $0.06, net of taxes, to diluted EPS in 2002.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net Revenues and Operating Income

          Services Group

          Services Group revenues for 2001 were $66,476,000, an increase of 10% from $60,425,000 in 2000. This increase was due primarily to the acquisition of OpTech in August 2001 and increased construction revenues at our submetering company, primarily as a result of a large construction project completed during 2001 with no similar project in 2000.  These increases were partially offset by a decrease in revenues due to the benefit in 2000 of a large construction project.  There was no comparable project in 2001.

          Services Group operating income decreased to $2,215,000 in 2001, a decrease of $648,000, or 23%, compared to 2000.  As a percentage of this group’s revenues, Services Group operating income was 3% and 5% in 2001 and 2000, respectively.  During 2000, the Services Group had the benefit of a large construction project consisting of a reverse osmosis water treatment plant in El Paso, Texas, and recognized the related revenue and operating income.  There was no comparable project in 2001.  The decrease in operating income was partially offset because of the acquisition of Master Tek in April 2000 and OpTech in August 2001.

Utility Group

          Utility Group revenues for 2001 increased $4,755,000, or 11%, to $49,071,000 from $44,316,000 in 2000.  This increase was primarily the result of the acquisition of our Texas utilities in October 2000, coupled with increased water usage at our California utility because of hot, dry weather in the third quarter and drought-like conditions during 2001. Water usage increased 3% overall in New Mexico, primarily reflecting a 14% increase in customers. The effects of a rate increase at one of our Texas utilities also contributed to the increase in revenues.

          For 2001, our Utility Group operating income increased 14% to $14,756,000 from $12,938,000 in 2000. As a percentage of this group’s revenues, Utility Group operating income was 30% and 29% in 2001 and 2000, respectively. The increase in 2001 operating income resulted primarily from the acquisition of our Texas utilities in October 2000.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased 11% to $17,492,000 during 2001, compared to $15,694,000 for 2000. As a percentage of consolidated revenues, selling, general and administrative expenses were 15% in both 2001 and 2000. Our Services Group selling, general and administrative expenses increased by approximately $909,000 due primarily to the acquisition of our submetering business in April 2000. General and administrative expenses in our Utility Group increased by approximately $411,000, primarily as the result of the acquisition of our Texas utilities in October 2000.  General and administrative expenses of the parent company increased by approximately $478,000.

Other Income and Expense

          Interest Expense

          Total interest expense increased 1% to $3,694,000 during 2001, compared to $3,652,000 in 2000. The increase reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001.  This increase was partially offset by decreases in the interest expense on our bank lines of credit because we paid down a significant portion of our line of credit borrowing with the proceeds from the debentures. The interest expense on the bank lines of credit also decreased due to generally lower interest rates in 2001, compared to 2000. The effective interest rates on our indebtedness were approximately 7.4% and 8.7% in 2001 and 2000, respectively. During 2001, we capitalized approximately $790,000 of interest relating to various construction projects at one of our Texas utilities and at our largest Services Group company.

          The major components of interest expense for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

	(in thousands)
Interest expense - convertible subordinate debentures	$613	$—
Interest expense - bank lines of credit	1,240	1,379
Interest expense - mortgage bonds	2,335	2,415
Interest expense – other	296	238

Total interest expense before capitalized interest	4,484	4,032
Capitalized interest	(790)	(380)

Total interest expense	$3,694	$3,652

Income Taxes

          Our effective tax rate  was approximately 39% for both years ended December 31, 2001 and 2000.

Earnings Per Share

          Diluted EPS was $0.55 in 2001, an increase of 6% compared to diluted EPS of $0.52 in 2000 (after adjustment for a 5% stock dividend on January 1, 2003).

FINANCIAL CONDITION

Liquidity and Financial Position

          Our liquidity is influenced primarily by cash flows from operations and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments in new business opportunities, including the acquisition of companies, funding of projects and acquisition of contracts.

          As of December 31, 2002, we had a working capital deficit of approximately $1,787,000 with cash and cash-equivalent balances totaling approximately $1,606,000, as well as aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. One of the lines of credit expires in March 2004, another expires in April 2004 and the remaining line expires in September 2004. As of December 31, 2002, we had approximately $20,158,000 outstanding and approximately $3,842,000 available on these three lines of credit.  During 2002, our outstanding line of credit borrowings increased by approximately $4,166,000. We paid for the acquisition of the AquaSource business with approximately $10,317,000 in cash.  We paid in full our New Mexico utility Series A First Mortgage Bonds in the amount of $2,000,000, and we purchased certain utility property.  These borrowings were offset in part by repayments on our lines of credit with the net proceeds of approximately $9,750,000 from a new bank term loan secured by our Texas utility, the cash received as payment for the El Paso, Texas reverse osmosis plant and from payments received for water-quality-related reimbursements.

          On January 8, 2003, we obtained an additional unsecured line of credit facility in the amount of $3,430,000 from one of our commercial banks.  This facility was used to issue a $3,430,000 standby letter of credit as collateral for performance under the service contract for the CVWD to design and construct a reverse osmosis water treatment facility and associated wells.  This standby letter of credit is in force for the estimated two-year construction period of the project.  Upon acceptance of the completed project by the CVWD, the standby letter of credit facility will be terminated.

          In addition to our lines of credit, we have excess borrowing capacity under our First Mortgage Bond Indentures of approximately $65,000,000 as of December 31, 2002.  However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing at December

31, 2002 to an amount no greater than the remaining unused credit line amount.  Accordingly, borrowings were limited to our unused lines of credit of approximately $3,842,000 at December 31, 2002.

          We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. As of December 31, 2002, we were in compliance with all applicable covenants of each of the line of credit agreements.

          We periodically use our lines of credit to fund large construction projects and/or acquisitions.  Upon completion of these larger transactions, we have historically obtained a permanent funding source and used the proceeds to restore availability under the lines of credit. Of the $24,000,000 total capacity under our lines of credit, we had approximately $3,842,000 in borrowing capacity as of December 31, 2002 as a result of using approximately $10,317,000 in borrowings on our lines of credit to fund the acquisition of Aqua Services in November 2002.

          As indicated in Note 17 to the accompanying consolidated financial statements, in March 2003, we entered into an agreement to amend one of our lines of credit under which the bank increased our line of credit capacity by $4,000,000 through December 31, 2003.

          We are currently evaluating our capital structure and potential financing alternatives available to us to provide additional liquidity.  These alternatives include increasing the size of our lines of credit, long-term asset-backed financing capacity in our regulated utilities, sale and leaseback of certain fleet assets and administrative office space, and issuance of debt or equity in either public or private offerings.  We anticipate that these financing alternatives will enable us to substantially reduce the amounts currently outstanding on our lines of credit.  While we believe that there will be investor and lender interest in these financing alternatives, there can be no assurance that we will be able to obtain such funding in 2003.

          We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months.  If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.  While we have the ability to take such actions during 2003, these actions could negatively impact our revenues, revenue growth, and profitability.

          During 2002, net cash provided by operations totaled $22,086,000 compared to $4,038,000 in 2001. Increased cash flows from operations were primarily the result of the collection of significant receivables in connection with the completion of a reverse-osmosis water treatment plant constructed by our Services Group and an increase in accounts payable, primarily for construction-related activities. In addition, we recorded approximately $1,649,000  for certain water-quality-related expenses incurred in prior years.

          Our investing activities include company-funded acquisitions of plant and equipment as well as acquisitions of operating entities.

Property, Plant and Equipment

          During 2002, our additions to property, plant and equipment were $34,602,000 consisting of $13,344,000 in Company-financed additions, $4,278,000 in contributions by CRs, $7,965,000 in developer-paid additions and $9,015,000 in non-cash property contributed by developers. Company-financed capital additions were funded primarily by cash flow from operations and by borrowings on our bank lines of credit. Total additions to property, plant and equipment represented an increase of $18,013,000 compared to 2001.

          Additions to property, plant and equipment were primarily utility assets for our Utility Group, including new wells and transmission lines at our New Mexico utility and the construction of a lift station, force main and an elevated storage tank at one of our Texas utilities. In addition, we completed expansion of an office building in Austin, Texas.

          Developers made Contributions in Aid of Construction (CIAC), Living Unit Equivalent (LUE) fees and Advances totaling $16,980,000 during 2002, of which $7,965,000 was received in cash and $9,015,000 was received as non-cash contributions of property. We estimate that our total Company-financed capital additions in 2003 will be approximately $14,000,000, primarily for utility plant, and that our cash flows from operations, borrowings on our lines of credit, CIAC, LUE fees and Advances will fund these additions.

Acquisitions

          In November 2002, we acquired 100% ownership of certain contract operations of AquaSource, Inc., a provider of contract water and wastewater services in Texas and Colorado. The purchase price consisted of approximately $10,317,000 in cash, which was funded primarily by borrowings under our bank lines of credit.

          Under the terms of our purchase agreement for Master Tek, the minority owner of Master Tek has the option to require us to purchase his initial 20% minority interest in 5% increments at a price not to exceed $1,000,000 per year over four years. The minority owner exercised this option to sell us 5% of Master Tek stock for which we paid $1,000,000 in cash in April 2002. In February 2003, the minority owner exercised his option to sell us an additional 5% of Master Tek stock for $1,000,000, which we expect to pay in April 2003.

          Under the terms of the OpTech purchase agreement, we have the right to acquire the remaining 10% of OpTech after five years based on a formula relating to the profitability of OpTech.  In addition, in August 2004 (two years after the effective date of the purchase), the minority owner of OpTech has the option to sell the remaining 10% of OpTech to us using the same profitability formula, which has a minimum purchase price of $1,000,000.

Financing Activities

          Our financing activities include net proceeds from the issuance of long-term debt, CIAC, LUE fees, advances and net borrowings on our lines of credit, dividend payments, payments on long-term debt and stock transactions among other items.

          On August 9, 2002, we obtained a 10-year $10,000,000 secured bank term loan. The net proceeds of approximately $9,750,000 were used to pay down our bank lines of credit. The term loan bears interest at a rate equal to LIBOR plus 1.75%, with principal payments of $125,000 due quarterly, beginning in November 2002. The note is secured by substantially all of the assets of one of our Texas utilities.  We are subject to certain financial covenants under the term loan agreement.  As of December 31, 2002, we were in compliance with all applicable covenants under this agreement.

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

          The debentures are convertible into shares of our common stock at a conversion price of $16.197 per share, and are convertible at any time prior to maturity unless previously redeemed.  We may redeem the debentures in whole or in part at any time, at a redemption price of 105% at July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008.  The issuance costs of the convertible subordinate debentures in the amount of approximately $1,110,000 are being amortized over 20 years. We are subject to certain financial covenants under the terms of the indenture agreement for the convertible subordinate debentures.  As of December 31, 2002, we were in compliance with all applicable restrictions.

Contractual Obligations

          As of December 31, 2002, the Company’s contractual obligations were due as follows:

	2003	2004	2005	2006	Thereafter

	(in thousands)
Bank lines of credit	$—	$20,158	$—	$—	$—
Bank term loan	500	500	500	500	7,875
Economic development revenue bonds	85	90	95	100	2,030
Mortgage bonds	900	900	900	13,500	8,000
Convertible subordinate debentures	—	—	—	—	19,732
Notes payable	484	1,386	1,485	1,592	1,641
Advances for construction	184	184	184	184	6,616
Purchase of 15% interest in majority-owned subsidiary	1,000	1,000	1,000	—	—
Purchase of 10% interest in majority-owned subsidiary	1,000	—	—	—	—
Lease obligations	3,642	3,236	2,630	1,895	2,269

	$7,795	$27,454	$6,794	$17,771	$48,163

          On January 8, 2003, we obtained an unsecured line of credit facility from a commercial bank used to issue a $3,430,000 standby letter of credit as collateral for performance under a service contract for the CVWD to design and construct a reverse osmosis water treatment facility and associated wells.  This standby letter of credit is in force for the estimated two-year construction period of the project.  Upon acceptance of the completed project by the CVWD, the standby letter of credit facility will be terminated.

          Under this service contract, we will manage both the design and construction of this facility. Upon acceptance by the CVWD, we will also operate the facility for a 20-year period. Subcontractor agreements with an engineering firm and a large construction firm are being used to fulfill significant obligations of this service contract.

          This service contract contains certain guarantees to the CVWD related to our performance, including certain liquidated damages in the event of our failure to perform, other than due to uncontrollable circumstances.  As part of the financing of this project, the CVWD was successful in the sale of insured municipal bonds.  We entered into an agreement with the bond insurer to guarantee our performance under the service contract, subject to certain liability caps in the event of a default.  Such liability caps will not exceed an amount equal to $6,000,000 during the two-year construction period of the project, and afterwards, during the 20-year operation of the facility, the liability cap will not exceed an amount equal to $4,000,000 plus an amount equal to the replacement of the actual reverse osmosis unit within the facility.

Critical Accounting Policies

          The accounting policies described below are those we consider critical in preparing our consolidated financial statements.  Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the consolidated financial statements, as well as amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  See Note 1 to the accompanying consolidated financial statements for a detailed description of our significant accounting policies.

          Recognition of Revenues: Revenues for contract operations are billed based on a monthly fee to provide a specific level of service as outlined in each individual contract.  We usually bill for additional services provided beyond the scope of the base contract on a time and materials basis as such services are rendered.  Revenues for construction projects are recorded using the percentage-of-completion method of accounting.

          Revenues for submetering billing and collection services are recognized and billed at the end of the month in which services are performed.  Revenues for installation of submetering equipment are accounted for using the percentage-of-completion method.

          Water utility revenues are recognized when amounts are billed to customers. An estimated amount for unbilled revenues is also recognized for water used towards the end of the accounting period.

          Impairment of Goodwill:  We have made acquisitions in the past that resulted in recording goodwill and intangible assets.  The balance sheets presented in the consolidated financial statements include the goodwill and intangible customer contracts related to the 2002 acquisition of the contract services business of AquaSource, the goodwill and intangible contract value related to the 2001 acquisition of OpTech, and the goodwill and non-compete agreement related to the 2000 acquisition of Master Tek.  In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At December 31, 2002, other assets include approximately $20,172,000 of net goodwill, which was no longer subject to amortization beginning in 2002.  There was no impairment of goodwill as of December 31, 2002.

          Prior to implementation of SFAS No. 142, we recognized approximately $218,000 and $163,000 of goodwill amortization for the years ended December 31, 2001 and 2000, respectively. Beginning in 2002, we no longer recognized such amortization. In addition, under the provisions of SFAS No. 141, Business Combinations, we identified approximately $204,000 of intangible contract costs in connection with our acquisition of AquaSource and approximately $1,100,000 of intangible contract costs in connection with our acquisition of OpTech. We are amortizing the intangible contract costs over a period of four years, which is the average estimated life of the contracts. We do not expect the implementation of SFAS Nos. 141 and 142 to have a material impact on our financial position or results of operations.

          Utility Accounting:  Our regulated businesses, which include our utilities in California, New Mexico and Texas, are required to be accounted for under the provisions of SFAS No. 71, which specifies certain revenue, expense and balance sheet treatment as required by each state regulatory agency.  Each state agency establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return. Each utility may file and process general rate applications on a periodic basis.  Since the established rates may be in effect for several years, our utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred.

          Our Texas and New Mexico utilities have contracted with one of the companies in our Services Group to perform operating services, normal maintenance and construction work, and, in addition, manage capital projects.  We believe that these contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated entities.  In accordance with SFAS No. 71, our Services Group recognizes a profit margin from contract work performed and does not eliminate the intercompany profit on the construction contract work performed when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process.  Accordingly, the intercompany profit on such projects has not been eliminated in the accompanying consolidated financial statements.

          Balancing Account:    Prior to November 29, 2001, the CPUC permitted California water utilities to record the difference between actual and CPUC-adopted water production costs in balancing accounts on the balance sheet, with a corresponding adjustment in the income statement. In 2001, our California utility recorded approximately $700,000 of balancing account benefits in its income statement, and had a total balance of approximately $2,300,000 in deferred costs held on its balance sheet at the end of November 2001.  As mentioned above, no such benefits were available in 2002.  The disposition of pre-November 29, 2001 balancing accounts became the subject of a CPUC rulemaking.  On December 17, 2002, the CPUC issued a decision considered favorable to the water industry that should allow our California utility to recover approximately $2,300,000 that was in its balancing account as of November 29, 2001.

          Collectibility of Customer Receivables:  We periodically evaluate the collectibility of our customer receivables, and provide an allowance for uncollectible receivables based upon an estimate by management of the amount of receivables that might not be collectible.  This estimate is predicated upon a number of factors, including historical receivable write-off experience, a review of customer accounts with past due uncollected balances, probable costs of collection and the general credit worthiness of our customers.  During 2002, we provided for an additional $372,000 of bad debt expense and we wrote off approximately $320,000 of uncollectible accounts receivable relating to our Services Group submetering accounts.  We believe that our allowance for doubtful accounts is adequate as of December 31, 2002.

          Stock-Based Compensation:  In 2002, we voluntarily adopted the fair value recognition provisions of SFAS No. 123. SFAS No. 123 requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, we have elected to recognize stock-based compensation using the retroactive restatement method.  Under this change in accounting method, we have restated our consolidated financial statements for all years presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable.  In addition, option valuation models require us to make subjective assumptions including the expected future volatility of the stock price.  Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing option valuation models, including Black-Scholes, do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We will also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to and did adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provision of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposable activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS No. 148 amends FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  In 2002, we adopted SFAS No. 123 and the related provisions of SFAS No. 148 using the retroactive restatement method. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 11 to the accompanying consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003.  For public companies, such as ours, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on our Consolidated Financial Statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

          In November 2002, the EITF finalized EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 is required to be adopted for all new revenue arrangements entered into in fiscal years beginning after June 15, 2003 but alternatively would allow us to apply EITF No. 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 is not expected to have a material effect on our consolidated financial statements.

Adoption of New Accounting Policy – Stock-Based Compensation

          We currently sponsor two stock option plans and, prior to 2002, we accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002, we adopted the preferable fair value recognition provisions of SFAS No. 123. Under the retroactive restatement transition method as described in SFAS No. 148, we have recorded compensation costs of $963,000, $765,000, and $598,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The cost recognized is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. The expense for each of the three years ended December 31, 2002, 2001 and 2000 was recorded in the caption selling, general and administrative expenses in the accompanying consolidated financial statements. In accordance with the retroactive restatement transition method of adoption, all periods presented have been restated.

          We use the Black-Scholes option-pricing model to determine the fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period, stock-based compensation could have been materially impacted. Furthermore, if management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years. Refer to Notes 2 and 11 to the accompanying consolidated financial statements.

Selected Risk Factors

          Our capital resources may restrict our ability to operate and expand our business

          Of the $24,000,000 total capacity under our lines of credit, we had approximately $3,842,000 in available borrowing capacity as of December 31, 2002 as a result of using approximately $10,317,000 in borrowings on our lines of credit to fund the acquisition of Aqua Services in November 2002.  In addition to this borrowing capacity we had cash and cash-equivalent balances totaling approximately $1,606,000 as of December 31, 2002.

          As indicated in Note 17 to the accompanying consolidated financial statements, in March 2003, we entered into an agreement to amend one of our lines of credit under which the bank increased our line of credit capacity by $4,000,000 through December 31, 2003.

          We are currently evaluating our capital structure and potential financing alternatives available to us to provide additional liquidity.  These alternatives include increasing the size of our lines of credit, long-term asset backed financing capacity in our regulated utilities, sale and leaseback of certain fleet assets and administrative office space, and issuing debt or equity in either a public or private placement offering.  We anticipate that these financing alternatives will enable us to substantially reduce the amounts currently outstanding on our lines of credit during 2003.  While we believe that there will be lender and investor interest in these financing alternatives, there can be no assurance that we will be able to obtain such funding in 2003.  Also we cannot assure you that any financing completed will not increase our interest expense, dilute the percentage ownership of our existing shareholders, or dilute our earnings per share.

          We anticipate that our available line of credit borrowing capacity, cash balances, cash flow generated from operations, and execution of additional financing alternatives will enable us to continue operating and expanding our business.   We may be unable to renew our credit facilities when they expire.  We may be unable to execute additional financing alternatives at terms that we find acceptable.   If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending would be reduced or delayed, and any future acquisitions would be delayed or eliminated.  While we have the ability to take these actions during 2003, these actions could negatively impact our revenues, revenue growth, and profitability.

          Our regulated and non-regulated operations are subject to seasonality and weather considerations

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

          The contract operations business conducted by the subsidiaries in our Services Group can also be seasonal in nature. For example, heavy rainfall limits our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions can result in additional labor and material costs that may not necessarily be recoverable from the various cities under O&M contracts.

          Environmental matters

          Operations of our utilities in California, New Mexico and Texas fall under the regulatory jurisdiction of the CPUC, the NMPRC and the TCEQ, respectively. The primary responsibility of these regulatory agencies is to ensure an adequate supply of affordable, healthful, potable water to residents of their respective states. Our operations are also subject to water and wastewater pollution standards and water and wastewater quality regulations of the EPA and various state health regulatory agencies. Both the EPA and state health regulatory agencies require periodic testing and sampling of water. Costs associated with the testing of water supplies have increased and are expected to increase further as the regulatory agencies adopt additional monitoring requirements. In November 2001, the EPA announced a decision to lower the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Although our utilities meet the current 50 parts per billion standard, our utility in New Mexico does not meet the newly adopted arsenic standard which must be completely met by 2006.  Our New Mexico utility anticipates significant capital expenditures will be required in order to comply with the new standard. As discussed in Item 1. Description of Business – Part C. 2) c. Water Quality Regulation, we cannot predict the impact that the change in this standard will have on our water utility operations; however, we do not expect it to have a material adverse impact on our consolidated financial position or operations. We believe that future incremental costs of complying with government regulations, including any capital expenditures, will be recoverable through increased rates and contract operations revenues. However, we cannot assure you that recovery of such costs will be allowed. To date, we have not experienced any material adverse effects upon our financial position, results of operations or cash flows resulting from compliance with government regulations.

          As contract operators, the companies in our Services Group do not own any of the water sources or utility facilities that they operate for their clients. Although not the owners, our subsidiaries are responsible for operating these water and wastewater facilities in compliance with all federal, state and local health standards and regulations. Our utility submetering, billing and collection services company does not own or operate any water or other production or treatment facilities.

          Increasing costs of producing products and services

          The cost of water (whether produced from our own wells or purchased from outside sources), electric power and natural gas represents a substantial portion (approximately 49%, 45% and 47% in 2002, 2001 and 2000, respectively) of the combined operating costs of our water utilities. Purchased water is significantly more expensive than water produced by our utilities. As a result, each utility attempts to produce as much as possible of the water it delivers and to use water purchases only to supplement its own production. Factors such as drought, water contamination issues and customer demand can increase water purchases and the overall cost of water for our utilities. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from a regulatory agency.

          Electric power costs in California have increased dramatically in the last two years and may continue to increase in the near term. The cost of natural gas has increased significantly in the United States in recent years. Our response to these increases is to utilize energy-efficient techniques, new and better equipment and seek rate relief from the regulating agencies. We may not, however, have the ability to completely offset the effect of these cost increases. Continued increases in the costs of these services may decrease our profitability. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from regulatory agencies.

          Other Risk Factors

          For a discussion of other risk factors, see Item 1. Description of Business – Part K. Risk Factors.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

          We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense paid on the line of credit borrowings, which is determined based upon an agreed rate formula with the banks. Contractually, the highest interest rates charged on the lines of credit cannot exceed the banks’ prime rate plus one-quarter percent.

          Southwest Water is utilizing the favorable low interest rates in the current market. In part to mitigate future market interest rate risk, we completed a $20,000,000, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down our variable rate indebtedness.  Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into Southwest Water common stock and, at a certain market price, our debentures will become dilutive in our computation of earnings per share.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Southwest Water Company:

We have audited the consolidated financial statements of Southwest Water Company and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Water Company and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method for accounting for the amortization of goodwill.

The Company’s consolidated financial statements for 2001 and 2000 were previously prepared using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to record stock-based compensation.  As more fully described in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” to record stock-based compensation.  Consequently, the Company’s consolidated financial statements for 2001 and 2000 have been restated in accordance with the retroactive restatement method under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123.

/s/ KPMG LLP

Los Angeles, California
March 19, 2003

Southwest Water Company and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands except per share data)
Revenues:
Service operations	$78,833	$66,476	$60,425
Utility operations	51,967	49,071	44,316

	130,800	115,547	104,741

Expenses:
Operating expenses - services	67,876	57,049	51,258
Operating expenses - utilities	33,752	29,275	26,750
Selling, general and administrative expenses	18,398	17,492	15,694

	120, 026	103,816	93,702

Operating Income	10,774	11,731	11,039
Other Income (Expense):
Interest expense	(4,494)	(3,694)	(3,652)
Interest income	265	655	267
Gain on sales of land	119	—	128
Other	2,551	298	161

	(1,559)	(2,741)	(3,096)

Income Before Income Taxes	9,215	8,990	7,943
Provision for Income Taxes	3,213	3,539	3,104

Net Income	6,002	5,451	4,839
Dividends on Preferred Shares	27	27	27

Net Income Available for Common Shares	$5,975	$5,424	$4,812

Earnings per Common Share:
Basic	$0.61	$0.57	$0.53
Diluted	$0.58	$0.55	$0.52

Weighted Average Outstanding Common Shares:
Basic	9,725	9,549	9,148
Diluted	10,251	9,913	9,321

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$1,606	$789
Customers accounts receivable, less allowance for doubtful accounts ($2,037 in 2002 and $1,667 in 2001)	16,657	21,443
Other current assets	11,573	8,939

	29,836	31,171
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	245,134	218,696
Non-regulated operations property, plant and equipment—at cost	20,753	14,317

	265,887	233,013
Less accumulated depreciation and amortization	61,954	61,889

	203,933	171,124
Other Assets	34,975	22,891

	$268,744	$225,186

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$1,969	$3,344
Current portion of bank lines of credit	—	2,129
Accounts payable	11,390	6,211
Other current liabilities	18,264	14,627

	31,623	26,311
Other Liabilities and Deferred Credits:
Long-term debt	60,827	50,967
Bank lines of credit	20,158	13,863
Advances for construction	7,352	7,482
Contributions in aid of construction	70,658	53,619
Deferred income taxes	8,411	7,508
Other liabilities and deferred credits	7,878	9,718

Total Liabilities and Deferred Credits	206,907	169,468
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	513	513
Common stock ($.01 par value – issued 9,759 shares)	98	92
Paid-in capital	42,787	40,521
Retained earnings	18,439	14,592

Total Stockholders’ Equity	61,837	55,718

	$268,744	$225,186

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2002, 2001 and 2000

	(in thousands)

	Preferred Stock	Common Stock		Paid-In Capital	Retained Earnings	Total Stockholders’ Equity

		Number of Shares	Amount

Balance at January 1, 2000	$517	6,447	$64	$32,082	$8,055	$40,718
Dividend reinvestment and employee stock purchase plans		42	1	528		529
Stock options exercised, net		38	1	44		45
Stock-based compensation				598		598
Excess tax benefits from stock-based compensation				170		170
Stock issued on acquisition		300	3	3,916		3,919
Preferred stock redeemed	(3)					(3)
5-for-4 stock split in the form of a stock dividend		1,707	17		(17)	––
Net income					4,839	4,839
Cash dividends declared					(1,737)	(1,737)

Balance at December 31, 2000	514	8,534	86	37,338	11,140	49,078
Dividend reinvestment and employee stock purchase plans		49		635		635
Stock options exercised, net		72	1	161		162
Stock-based compensation				765		765
Excess tax benefits from stock-based compensation				323		323
Stock issued on acquisition		92	1	1,299		1,300
Preferred stock redeemed	(1)					(1)
5 percent stock dividend		436	4		(4)	—
Net income					5,451	5,451
Cash dividends declared					(1,995)	(1,995)

Balance at December 31, 2001	513	9,183	92	40,521	14,592	55,718
Dividend reinvestment and employee stock purchase plans		43		627		627
Stock options exercised, net		59	1	386		387
Stock-based compensation				963		963
Excess tax benefits from stock-based compensation				136		136
Debenture conversions		11		154		154
5 percent stock dividend		463	5		(5)	—
Net income					6,002	6,002
Net income					6,,00336	6,002
Cash dividends declared					(2,150)	(2,150)

Balance at December 31, 2002	$513	9,759	$98	$42,787	$18,439	$61,837

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands)
Cash Flows From Operating Activities:
Net income	$6,002	$5,451	$4,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,380	6,060	5,264
Deferred income taxes	903	1,072	596
Gain on sales of land	(119)	—	(128)
Changes in assets and liabilities, net of effects of acquisitions:
Customers’ accounts receivable	5,984	(3,291)	(6,415)
Other current assets	(597)	(1,025)	(3,320)
Accounts payable	5,179	2	(433)
Other current liabilities	1,324	(1,597)	740
Other, net	(2,970)	(2,634)	(1,640)

Net cash provided by (used in) operating activities	22,086	4,038	(497)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(25,587)	(15,008)	(7,683)
Purchase of minority interest	(2,000)	—	—
Acquisition of businesses, net of cash acquired	(10,317)	(3,276)	(10,427)
Proceeds from sales of land	165	—	159
Other investments, net	(833)	—	—

Net cash used in investing activities	(38,572)	(18,284)	(17,951)

Cash Flows From Financing Activities:
Gross proceeds from issuance of long-term debt	10,000	20,000	—
Contributions in aid of construction and LUE fees	7,965	2,877	1,875
Net borrowings on (repayment of) bank notes payable	4,166	(6,728)	16,127
Net proceeds from dividend reinvestment, debenture conversion, employee stock purchase and stock option plans	1,168	797	574
Dividends paid	(2,142)	(1,981)	(1,646)
Payments on long-term debt	(3,507)	(900)	(900)
Payments on advances for construction, net	(347)	(409)	(349)

Net cash provided by financing activities	17,303	13,656	15,681

Net increase (decrease) in cash and cash equivalents	817	(590)	(2,767)
Cash and cash equivalents at beginning of year	789	1,379	4,146

Cash and cash equivalents at end of year	$1,606	$789	$1,379

Supplemental Disclosure of Cash Flow information Cash paid during the year for:
Interest	$5,134	$4,376	$3,181

Income taxes	$2,335	$2,502	$2,070

Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired	$16,781	$9,764	44,915
Cash paid	(11,317)	(3,530)	(10,880)
Notes issued	(1,000)	(3,000)	(2,000)
Stock issued	––	(1,300)	(4,000)

Liabilities assumed	$4,464	$1,934	$28,035

Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$9,015	$1,581	$3,085

See accompanying notes to consolidated financial statements.

Southwest Water Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Southwest Water Company and its subsidiaries (Southwest Water or the Company) provide a broad range of services, including water production and distribution, wastewater collection and treatment, public works services and utility submetering. The Company also provides billing, collection and customer service work as part of its range of services. Southwest Water owns regulated public utilities and also serves cities, utility districts and private companies under contract.

Principles of Consolidation: The consolidated financial statements include the accounts of Southwest Water and its wholly owned and majority-owned subsidiaries, as well as a majority-owned partnership. The principal wholly owned subsidiaries are ECO Resources, Inc. (ECO), Suburban Water Systems (Suburban), New Mexico Utilities, Inc. (NMUI), Aqua Services LP (Aqua Services), and Hornsby Bend Utility Company (Hornsby). The majority-owned subsidiaries are Master Tek International, Inc. (Master Tek), Operations Technologies, Inc. (OpTech) and Windermere Utility Company (Windermere). The majority-owned partnership is Metro H2O. All significant intercompany transactions have been eliminated, except where permitted by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, for intercompany transactions with regulated water utilities.

Regulation: Suburban, NMUI, Windermere and Hornsby conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission (CPUC), the New Mexico Public Regulation Commission (NMPRC) and the Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission, respectively. Non-regulated operations consist of the contract water and wastewater management services business and the utility submetering services business conducted by the Company’s subsidiaries, ECO, OpTech, Aqua Services and Master Tek.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could be affected by changes in such estimates. Actual results may differ from these estimates.

Earnings Per Share: Southwest Water reports earnings per share (EPS) in accordance with SFAS No. 128, Earnings Per Share, by computing basic EPS and diluted EPS. Basic EPS measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the shares had been issued. Stock options and warrants give rise to potentially dilutive common shares. The Company also has convertible subordinate debentures outstanding. When the Company’s common stock reaches a certain market price, the debentures will become common stock equivalents.

Recognition of Revenues: Revenues for contract operations are billed based on a monthly fee to provide a specific level of service as outlined in each individual contract.  The Company usually bills for additional services provided beyond the scope of the base contract on a time and materials basis as such services are rendered.  Revenues for construction projects are recorded using the percentage-of-completion method of accounting.

Revenues for submetering billing and collection services are recognized and billed at the end of the month in which services are performed.  Revenues for installation of submetering equipment are accounted for using the percentage-of-completion method.

Water utility revenues are recognized when amounts are billed to customers. An estimated amount for unbilled revenues is also recognized for water used towards the end of the accounting period.

Other Income:  Included in other income on the Company’s consolidated statements of income is the effect of a one-time, non-taxable gain in 2002 of approximately $980,000 resulting from the termination of the Company’s defined benefit plan as fully disclosed in Note 12 to the consolidated financial statements.  Also included in other income are reimbursements of approximately $1,649,000.  This was the result of a settlement reached among certain alleged polluters of one of our California utility groundwater sources for water-quality-related expenses incurred in 2001 and 2000.

Cash and Cash Equivalents: Southwest Water considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short- and long-term debt approximates fair value. At December 31, 2002, Southwest Water had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Utility Property, Plant and Equipment: The cost of additions to utility plant includes labor, material and capitalized interest. Interest of approximately $194,000, $790,000 and $380,000 was capitalized in 2002, 2001 and 2000, respectively. The cost of utility plant retired is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method over the useful lives of the assets as prescribed by the CPUC, the NMPRC and the TCEQ, and as permitted by SFAS No. 71. Depreciation expense on average gross depreciable plant was approximately 2.7% in 2002 and 3% in both 2001 and 2000.  See further discussion in Note 4 to the consolidated financial statements.

Non-Regulated Operations Property, Plant and Equipment: For book purposes, property, plant and equipment used in submetering services and contract operations are depreciated on the straight-line method over estimated useful lives ranging from three to 30 years.

Goodwill and Intangible Assets:  In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies that identifiable intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values, and requires review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s non-compete agreements and other purchased intangible assets are amortized over periods ranging from four to 10 years. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company performed its transitional analysis for impairment of goodwill under SFAS No. 142 in the first quarter of 2002 and no impairment was identified. The Company will perform an impairment review on an annual basis or when events or circumstances indicate potential impairment.  An annual impairment review was performed by the Company on its reporting units as of December 31, 2002 and it was determined that each reporting unit had a fair market value in excess of carrying value. Accordingly, no goodwill impairment has been recorded. Beginning in 2002, goodwill incurred prior to June 2001 in the amount of approximately $2,900,000 is no longer being amortized.

Utility Accounting: Regulatory assets deemed recoverable are recorded by Suburban, NMUI and Windermere and Hornsby as permitted by the CPUC, the NMPRC and the TCEQ, respectively, in accordance with SFAS No. 71. Under prior CPUC procedures (adopted by Suburban in 1991), Suburban recorded the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet as permitted by SFAS No. 71. Under previous regulations, the differences recorded would be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In 2002, in place of the balancing account, Suburban began tracking the difference between actual and CPUC-adopted water production cost in a memorandum account. Memorandum accounts are not recorded on Suburban’s books. Instead, costs are being accumulated and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings. As of December 31, 2002 Suburban had a receivable of approximately $2,300,000 in the balancing account. The disposition of the pre-November 29, 2001 balancing accounts became the subject of a CPUC rulemaking when, on December 17, 2002, the CPUC issued a decision favorable to the water industry that should allow Suburban to recover the $2,300,000 that was in its balancing account prior to November 29, 2001.

Each state agency establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return on capital. Each utility may file and process general rate applications on a periodic basis.  Since the established rates may be in effect for several years, utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred. Suburban made a rate filing on April 2, 2002 to start a new general rate case, and the rate case proceedings are currently underway.  Both the Company and the CPUC staff have testified before an Administrative Law Judge and the judge has rendered a preliminary opinion.  That opinion is pending with the CPUC.  Suburban anticipates a rate increase in the first half of 2003.

The Company’s New Mexico utility and Texas utilities have contracted with one of the companies in the Services Group to perform operating services, normal maintenance and construction work.  The Company believes these contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by the Services Group for non-affiliated entities.  In accordance with SFAS No. 71, the Services Group recognizes a profit margin from the contract work performed and does not eliminate the intercompany profit on the construction contract work performed when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process.  Accordingly, the intercompany profits have not been eliminated in the accompanying consolidated financial statements.

Deferred Costs: Costs incurred to acquire service contracts are capitalized and amortized over the term of each contract. The Company periodically evaluates the profitability of each contract. Any remaining capitalized cost relating to an unprofitable contract is expensed.

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

Income Taxes: Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. Federal income tax return, which includes all qualifying subsidiaries.

In 1993, under the provisions of SFAS No. 109, Suburban and NMUI recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and the NMPRC, respectively.

Unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPRC.

Advances For Construction: Advances for construction represent amounts advanced by developers primarily for water pipeline extensions. Advance contracts issued after June 1982 are refundable to the depositor at a rate of 2-1/2% each year over a 40-year period.

Contributions In Aid of Construction and Living Unit Equivalents: Contributions in Aid of Construction (CIAC) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. Living Unit Equivalent (LUE) connection fees are cash contributions received from developers, also for the purpose of constructing utility plant. Depreciation expense related to utility plant additions from CIAC and LUE fees are charged as a reduction to the respective CIAC and LUE fee accounts instead of as depreciation expense.

Stock-Based Compensation:  The Company has two plans which allow for the granting of stock options.  As fully disclosed in Note 11, the Company applies FASB No. 123, Accounting for Stock-Based Compensation, in accounting for its stock option grants.  Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123.

Reclassifications: Certain reclassifications have been made to the prior year consolidated financial statement presentation to conform to the 2002 presentation.

Recent Accounting Policies:  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Southwest Water will also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provision of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Company’s consolidated financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  SFAS No. 148 amends FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. In 2002, the Company elected to expense stock-based compensation in accordance with the provisions of SFAS No. 123, and adopted the retroactive restatement provisions of SFAS No. 148, as more fully described in Notes 2 and 11.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003.  For public companies, such as ours, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In November 2002, the EITF finalized EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 is required to be adopted for all new revenue arrangements entered into in fiscal years beginning after June 15, 2003, but alternatively would allow the Company to apply EITF No. 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 is not expected to have a material effect on the consolidated financial statements.

NOTE 2. CHANGE IN ACCOUNTING METHOD FOR STOCK OPTIONS AND RETROACTIVE RESTATEMENTS

At December 31, 2002, Southwest Water had two stock-based option plans: the Stock Option Plan and the Director Stock Option Plan.  Prior to 2002, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. No stock-based compensation cost was reflected in previously reported results, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective in 2002, the Company adopted the fair-value based method of accounting for Company stock options as required under SFAS No. 123.  This change was adopted under the retroactive restatement method as defined in SFAS No. 148. Accordingly, all prior periods presented have been retroactively restated to reflect compensation cost under the fair value based accounting method in SFAS No. 123 for all options granted, modified or settled in fiscal years beginning after December 15, 1994.  See Note 11 for full disclosures required under SFAS No. 123 and SFAS No. 148. The table below sets forth the effect of the retroactive restatement of prior periods:

	2001	2000	1999

	(in thousands, except per share amounts)
Net Income:
Restated for adoption of SFAS No. 123	$5,451	$4,839	$5,430
Previously reported, as adjusted (see below)	$5,942	$5,214	$5,657
Basic Earnings per Common Share:
Restated for adoption of SFAS No. 123	$0.57	$0.53	$0.61
Previously reported, as adjusted (see below)	$0.62	$0.57	$0.64
Diluted Earnings per Common Share:
Restated for adoption of SFAS No. 123	$0.55	$0.52	$0.59
Previously reported, as adjusted (see below)	$0.59	$0.54	$0.61

The amounts reported by the Company in its previously filed Annual Reports on Form 10-K included the tax benefit from stock options exercised as a credit to the provision for income taxes.  This benefit should have been recorded as an increase to paid-in capital.  Accordingly, in the table above, the previously reported amounts have been adjusted to properly account for this tax benefit. These adjustments had the effect of reducing net income by $301,000, $167,000 and $162,000 for 2001, 2000 and 1999, respectively, and reducing both basic and diluted EPS by $0.03, $0.02 and $0.02 for each of these respective years compared to the amounts reported in the Company’s previously filed Annual Reports on Form 10-K.  These non-cash tax adjustments to net income have no effect upon the Company’s cash flows ability to pay dividends, current income tax liability or total stockholders’ equity for any of these three years.

NOTE 3. OTHER ASSETS

Included in other current assets at December 31, 2002 and 2001 are the following:

	2002	2001

	(in thousands)
Other receivables	$3,874	$802
Prepaid expenses	3,246	3,313
Accumulated balancing account receivable	2,329	2,492
Other	2,124	2,332

	$11,573	$8,939

Included in other long-term assets at December 31, 2002 and 2001 are the following:

	2002	2001

	(in thousands)
Goodwill, net	$20,172	$12,985
Deferred regulatory tax asset	2,177	2,146
Non-compete agreement and purchased contracts, net	2,586	1,733
Other receivables, net	2,233	893
Deferred debt expense, net	1,838	1,709
Investments in joint venture, net	356	355
Other	5,613	3,070

	$34,975	$22,891

NOTE 4. UTILITY PROPERTY, PLANT, AND EQUIPMENT

The components of utility property, plant and equipment at December 31, 2002 and 2001 are as follows:

	2002	2001

	(in thousands)
Land and land rights	$1,131	$1,118
Source of supply	12,771	11,897
Pumping and purification	18,200	19,140
Transmission and distribution	183,134	159,436
General (including intangibles)	10,046	11,261
Construction work in progress	19,852	15,844

	$245,134	$218,696

Suburban has an investment of approximately $699,000 in two mutual water companies, which entitles Suburban to certain water rights. Suburban’s investment in one of these mutual water companies is approximately 32% of the outstanding stock. However, the Company and Suburban do not have significant operating and financial control over either of these mutual water companies. These investments are recorded at cost and are reflected in general utility property. Suburban purchased water from these mutual water companies at a cost of approximately $3,718,000, $3,613,000 and $3,097,000 in 2002, 2001 and 2000, respectively.

At December 31, 2002, substantially all of the Company’s utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company as more fully described in Note 7.

The Company’s non-regulated operations owned property, plant and equipment of approximately $20,753,000 as of December 31, 2002. The significant components of the Company’s non-regulated plant and equipment were approximately $4,321,000 of computer and office equipment,$3,330,000 of construction in process, $4,666,000 of machinery and autos, and the remainder in leasehold improvements, buildings, land, and other.

Depreciation expense for utility and non-regulated property, plant and equipment totaled approximately $5,866,000, $5,395,000 and $4,915,000 in 2002, 2001 and 2000, respectively.

NOTE 5. BANK LINES OF CREDIT

At December 31, 2002, Southwest Water had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $24,000,000. One of the lines of credit expires in September 2004, another expires in April 2004 and the remaining line expires in March 2004. The Company expects to maintain bank lines of credit needed in the normal course of business. Under two of the lines of credit, interest is charged at the banks’ prime rates less 1/4%. The Company may borrow funds at a lower interest rate; however, certain minimum borrowing requirements must be maintained for a fixed period of time. Interest charged under the third line of credit is lower than the bank’s prime rate and contains no restrictions as to minimum borrowing or borrowing for a fixed period of time.

Two of the line of credit agreements require a commitment fee of 1/4% per year of the unused portion of the available line of credit, calculated and payable on a quarterly basis. One of the lines of credit requires a monthly commitment fee of $500. Two of the lines of credit require an annual renewal fee, and the third line requires no annual fee. Each of the line of credit agreements, as amended, contains certain financial covenants, and the Company was in compliance with all applicable restrictions at December 31, 2002.

During March 2001, the Company amended its credit agreements and increased its available lines of credit to $30,000,000. The lines were subsequently reduced to $24,000,000 in connection with the convertible debenture offering in July 2001. Of the $24,000,000 total capacity under our lines of credit, the Company had approximately $3,842,000 available borrowing capacity and a working capital deficit of approximately $1,787,000 as of December 31, 2002. As indicated in Note 17, in March 2003, the Company entered into an agreement to amend one of the lines of credit under which the bank increased the line of credit capacity by $4,000,000 through December 31, 2003.

A summary of borrowing on the lines of credit during the years ended December 31, 2002 and 2001 is presented below:

	2002	2001

	(in thousands except percentages)
Bank lines of credit outstanding at December 31	$20,158	$15,992
Weighted average interest rate at December 31	2.63%	4.14%
Maximum amount of borrowings outstanding at any month end	$20,212	$27,716
Weighted average borrowings during the year	$13,026	$19,964
Weighted average interest rate during the year	3.40%	5.28%

NOTE 6. OTHER LIABILITIES

Included in other current liabilities at December 31, 2002 and 2001 are the following:

	2002	2001

	(in thousands)
Accrued salaries, wages and benefits	$4,506	$4,669
Purchased water accrual	2,834	2,105
Franchise and other taxes	1,678	1,263
Deferred revenue and customer deposits	1,509	1,146
Other	7,737	5,444

	$18,264	$14,627

Included in other long-term liabilities and deferred credits at December 31, 2002 and 2001 are the following:

	2002	2001

	(in thousands)
Non-compete liability	$1,470	$1,680
Regulatory deferred tax liability	1,287	1,687
LUE fees	876	2,973
Minority interest liabilities	561	614
Other	3,684	2,764

	$7,878	$9,718

Notes payable were issued in connection with the acquisitions made by the Company in 2001 and 2000, and are payable to the former owners of the acquired entities.  In general, these notes bear interest at rates ranging from 5% to 8% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required. At December 31, 2002, principal payments due on the notes payable are approximately $484,000 in 2003, $1,386,000 in 2004, $1,485,000 in 2005, $1,592,000 in 2006 and $1,641,000 thereafter.

The Company has invested $500,000 for a 51% interest in Metro H2O, a partnership, in order to supply wholesale water and wastewater services to several communities in an area just east of Austin, Texas. During 2001, Metro H2O entered into a $900,000 loan for the purchase of land. In 2002, a principal payment in the amount of $400,000 was made, reducing the principal balance of the loan to $500,000.  This loan is collateralized by the land, and is included in other current liabilities as of December 31, 2002. The land will be utilized for the construction of water wells and a wastewater treatment plant.

NOTE 7. LONG-TERM DEBT

The long-term debt outstanding at December 31, 2002 and 2001 is as follows:

	2002	2001

	(in thousands)
Southwest Water Convertible Subordinate Debentures, due 2021, at 6.85% interest rate, with quarterly interest payments	$19,732	$20,000
Windermere 10-year bank term loan, due in quarterly principal payments of $125 plus interest at Libor + 1.75%	9,875	—
Suburban First Mortgage Bond, Series A, due 2006, at 8.93% interest rate, with semi-annual interest payments	4,200	5,100
Suburban First Mortgage Bond, Series B, due 2022, at 9.09% interest rate, with semi-annual interest payments	8,000	8,000
Suburban First Mortgage Bond, Series C, due 2006, at 7.61% interest rate, with semi-annual interest payments	8,000	8,000
NMUI First Mortgage Bond, Series A, due 2002, at 8.86% interest rate, with semi-annual interest payments	—	2,000
NMUI First Mortgage Bond, Series B, due 2006, at 7.64% interest rate, with semi-annual interest payments	4,000	4,000
Economic Development Revenue Bonds, Series 1998A, due 2018, at 5.5% interest rate, with semi-annual interest payments	1,810	—
Economic Development Revenue Bonds, Series 1998A, due 2008, at 6.0% interest rate, with semi-annual interest payments	590	—
Master Tek 10-year note payable dated April 2000, at 8.0% interest rate, due in monthly installments of principal and interest	1,611	1,754
OpTech 5-year notes payable dated August 2001, at 7.5% interest rate, with quarterly interest payments through 2003, followed by quarterly payments of principal and interest	2,820	3,000
Other 7-year notes payable dated December 2001, at 5.0% interest rate, due in monthly installments of principal and interest	2,158	2,457

Long-term debt before current maturities	62,796	54,311
Less current maturities	(1,969)	(3,344)

Long-term debt	$60,827	$50,967

On July 20, 2001, Southwest Water issued $20,000,000 of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and received net proceeds of approximately $18,890,000 from the sale after underwriting discounts, commissions and remaining expenses of the offering. The net proceeds from the sale of these debentures were used to reduce borrowings on the Company’s revolving lines of credit.  Southwest Water is subject to certain financial covenants under the terms of the indenture agreement for the debentures. As of December 31, 2002, the Company was in compliance with all applicable restrictions. The debentures are convertible into shares of Southwest Water common stock at a conversion price of $16.197 per share. The debentures are convertible at any time prior to maturity unless previously redeemed. The Company may redeem the debentures in whole or in part at any time, at redemption prices from 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The issuance costs of the convertible subordinate debentures in the amount of approximately $1,110,000 are being amortized over 20 years.

In August 9, 2002 Windermere obtained a 10-year $10,000,000 secured bank term loan. The net proceeds of approximately $9,750,000 were used to pay down bank lines of credit. The term loan bears interest at a rate equal to

LIBOR plus 1.75%, with principal payments of $125,000 due quarterly, beginning in November 2002. The note is secured by substantially all of the assets of Windermere.

Suburban’s First Mortgage Bond, Series A, requires annual sinking fund payments of $900,000. The bond may be redeemed at the option of the Company at a price of par plus a call premium. Suburban’s First Mortgage Bonds, Series B and C, and NMUI’s First Mortgage Bonds, Series A and B, do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the existing indentures. Substantially all of the Company’s utility plant is pledged as collateral for these bonds as more fully described in Note 4.

Each indenture limits the amount of cash and property dividends that Suburban and NMUI may pay to the Company.  As of December 31, 2002 and 2001, both Suburban and NMUI were in compliance with dividend limitations mandated in the indentures. At December 31, 2002 and 2001, the combined indenture limits for dividends totaled $27,530,000 and $22,957,000, respectively.

In connection with the acquisition of Aqua Services in November 2002, we assumed two Economic Development Revenue Bonds (EDRBs) with principal balances of approximately $1,810,000 and $590,000, respectively.  The EDRB in the amount of $1,810,000 is due in 2018, and bears interest at a rate of 6.0%, with annual principal payments beginning in 2009, while the EDRB in the amount of $590,000 is due in 2008, and bears interest at a rate of 5.5%, with annual principal payments until maturity. These revenue bonds are secured by the Keystone, South Dakota wastewater treatment plant.

Annual maturity and sinking fund requirements for all long-term debt are $1,485,000, $1,490,000, and $1,495,000 for the three years ending December 31, 2003, 2004 and 2005, respectively.  Annual maturity and sinking fund requirements are $14,100,000 for the year ending December 31, 2006 and include Suburban’s Series A and Series C bonds and NMUI’s Series B bonds which become due in 2006.  Maturity and sinking fund requirements are $17,905,000 for the years ended December 31, 2007 and beyond.

NOTE 8. INCOME TAXES

The components of the current and deferred income tax provisions are as follows:

	2002	2001	2000

	(in thousands)
Current tax expense:
Federal	$1,993	$2,012	$2,166
State	425	571	498

	2,418	2,583	2,664
Deferred income taxes (benefits):
Federal	903	1,072	615
State	—	—	(19)

	903	1,072	596
Change in regulatory assets and regulatory liabilities, net	(59)	(67)	(107)
Investment tax credit amortization	(49)	(49)	(49)

Provision for income taxes	$3,213	$3,539	$3,104

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2002	2001	2000

Provision computed at statutory rates	34%	34%	34%
State income taxes, net of federal tax benefit	3%	5%	5%
Goodwill amortization and other non-deductible expense	1%	2%	1%
Reversion of pension assets, net	(2)%	—	—
Investment tax credits	—	(1)%	(1)%
Other, net	(1)%	(1)%	—

Effective tax rate	35%	39%	39%

Net deferred income tax liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

	(in thousands)
Deferred income tax assets:
Contributions in aid of construction and advances for construction	$2,512	$2,706
Reserves	935	1,234
Investment tax credits	430	455
Stock-based compensation	1,116	846
Pension	—	193
Other	293	185

Total deferred income tax assets	5,286	5,619

Deferred income tax liabilities:
Depreciation	10,690	10,088
Section 1031 like-kind property exchange gain	1,109	1,159
Production cost balancing accounts	896	959
Gains on condemnation of land	554	596
Other	448	325

Total deferred income tax liabilities	13,697	13,127

Net deferred income tax liabilities	$8,411	$7,508

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its deferred income tax assets.  Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.  However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 2002 or 2001.

NOTE 9. EARNINGS PER SHARE

The difference between basic and diluted EPS is the effect of stock options that, under the treasury share method, give rise to common stock equivalents. As described in Note 7, the Company issued $20,000,000 of 6.85% fixed-rate convertible subordinate debentures in July 2001. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $16.197. If the market value of the Company’s stock were to exceed the conversion price, the debentures would be considered to be common stock equivalents and would be included in the calculation of diluted EPS after adjusting net income for the after-tax effect of the debenture interest expense.

The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations:

	Net Income	Dividends on preferred shares	Basic EPS	Effect of Dilutive Options	Diluted EPS

	(in thousands except per share amounts)
2002
Income (numerator)	$6,002	$(27)	$5,975	$—	$5,975
Shares (denominator)			9,725	526	10,251
Per share amount			$0.61		$0.58

2001
Income (numerator)	$5,451	$(27)	$5,424	$—	$5,424
Shares (denominator)			9,549	364	9,913
Per share amount			$0.57		$0.55

2000
Income (numerator)	$4,839	$(27)	$4,812	$—	$4,812
Shares (denominator)			9,148	173	9,321
Per share amount			$0.53		$0.52

Approximately 53,000, 15,000 and 10,000 stock options were excluded from the computation of diluted earnings per share in 2002, 2001 and 2000, respectively, due to their antidilutive effect.

NOTE 10. STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 25,000,000 common shares at a par value of $.01 per share. The current quarterly cash dividend to common stockholders is $.058 per share. As of December 31, 2002, there were 9,759,165 common shares issued and outstanding after adjustment for a 5% stock dividend (or 463,487 shares) issued to stockholders of record on January 1, 2003.  At December 31, 2001, there were 9,183,107 common shares outstanding after adjustment for a 5% stock dividend (or 436,308 shares) issued to stockholders of record on October 1, 2001. As of December 31, 2000, there were 8,533,734 common shares issued and outstanding after adjustment for a 5-for-4 stock split (or 1,707,333 shares) issued in the form of a stock dividend to stockholders of record on January 1, 2001. The weighted average number of outstanding common shares and dividends per common share reflect the stock splits and stock dividends for all periods presented.

On April 6, 1998, the Company adopted a Share Purchase Rights Plan (Rights Plan) to preserve value for the Company’s stockholders. The Rights Plan is designed to deter coercive takeover tactics, to encourage third parties interested in acquiring the Company to negotiate with the Board and to reduce any adverse effects that significant stockholders of the Company may have on the public market for the Company’s common stock. In the event of certain triggering events as specified in the Rights Plan (e.g., accumulation of a significant block of shares by an acquiring person), the stockholders become entitled to purchase additional shares of common stock at a significant discount.

The Company is currently authorized to issue 250,000 preferred shares at a par value of $.01 per share. There were 10,264 Series A preferred shares issued and outstanding at December 31, 2002 and 2001. Series A preferred stockholders are entitled to annual dividends of $2.625 per share. Series A preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

Southwest Water has a Dividend Reinvestment and Stock Purchase Plan (DRIP) that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The DRIP permits optional cash purchases of stock at current market values up to a maximum of $3,000 per stockholder each quarter. As of December 31, 2002, there were 600,000 shares authorized for issuance under the DRIP and 261,242 shares were available for issuance.

NOTE 11. STOCK-BASED PLANS

At December 31, 2002, Southwest Water had three stock-based plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. Prior to 2002, the Company elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to provide the pro forma disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.

In 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, which requires that the Company value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, the Company has elected to recognize stock-based compensation using the retroactive restatement method.  Under this change in accounting method, the Company has restated its consolidated financial statements for all years presented herein to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994. See Note 2.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable.  In addition, option valuation models require the Company to make highly subjective assumptions including the expected future volatility of the stock price.  Because the stock options granted by the Company have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing option valuation models, including Black-Scholes, do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	1.8%	1.7%	1.7%
Expected volatility	27.3%	26.3%	27.5%
Risk free interest rate	4.6%	4.7%	6.7%
Expected life in years	5.6	5.7	5.6

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately $963,000, $765,000 and $598,000 for the years ended December 31, 2002, 2001 and 2000, respectively. All prior periods have been restated to reflect the compensation costs that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all options granted after January 1, 1995. As a result of this change in accounting method, a transition adjustment consisting of a $475,000 decrease in retained earnings and an $814,000 increase in additional paid-in capital has been reflected in the accompanying consolidated statements of stockholders' equity as of January 1, 2000, to reflect the effect on these accounts for periods from January 1, 1995 (the date of initial application of SFAS No. 123) through December 31, 1999.

Stock Option Plan (SOP): In 1988, the stockholders approved the SOP and in 2000, the stockholders approved an amendment to the SOP which increased the number of authorized and available shares for issuance by 937,500, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. As of December 31, 2002, there were 2,430,880 shares (adjusted for stock splits and stock dividends) authorized for issuance under the SOP and 500,914 shares were available for issuance.

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

Options issued under the SOP may be exercised in accordance with the provisions of the Internal Revenue Code concerning stock attestation. Shares attested for purposes of stock options exercised are cancelled. Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

A summary of the status of the SOP and changes during the years ended as of December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,196,394	$7.66	1,014,896	$6.56	887,416	$5.46
Granted	333,327	$13.10	280,460	$10.54	233,868	$10.10
Exercised	(48,293)	$15.70	(93,590)	$4.50	(89,919)	$4.83
Cancelled	—	—	(5,372)	$5.72	(16,469)	$6.89

Outstanding at end of year	1,481,428	$8.91	1,196,394	$7.66	1,014,896	$6.56

Options exercisable at year-end	699,071	$7.48	489,514	$5.48	415,546	$4.54

Weighted average fair value of options granted during the year	$3.86		$3.12		$4.14

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$2.00 to $5.00	260,631	2.4	$2.85	260,631	$3.71
$5.00 to $10.00	469,335	5.5	$6.99	312,183	$6.96
$10.00 to $15.00	746,212	8.1	$11.64	126,257	$10.48
$15.00 to $20.00	5,250	9.0	$16.26	—

$2.00 to $20.00	1,481,428	6.3	$8.91	699,071	$7.48

Director Option Plan (DOP): In 1996, the stockholders approved the DOP for non-employee directors, and in 2000, approved an amendment to the DOP, which provided for an increase of 165,375 shares reserved for issuance. As of December 31, 2002, there were 328,166 shares (adjusted for the stock splits and stock dividends) authorized for issuance under the DOP and 159,343 shares were available for issuance.

The DOP provides for an automatic grant of options to purchase 5,000 shares of the Company’s common stock to eligible non-employee directors of the Company on the date of the Company’s Annual Meeting of Stockholders through 2006 at the fair market value of the Company’s stock. New directors are granted an initial option to purchase 5,000 shares of the Company’s common stock upon appointment to the Board of Directors. DOP options granted subsequent to December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire ten years and one day from the date of grant.

A summary of the status of the DOP and changes during the years ended as of December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	116,001	$8.92	97,829	$7.35	56,489	$6.09
Granted	36,750	$15.35	32,810	$12.15	41,340	$9.07
Exercised	(18,660)	$13.01	(14,638)	$5.62	—
Cancelled	(5,512)	$11.88	—		—

Outstanding at end of year	128,579	$9.88	116,001	$8.92	97,829	$7.35

Options exercisable at year-end	78,179	$8.62	62,532	$7.18	46,751	$5.84

Weighted average fair value of options granted during the year	$4.50		$3.58		$3.72

The following table summarizes information about the director stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$4.00 to $6.00	10,496	4.0	$4.69	7,693	$4.72
$6.00 to $9.00	26,024	5.5	$6.75	32,914	$7.01
$9.00 to $15.00	60,559	7.6	$11.04	34,319	$11.04
$15.00 to $20.00	31,500	9.0	$15.56	3,253	$15.56

$4.00 to $20.00	128,579	6.5	$9.88	78,179	$8.62

Employee Stock Purchase Plan (ESPP): The Company has a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued 12,761 shares, 13,465 shares and 12,596 shares to employees in 2002, 2001 and 2000, respectively. At December 31, 2002, 854,649 shares (after adjustment for stock splits and stock dividends) were reserved for issuance under the ESPP and 688,296 shares were available for issuance.

NOTE 12. EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plan: Prior to December 30, 1999, Southwest Water had a non-contributory defined benefit pension plan (the Pension Plan) for employees of the parent company, Suburban and NMUI. On August 5, 1999, the Company’s Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering employees of the parent company, Suburban and NMUI. The Company applied for an Internal Revenue Service (IRS) determination in April 2000, and received a favorable determination from the IRS in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14,400,000 to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1,150,000.

In February 2002, the Company’s Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. Following the transfer of excess assets and payment of applicable excise taxes of approximately $173,000, the Pension Plan was considered settled in the first quarter of 2002 under the guidelines set forth in SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, because all benefit obligations were met and assets have been distributed.  The Company no longer has responsibility for the pension benefit obligation. Accordingly, the Company accounted for the plan termination under SFAS No. 88 and recognized a net termination gain of approximately $980,000 as income to the Company in the first quarter of 2002.

Defined Contribution Plans: The Company established a 401(k) profit sharing plan (the ECO Plan) covering employees of its contract operations business. The ECO Plan provides for monthly enrollment by employees after completion of three months of service. Participants may elect to contribute up to 15% of their salary to the ECO Plan. The Company matches a participant’s contribution for an amount up to 50% of the first 4% of the participant’s salary. Company contributions vest immediately. Company contributions to the ECO Plan were approximately  $206,000, $212,000 and $181,000 in 2002, 2001 and 2000, respectively. The assets of the ECO Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. The ECO Plan does not allow employees to purchase Southwest Water stock.

Effective January 2000, the Company established a 401(k) plan (the Utility Plan) covering employees of the parent company, Suburban, NMUI and Windermere. Employees become eligible for participation on the first of the month following their date of hire. Under the Utility Plan, the Company matches 100% of the first 2% and 50% of the next 4% of the employees’ contributions up to a maximum Company match of 4%. In addition, the Company contributes $250 semi-annually to each eligible employee. The Company contributions vest depending upon an employee’s length of service. Company contributions to the Utility Plan were approximately $395,000, $358,000 and $309,000 in 2002, 2001 and 2000, respectively. The assets of the Utility Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. The Utility Plan does not allow employees participating in the Utility Plan to purchase Southwest Water stock.  During 2002, the Utility Plan was identified as a qualified replacement plan and amended to permit the excess assets of the Pension Plan to be placed in a suspense account.  The amount currently held in the suspense account will be used for company contributions to the Utility Plan as permitted by the IRS, ERISA and the DOL.

In connection with its acquisition of Master Tek, Southwest Water maintained a 401(k) plan for employees of Master Tek.  In 2002, the Master Tek Plan was merged into the Utility Plan.

In connection with its acquisition of OpTech, Southwest Water maintained a 401(k) plan for employees of OpTech (the OpTech Plan). Employees become eligible for participation in the OpTech Plan after six months of employment. OpTech matches 20% of the first 5% of the employees’ contributions. OpTech contributions vest depending upon an employee’s length of service.  OpTech contributed approximately $11,000 in 2002 and $6,000 for the four months ended December 31, 2001.

Supplemental Executive Retirement Plan (SERP): The Company adopted the SERP effective May 8, 2000. Eligibility to participate in the SERP is determined by Southwest Water’s Board of Directors.  Two executive officers of the Company were selected to participate in the SERP. Under the SERP, a vested participant with five to 10 years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant’s average annual compensation multiplied by (2) the applicable compensation percentage, as defined by the SERP, less (3) the social security benefit and less (4) benefits received under the Pension Plan.  The Pension Plan was terminated on December 30, 1999.  Expenses relating to the SERP were approximately $206,000, $218,000 and $215,000 in 2002, 2001 and 2000, respectively.

NOTE 13. SEGMENT INFORMATION

Under SFAS No. 131, Segment Reporting, Southwest Water has two reportable segments: Services Group and Utility Group operations. The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Revenue is derived through municipal utility district contracts and operations and maintenance contracts. Also included in the Services Group are construction operations and submetering operations. Utility submetering involves the installation of electronic equipment in various multi-family dwellings to allow an allocation of water, gas and electric usage to each individual residential unit. Revenue is derived through contracts with the dwelling owners.

The Utility Group provides water and wastewater services through regulated utility operations, and derives revenue from the sales of water and wastewater services to the consumer under regulated pricing structures.

Southwest Water’s reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and marketing strategies. The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return. The Utility Group is governed by the regulatory bodies of the respective states and by the federal government. The service areas in which the Utility Group operates constitute monopolies with allowable rates of return determined by state regulatory agencies. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1.

The following table presents information about each reported segment profit or loss and segment assets. These items are the measures reported to the chief operating decision-maker for purposes of making decisions about allocating resources to the segment and assessing its performance.

	Services Group	Utility Group	Total Segment Information	Other	Total Consolidated Information

	(in thousands)
As of December 31, 2002
Total revenues(1)	$78,833	$51,967	$130,800	$—	$130,800
Interest income	146	115	261	4	265
Interest expense	410	2,324	2,734	1,760	4,494
Depreciation and amortization	1,624	4,650	6,274	106	6,380
Segment operating profit	1,868	14,137	16,005	(5,231)	10,774
Income tax provision (benefit)	260	4,185	4,445	(1,232)	3,213
Gain on sales of land	—	119	119	—	119
Other income (expense)	(95)	1,635	1,540	1,011	2,551
Other significant non-cash items:
Non-cash contributions in aid of construction	—	9,015	9,015	—	9,015
Segment assets	63,706	199,537	263,243	5,501	268,744
Expenditures for segment assets	3,108	31,399	34,507	95	34,602
As of December 31, 2001
Total revenues(1)	$66,476	$49,071	$115,547	$—	$115,547
Interest income	645	—	645	10	655
Interest expense	(169)	2,539	2,370	1,324	3,694
Depreciation and amortization	1,563	4,438	6,001	59	6,060
Segment operating profit	2,215	14,756	16,971	(5,240)	11,731
Income tax provision (benefit)	705	3,715	4,420	(881)	3,539
Other income (expense)	205	4	209	89	298
Other significant non-cash items:
Non-cash contributions in aid of construction	—	1,581	1,581	—	1,581
Segment assets	48,355	172,915	221,270	3,916	225,186
Expenditures from segment assets	3,109	13,419	16,528	61	16,589
As of December 31, 2000
Total revenues(1)	$60,425	$44,316	$104,741	$—	$104,741
Interest income	33	69	102	165	267
Interest expense	(90)	3,136	3,046	606	3,652
Depreciation and amortization	1,193	3,990	5,183	81	5,264
Segment operating profit	2,863	12,938	15,801	(4,762)	11,039
Income tax provision (benefit)	784	3,130	3,914	(810)	3,104
Gain on sales of land	—	128	128	—	128
Other income (expense)	(51)	(6)	(57)	218	161
Other significant non-cash items:
Non-cash contributions in aid of construction	—	3,085	3,085	—	3,085
Segment assets	29,950	164,351	194,301	2,351	196,652
Expenditures	1,216	9,470	10,686	82	10,768

(1)	Total revenues include both revenues from external customers and intersegment transactions. Intersegment revenues were $9,470, $5,876 and $5,373 for 2002, 2001 and 2000, respectively. These intersegment revenues are properly included and not eliminated in accordance with SFAS No. 71.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In September 2002, one of the Servicer Group companies was named as a defendant in a lawsuit alleging wrongful death as the result of a chlorine gas leak that occurred in July 2000 at one of the facilities in Mississippi that we operate under an O&M contract.  The decedent who was exposed to the gas leak was treated and released from the hospital on the day following the gas leak.  He subsequently died eleven months later of causes that we believe are unrelated to the chlorine gas exposure.  Southwest Water denies any wrongdoing and is vigorously defending against the claim. The Company’s umbrella liability insurance carrier is currently absorbing the costs of defense of the lawsuit; however, the Company cannot predict the outcome of this lawsuit. Based upon information available at this time, however, this action is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company was named as a defendant in three lawsuits filed in 1998 alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas sewage pumping station operated by us. A cross-complaint was subsequently filed and served on us by the City of Brushy Creek, Texas. In 2001, a settlement was reached with two of the plaintiffs and a third suit was settled in 2002. Southwest Water expects the cross-complaint to be settled in 2003. The Company’s subsidiary named in the complaint has been defended and indemnified by the Company’s insurance carrier and will be required to pay a $10,000 deductible on settlement of each of the claims.The Companydoes not believe these actions will have a material adverse effect on its financial position, results of operations or cash flows.

The Company has been named as a defendant in several lawsuits alleging water contamination in the Main Basin. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the CPUC. However, the plaintiffs may sue and collect damages from the Company’s California utility and other regulated water companies if they prove that water delivered did not meet CPUC water quality standards. The Court directed that the cases be sent to the trial court for further proceedings. Southwest Water believes that its California utility has complied with CPUC water quality standards and the Company is vigorously defending against these claims. The Company has requested defense and indemnification from its liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. All lawsuits have been consolidated before a single California Superior Court judge. Discovery is underway and Southwest Water expects, upon completion of that discovery, to obtain orders determining whether the plaintiffs are legally entitled to proceed against the Company, which plaintiffs may proceed against the Company and which claims may be prosecuted.  Management cannot predict the outcome of these lawsuits. Based upon information available at this time, the Company does not expect that these actions will have a material adverse effect on its financial position, results of operations or cash flows.

Southwest Water and its subsidiaries are also the subjects of other litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

The Company leases certain equipment and office facilities under operating leases that expire through 2004. Aggregate rental expense under all operating leases approximated $3,739,000, $2,633,000 and  $2,244,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, the future minimum rental commitments under existing non-cancellable operating leases are as follows: 2003 - $3,642,000, 2004 - $3,236,000, 2005 - $2,630,000, 2006 - $1,895,000 and $2,269,000 thereafter.

As part of its contract process, ECO obtains bid bonds which secure, among other things, ECO’s willingness to participate in contract discussions. The bid bonds range in value dependent upon the requirements of the potential client. Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is cancelled and ECO bears no further liability.  The aggregate amount of bid bonds outstanding is usually less than $500,000 at any given time. The Company also secures its performance under operating and maintenance contracts with performance and completion bonds obtained from surety companies. The aggregate amount of these bonds at December 31, 2002 was approximately $3,000,000.

On January 8, 2003, the Company obtained an unsecured line of credit facility from a commercial bank used to issue a $3,430,000 standby letter of credit as collateral for performance under a service contract for the Capistrano Valley Water District (CVWD) in San Juan Capistrano, California, to manage the design and construction of a reverse osmosis water treatment facility and associated wells.  This standby letter of credit is in force for the estimated two-year construction period of the project.  Upon acceptance of the completed project by the CVWD, the standby letter of credit facility will be terminated.

Upon acceptance by the CVWD, this service contract also includes a 20-year operations contract.  Subcontractor agreements with an engineering firm and a large construction firm are being used to fulfill significant obligations of this service contract.  During 2002, the Company deferred approximately $832,000 in pre-contract costs and recognized profit under the percentage-of-completion method of accounting.

The service contract contains certain guarantees to CVWD related to the performance of the Company and its affiliate ECO, including certain liquidated damages in the event of failure on the part of the Company to perform not caused by uncontrollable circumstances as defined in the service contract.  Among other things, the Company is obligated to produce from the completed plant a specified volume of treated water by December 4, 2004.  In the event of a delay beyond this date, not caused by a defined uncontrollable circumstance, specified delay liquidated damages are to be paid to CVWD. To mitigate these issues, the Company has secured from its construction subcontractor both contractual liquidated damage provisions and performance and completion bonds. In addition, the Company may also be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD.  During the 20-year operation period, the Company has made certain other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

As part of the financing of this project, the CVWD was successful in the sale of insured municipal bonds.  The Company entered into an agreement with the bond insurer to guaranty the Company’s performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default.  Such liability caps will not exceed an amount equal to $6,000,000 during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability cap will not exceed an amount equal to $4,000,000 plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility estimated to be approximately $1,500,000.

NOTE 15. ACQUISITION OF BUSINESSES

In November 2002, the Company purchased a majority of the contract operations business owned by AquaSource, Inc., a wholly owned subsidiary of DQE, a publicly held investor owned utility. The acquisition extended the Company’s contract operations presence into Colorado and expanded operations in the Texas market. The purchase price consisted of approximately $10,317,000 in cash payments at closing.  The acquisition was accounted for using the purchase method of accounting, and the results of Aqua Services’ operations have been consolidated with those of Southwest Water since November 22, 2002, the effective date of the transaction.  The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $5,180,000. As required under SFAS No. 141, the Company identified intangible assets and assigned part of the purchase price to such assets. Approximately $204,000 of intangible contract costs have been preliminarily identified and they are being amortized over four years using the straight-line method. The preliminary amount assigned to goodwill of approximately $4,976,000 is reflected in the other assets of Southwest Water as of December 31, 2002.  This amount, as finalized, will be reviewed annually for impairment pursuant to SFAS No. 142.

In August 2001, the Company purchased 90% of the outstanding common stock of OpTech for $8,248,000. This acquisition reinforced the Company’s presence in the contract operations industry and extended its client base to the East coast. The purchase price consisted of cash payments of $3,530,000 in August 2001 and $418,000 in January 2002. In addition, the purchase price included 91,981 shares of Southwest Water common stock with a market value of $1,300,000 and promissory notes in the aggregate amount of $3,000,000. Under the terms of the purchase agreement, the Company has the right to acquire the remaining 10% of OpTech after a period of five years based on a formula relating to the profitability of OpTech. After two years, the minority shareholder has the option to sell the remaining 10% of OpTech to the Company using the same formula. The Company also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. The acquisition was accounted for using the purchase method of accounting, and the results of OpTech’s operations have been consolidated with those of Southwest Water since September 1, 2001, the effective date of the transaction.  The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $8,000,000. As required under SFAS No. 141, the Company identified intangible assets and assigned part of the purchase price to such assets. Approximately $1,100,000 of intangible contract costs were identified and they are being amortized over four years using the straight-line method. The remaining goodwill of approximately $6,900,000 is reflected in the other assets of Southwest Water as of December 31, 2002, and will be reviewed annually for impairment pursuant to SFAS No. 142.

In April 2000, the Company purchased 80% of the outstanding common stock of Master Tek for $4,000,000. This acquisition leveraged the Company’s expertise in billing and collection services and extended the Company’s market into the submetering industry. The purchase price consisted of $2,000,000 in cash and a $2,000,000 ten-year promissory note. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial performance of Master Tek over the next seven years. Under the terms of the purchase agreement, the minority owner of Master Tek may require us to purchase his initial 20% minority interest in 5% increments at a price based on a formula but not less than $1,000,000 per year over a four-year period commencing in April 2002. In April 2002, the Company paid $1,000,000 to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, thereby increasing our ownership to 85%.  In February 2003, the minority owner exercised his right to require Southwest Water to purchase an additional 5% interest in Master Tek, which will increase the Company’s ownership to 90%.  The Company may be required to purchase the remaining 10% minority interest over the course of the next two years.

The acquisition was accounted for using the purchase method of accounting, and the results of Master Tek’s operations have been consolidated with those of Southwest Water since April 3, 2000, the effective date of the transaction.  The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition.  The excess of the purchase price over the net assets acquired is approximately $3,900,000. Beginning at the date of the purchase, the goodwill was being amortized over 15 years using the straight-line method. In accordance with the requirements of SFAS No. 141, the Company was required to identify intangible assets and assign part of the purchase price to such assets, if any. The remaining goodwill of approximately $2,900,000 is reflected in the other assets of Southwest Water as of December 31, 2002, and will be reviewed annually for impairment pursuant to SFAS No. 142.

In February 2000, Suburban purchased the City of West Covina’s water distribution system and facilities for $8,500,000.  This acquisition expanded Suburban’s service area in California. The transaction added approximately 7,000 connections to Suburban’s existing customer base.  Net proceeds of $3,900,000 from the sale of land completed in 1999 were used to pay a portion of the purchase price in completion of an IRS like-kind exchange.  The remaining purchase price was funded by borrowing on the Company’s lines of credit. The acquisition was treated as a purchase for accounting purposes and the results of West Covina’s operations have been consolidated with those of Southwest Water since February 26, 2000, the effective date of the transaction. The excess of cost over assets acquired was allocated to utility plant and certain costs were capitalized as a part of the transaction.

In 1996, the Company acquired a 49% interest in Windermere, and in October 2000, the Company purchased an additional 31% of Windermere from the former majority owner. The Company also purchased 100% of Hornsby.  This transaction expanded the Company’s utility operations into the Texas market. The acquisition was accounted for using the purchase method, and the results of Windermere’s and Hornsby’s operations have been consolidated with those of Southwest Water since October 1, 2000, the effective date of the transaction.  The purchase was made for $4,000,000 of Southwest Water common stock, and was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition.  The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of the Company’s stock increases to $18.14 per share (as adjusted for stock splits and dividends), for a purchase price of $6,000,000 payable in Company common stock. The minority owner of Windermere has the right to require the Company to purchase the remaining 20% after October 1, 2005, for $6,000,000 payable in Company common stock, subject to a limitation on the maximum and minimum number of shares issuable.

At December 31, 2002, the gross carrying amount of intangible contract costs was approximately $1,303,000, and accumulated amortization of these contracts was approximately $366,000.

Amortization expense for intangible contract costs for the year ended December 31, 2002 was approximately $275,000. At December 31, 2002, the future estimated amortization expense is as follows: 2003 - $326,000, 2004 - $326,000, 2005 - $234,000, 2006 - $51,000 and none thereafter.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Services Group Segment	Utility Group Segment	Totals

	(in thousands)
Balance as of January 1, 2002	$12,985	$—	$12,985
Goodwill acquired during the year	7,187	—	7,187
Impairment losses	—	—	—

Balance as of December 31, 2002	$20,172	$—	$20,172

The following table indicates the impact of goodwill amortization on earnings for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(in thousands)
Net income available for common shares, as reported	$5,975	$5,424	$4,812
Add back goodwill amortization (1)	—	140	103

Net income available for common shares, as adjusted	$5,975	$5,564	$4,915

(1) Net of income taxes

There was no goodwill impairment as of December 31, 2002, 2001 and 2000.

NOTE 16. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The fluctuations in revenues and operating income among quarters reflect the seasonal nature of the Company’s operations. Earnings per basic and diluted common share reflect a 5% stock dividend on January 1, 2003, a 5% stock dividend on October 1, 2001 and a 5-for-4 stock split in the form of a stock dividend on January 1, 2001. Selected unaudited quarterly consolidated financial information of the Company is presented in the tables below.

2002 Quarters Ended	March 31	June 30	September 30	December 31

	(in thousands except per share amounts)
Revenues	$28,168	$32,746	$34,574	$35,312
Operating income	1,943	1,893	3,663	3,274
Net income	1,164	1,708	1,720	1,410
Net income available for common shares	1,157	1,701	1,714	1,403
Basic earnings per common share	0.12	0.18	0.18	0.14
Diluted earnings per common share	0.11	0.16	0.17	0.14

2001 Quarters Ended	March 31	June 30	September 30	December 31

	(in thousands except per share amounts)
Revenues	$23,215	$27,838	$32,035	$32,459
Operating income	1,700	2,746	4,295	2,990
Net income:
Restated for adoption of SFAS No. 123	417	1,532	2,038	1,464
Previously reported, as adjusted	509	1,607	2,163	1,663
Basic earnings per common share:
Restated for adoption of SFAS No. 123	0.04	0.17	0.21	0.15
Previously reported, as adjusted	0.05	0.17	0.23	0.17
Diluted earnings per common share:
Restated for adoption of SFAS No. 123	0.04	0.16	0.20	0.15
Previously reported, as adjusted	0.05	0.16	0.22	0.16

See Note 2 for a full discussion of the adjustments to 2002 and 2001 net income and earnings per common share.

NOTE 17. SUBSEQUENT EVENT

On March 17, 2003, the Company entered into an agreement to amend one of its lines of credit under which the bank increased the Company’s line of credit capacity by $4,000,000 through December 31, 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          Information required by this Item relating to the directors of the Company is set forth in the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (Commission), under the caption “Governance of the Company,” and is hereby incorporated by reference. In addition, information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is contained in the Company’s definitive Proxy Statement, dated on or about April 11, 2003, and is also hereby incorporated by reference.

Item 11.	Executive Compensation

          Information required by this Item related to executive compensation is contained in the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission, under the captions “Executive Compensation” and “Director Compensation,” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information required by this Item with respect to security ownership of certain beneficial owners and management of the Company’s voting securities is set forth in the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, to be filed with the Commission, under the caption “Beneficial Ownership of the Company’s Securities,” and is hereby incorporated by reference.

          In addition, information required by this Item is contained in the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders to be filed with the Commission, under the caption “Equity Compensation Plan,” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Party Transactions

          None.

Item 14.	Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page

(a)(1) The financial statements listed below are filed in Part II of this report:

Independent Auditors’ Report

Consolidated Statements of Income - Three Years Ended December 31, 2002

Consolidated Balance Sheets- December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity – Three Years Ended December 31, 2002

Consolidated Statements of Cash Flows - Three Years Ended December 31, 2002

Notes to Consolidated Financial Statements

(a)(2) The supplementary financial statement schedules required to be filed with this report are as follows:

Schedule I – Condensed Financial Information of Registrant	70
Schedule II – Valuation and Qualifying Accounts	75

Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibit Index	76

(b) Reports on Form 8-K:(b)

There were no reports on Form 8-K filed during the three months ended December 31, 2002.

SOUTHWEST WATER COMPANY
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Operations

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands)
Revenues	$—	$—	$—
Expenses:
Selling, general and administrative	2,538	1,836	2,092

	2,538	1,836	2,092

Operating Loss	(2,538)	(1,836)	(2,092)
Other Income (Expense):
Interest expense	(1,137)	(852)	(800)
Interest income	4	15	165
Other	1,011	(1)	218

	(122)	(838)	(417)

Loss Before Income Taxes	(2,660)	(2,674)	(2,509)
Income Tax Benefit	1,246	881	810

Net Loss Before Equity in Net Income of Subsidiaries	(1,414)	(1,793)	(1,699)
Equity in Net Income of Subsidiaries	7,416	7,244	6,538

Net Income	$6,002	$5,451	$4,839

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

	As of December 31,

	2002	2001

	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$664	$192
Receivable from subsidiaries, net	10,704	21,545
Other current assets	4,418	1,073

	15,786	22,810
Property, plant and equipment, net	533	547
Investments in subsidiaries and affiliates	77,150	60,261
Deferred income taxes	2,100	2,207
Other assets	2,281	4,740

	$97,850	$90,565

Liabilities and Stockholders’ Equity
Current Liabilities:
Other current liabilities	$3,324	$4,845

Long-term debt – convertible subordinate debentures	19,732	20,000
Long-term bank lines of credit	11,000	9,663
Other liabilities	1,957	339

Total Liabilities	36,013	34,847
Stockholders’ Equity:
Cumulative preferred stock	513	513
Common stock	98	92
Paid-in capital	42,787	40,521
Retained earnings	18,439	14,592

Total Stockholders’ Equity	61,837	55,718

	$97,850	$90,565

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Cash Flows

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands)
Cash Flows from Operating Activities:
Net income	$6,002	$5,451	$4,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income from subsidiaries	(7,416)	(7,244)	(6,538)
Depreciation and amortization	106	59	81
Deferred income taxes	107	(236)	(410)
Other current assets	(3,345)	4,507	(3,382)
Other current liabilities	(1,521)	(454)	2,590
Other, net	5,936	(1,220)	(267)

Net cash provided by (used in) operating activities	(131)	863	(3,087)

Cash Flows from Investing Activities:
Acquisition of businesses	(10,317)	(3,880)	(6,980)
Purchase of minority interest	(2,000)	—	—
Additions to property, plant and equipment	(95)	(61)	(82)
Dividends received from subsidiaries	2,005	2,793	1,569
Other investments, net	(188)	—	—

Net cash used in investing activities	(10,595)	(1,148)	(5,493)

Cash Flows from Financing Activities:
Net borrowings on (repayments of) bank lines of credit	1,337	(3,188)	8,042
Net change in intercompany balances	10,841	(15,277)	1,655
Net proceeds from dividend reinvestment, employee stock purchase and stock option plans	1,168	797	574
Dividends paid	(2,142)	(1,981)	(1,646)
Conversion of debentures	(268)	—	—
Gross proceeds from issuance of debentures	—	20,000	—

Net cash provided by financing activities	10,936	351	8,625

Net increase in cash and cash equivalents	472	66	45
Cash and cash equivalents at beginning of year	192	126	81

Cash and cash equivalents at end of year	$664	$192	$126

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

Long-Term Debt: During 2001, the Registrant issued $20,000,000 in long-term convertible subordinate debentures. The debentures bear a fixed interest rate of 6.85% percent and mature in 2021.  The Registrant had outstanding borrowings on long-term bank lines of credit of approximately $11,000,000 and $9,663,000 as of December 31, 2002 and 2001, respectively.

Termination of Defined Benefit Plan:Prior to December 30, 1999, the Registrant had a non-contributory defined benefit pension plan (the Pension Plan) for employees of the parent company, Suburban and NMUI. On August 5, 1999, the Company’s Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering employees of the parent company, Suburban and NMUI. The Company applied for an Internal Revenue Service (IRS) determination in April 2000, and received a favorable determination from the IRS in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14,400,000 to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1,150,000.

In February 2002, the Company’s Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. Following the transfer of excess assets and payment of applicable excise taxes of approximately $173,000, the Pension Plan was considered settled in the first quarter of 2002 under the guidelines set forth in SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, because all benefit obligations were met and assets have been distributed.  The Company no longer has responsibility for the pension benefit obligation. Accordingly, the Company accounted for the plan termination under SFAS No. 88 and recognized a net termination gain of approximately $980,000 as income to the Company in the first quarter of 2002.

Acquisition of Business: In November 2002, the Company purchased a majority of the contract operations business owned by AquaSource, Inc., a wholly owned subsidiary of DQE, a publicly held investor owned utility.  The name of the company was changed to Aqua Services upon closing of the transaction.  The purchase price consisted of approximately $10,317,000 in cash payments at closing.  The acquisition was accounted for using the purchase method of accounting, and the results of Aqua Services’ operations have been consolidated with those of the Registrant since November 22, 2002, the effective date of the transaction.  The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired is approximately $5,180,000. As required under SFAS No. 141, the Company identified intangible assets and assigned part of the purchase price to such assets. Approximately $204,000 of intangible customer relationships have been preliminarily identified and they are being amortized over four years using the straight-line method. The preliminary amount assigned to goodwill of approximately $4,976,000 is reflected in the other assets of Southwest Water as of December 31, 2002.  This amount, as finalized, will be reviewed annually for impairment pursuant to SFAS No. 142.

Adjustment Related to Stock Option Accounting: Effective in 2002, Southwest Water retroactively adopted the fair value based method of accounting for stock options as outlined in SFAS No. 123. Accordingly, all prior periods presented have been restated to reflect compensation cost that would have been recognized under the fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

The amounts the Company previously reported in its Annual Reports on Form 10-K included the tax benefit from stock options exercised as a credit to the provision for income taxes. This benefit for options exercised should have been reported as an increase to paid-in capital. Accordingly, the amounts previously reported have been adjusted to properly account for this tax benefit. These adjustments had the effect of reducing net income by $301,000, $167,000 and $162,000 for 2001, 2000 and 1999, respectively, and reducing both basic and diluted EPS by $0.03, $0.02 and $0.02 for each of these respective years compared to the amounts previously reported in the Company's Annual Reports on Form 10-K. These non-cash tax adjustments to net income have no effect upon the Company's cash flows, ability to pay dividends, current income tax liability or total stockholders' equity.

See Notes 2, 11 and 16 to the accompanying consolidated financial statements for more complete disclosure.

Contingencies: Southwest Water is the subject of litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its financial position, results of operations or cash flow.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended December 31, 2002, 2001 and 2000

	Balance at Beginning of Year	Provision Charged to Income	Recoveries/ Acquisitions/ Other	Accounts Written off	Balance at End of Year

2002
Allowance for Doubtful Accounts	$1,667	$372	$529	$(531)	$2,037

2001
Allowance for Doubtful Accounts	$1,468	$236	$—	$(37)	$1,667

2000
Allowance for Doubtful Accounts	$1,202	$340	$50	$(124)	$1,468

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit No. and Applicable Section of Item 601 of Regulation S-K:

2	Agreement and Plan of Merger of Registrant dated May 25, 1988 (incorporated by reference to Exhibit 2 to Registrant’s Form 10-K Report for the year ended December 31, 1988).

3.1	Registrant’s Restated Certificate of Incorporation dated April 4,1988 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-B Report filed with the Commission on July 5, 1988).

3.1B

Certificate of Amendment of Article Four of Articles of Incorporation dated March 30, 1995 (incorporated by reference to Exhibit 3.1B to Registrant’s Form 10-Q Report for the quarter ended March 31, 1995).

3.1C

Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1998 (incorporated by reference to Appendix A of Registrant’s 1998 Proxy Statement filed with the Commission on April 20, 1998).

3.1D

Certificate of Correction of Amendment of Restated Certificate of Incorporation dated September 14, 1998 (incorporated by reference to Exhibit 3.1D of Registrant’s Form 10-K Report for the year ended December 31, 1999).

3.1E

Certificate of Designation of Series E Convertible Preferred Stock Of Southwest Water Company dated January 12, 2000 (incorporated by reference to Exhibit 3.1E of Registrant’s Form 10-K Report for the year ended December 31, 1999).

3.2	Registrant’s Bylaws as amended April 4, 1988 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-B Report filed with the Commission on July 5, 1988).

3.2A	Amendment to Registrant’s Bylaws dated March 15, 1991 (incorporated by reference to Exhibit 3.2A to Registrant’s Form 10-K Report for the year ended December 31, 1990).

3.2B	Amendment to Registrant’s Bylaws dated June 27, 1995 (incorporated by reference to Exhibit 3.2B to Registrant’s Form 10-K Report for the year ended December 31, 1995).

3.2C	Amendment to Registrant’s Bylaws dated December 12, 1996 (incorporated by reference to Exhibit 3.2C to Registrant’s Form 10-K Report for the year ended December 31, 1996).

3.2D	Amended and Restated Bylaws of Southwest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D to Registrant’s Form 10-K Report for the year ended December 31, 2001).

4.1

Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated October 1, 1986 (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K Report for the year ended December 31, 1986).

4.1A

First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated February 7, 1990 (incorporated by reference to Exhibit 4.2A to Registrant’s Form 10-K Report for the year ended December 31, 1989).

4.1B

Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated January 24, 1992 (incorporated by reference to Exhibit 4.2B to Registrant’s Form 10-K Report for the year ended December 31, 1991).

4.1C

Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C to Registrant’s Form 10-K Report for the year ended December 31, 1996).

4.2	Bond Purchase Agreement dated October 1, 1986, for Suburban Water Systems (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K Report for the year ended December 31, 1986).

4.2A	Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A to Registrant’s Form 10-K Report for the year ended December 31,1991).

4.2B	Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B to Registrant’s Form 10-K Report for the year ended December 31, 1996).

4.3

Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K Report for the year ended December 31, 1991).

4.3A

First Supplement to Indenture of Mortgage dated May 15, 1992, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4A to Registrant’s Form 10-K Report for the year ended December 31, 1996).

4.3B

Second Amendment and Supplement to Indenture of Mortgage dated October 21, 1996, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4B to Registrant’s Form 10-K Report for the year ended December 31, 1996).

4.4	Bond Purchase Agreement dated March 12, 1992, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K Report for the year ended December 31, 1991).

4.4A	Bond Purchase Agreement dated November 8, 1996, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5A to Registrant’s Form 10-K Report for the year ended December 31, 1996).

4.5

Article Four of the Restated Certificate of Incorporation of the Registrant as to the rights, preferences, privileges and restrictions of all classes of stock (incorporated by reference to Exhibit 3.1 to Registrant’s form 8-B Report filed with the Commission on July 5, 1988).

4.5A

Registration Statement for the Second Amendment to the Amended and Restated Southwest Water Company Stock Option and Restricted Stock Plan (incorporated by reference to Registrant’s Form S-8 Registration Statement filed with the Commission October 29, 1997).

4.6	Stockholder’s Rights Plan dated April 6, 1998 (incorporated by reference to the Registrant’s Form 8-K Report filed with the Commission April 23, 1998).

4.7

Indenture dated as of July 20, 2001 between the Registrant and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.8 to Registrant’s Form 10-Q Report for the quarter ended June 30, 2001).

4.8

Registration Statement for Southwest Water common stock for Operations Technologies, Inc., dated September 19, 2001 (incorporated by reference to Registrant’s Form S-3 Registration Statement filed with the Commission on September 19, 2001).

4.9

Registration Statement for Southwest Water common stock for the Dividend Reinvestment and Stock Purchase Plan dated September 26, 2001, (incorporated by reference to Registrant’s Form S-3 Registration Statement filed with the Commission on September 26, 2001).

10.1	Amended and Restated Employee Stock Purchase Plan dated May 28, 1998 (incorporated by reference to Appendix B to Registrant’s 1998 Proxy Statement filed with the Commission on April 20, 1998).

10.2	Dividend Reinvestment and Stock Purchase Plan Dated December 1, 1992 (incorporated by reference to Registrant’s Form S-3 Registration Statement filed with the Commission on December 1, 1992).

10.4

Amended and Restated Stock Option and Restricted Stock Option and Restricted Stock Plan dated November 11, 1991, and First Amendment to the Amended and Restated Stock Option and Restricted Stock Plan dated March 21, 1993 (incorporated by reference to Registrant’s Form S-8 Registration Statement filed with the Commission on December 21, 1993).

10.5

Stock Purchase Agreement and First Amendment to Stock Purchase Agreement dated August 13, 1993, between ECO Resources, Inc., and Robert E. Hebert (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-K Report for the year ended December 31, 1993).

10.6	Utility Employees’ 401(k) Plan dated January 7, 1994 (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-K Report for the year ended December 31, 1993).

10.6A	First Amendment to Utility Employees’ 401(k) Plan (incorporated by reference to Exhibit 10.8A to Registrant’s Form 10-K Report for the year ended December 31, 1994).

10.6B

Amendment to the 401(k) Retirement Savings Plan of Southwest Water Company dated January 2, 2002, (incorporated by reference to Exhibit 10.6B to Registrant’s Form 10-K Report for the year ended December 31, 2001).

10.7	Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-Q Report for the quarter ended June 30, 2000).

10.8

Comprehensive Amendment to the Profit Sharing 401(k) Plan for the Southwest Water Company’s Related Companies dated March 10, 1994 (incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K Report for the year ended December 31, 1993).

10.8A

First Amendment to the Profit Sharing 401(k) Plan for the Southwest Water Company’s Related Companies (incorporated by reference to Exhibit 10.9A to Registrant’s Form 10-K Report for the year ended December 31, 1994).

10.9

Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-K Report for the year ended December 31, 1995).

10.9A

Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A to Registrant’s Form 10-K Report for the year ended December 31, 1998).

10.9B

Severance Compensation Agreement between Registrant and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.9B to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.10

Equity Investment Agreement dated May 23, 1996, between the Registrant and RTNT, Inc., covering Windermere Utility Company, together with two First Refusal Agreements and Call Purchase Agreements between the Registrant and RTNT, Inc. (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K Report for the year ended December 31, 1996).

10.11	Credit Agreement between Registrant and Bank of America, N.A. dated July 30, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-K Report for the year ended December 31, 1999).

10.11A

First Amendment to Credit Agreement dated June 30, 2000 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.11A to Registrant’s Form 10-Q Report for the quarter ended June 30, 2000).

10.11B

Second Amendment to Credit Agreement dated September 29, 2000 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.11B to Registrant’s Form 10-Q Report for the quarter ended September 30, 2000).

10.11C

Third Amendment to Credit Agreement dated March 9, 2001 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.11C to Registrant’s Form 10-Q Report for the quarter ended March 31, 2001).

10.11D

Fourth Amendment to Credit Agreement dated July 13, 2001 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.11D to Registrant’s Form 10-Q Report for the quarter ended June 30, 2001).

10.11E

Fifth Amendment to Credit Agreement dated October 22, 2001 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.11E to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.11F

Sixth Amendment to Credit Agreement dated November 9, 2001 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.11F to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.11G	Seventh Amendment to Credit Agreement dated November 1, 2002 between Registrant and Bank of America, N.A., filed herewith.

10.11H	Reimbursement Agreement dated January 8, 2003 between Registrant and Bank of America, N.A. filed herewith.

10.11I	Eighth Amendment to Credit Agreement dated March 14, 2003 between Registrant and Bank of America, N.A., filed herewith.

10.12

Credit Agreement between Suburban Water Systems and Bank of America, N.A. dated July 30, 1999 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K Report for the year ended December 31, 1999).

10.12A

First Amendment to Credit Agreement dated March 8, 2000 between Suburban Water Systems and Bank of America, N.A., (incorporated by reference to Exhibit 10.12A to Registrant’s Form 10-K Report for the year ended December 31, 2001).

10.12B

Second Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Bank of America, N.A. (incorporated by reference to Exhibit 10.12B to Registrant’s Form 10-Q Report for the quarter ended September 30, 2000).

10.12C

Third Amendment to Credit Agreement dated July 13, 2001 between Suburban Water Systems and Bank of America, N.A. (incorporated by reference to Exhibit 10.12C to Registrant’s Form 10-Q Report for the quarter ended June 30, 2001).

10.12D

Fourth Amendment to Credit Agreement dated September 9, 2001 between Suburban Water Systems and Bank of America, N.A. (incorporated by reference to Exhibit 10.12D to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.12E	Fifth Amendment to Credit Agreement dated November 1, 2002 between Suburban Water Systems and Bank of America, N.A., filed herewith.

10.13

Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated December 23, 1997 (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-K Report for the year ended December 31, 1997).

10.13A

First Amendment to the Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated September 1, 1998 (incorporated by reference to Exhibit 10.13A to Registrant’s Form 10-K for the year ended December 31, 1998).

10.13B

Second Amendment to the Amended and Restated Credit Agreement between Registrant and Mellon Bank, N.A. dated September 29, 1999 (incorporated by reference to Exhibit 10.13B to Registrant’s Form 10-K Report for the year ended December 31, 1999).

10.13C

Third Amendment to the Amended and Restated Credit Agreement dated July 19, 2000 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13C to Registrant’s Form 10-Q Report for the quarter ended June 30, 2000).

10.13D

Fourth Amendment to the Amended and Restated Credit Agreement dated September 29, 2000 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13D to Registrant’s Form 10-Q Report for the quarter ended September 30, 2000).

10.13E

Fifth Amendment to the Amended and Restated Credit Agreement dated March 9, 2001 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13E to Registrant’s Form 10-Q Report for the quarter ended March 31, 2001).

10.13F

Sixth Amendment to the Amended and Restated Credit Agreement dated July 13, 2001 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13F to Registrant’s Form 10-Q Report for the quarter ended June 30, 2001).

10.13G

Seventh Amendment to the Amended and Restated Credit Agreement dated September 30, 2001 between Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13G to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.13H	Eighth Amendment to the Amended and Restated Credit Agreement dated September 30, 2002 between Registrant and Mellon 1st Business Bank of California, filed herewith.

10.14

Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated December 23, 1997 (incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K Report for the year ended December 31, 1997).

10.14A

First Amendment to the Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated September 1, 1998 (incorporated by reference to Exhibit 10.14A to Registrant’s Form 10-K for the year ended December 31, 1998).

10.14B

Second Amendment to Credit Agreement between Suburban Water Systems and Mellon Bank, N.A. dated September 29, 1999 (incorporated by reference to Exhibit 10.14B to Registrant’s Form 10-K Report for the year ended December 31, 1999).

10.14C

Third Amendment to Credit Agreement dated July 19, 2000 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14C to Registrant’s Form 10-Q Report for the quarter ended June 30, 2000).

10.14D

Fourth Amendment to Credit Agreement dated September 29, 2000 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14D to Registrant’s Form 10-Q Report for the quarter ended September 30, 2000).

10.14E

Fifth Amendment to Credit Agreement dated July 13, 2001 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14E to Registrant’s Form 10-Q Report for the quarter ended June 30, 2001).

10.14F

Sixth Amendment to Credit Agreement dated September 30, 2001 between Suburban Water Systems and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.14F to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.14G	Seventh Amendment to Credit Agreement dated September 30, 2002 between Suburban Water Systems and Mellon 1st Business Bank of California, filed herewith.

10.15

Business Loan Agreement dated December 10, 1997 between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A. (incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-K Report for the year ended December 31, 1998).

10.15A

Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N. A. dated April 10, 1999 (incorporated by reference to Exhibit 10.15A to Registrant’s Form 10-Q Report for the quarter ended September 30, 1999).

10.15B

Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated April 10, 2000 (incorporated by reference to Exhibit 10.15B to Registrant’s Form 10-Q Report for the quarter ended March 31, 2000).

10.15C

Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West dated April 10, 2002 (incorporated by reference to Exhibit 10.15C to Registrant’s Form 10-Q Report for the quarter ended June 30, 2002).

10.16

Agreement Between Suburban Water Systems and The City of West Covina, California for the Acquisition of the City’s Water Utility System dated February 1, 2000 (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-K for the year ended December 31, 1999).

10.17

IPWC Stockholders Agreement Between Southwest Water Company, Inland Pacific Partners and Inland Pacific Water Company effective January 1, 2000 (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1999).

10.18

Limited Liability Company Agreement of Inland Pacific Development Company, LLC effective January 1, 2000 (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K Report for the year ended December 31, 1999).

10.19

Stock Purchase Agreement between Registrant and Milton R. DiGregorio, Beverly A. DiGregorio, and the Milton R. DiGregorio and Beverly A. DiGregorio 2000 Irrevocable Family Trust dated April 3, 2000 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-Q Report for the quarter ended March 31, 2000).

10.20

Merger Agreement and Plan of Reorganization among Registrant, SW Utility Company, RTNT, Inc., Hornsby Bend Utility Company, Inverness Utility Company, Windermere Utility Company, Inc., HB Merger Sub, Inc. and IU Merger Sub, Inc. dated October 1, 2000 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K Report for the year ended December 31, 2000).

10.21

Agreement and Plan of Merger between Registrant and OPT Acquisition Subsidiary, Inc., Operations Technologies, Inc., Operations Technologies Shareholder Trust and Robert W. Monette, dated August 31, 2001, (incorporated by reference to the Registrant’s Form 8-K Report filed with the Commission on September 19, 2001).

10.22	Loan Agreement among Windermere Utility Co., Inc., Registrant and Bank of the West, dated August 9, 2002, filed herewith.

10.23	LLC Purchase Agreement by and among Aqua Source, Inc., DQE, Inc. and Registrant, dated as of September 14, 2002, filed herewith.

10.24

Official Statement for $31,555,000 San Juan Basin Authority Lease Revenue Bonds (Ground Water Recovery Project) Issue of 2002 containing descriptions and summaries of various documents relating to the project, including the Service Contract for the Design, Construction, Financing and Operation of the San Juan Basin Desalter Project by and among ECO Resources, Inc., Registrant, and the Capistrano Valley Water District, Orange County, California, dated as of September 3, 2002, filed herewith.

21.1	Listing of Registrant’s subsidiaries.

23.1	Consent of KPMG LLP.

99.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003, filed herewith.

99.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2003, filed herewith.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY

By:	/s/ ANTON C. GARNIER

ANTON C. GARNIER President and Chief Executive Officer (Principal Executive Officer) March 26, 2003

By:	/s/ RICHARD J. SHIELDS

RICHARD J. SHIELDS Chief Financial Officer (Principal Financial Officer) March 26, 2003

By:	/s/ THOMAS C. TEKULVE

THOMAS C. TEKULVE Vice President Finance and Treasurer (Principal Accounting Officer) March 26, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. CASTLE	/s/ DONOVAN D. HUENNEKENS

JAMES C. CASTLE Director March 26, 2003	DONOVAN D. HUENNEKENS Director March 26, 2003

/s/ H. FREDERICK CHRISTIE	/s/ MAUREEN A. KINDEL

H. FREDERICK CHRISTIE Director March 26, 2003	MAUREEN A. KINDEL Director March 26, 2003

/s/ ANTON C. GARNIER	/s/ PETER J. MOERBEEK

ANTON C. GARNIER Director March 26, 2003	PETER J. MOERBEEK Director March 26, 2003

/s/ LINDA GRIEGO	/s/ RICHARD G. NEWMAN

LINDA GRIEGO Director March 26, 2003	RICHARD G. NEWMAN Director March 26, 2003