Form 10-Q
period 2003-03-31
SOUTHWEST WATER CO
filed 2003-05-14
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 12, 2003, there were 9,784,769 common shares outstanding.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands except per share data)
Revenues:
Service operations	$25,188	$17,177
Utility operations	10,926	10,991

	36,114	28,168

Expenses:
Operating expenses – services	22,006	14,672
Operating expenses – utilities	7,427	6,946
Selling, general and administrative expenses	5,760	4,683

	35,193	26,301

Operating Income	921	1,867
Other Income (Expense):
Interest expense	(1,197)	(1,156)
Interest income	48	20
Gain on sale of land	—	119
Other	(8)	937

	(1,157)	(80)

Income (Loss) Before Income Taxes	(236)	1,787
Income Tax Provision (Benefit)	(87)	623

Net Income (Loss)	(149)	1,164
Dividends on Preferred Shares	7	7

Net Income (Loss) Available for Common Shares	$(156)	$1,157

Earnings (Loss) per Common Share:
Basic	$(0.02)	$0.12
Diluted	$(0.02)	$0.11

Weighted Average Outstanding Common Shares:
Basic	9,771	9,664
Diluted	10,182	10,124

See accompanying notes to condensed consolidated financial statements.

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2003	December 31, 2002

	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,432	$1,606
Customers’ accounts receivable, net	15,223	16,657
Other current assets	11,509	11,573

	28,164	29,836
Property, Plant and Equipment:
Utility Group property, plant and equipment – at cost	250,279	245,134
Services Group property, plant and equipment – at cost	20,319	20,753

	270,598	265,887
Less accumulated depreciation and amortization	64,300	61,954

	206,298	203,933
Other Assets	35,194	34,975

	$269,656	$268,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,996	$1,969
Accounts payable	9,582	11,390
Other current liabilities	17,665	18,264

	29,243	31,623
Other Liabilities and Deferred Credits:
Long-term debt	60,914	60,827
Bank lines of credit	22,995	20,158
Advances for construction	7,763	7,352
Contributions in aid of construction	71,291	70,658
Deferred income taxes	8,482	8,411
Other liabilities and deferred credits	7,605	7,878

Total Liabilities and Deferred Credits	208,293	206,907
Stockholders’ Equity:
Preferred stock	512	513
Common stock	98	98
Paid-in capital	43,037	42,787
Retained earnings	17,716	18,439

Total Stockholders’ Equity	61,363	61,837

	$269,656	$268,744

See accompanying notes to condensed consolidated financial statements.

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(149)	$1,164
Stock-based compensation expense	215	203
Depreciation and amortization	2,029	1,733
Other adjustments to reconcile net income to net cash provided by operating activities	(965)	1,237

Net cash provided by operating activities	1,130	4,337

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(5,690)	(3,522)
Other investments, net	(8)	165

Net cash used in investing activities	(5,698)	(3,357)

Cash Flows From Financing Activities:
Net borrowing (repayment) on bank lines of credit	2,837	(1,614)
Capital improvement reimbursements	1,261	—
Contributions in aid of construction, advances for construction and living unit equivalents	931	1,044
Net proceeds from dividend reinvestment plan, employee stock purchase plan and stock option plans	62	152
Dividends paid	(574)	(521)
Repayment of long-term debt and subordinated bond redemptions	(40)	(55)
Repayments on advance contracts	(83)	(74)

Net cash provided by (used in) financing activities	4,394	(1,068)

Net decrease in cash and cash equivalents	(174)	(88)
Cash and cash equivalents at beginning of period	1,606	789

Cash and cash equivalents at end of period	$1,432	$701

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,050	$1,326

Income taxes	$255	$263

Non-cash contributions in aid of construction	$—	$2,540

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

          Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. When made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

          Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and our subsidiaries (Southwest Water, the Company, or “we”, “us” or “our”) provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, customer billing and service, and utility submetering. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by US GAAP for complete financial statements. There have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the 2002 Annual Report).  The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of March 31, 2003, and our results of operations and cash flows for the three months ended March 31, 2003 and 2002. These adjustments are of a normal recurring nature.

          Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.  In 2002, we retroactively adopted the fair value based method of accounting for stock options as outlined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, all prior periods presented have been restated to reflect compensation cost that would have been recognized under the fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994. See Note 5 for detailed information.

Note 2. – Operating Segments

          Our operating structure includes two segments: our Services Group and our Utility Group.  We have not changed the basis of segmentation or measurement of segment profit or loss from that reported in our 2002 Annual Report.

          In our Services Group, we operate and maintain water supply and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities in Texas, Mississippi,

California, Georgia, New Mexico, Colorado and South Dakota. We provide utility submetering and billing and collection services nationwide. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, the pricing of our services within the Services Group is not subject to regulation.

          Within our Utility Group, we own and operate rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water delivery and wastewater services.

          Our Services Group has contracted with our utilities in Texas and New Mexico to perform operating services, normal maintenance and construction work and, in addition, to manage capital projects for these utilities. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated entities.  In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, we recognize  profit from contract work performed and do not eliminate the intercompany profit on the contract work performed when the contract price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process. Accordingly, the intercompany profit on such projects has not been eliminated in the accompanying condensed consolidated financial statements.

          Information about Southwest Water’s operations by operating segment is as follows:

	Services Group	Utility Group	Total Segment Information	Other	Consolidated

	(in thousands)
Three Months Ended March 31, 2003
Total revenues (1)	$25,188	$10,926	$36,114	$—	$36,114
Operating income	35	2,199	2,234	(1,313)	921
As of March 31, 2003
Assets	$61,234	$202,874	$264,108	$5,548	$269,656
Three Months Ended March 31, 2002
Total revenues (1)	$17,177	$10,991	$28,168	$—	$28,168
Operating income	420	2,678	3,098	(1,231)	1,867
As of March 31, 2002
Assets	$42,545	$176,681	$219,226	$4,352	$223,578

     (1) Total revenues include both revenues from external customers and intersegment transactions. Intersegment revenues were $1,324,000 and $2,510,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 3. – Earnings Per Share, Stock Options and Stock Dividends

          We record earnings per share (EPS) by computing “basic EPS” and “diluted EPS” in accordance with US GAAP. Basic EPS measures our performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares. In 2002, our Board of Directors declared a five percent stock dividend to stockholders of record on January 1, 2003. All per share amounts and numbers of shares outstanding reflect this dividend.

          The following table is a reconciliation of the numerators (income [loss]) and denominators (shares) used in both basic and diluted EPS calculations:

	Net Income	Dividends on preferred shares	Basic EPS	Effect of Dilutive Options	Diluted EPS

	(in thousands except per share amounts)
March 31, 2003
Income (loss) (numerator)	$(149)	$(7)	$(156)		$(156)
Shares (denominator)			9,771	411	10,182
Per share amount			$(0.02)		$(0.02)

March 31, 2002
Income (loss) (numerator)	$1,164	$(7)	$1,157		$1,157
Shares (denominator)			9,664	460	10,124
Per share amount			$0.12		$0.11

Note 4. - Balancing Account

          Our California water utility has recorded a balancing account receivable in the amount of approximately $2,300,000, representing the difference between actual water production costs incurred and California Public Utilities Commission (CPUC)–adopted water production costs. Historically, the CPUC allowed such balancing accounts to be recorded in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  However, the CPUC significantly changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2,300,000 that was in the balancing account prior to November 29, 2001. Beginning in December 2001, our water utility in California has recognized all water costs as incurred. Differences between actual and CPUC-adopted water production costs are tracked in a memorandum account at our California water utility and we will attempt to recover these costs in future regularly scheduled rate hearings.

Note 5. – Adoption of New Accounting Policy – Stock-Based Compensation

          We currently sponsor two stock option plans. Prior to 2002, we accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no stock-based compensation cost was reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In 2002, we adopted the fair value recognition provisions of SFAS No. 123. SFAS No. 123 requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123. we have elected to recognize stock-based compensation using the retroactive restatement method.  Under this change in accounting method, we have restated our accompanying condensed consolidated financial statements for the prior period presented in this Report on Form 10-Q for the quarter ended March 31, 2003 (the March Report) to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

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

          In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002:

	2003	2002

Dividend yield	1.8%	1.8%
Expected volatility	26.6%	27.3%
Risk free interest rate	2.7%	4.6%
Expected life in years	5.5	5.6

A summary of the status of the changes to the employee stock option plan during the first three months of 2003 is presented below. There were no changes to the director stock option plan in the first quarter of 2003:

	As of March 31, 2003

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of quarter	1,481,428	$8.91
Granted	229,500	$12.40
Exercised	—	$—
Cancelled	—	$—

Outstanding at end of quarter	1,710,928	$9.17

Options exercisable at end of quarter	894,014	$7.06

Weighted average fair value of options granted during the quarter	$2.96

The following table summarizes information about fixed stock options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at 3/31/03	Weighted Average Exercise Price

$2.00 to $5.00	260,630	2.4	$3.64	260,630	$3.64
$5.00 to $10.00	469,335	5.5	$5.84	375,764	$6.45
$10.00 to $15.00	975,713	8.6	$11.69	257,620	$10.97
$15.00 to $20.00	5,250	9.0	$16.26	—	—

$2.00 to $20.00	1,710,928	6.4	$9.17	894,014	$7.06

The table below sets forth the effect of the retroactive restatement of the prior period:

Three Month Period Ended March 31, 2002

(in thousands except per share amounts)
Net Income:
Restated for adoption of SFAS No. 123	$1,164
Previously reported, as adjusted	$1,294
Basic Earnings per Common Share:
Restated for adoption of SFAS No. 123	$0.12
Previously reported, as adjusted	$0.14
Diluted Earning per Common Share:
Restated for adoption of SFAS No. 123	$0.11
Previously reported, as adjusted	$0.13

          We recorded the following stock-based compensation expense (included in selling, general and administrative expenses) and the related tax benefit recorded to the tax provision under the provisions of SFAS No. 123:

	Three Month Periods Ended (in thousands)

	March 31, 2003	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Compensation Recorded	$215	$203	$256	$251	$253
Tax Benefit	(80)	(73)	(90)	(88)	(89)

Net Compensation Expense	$135	$130	$166	$163	$164

Note 6. – New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We will also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and loss on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 applied to fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposable activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, which amends FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. In 2002, we adopted the fair value recognition provisions of SFAS No. 123 and the related provisions of SFAS No. 148 using the retroactive restatement method. See Note 5 for detailed information.

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

          In November 2002, the EITF finalized EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 is required to be adopted for all new revenue arrangements entered into in fiscal years beginning after June 15, 2003 but alternatively would allow application of EITF No. 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 is not expected to have a material effect on our consolidated financial statements.

Note 7. – Acquisitions

          At March 31, 2003, the gross carrying amount of intangible contract costs was approximately $1,436,000 and accumulated amortization of these contracts was approximately $444,000. Amortization expense for intangible contract costs for the quarter ended March 31, 2003 was approximately $72,000.

          The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Services Group Segment	Utility Group Segment	Totals

	(in thousands)
Balance as of December 31, 2002	$20,172	$—	$20,172
Goodwill acquired during the period	—	—	—
Impairment losses	—	—	—

Balance as of March 31, 2003	$20,172	$—	$20,172

Aqua Services, LP (Aqua Services)

          In November 2002, we acquired 100 % ownership of certain contract operations in Texas and Colorado of AquaSource, Inc. a provider of contract water and wastewater services. The purchase price consisted of approximately $10,317,000 in cash. Upon closing of the transaction on November 22, 2002, we began operating a part of this business under the name Aqua Services while the remaining part was incorporated into one of our existing subsidiaries.

          Operations Technologies, Inc. (OpTech)

          In August 2001, we purchased 90% of the outstanding stock of OpTech, a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8,248,000. The purchase price consisted of cash payments of $3,948,000, promissory notes of $3,000,000 and 96,580 shares of our common stock with a fair market value of approximately $1,300,000 at the date of acquisition. The terms of the purchase are disclosed in our 2002 Annual Report. Under the terms of the purchase agreement, we have the right to acquire the remaining 10% of OpTech after a period of five years based upon a formula relating to the profitability of OpTech. After two years, the minority owner of OpTech has the option to sell the remaining 10% of OpTech to us using the same formula.

Master Tek International, Inc. (Master Tek)

          In April 2000, we purchased 80% of the outstanding stock of Master Tek for approximately $4,000,000 consisting of $2,000,000 in cash and a $2,000,000 promissory note. Under the terms of our purchase agreement, the minority owner of Master Tek may require us to purchase his initial minority interest in 5% increments at a price not to exceed $1,000,000 per year over four years. In April 2002 we paid $1,000,000 to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement which increased our ownership to 85%. In the first quarter of 2003, the minority owner of Master Tek exercised his option to sell to us an additional 5% of Master Tek for $1,000,000.  See Part II Item 1., Legal Proceedings for a description of related litigation.

Note 8. – Non-Recurring Items

          Groundwater Settlement

          One of the water sources of our water utility in California has been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s. In 2001 and 2002, this contamination necessitated the shutdown of a number of our wells, and we have had to purchase replacement water at a cost substantially higher than the cost of water pumped from our own wells.

          In May 2002, a settlement was reached among some of the alleged polluters and a number of water companies, including our water utility in California. As part of the settlement, in 2002, we recorded income of approximately $1,649,000 and received payments, primarily representing reimbursement of certain water and energy costs incurred in 2000 and 2001. Additionally, as part of the settlement, we have received payments in 2002 and 2003, and we expect to continue to receive payments in future periods from this settlement until completion of remediation. The payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination. We bill and collect this reimbursement each month. These amounts are recorded as a reduction of water costs included in direct operating expenses. The settlement also provides capital contributions to construct new wells and additional interconnections with other water sources. Funds from the settlement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.

          Pension Plan Termination

          Prior to December 30, 1999, we had a non-contributory defined benefit pension plan (the Pension Plan) that was terminated as of December 30, 1999. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14,400,000 to meet the benefit liabilities of the Pension Plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1,150,000.

          In February 2002, our Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. We recognized a net termination gain of approximately $980,000 as income in the first quarter of 2002.

Note 9. – Seasonality

          Our Utility Group water operations are seasonal as rainfall and weather conditions affect water consumption. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry.  The results of operations for one quarter do not indicate results to be expected in another quarter. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations. Utility Group wastewater operations are generally not affected by seasonality.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

ADJUSTMENTS RELATED TO STOCK OPTION ACCOUNTING

          We currently sponsor two stock option plans. Prior to 2002, we accounted for those plans under the recognition and measurement provisions of the APB Opinion No. 25 under which no stock-based compensation cost was reflected as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          Effective in 2002, we adopted the fair value based method of accounting for stock options as outlined in SFAS No. 123. In accordance with the provisions of SFAS No. 148, we elected to recognize stock-based compensation using the retroactive restatement method. Accordingly, all prior periods presented have been restated to reflect compensation cost that would have been recognized under the fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

RESULTS OF OPERATIONS

Net Operating Revenues and Operating Income

          For the first three months of 2003, we recognized revenues of $36,114,000, an increase of $7,946,000, or 28%, compared to the same period in 2002. In the first quarter of 2003, we recorded operating income of $921,000, a decrease of $946,000, or 51%, compared to the first quarter of 2002. We recorded a net loss of $149,000 or a diluted loss per share of $0.02 in the first quarter of 2003 compared to diluted EPS of $0.11 in the first three months of 2002. The net loss for the first quarter of 2003 reflects the effect of reduced revenues and higher water-volume-related expenses incurred at our utility in California and increased general and administrative costs for employee heath benefits, insurance and compensation expenses. Net income in 2002 reflects the impact of a one-time gain on the termination of a pension plan which added a $980,000 pretax gain and $0.06 per diluted EPS to our first quarter 2002 results. Also included in the first quarter 2002 operating income is a pretax gain of $119,000 on the sale of land formerly used in utility operations which added $0.01 per diluted EPS.

          Services Group

          Services Group operating revenues for the first quarter of 2003 were $25,188,000, an increase of 47% from $17,177,000 in 2002. The increase was due primarily to the acquisition of Aqua Services in November 2002. Revenues also increased due to construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in San Juan Capistrano, California.

          Services Group operating income was $35,000 in the first quarter of 2003, a decrease of 92% from $420,000 in the comparable period of 2002. Services Group operating income decreased as a result of higher costs of employee health benefits, insurance and compensation expenses. The decrease in operating income was partially offset by the operating income contribution from our acquisition of Aqua Services in November 2002.

          Utility Group

          Utility Group revenues for the first three months of 2003 decreased to $10,926,000, a decrease of $65,000, or 1%, from the same period in 2002. In the first quarter of 2003, water usage decreased at our utility in California  because of cool, damp weather compared to drought-like conditions throughout much of the first quarter of 2002. Water usage increased in New Mexico, primarily reflecting an increase in the number of customers which partially offset the decrease in revenue at our water utility in California. A rate increase at one of our utilities in Texas also contributed to offset the decrease in revenues.

          In the first quarter of 2003, our Utility Group operating income decreased 18% to $2,199,000 from $2,678,000 in the same period of 2002. The decrease in 2003 operating income resulted primarily from the effect of reduced revenues and higher water-volume-related expenses incurred at our utility in California. This decrease was partially offset by increased water usage at our utility in New Mexico, which positively impacted operating income.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased 23% to $5,760,000 during the first quarter of 2003, compared to $4,683,000 in the same period of 2002. As a percentage of consolidated revenues, selling, general and administrative expenses were 16% and 17% in 2003 and 2002, respectively. The 2003 increase in selling, general and administrative expenses was primarily attributable to a) the acquisition of Aqua Services in November 2002, and b) higher costs of employee health benefits, insurance and compensation expenses.

Other Income and Expense

          Interest Expense

          Total interest expense increased 4% to $1,197,000 during the first quarter of 2003, compared to $1,156,000 for the same period in 2002 due to higher average balances outstanding on our lines of credit in 2003.

The major components of interest expense for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002

	(in thousands)
Interest expense - convertible subordinate debentures	$341	$342
Interest expense - bank lines of credit	227	151
Interest expense - mortgage bonds and bank term loan	582	564
Interest expense – other	129	128

Total interest expense before capitalized interest	1,279	1,185
Capitalized interest	(82)	(29)

Total interest expense	$1,197	$1,156

          Other

          In the first quarter of 2002, we recorded a one-time gain on the termination of a pension plan of approximately $980,000, and a $119,000 gain on the sale of land previously used in utility operations.

Income Taxes

          Our effective tax rate for first quarter of 2003 was 37% compared to approximately 35% in 2002. Our effective tax rate for 2002 reflected the benefit of a one-time gain on the termination of a pension plan, which was excluded from ordinary taxable income.

Earnings Per Share

          In the first quarter of 2003 we recorded a diluted loss per share of $0.02 compared to diluted EPS of $0.11 in the first quarter of 2002. Our loss per share reflects the effect of lower revenues and higher water-volume-related expenses incurred at our utility in California and increased costs of employee health benefits, insurance and compensation expenses. In the first quarter of 2002 a one-time gain on the termination of a pension plan and a gain on the sale of land formerly used in utility operations contributed $0.07 to diluted EPS.

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

          As of March 31, 2003 we had a working capital deficit of approximately $1,079,000 with cash and cash-equivalent balances totaling approximately $1,432,000, as well as aggregate lines of credit totaling $24,000,000 consisting of three separate unsecured lines of credit from three commercial banks. Two of the lines of credit expire in April 2004 and the remaining line expires in September 2004. As of March 31, 2003, we had approximately $22,995,000 outstanding on these three lines of credit.  In March 2003, we entered into an agreement to amend one of our lines of credit under which the bank increased our line of credit capacity by $4,000,000 through December 31, 2003. Our total borrowing capacity available under our lines of credit as of March 31, 2003, including the amendment to extend an additional $4,000,000, was $5,005,000.

          As of December 31, 2002, we had approximately $20,158,000 outstanding on our lines of credit and $3,842,000 borrowing capacity available.

          On January 8, 2003, we obtained an additional unsecured line of credit facility in the amount of $3,430,000 from one of our commercial banks.  This facility was used to issue a $3,430,000 standby letter of credit as collateral for performance under the service contract for the Capistrano Valley Water District (CVWD) to design and construct a reverse osmosis water treatment facility and associated wells.  This standby letter of credit is in force for the estimated two-year construction period of the project.  Upon acceptance of the completed project by the CVWD, the standby letter of credit and the related credit facility will be terminated.

          In addition to our lines of credit, we have excess borrowing capacity under our First Mortgage Bond Indentures of approximately $65,000,000 as of March 31, 2003. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing  to an amount no greater than the remaining unused credit line amount.

          We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During the three months ended March 31, 2003, we were in compliance with all applicable covenants under each of the line of credit agreements.

          We are currently evaluating our capital structure and potential financing alternatives available to us to provide additional liquidity.  These alternatives include increasing the size of our lines of credit, long-term asset-backed financing capacity in our regulated utilities, sale and leaseback of certain assets and administrative office space, and issuance of debt or equity in either public or private offerings.  With the exception of an increase in the size of our lines of credit, we anticipate that these financing alternatives would enable us to substantially reduce the amounts currently outstanding on our lines of credit.  While we believe that there will be investor and lender interest in these financing alternatives, there can be no assurance that we will be able to obtain such funding in 2003.

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

          In the first quarter of 2003, net cash provided by operations totaled $1,130,000 compared to $4,337,000 for the same period in 2002

          Investing Activities

          Our investing activities include company-funded development and purchase of plant and equipment as well as acquisitions.

          During the first quarter of 2003, our additions to property, plant and equipment were $5,690,000 consisting of $3,498,000 in Company-financed additions, $1,261,000 in capital improvement reimbursements, and $931,000 in developer-paid contributions in aid of construction (CIAC), advances for construction and living unit equivalent (LUE) fees. Company-financed capital additions were funded primarily by cash flow from operations and by borrowings on our bank lines of credit. Total additions to property, plant and equipment represented an increase of $2,168,000 compared to the first quarter of 2002.

          Additions to property, plant and equipment were primarily for regulated water system assets for our Utility Group, including new wells and transmission lines in New Mexico and the construction of a lift station, water line and an elevated storage tank in Texas.

Financing Activities

          Our financing activities include reimbursements of capital improvement costs, CIAC, LUE fees, advances for construction, net borrowings on our lines of credit, dividend payments, payments on long-term debt and stock transactions among other items.

          On March 17, 2003, we entered into an agreement to amend one of our lines of credit under which the bank increased our line of credit capacity by $4,000,000 through December 31, 2003.

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

          Water utility revenues are recognized when amounts are billed to customers. An estimated amount for unbilled revenues is also recognized for water used toward the end of the accounting period.

          Impairment of Goodwill: We have made acquisitions in the past that resulted in recording goodwill and intangible assets.  The balance sheets presented in the consolidated financial statements include the goodwill and intangible customer contracts related to the 2002 acquisition of the contract services business of AquaSource, Inc., the goodwill and intangible contract value related to the 2001 acquisition of OpTech, and the goodwill and non-compete agreement related to the 2000 acquisition of Master Tek.  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At March 31, 2003, other assets include approximately $20,172,000 of net goodwill, which was no longer subject to amortization beginning in 2002.  There was no impairment of goodwill as of March 31, 2003.

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

          One of the companies in our Services Group has contracted with our utilities in Texas and New Mexico to perform operating services, normal maintenance and construction work, and, in addition, manage capital projects.  We believe that these contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated entities.  In accordance with SFAS No. 71, our Services Group recognizes profit  from contract work performed and does not eliminate the intercompany profit on the construction contract work performed when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process.  Accordingly, the intercompany profit on such projects has not been eliminated in the accompanying condensed consolidated financial statements.

          Balancing Account:  Prior to November 29, 2001, the CPUC permitted California water utilities to record the difference between actual and CPUC-adopted water production costs in balancing accounts on the balance sheet, with a corresponding adjustment in the income statement. In 2001, our water utility in California recorded approximately $700,000 of balancing account benefits in its income statement, and had a total balance of approximately $2,300,000 in deferred costs held on its balance sheet at the end of November 2001.  No such benefits were available in 2002.  The disposition of pre-November 29, 2001 balancing accounts became the subject of a CPUC rulemaking.  In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover approximately $2,300,000 that was in its balancing account as of November 29, 2001.

          Collectibility of Customer Receivables:  We periodically evaluate the collectibility of our customer receivables, and provide an allowance for uncollectible receivables based upon an estimate by management of the amount of receivables that might not be collectible.  This estimate is predicated upon a number of factors, including historical receivable write-off experience, a review of customer accounts with past due uncollected balances, probable costs of collection and the general credit worthiness of our customers.  We believe that our allowance for doubtful accounts is adequate as of March 31, 2003.

          Stock-Based Compensation: In 2002, we adopted the fair value recognition provisions of SFAS No. 123. SFAS No. 123 requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, we have elected to recognize stock-based compensation using the retroactive restatement method.  Under this change in accounting method, we have restated our accompanying condensed consolidated financial statements for the prior period presented in the March Report to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

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

RISK FACTORS

          The following are some of the factors that could cause our actual results to differ materially from the expected results described in or underlying our forward-looking statements.  This list is not inclusive as to risk factors that we may experience and you are advised to refer to the discussion in our 2002 Annual Report.

Risk factors that impact our Utility Group operations:

•	Weather conditions can impact the financial results of our Utility Group;
•	Rates that we are allowed to charge customers are set by regulatory agencies;
•	We own assets in areas subject to natural disasters;
•	We may not be able to provide an adequate supply of water to our customers;
•	We need access to capital to continue to invest in our utility assets.

Risk factors that impact our Services Group operations:

•	We operate in a competitive market with low operating margins;
•	We market our services in a political environment;
•	We may be unable to renew Services Group contracts;
•	Our business depends on trained, qualified employees;
•	Risks of events such as hurricanes, tornadoes and floods may impact our profitability;
•	Our Services Group contracts have certain performance risks;
•	Services Group contracts for the design and construction of water and wastewater projects may expose us to certain completion and performance risks;
•	We use third party equipment and subcontractors;
•	Our Services Group is subject to environmental and water quality risks;
•	We have risks associated with a large fleet of vehicles;
•	Our operating costs may rise faster than our revenues;
•	Our operating contracts may be cancelled by a municipality, impacting our backlog.
Other:
•	Our capital resources may restrict our ability to operate and expand our business;
•	We may fail to effectively manage growth;
•	Our business may be impacted by the general economic conditions of real estate development in the United States;
•	Our operations are subject to certain risks due to their location;
•	The uncertainties of litigation as well as other risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. Changes in interest rates affect the interest expense paid on the line of credit borrowings which is determined based upon an agreed rate formula with the banks. Contractually, the highest interest rates charged on the lines of credit cannot exceed the banks’ prime rate minus one-quarter percent.

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

Item 4. Controls and Procedures

          Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Southwest Water, and we have designed such disclosure controls and procedures to ensure that material information relating to Southwest Water, including its consolidated subsidiaries, is made known to us by management within these entities, particularly during the period in which this quarterly report is being prepared. In connection with this, our certifying officers have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of the March Report.  Based upon that evaluation, our certifying officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the March Report have been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our certifying officers completed their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          In April 2003, we filed a lawsuit against the minority owner of Master Tek for certain misrepresentations and failure to disclose certain material facts. We are seeking indemnification for certain costs incurred subsequent to our purchase of the subsidiary in April 2000. In the first quarter of 2003, the minority owner exercised an option to require us to purchase an additional 5% of Master Tek for $1,000,000. Because of the lawsuit, we placed the funds in an escrow account in accordance with the terms of the original purchase agreement. These funds may be used to offset any final resolution of our claim. The minority owner intends to contest our lawsuit. We cannot predict the outcome of this lawsuit; however, we do not believe this action will have a material adverse effect on our financial position, results of operations or cash flows.

          In September 2002, one of our subsidiaries was named as a defendant in a lawsuit alleging wrongful death as the result of a chlorine gas leak that occurred in July 2000 at one of the facilities that we operate.  The decedent who was exposed to the gas leak was treated and released from the hospital on the next day.  He subsequently died eleven months later of causes that we believe are unrelated to the chlorine gas exposure.  We have denied any liability and are vigorously defending against the claim. Our  liability insurance carrier is currently absorbing the costs of defense of the lawsuit; however, we cannot predict the outcome of this lawsuit. Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

          Southwest Water and one of our subsidiaries were named as a defendant in three lawsuits alleging injury and damages as the result of a sewage spill which occurred at an Austin, Texas, sewage pumping station that we operate. A cross complaint was subsequently filed and served by the City of Brushy Creek, Texas. In 2001, settlements were reached with three of the plaintiffs. The remaining lawsuit was settled in 2003.  We have been defended and indemnified by our insurance carrier and we were required to pay a $10,000 deductible on settlement in each of the claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits furnished pursuant to Item 601 of Regulation S-K:

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), dated May 12, 2003, filed herewith.

(b)     Reports on Form 8-K:

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY

(Registrant)

Dated: May 12, 2003	/s/ RICHARD J. SHIELDS

Richard J. Shields Chief Financial Officer (Principal Accounting and Financial Officer)

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anton C. Garnier, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southwest Water Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ ANTON C. GARNIER

Anton C. Garnier Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard J. Shields, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southwest Water Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ RICHARD J. SHIELDS

Richard J. Shields Chief Financial Officer