Form 10-Q
period 2003-06-30
SOUTHWEST WATER CO
filed 2003-08-13
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 0-8176

Southwest Water Company (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1840947 (I.R.S. Employer Identification No.)

225 North Barranca Avenue, Suite 200 West Covina, California (Address of principal executive offices)	91791-1605 (Zip Code)

(626) 915-1551
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 11, 2003, there were 10,969,325 common shares outstanding.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands except per share data)
Revenues:
Service operations	$27,702	$19,189	$52,890	$36,366
Utility operations	13,762	13,557	24,688	24,548

	41,464	32,746	77,578	60,914

Expenses:
Operating expenses - services	24,323	16,321	46,329	30,993
Operating expenses- utilities	8,219	8,578	15,646	15,643
Selling, general and administrative expenses	5,425	5,954	11,185	10,442

	37,967	30,853	73,160	57,078

Operating Income	3,497	1,893	4,418	3,836
Other Income (Expense):
Interest expense	(1,109)	(1,063)	(2,306)	(2,219)
Interest income	—	12	49	32
Gain on sales of land	720	—	720	119
Other	(110)	1,780	(119)	2,641

	(499)	729	(1,656)	573

Income Before Income Taxes	2,998	2,622	2,762	4,409
Income Tax Provision	1,109	914	1,022	1,537

Net Income	1,889	1,708	1,740	2,872
Dividends on Preferred Shares	7	7	14	14

Net Income Available for Common Shares	$1,882	$1,701	$1,726	$2,858

Earnings per Common Share
Basic	$0.19	$0.18	$0.17	$0.30
Diluted	$0.18	$0.16	$0.17	$0.28

Weighted Average Outstanding Common Shares
Basic	10,171	9,720	9,971	9,692
Diluted	10,577	10,361	10,380	10,243

See accompanying notes to unaudited condensed consolidated financial statements.

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2003	December 31, 2002

	(in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,868	$1,606
Customers’ accounts receivable, net	19,792	16,657
Other current assets	10,735	11,573

	32,395	29,836
Property, Plant and Equipment:
Utility group property, plant and equipment – at cost	256,690	245,134
Services group property, plant and equipment – at cost	19,803	20,753

	276,493	265,887
Less accumulated depreciation and amortization	66,053	61,954

	210,440	203,933
Other Assets:
Goodwill	20,212	20,151
Intangible assets, net	2,337	2,497
Other assets	11,288	12,327

	33,837	34,975

	$276,672	$268,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,189	$1,969
Accounts payable	8,611	11,390
Other current liabilities	16,494	18,264

	27,294	31,623
Long-Term Liabilities and Deferred Credits:
Long-term debt	60,356	60,827
Bank lines of credit	14,224	20,158
Advances for construction	7,234	7,352
Contributions in aid of construction	76,348	70,658
Deferred income taxes	9,271	8,411
Other liabilities and deferred credits	7,359	7,878

Total Liabilities and Deferred Credits	202,086	206,907
Stockholders’ Equity:
Preferred stock	512	513
Common stock	109	98
Paid-in capital	54,948	42,787
Retained earnings	19,017	18,439

Total Stockholders’ Equity	74,586	61,837

	$276,672	$268,744

See accompanying notes to unaudited condensed consolidated financial statements.

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2003	2002

	(in thousands)
Cash Flows From Operating Activities:
Net income	$1,740	$2,872
Depreciation and amortization	4,003	3,681
Stock-based compensation expense	467	459
Deferred income taxes	860	636
Gain on sales of land	(720)	(119)
Other changes in operating assets and liabilities	(7,212)	(701)

Net cash provided by (used in) operating activities	(862)	6,828

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(9,139)	(9,142)
Proceeds from sale of land	741	165
Other investments, net	(40)	(1,000)

Net cash used in investing activities	(8,438)	(9,977)

Cash Flows From Financing Activities:
Net proceeds from private placement of common stock	10,988	—
Net repayment on bank lines of credit	(5,934)	(1,748)
Capital improvement reimbursements	2,182	—
Contributions in aid of construction and advances for construction	1,975	7,728
Net proceeds from dividend reinvestment plan, employee stock purchase plan and stock option plans	733	581
Proceeds from sale/leaseback of assets	1,102	—
Dividends paid	(1,141)	(1,043)
Repayment of long-term debt	(177)	(2,209)
Repayments on advance contracts, net of additions	(166)	(151)

Net cash provided by financing activities	9,562	3,158

Net increase in cash and cash equivalents	262	9
Cash and cash equivalents at beginning of period	1,606	789

Cash and cash equivalents at end of period	$1,868	$798

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,555	$2,544

Income taxes	$305	$288

Non-cash contribution in aid of construction	$3,629	$1,655

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and our subsidiaries (collectively referred to in this report as Southwest Water, the Company, “we”, “us” or “our” except where the context otherwise requires) provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, water and wastewater infrastructure development, customer billing and service, and utility submetering. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the 2002 Annual Report). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of June 30, 2003, and our results of operations for the three and six months ended June 30, 2003 and 2002 and our cash flows for the six months ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature.

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

Note 2. – Operating Segments

Our operating structure includes two segments: our Utility Group and our Services Group. We have not changed the basis of segmentation or measurement of segment profit or loss from that reported in our 2002 Annual Report.

In our Utility Group, we own and operate rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water delivery and wastewater services.

In our Services Group, we operate and maintain water supply and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities in Texas, Mississippi, California, Georgia, New Mexico, Colorado and South Dakota. We also provide utility submetering and billing and collection services nationwide. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, the pricing of our services by the Services Group is not subject to regulation.

Information about Southwest Water’s operations by operating segment for the three months ended June 30, 2003 is as follows:

	Services Group	Utility Group	Total Segment information	Other (2)	Consolidated

	(in thousands)
Three Months Ended June 30, 2003
Total revenues(1)	$27,702	$13,762	$41,464	$—	$41,464
Operating income	869	4,410	5,279	(1,782)	3,497

As of June 30, 2003
Assets	$63,510	$208,948	$272,458	$4,214	$276,672

Three Months Ended June 30, 2002
Total revenues(1)	$19,189	$13,557	$32,746	$—	$32,746
Operating income	516	3,173	3,689	(1,796)	1,893

As of June 30, 2002
Assets	$43,061	$184,768	$227,829	$4,378	$232,207

______________

(1)	Total revenues include both revenues from external customers and intersegment transactions. Intersegment revenues were approximately $421,000 and $14,000 for the three months ended June 30, 2003 and 2002, respectively.
(2)	Other consists of costs that include any corporate functional departments whose cost is not allocated and headquarter expenses.

Information about our operations by operating segment for the six months ended June 30, 2003 is as follows:

	Services Group	Utility Group	Total Segment Information	Other (2)	Consolidated

	(in thousands)
Six Months Ended June 30, 2003
Total revenues (1)	$52,890	$24,688	$77,578	$—	$77,578
Operating income	902	6,614	7,516	(3,098)	4,418

As of June 30, 2003
Assets	$63,510	$208,948	$272,458	$4,214	$276,672

Six Months Ended June 30, 2002
Total revenues (1)	$36,366	$24,548	$60,914	$—	$60,914
Operating income	1,007	6,517	7,524	(3,688)	3,836

As of June 30, 2002
Assets	$43,061	$184,768	$227,829	$4,378	$232,207

______________

(1)	Total revenues include both revenues from external customers and intersegment transactions. Intersegment revenues were approximately $1,180,000 and $18,000 for the six months ended June 30, 2003 and 2002, respectively.
(2)	Other consists of costs that include any corporate functional departments whose cost is not allocated and headquarter expenses.

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

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both basic and diluted EPS calculations:

	Net Income	Dividends on preferred shares	Basic EPS	Effect of Dilutive Options	Diluted EPS

	(in thousands except per share amounts)
For three months ended June 30, 2003
Income (numerator)	$1,889	$(7)	$1,882		$1,882
Shares (denominator)			10,171	406	10,577
Per share amount			$.19		$.18

For three months ended June 30, 2002
Income (numerator)	$1,708	$(7)	$1,701		$1,701
Shares (denominator)			9,720	641	10,361
Per share amount			$0.18		$0.16

	Net Income	Dividends on preferred shares	Basic EPS	Effect of Dilutive Options	Diluted EPS

	(in thousands except per share amounts)
For six months ended June 30, 2003
Income (numerator)	$1,740	$(14)	$1,726		$1,726
Shares (denominator)			9,971	409	10,380
Per share amount			$.17		$.17

For six months ended June 30, 2002
Income (numerator)	$2,872	$(14)	$2,858		$2,858
Shares (denominator)			9,692	551	10,243
Per share amount			$0.30		$0.28

Note 4. – Balancing Account

Our California water utility has recorded a balancing account receivable in the amount of approximately $2,300,000, representing the difference between actual water production costs incurred and California Public Utilities Commission (CPUC)–adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2,300,000 that was in the balancing account as of November 29, 2001. Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These expenses are also tracked in a memorandum account and we will attempt to recover these expenses in future rate hearings.

Note 5. – Adoption of New Accounting Policy – Stock-Based Compensation

We currently sponsor two stock option plans: a Stock Option Plan (SOP) and a Director Option Plan (DOP). Prior to 2002, we accounted for those plans under the recognition and measurement provisions of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations under which no stock-based compensation cost was reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In 2002, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we restated our financial statements for the prior periods presented in this Report on Form 10-Q for the three and six months ended June 30, 2003 (the June Report) to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled after December 15, 1994.

The table below sets forth the effect of the retroactive restatement of the prior periods:

	Periods Ended June 30, 2002 (in thousands except per share amounts)

	Three months	Six months

Net Income:
Restated for adoption of SFAS No. 123	$1,708	$2,872
Previously reported	$1,870	$3,164
Basic Earnings per Common Share:
Restated for adoption of SFAS No. 123	$.18	$.30
Previously reported	$.19	$.33
Diluted Earnings per Common Share:
Restated for adoption of SFAS No. 123	$.16	$.28
Previously reported	$.18	$.31

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide a reliable single measure of the fair value of employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002:

	2003	2002

Dividend yield	1.8%	1.8%
Expected volatility	26.6%	27.3%
Risk free interest rate	2.7%	4.6%
Expected life in years	5.5	5.6

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately $252,000 and $256,000 for the three months ended June 30, 2003 and 2002, respectively, and $467,000 and $459,000 for the six months ended June 30, 2003 and 2002, respectively.

We recorded the following stock-based compensation expense (included in selling, general and administrative expenses) and the related tax benefit recorded to the tax provision under the provisions of SFAS No. 123:

	Three Month Periods Ended (in thousands)

	Jun 30, 2003	Mar 31, 2003	Dec 31, 2002	Sep 30, 2002	Jun 30, 2002	Mar 31, 2002

Compensation recorded	$252	$215	$253	$251	$256	$203
Tax benefit	(93)	(80)	(89)	(88)	(90)	(77)

Net compensation expense	$159	$135	$164	$163	$166	$126

Stock Option Plan: In 1988, the stockholders approved the SOP and in 2000, approved an amendment to the SOP which increased the number of authorized and available shares for issuance by 937,500, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. In May 2003, the stockholders approved a further amendment to the SOP to increase the number of authorized and available shares for issuance by 750,000. As of June 30, 2003, excluding the issuance of these 750,000 shares, there were 2,430,880 shares (adjusted for stock splits and stock dividends) authorized for issuance under the SOP and 268,914 shares were available for issuance.

Under the SOP, we may grant non-qualified stock options to officers, employees and certain consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. We also granted non-qualified options to certain non-employee directors of the Company. Options granted subsequent to December 31, 1999 vest equally over a period of five years and expire seven years and one day from the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

Options issued under the SOP may be exercised in accordance with the provisions of the Internal Revenue Code concerning stock attestation. Shares attested for purposes of stock options exercised are cancelled. Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

A summary of the status of the SOP and changes during the six months ended June 30, 2003 and 2002 is presented below:

	Six months ended June 30,

	2003		2002

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,492,373	$8.65	1,196,394	$7.25
Granted	232,000	$12.40	247,903	$13.12
Exercised	(51,471)	$7.84	(56,759)	$6.62
Cancelled	—	—	—	—

Outstanding options	1,672,902	$9.19	1,387,538	$8.32

Options exercisable	865,453	$7.01	621,682	$9.18

Weighted average fair value of options granted	$2.96		$3.88

The following table summarizes information about fixed stock options outstanding at June 30, 2003:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price

$2.00 to $5.00	265,091	1.8	$3.67	265,091	$3.67
$5.00 to $ 10.00	440,727	4.6	$6.93	356,399	$6.77
$10.00 to $ 15.00	961,834	5.3	$11.71	242,913	$10.97
$15.00 to $ 20.00	5,250	5.8	$16.26	1,050	$16.26

$2.00 to $ 20.00	1,672,902	4.7	$9.19	865,453	$7.01

Director Option Plan: In 1996, the stockholders approved the DOP for non-employee directors, and in 2000, approved an amendment to the DOP, which provided for an increase of 165,375 shares reserved for issuance. As of June 30, 2003, there were 328,166 shares (adjusted for stock splits and stock dividends) authorized for issuance under the DOP and 129,343 shares were available for issuance.

The DOP provides for an automatic grant of options to purchase 5,000 shares of our common stock to eligible non-employee directors of the Company on the date of the Company’s Annual Meeting of Stockholders through 2006 at the fair market value of our common stock. New directors are granted an initial option to purchase 5,000 shares of our common stock upon appointment to the Board of Directors. DOP options granted subsequent to December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

A summary of the status of the DOP and changes during the six months ended June 30, 2003 and 2002 is presented below:

	Six months ended June 30,

	2003		2002

Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	117,632	$11.20	105,054	$8.76
Granted	30,000	$12.12	36,750	$15.20
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding options	147,632	$11.39	141,804	$10.43

Options Exercisable	57,177	$9.40	33,650	$11.39

Weighted average fair value of options granted	$2.89		$4.50

The following table summarizes information about the director stock options outstanding as of June 30, 2003:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at June 30, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price

$6.00 to $ 9.00	26,024	5.4	$6.75	23,422	$6.69
$9.00 to $15.00	90,108	5.3	$11.27	27,455	$10.30
$15.00 to $20.00	31,500	5.9	$15.56	6,300	$15.56

$6.00 to $20.00	147,632	5.5	$11.39	57,177	$9.40

Employee Stock Purchase Plan (ESPP): We have a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued 7,757 shares and

5,865 shares to employees during the six month periods ended June 30, 2003 and 2002, respectively. At June 30, 2003, 854,649 shares (after adjustment for stock splits and stock dividends) were reserved for issuance under the ESPP and 680,539 shares were available for issuance.

Note 6. – New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposable activities. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created or obtained after January 31, 2003. For all other variable interest entities the Interpretation applies no later than the end of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation is not expected to have a material effect on our consolidated financial statements.

In November 2002, the EITF finalized EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 is required to be adopted for all new revenue arrangements entered into in fiscal years beginning after June 15, 2003. The EITF also allows application to existing contracts. The adoption of EITF No. 00-21 is not expected to have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes accounting standards with respect for how a company classifies and measures financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

Note 7. – Acquisitions

Aqua Services, LP (Aqua Services)

In November 2002, we acquired 100% ownership of certain contract operations primarily in Texas and Colorado of AquaSource, Inc. a provider of contract water and wastewater services. The purchase price consisted of approximately $10,317,000 in cash. Upon closing of the transaction, we began operating a part of this business under the name Aqua Services while the remaining part was incorporated into one of our existing subsidiaries.

Operations Technologies, Inc. (OpTech)

In August 2001, we purchased 90% of the outstanding stock of OpTech, a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8,248,000. The purchase price consisted of cash payments of $3,948,000, promissory notes of $3,000,000 and 96,580 shares of our common stock with a fair market value of approximately $1,300,000 at the date of acquisition. Under the terms of the purchase agreement, we have the right to acquire the remaining 10% of OpTech after August 31, 2006 based upon a formula incorporating the profitability of OpTech. After August 31, 2003, the minority owner of OpTech has the option to sell the remaining 10% of OpTech to us for $1,000,000 or using the same formula discussed.

Master Tek International, Inc. (Master Tek)

In April 2000, we purchased 80% of the outstanding stock of Master Tek for approximately $4,000,000 consisting of $2,000,000 in cash and a $2,000,000 promissory note. Under the terms of our purchase agreement, the minority owner of Master Tek may require us to purchase his remaining 20% minority interest in 5% increments at a price not to exceed $1,000,000 per year over four years. In April

2002, we paid $1,000,000 to the minority owner to increase our ownership interest to 85%. In the first quarter of 2003, the minority owner of Master Tek exercised his option to sell to us an additional 5% ownership interest. In April 2003, we paid $1,000,000 into an escrow account as discussed in Part II, Item 1., Legal Proceedings (also see Note 11).

Intangibles

At June 30, 2003, the gross carrying amount of acquired intangible assets was approximately $3,535,000 and accumulated amortization of these assets was approximately $1,198,000. Amortization expense for intangible assets for the six months ended June 30, 2003 was approximately $249,000.

The changes in the carrying amount of goodwill from acquisitions for the six months ended June 30, 2003 are as follows:

	Services Group Segment	Utility Group Segment	Totals

	(in thousands)
Balance as of December 31, 2002	$20,151	$—	$20,151
Goodwill acquired	61	—	61
Impairment losses	—	—	—

Balance as of June 30, 2003	$20,212	$—	$20,212

Note 8. – Non-Recurring Items

Groundwater Settlement

One of the water sources of our California water utility has been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s. In 2001 and 2002, this contamination necessitated the shutdown of a number of our wells, and we had to purchase replacement water at a cost substantially higher than the cost of water pumped from our own wells.

In May 2002, a settlement was reached among some of the alleged polluters and a number of water companies, including our water utility in California. As part of the settlement, in the second quarter of 2002, we recorded income of approximately $1,649,000 and received payments, primarily representing reimbursement of certain water and energy costs incurred in 2000 and 2001.

These costs were absorbed by our water utility and not passed to the rate payers. Accordingly the reimbursement offset costs that our utility had previously incurred, resulting in no effect on rate-payers. Additionally, we have received payments in both 2002 and 2003, and we expect to continue to receive payments in future periods until completion of remediation. The payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination. We bill and collect this reimbursement each month. These amounts are recorded as a reduction of water costs included in direct operating expenses. The settlement also provides capital contributions to construct new wells and additional interconnections with other water sources. Funds from the settlement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.

Pension Plan Termination

As of December 30, 1999, our non-contributory defined benefit pension plan was terminated. In January 2002, the net assets of the pension plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14,400,000 to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the pension plan in accordance with ERISA and its related regulations, the pension plan had excess assets of approximately $1,150,000.

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

Our Services Group operations can be affected by weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Depending on our specific contractual terms these additional costs may not necessarily be recoverable from the various cities that have operations and maintenance contracts with us.

Note 10. – Private Placement of Equity

In May 2003 we completed a private placement of 1,108,033 shares of newly issued common stock to select institutional investors. Gross proceeds from the private placement were $12,000,000 from which commissions and fees of approximately $1,000,000 were or will be paid. We have filed a registration statement with the Securities and Exchange Commission (SEC) to register the resale of the common stock issued in the private placement.

Note 11. – Legal Proceedings

In April 2003, Southwest Water filed a lawsuit in the United States District Court for the District of Colorado against the minority owner of Master Tek for certain misrepresentations and failure to disclose certain material facts in connection with our purchase of 80% of the stock of Master Tek. We are seeking indemnification for certain costs incurred subsequent to our purchase of the subsidiary in April 2000. In the first quarter of 2003, the minority owner exercised an option to require us to purchase an additional 5% of Master Tek for $1,000,000. In April 2003, due to this lawsuit and as permitted by the purchase agreement, we paid the $1,000,000 into an escrow account. These funds may be used to offset any final resolution of our claim. The minority owner has filed a counter claim and the lawsuit is currently in the discovery stage. We cannot predict the outcome of this lawsuit; however, we do not believe this action will have a material adverse effect on our financial position, results of operations or cash flows.

In September 2002, one of our subsidiaries was named as a defendant in a lawsuit in the United States District Court for the Northern District of Mississippi alleging wrongful death as the result of a chlorine gas leak that occurred in July 2000 at one of the facilities that we operate. The decedent who was exposed to the gas leak was treated and released from the hospital on the next day. He subsequently died eleven months later of causes that we believe are unrelated to the chlorine gas exposure. In July 2003, this case was dismissed without prejudice. However, the plaintiff may re-file the action at some future date. We cannot predict the outcome of any future action; however, we do not expect that this matter will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and one of our subsidiaries have been named as defendants in twelve lawsuits, pending in Los Angeles, California, alleging water contamination in the San Gabriel Valley Main Basin. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet CPUC water quality standards. Our subsidiary believes that it has complied with CPUC water quality standards. The Court directed that the cases be sent to a trial court for further proceedings. At this time twenty-one cases, including the twelve involving the Southwest subsidiary, have been consolidated before a judge in the Superior Court of California for the County of Los Angeles. The parties are now engaged in initial discovery and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove alleged water contamination. Southwest Water and our subsidiary have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently covering the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues and Operating Income

For the second quarter of 2003, we recognized revenues of $41,464,000, an increase of $8,718,000, or 27%, compared to the same period in 2002. In the second quarter of 2003, we recorded operating income of $3,497,000, an increase of $1,604,000, or 85%, compared to the second quarter of 2002.

For the six months ended June 30 for 2003, we recognized revenues of $77,578,000, an increase of $16,664,000, or 27%, compared to the same period in 2002. In the first six months of 2003, we recorded operating income of $4,418,000, an increase of $582,000, or 15%, compared to the same period in 2002.

The increase in total revenue was driven largely by increased Services Group revenues of approximately 45% for both the quarter and year-to-date periods. The revenue increase was due to our Aqua Services acquisition in November 2002, increased construction and operations activities in Texas, and construction revenues from our development of a reverse osmosis water treatment facility in

California, which we began in December 2002. The Utility Group also expanded revenues over the prior year periods due to increased customer connections in New Mexico, and rate increases in Texas and California.

Operating income increased approximately 85% and 15%, respectively, for the three and six month periods ended June 30, 2003. This increase reflects favorable water production costs and a rate increase at our California utility. Additionally, operating income was bolstered by the increased construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in California. The aforementioned factors were partially offset by increased general and administrative costs for employee health benefits, insurance and compensation expenses. Operating income for the second quarter of 2002 included an increase in our allowance for uncollectible accounts and business development expenses.

Services Group

Services Group revenues for the second quarter of 2003 were $27,702,000, an increase of $8,513,000 or 44%, from the second quarter of 2002. The increase was due primarily to the acquisition of Aqua Services in November 2002. Revenues also increased due to construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in California.

Services Group operating income was $869,000 in the second quarter of 2003, an increase of 68% from $516,000 in the comparable period of 2002. As a percentage of revenues, Services Group operating income increased from 2.7% in the second quarter of 2002 to 3.1% in the comparable period of 2003. Services Group operating income increased due to the operating income contribution from construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in California and continued cost control efforts. Operating income for the second quarter of 2002 included an increase in our allowance for uncollectible accounts and business development expenses.

Services Group revenues for the first six months of 2003 were $52,890,000, an increase of 45% from $36,366,000 in the same period of 2002. The increase was due primarily to the acquisition of Aqua Services in November 2002. Revenues also increased due to construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in California.

Services Group operating income was $902,000 in the first six months of 2003, a decrease of 10%, or $105,000, from the comparable period of 2002. As a percentage of revenues, Services Group operating income decreased from 2.8% in the first six months of 2002 to 1.7% in the first six months of 2003. The decrease is attributable to increased costs of employee health benefits, insurance and compensation expenses, and the integration of Aqua Services.

Utility Group

Utility Group revenues for the second quarter of 2003 increased to $13,762,000, an increase of $205,000, or 2%, from the same period in 2002. In the second quarter of 2003, water usage increased in New Mexico, primarily reflecting an increase in the number of customers. A rate increase at one of our utilities in Texas also contributed to increased revenues. Water usage decreased at our utility in California because of cool, damp weather in 2003 compared to drought-like conditions throughout much of the second quarter of 2002.

In the second quarter of 2003, our Utility Group operating income increased by $1,237,000, or 39%, to $4,410,000 from the same period of 2002. 2003 operating income benefited from lower water-volume-related expenses incurred at our utility in California and increased revenues at our Texas utilities.

Utility Group revenues for the first six months of 2003 increased to $24,688,000, an increase of $140,000, or 1%, from the same period in 2002. In the first six months of 2003, additional customers at our Texas and New Mexico utilities, combined with a rate increase at one of our Texas utilities, increased revenues. Water usage decreased at our utility in California because of cooler weather in 2003 compared to drought-like conditions throughout much of the first six months of 2002. However, this was mitigated by the rate increase in California that became effective in late May 2003.

In the first six months of 2003, our Utility Group operating income increased 2% to $6,614,000 from $6,517,000 in the same period of 2002. The increase in 2003 year-to-date operating income resulted from the effect of increased revenues due to rate increases in California and Texas and an increase in the number of customers in our New Mexico and Texas utilities.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses decreased 9% to $5,425,000 during the second quarter of 2003, compared to $5,954,000 in the same period of 2002. As a percentage of consolidated revenues, SG&A expenses were 13% and 18% in 2003 and 2002, respectively.

SG&A expenses increased 7% to $11,185,000 during the first six months of 2003, compared to $10,442,000 in the same period of 2002. As a percentage of consolidated revenues, SG&A expenses were 14% and 17% in 2003 and 2002, respectively.

SG&A expenses for the second quarter of 2003 include Aqua Services expenses of $407,000 and increased costs company-wide for employee health benefits, insurance and compensation expenses. In 2002 SG&A expenses included approximately $830,000 of marketing and new business development expenses associated potential major new contracts in Florida and California and an increase in our allowance for uncollectible accounts.

SG&A expenses for the six months ended June 30, 2003 include costs for Aqua Services of $936,000 and the increased costs company-wide for employee health benefits, insurance and compensation expenses. In the prior year period SG&A expenses included approximately $830,000 of marketing and new business development expenses associated potential major new contracts in Florida and California and an increase in our allowance for uncollectible accounts.

Other Income and Expense

Interest Expense

Total interest expense increased 4% to $1,109,000 during the second quarter of 2003, compared to $1,063,000 for the same period in 2002. In August 2002, one of our Texas utilities obtained a 10-year $10,000,000 secured bank term loan which increased our interest expense. Total interest expense increased 4% to $2,306,000 during the first six months of 2003, compared to $2,219,000 for the same period in 2002, due to higher average balances outstanding on our lines of credit and additional interest expense from the Texas utility $10,000,000 secured bank loan.

The major components of interest expense for three and six months ended June 30, 2003 and 2002 are as follows:

For three months ended June 30,	2003	2002

(in thousands)
Interest expense - convertible subordinate debentures	$335	$339
Interest expense - bank lines of credit	124	159
Interest expense - mortgage bonds and bank term loan	579	526
Interest expense – other	187	115

Total interest expense before capitalized interest	1,225	1,139
Capitalized interest	(116)	(76)

Total interest expense	$1,109	$1,063

For the six months ended June 30,	2003	2002

	(in thousands)
Interest expense - convertible subordinate debentures	$676	$681
Interest expense - bank lines of credit	351	310
Interest expense - mortgage bonds and bank term loan	1,161	1,090
Interest expense – other	316	243

Total interest expense before capitalized interest	2,504	2,324
Capitalized interest	(198)	(105)

Total interest expense	$2,306	$2,219

Other and Land Sale Gains

In the second quarter of 2003, we recognized a $720,000 pretax gain on the sale of surplus land that was no longer used or useful in the operation of the utility. In the second quarter of 2002, we recognized approximately $1,649,000 pretax income from a ground water settlement (see Note 8). In the first quarter of 2002, we recorded a one-time pretax gain on the termination of a pension plan of approximately $980,000, and a $119,000 pretax gain on the sale of surplus land that was no longer used or useful in the operation of the utility.

Income Taxes

Our effective tax rate for the first six months of 2003 was 37% compared to approximately 35% for 2002. Our effective tax rate for 2002 reflected the benefit of a one-time gain on the termination of a pension plan, which was excluded from ordinary taxable income.

Net Income and Earnings Per Share

For the second quarter of 2003, we recorded net income of $1,889,000, or diluted EPS of $0.18, compared to net income of $1,708,000, or diluted EPS of $0.16, for the same period in 2002. Our second quarter 2003 net income and EPS reflect the effect of favorable water production costs and a rate increase effective in late May 2003 at our California utility, as well as a gain on sale of land of $454,000, net of tax. Additionally, 2003 net income was bolstered by increased construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in San Juan Capistrano, California. This was offset by increased general and administrative costs for employee health benefits, insurance and compensation expenses. Net income for the second quarter in 2002 also reflects the impact of the ground water settlement.

In the first six months of 2003, we recorded net income of $1,740,000, or diluted EPS of $0.17, compared to net income of $2,872,000, or diluted EPS of $0.28, in the first six months of 2002. Our six month 2003 net income and EPS reflect favorable water production costs as well as continued increases in customers at our Texas and New Mexico utilities and a gain on sale of land of $454,000, net of tax, or diluted EPS of $0.07. Additionally, net income was bolstered by the increased construction activities related to water distribution facilities in Texas and a reverse osmosis water treatment facility in San Juan Capistrano, California. These factors were partially offset by increased general and administrative costs for employee health benefits, insurance and compensation expenses.

Net income and diluted EPS in the first six months of 2002 reflects the impact of a one-time gain on the termination of a pension plan of $637,000 net of tax, or diluted EPS of $0.06, a ground water settlement of $1,074,000 net of tax, or diluted EPS of $0.10, and a gain on sale of land of $79,000 net of tax, or diluted EPS of $0.01.

ADJUSTMENTS RELATED TO STOCK OPTION ACCOUNTING

We currently sponsor two stock option plans. Prior to 2002, we accounted for those plans under the recognition and measurement provisions of the APB Opinion No. 25 under which no stock-based compensation cost was reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

FINANCIAL CONDITION

Liquidity and Financial Position

Our liquidity is influenced primarily by cash flows from operations and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments in new business opportunities, including the acquisition of companies, and acquisition of contracts.

On June 30, 2003, we had working capital of approximately $5,101,000 with cash and cash-equivalent balances totaling approximately $1,868,000, as well as aggregate lines of credit totaling $28,000,000 consisting of three separate unsecured lines of credit from three commercial banks. One of the lines of credit for $4,000,000 expires in April 2005. The other two lines totaling $20,000,000 expire in September 2004. In March 2003, we amended one of these lines of credit to increase our line of credit capacity by $4,000,000 to $28,000,000 through December 31, 2003. Our total borrowing availability under our lines of credit on June 30, 2003, including the amendment to extend the additional $4,000,000, was approximately $13,676,000.

As of December 31, 2002, we had approximately $20,158,000 outstanding on our lines of credit and $3,842,000 borrowing availability.

In January 2003, we expanded one of our lines of credit from one of our commercial banks by $3,430,000. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under the service contract for the Capistrano Valley Water District (CVWD) to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project by the CVWD, the standby letter of credit and the related credit facility will be terminated.

In addition to our lines of credit, we have excess borrowing capacity under our First Mortgage Bond Indentures of approximately $69,000,000 as of June 30, 2003. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the remaining unused credit line amount.

We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During the six months ended June 30, 2003, we were in compliance with all applicable covenants under each of the line of credit agreements.

We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.

In the first six months of 2003, net cash used by operations totaled $862,000 compared to net cash provided by operations of $6,828,000 for the same period in 2002.

Investing Activities

Our investing activities include company-funded development and purchase of plant and equipment as well as acquisitions.

The following table summarizes our activity for additions to property, plant and equipment during the six months ended June 30, 2003 and 2002:

	2003	2002

	(in thousands)
Company financed additions	$4,982	$1,414
Capital improvement reimbursements	2,182	—
Developer paid contributions in aid of construction (CIAC), advances for construction and living unit equivalent (LUE) fees	1,975	7,728

Total cash additions to property, plant and equipment	9,139	9,142
Non-cash property contributed by developers	3,629	1,655

Total additions to property, plant and equipment	$12,768	$10,797

During the first six months of 2003, additions to property, plant and equipment were primarily for regulated water system assets for our Utility Group, including new wells and transmission lines in New Mexico, and the construction of a lift station and water line in Texas.

Financing Activities

Our financing activities include reimbursements of capital improvement costs, CIAC, LUE fees, advances for construction, net borrowings on our lines of credit, dividend payments, payments on long-term debt, and issuing equity among other items.

In May 2003 we completed a private placement of 1,108,033 shares of newly issued common stock to select institutional investors. Gross proceeds from the private placement were $12,000,000 from which commissions and fees of approximately $1,000,000 were or will be paid. We have filed a registration statement with the SEC to register the resale of the common stock issued in the private placement.

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

Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on the project based on the expected total project costs and the expected total project revenues. The method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods.

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

Impairment of Goodwill: We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At June 30, 2003, other assets include approximately $20,212,000 of net goodwill, which was no longer subject to amortization beginning in 2002. There were no impairment charges to goodwill as of June 30, 2003 as no triggering events had occurred.

Under the provisions of SFAS No. 141, Business Combinations, we identified approximately $204,000 of intangible contract costs in connection with our acquisition of Aqua Services and approximately $1,100,000 of intangible contract costs in connection with our acquisition of OpTech. We are amortizing the intangible contract costs over a period of four years, which is the average estimated life of the contracts.

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

One of the companies in our Services Group has contracted with our utilities in Texas and New Mexico to perform operating services, maintenance, and construction work, and, in addition, manage capital projects. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated entities. In accordance with SFAS No. 71, our Services Group recognizes profit from contract and operations work performed and does not eliminate the intercompany profit on the work performed when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process. Accordingly, the intercompany profit on such work has not been eliminated in the accompanying condensed consolidated financial statements. However, all revenue in excess of profits has been eliminated in consolidation, consisting of $2,217,000 and $4,233,000 for the three and six months ended June 30, 2003, respectively.

Balancing Account: Our California water utility has recorded a balancing account receivable in the amount of approximately $2,300,000, representing the difference between actual water production costs incurred and California Public Utilities Commission (CPUC)–adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2,300,000 that was in the balancing account as of November 29, 2001. Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These expenses are also tracked in a memorandum account and we will attempt to recover these expenses in future rate hearings.

Collectibility of Customer Receivables: We periodically evaluate the collectibility of our customer receivables, and provide an allowance for uncollectible receivables based upon an estimate by management of the amount of receivables that might not be collectible. This estimate is predicated upon a number of factors, including historical receivable write-off experience, a review of customer accounts with past due uncollected balances, probable costs of collection and the general credit worthiness of our customers. We believe that our allowance for doubtful accounts is adequate as of June 30, 2003.

Stock-Based Compensation: In 2002, we adopted the fair value recognition provisions of SFAS No. 123. SFAS No. 123 requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, we have elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we have restated our accompanying condensed consolidated financial statements for the prior period presented in the June Report to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide a reliable single measure of the fair value of employee stock options.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), and such statements as made pursuant to the safe harbor provisions of the Reform Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Forward-looking statements are subject to risks and uncertainties including those risks described under the caption “Risk Factors” in our 2002 Annual Report, that could cause actual results to differ materially from our historical experience and our present expectations or projections. When made, we believe that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements.

RISK FACTORS

The following factors, which are described more fully in our 2002 Annual Report, could cause our actual results to differ materially from our forward-looking statements (see our 2002 Annual Report):

Risk factors that affect our Utility Group operations:

•	Weather conditions can impact the financial results of our Utility Group;
•	Rates that we are allowed to charge customers are set by regulatory agencies;
•	We own assets in areas subject to natural disasters;
•	We are subject to regulatory and environmental risks and may not be able to provide an adequate supply of water to our customers;
•	We need access to capital to continue to invest in our utility assets.

Risk factors that affect our Services Group operations:

•	We operate in a competitive market with low operating margins;
•	We market our services in a political environment;
•	We may be unable to renew Services Group contracts;
•	Our business depends on trained, qualified employees;
•	Risks of events such as hurricanes, tornadoes and floods may impact our results of operations;
•	Our Services Group contracts have certain performance risks;
•	Services Group contracts for the design and construction of water and wastewater projects may expose us to certain completion and performance risks;
•	We use third party equipment and subcontractors;
•	Our Services Group is subject to environmental and water quality risks;
•	We have risks associated with a large fleet of vehicles;

•	Our operating costs may rise faster than our revenues;
•	Our operating contracts may be cancelled by a municipality, impacting our revenue backlog.

Other risk factors that impact our operations:

•	Our capital resources may restrict our ability to operate and expand our business;
•	If we continue to grow we may fail to effectively manage our growth;
•	Our business may be impacted by the general economic conditions of real estate development in the United States;
•	We are subject to the increasing costs of producing products and services;
•	Our operations are subject to certain risks due to their location;
•	The uncertainties of litigation as well as other risks and uncertainties may affect us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have certain indebtedness that is subject to variable interest rates. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. The interest expense paid on our line of credit borrowings and certain term loans is determined based upon a rate formula that fluctuates with short-term Libor rates and cannot exceed the banks’ prime rate minus one-quarter percent.

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Southwest Water, and we have designed such disclosure controls and procedures to ensure that material information relating to Southwest Water, including its consolidated subsidiaries, is made known to us by management within these entities, particularly during the period in which this quarterly report is being prepared. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. As required by the SEC Rule 13a-15(b), Southwest Water carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003, the end of the quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in Southwest Water’s internal controls over financial reporting during Southwest Water’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Southwest Water’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April, 2003, Southwest Water filed a lawsuit in the United States District Court for the District of Colorado against the minority owner of Master Tek for certain misrepresentations and failure to disclose certain material facts in connection with our purchase of 80% of the stock of Master Tek. We are seeking indemnification for certain costs incurred subsequent to our purchase of the subsidiary in April 2000. In the first quarter of 2003, the minority owner exercised an option to require us to purchase an additional 5% of Master Tek for $1,000,000. On April 3, 2003, due to this lawsuit and as permitted by the purchase agreement, we paid the $1,000,000 into an escrow account. These funds may be used to offset any final resolution of our claim. The minority owner has filed a counter claim and the lawsuit is currently in the discovery stage. We cannot predict the outcome of this lawsuit; however, we do not believe this action will have a material adverse effect on our financial position, results of operations or cash flows.

In September, 2002, one of our subsidiaries was named as a defendant in a lawsuit in the United States District Court for the Northern District of Mississippi alleging wrongful death as the result of a chlorine gas leak that occurred in July 2000 at one of the facilities that we operate. The decedent who was exposed to the gas leak was treated and released from the hospital on the next day. He subsequently died eleven months later of causes that we believe are unrelated to the chlorine gas exposure. In July 2003, this case was dismissed without prejudice. However, the plaintiff may re-file the action at some future date. We cannot predict the outcome of any future action;, however, we do not expect that this matter will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and one of our subsidiaries have been named as defendants in twelve lawsuits, pending in Los Angeles, California, alleging water contamination in the San Gabriel Valley Main Basin. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet CPUC water quality standards. Our subsidiary believes that it has complied with CPUC water quality standards. The Court directed that the cases be sent to a trial court for further proceedings. At this time twenty-one cases, including the twelve involving the Southwest subsidiary, have been consolidated before a judge in the Superior Court of California for the County of Los Angeles. The parties are now engaged in initial discovery and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove alleged water contamination. Southwest Water and our subsidiary have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently covering the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and its subsidiaries are the subjects of certain litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 8, 2003, the following proposals were voted on:

Proposal One

Linda Griego, Donovan D. Huennekens and Richard G. Newman, members of the Board of Directors, were reelected by the following votes:

Ms. Griego: votes for – 8,550,359; and votes abstaining – 489,857.

Mr. Huennekens: votes for – 8,553,674; and votes abstaining – 506,542.

Mr. Newman: votes for – 8,547,049; and votes abstaining – 493,167.

No votes were cast against the election of any of these individuals. The following are the names of each of our other directors whose term of office continued after the meeting:

Directors Holding Office Until 2004: H. Frederick Christie, Anton C. Garnier, Peter J. Moerbeek

Directors Holding Office Until 2005: James C. Castle, Maureen A. Kindel

Proposal Two

Approval was received for the authorization to increase by 750,000 the number of shares available for issuance under the Stock Option Plan.

Votes for	3,473,375
Votes against	2,053,562
Votes abstaining	351,477
Broker Non-Vote	3,161,802

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits:

4.1

Form of Securities Purchase Agreement dated May 28, 2003 among Southwest Water Company and the purchasers identified therein (incorporated by reference from Registration Statement on Form S-3, File No. 333-106506, filed June 25, 2003 by Southwest Water Company).

10.1	Eighth Amendment to Credit Agreement between Bank of America, N.A. and Southwest Water Company dated as of March 14, 2003.

10.2	Credit Agreement between Southwest Water and Union Bank of California, NA, dated June 6, 2003.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(b)        Reports on Form 8-K:

We filed a report on Form 8-K, dated May 30, 2003, under Item 5. Other Events, announcing the issuance of 1,108,033 shares of newly issued common stock in a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY (Registrant)
Dated: August 13, 2003	/s/ RICHARD J. SHIELDS

Richard J. Shields Chief Financial Officer (Principal Accounting and Financial Officer)