Form 10-Q
period 2003-09-30
SOUTHWEST WATER CO
filed 2003-11-13
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-8176

Southwest Water Company (Exact name of registrant as specified in its charter)

Delaware	95-1840947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wilshire Building 624 South Grand Avenue, Suite 2900 Los Angeles, California	90017-3782
(Address of principal executive offices)	(Zip Code)

(213) 929-1800
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 12, 2003, there were 10,996,121 common shares outstanding.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southwest Water Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands except per share data)
Revenues:
Service operations	$33,361	$19,243	$86,251	$55,609
Utility operations	18,051	15,331	42,739	39,879
	51,412	34,574	128,990	95,488
Expenses:
Operating expenses – services	28,324	16,306	74,653	47,299
Operating expenses – utilities	9,901	10,628	25,547	26,271
Selling, general and administrative expenses	6,584	3,977	17,769	14,419
	44,809	30,911	117,969	87,989

Operating Income	6,603	3,663	11,021	7,499

Non-Operating Income (Expense):
Interest expense	(963)	(1,058)	(3,260)	(3,277)
Interest income	—	163	49	195
Gains on sales of land	—	—	720	119
Other	(198)	(128)	(326)	2,512
	(1,161)	(1,023)	(2,817)	(451)
Income Before Income Taxes	5,442	2,640	8,204	7,048
Income Tax Provision	2,013	920	3,035	2,456

Net Income	3,429	1,720	5,169	4,592
Dividends on Preferred Shares	6	6	20	20
Net Income Available for Common Shares	$3,423	$1,714	$5,149	$4,572

Earnings per Common Share
Basic	$0.31	$0.18	$0.50	$0.47
Diluted	$0.30	$0.17	$0.48	$0.45

Weighted Average Outstanding Common Shares
Basic	10,984	9,736	10,302	9,707
Diluted	11,486	10,286	10,772	10,257

See accompanying notes to unaudited condensed consolidated financial statements.

Southwest Water Company and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,515	$1,606
Restricted cash	2,434	—
Trade accounts receivable, net	21,697	16,657
Other current assets	11,909	11,573
	39,555	29,836
Property, Plant and Equipment:
Utility group property, plant and equipment – at cost	263,339	245,134
Services group property, plant and equipment – at cost	24,665	20,753
	288,004	265,887
Less accumulated depreciation and amortization	67,683	61,954
	220,321	203,933
Other Assets:
Goodwill	20,242	20,151
Intangible assets, net	2,174	2,497
Other assets	12,134	12,327
	34,550	34,975
	$294,426	$268,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,629	$1,969
Accounts payable	11,684	11,390
Other current liabilities	21,097	18,264
	35,410	31,623
Long-Term Liabilities and Deferred Credits:
Long-term debt	59,595	60,827
Bank lines of credit	15,785	20,158
Advances for construction	7,229	7,352
Contributions in aid of construction	80,109	70,658
Deferred income taxes	10,356	8,411
Other liabilities and deferred credits	8,194	7,878
Total Liabilities and Deferred Credits	216,678	206,907

Stockholders’ Equity:
Preferred stock, par value of $0.01 per share (aggregate liquidation preference of $507 at September 30, 2003)	507	513
Common stock, par value $0.01 per share (10.984 million shares issued)	110	98
Paid-in capital	55,401	42,787
Retained earnings	21,730	18,439
Total Stockholders’ Equity	77,748	61,837
	$294,426	$268,744

See accompanying notes to unaudited condensed consolidated financial statements.

Southwest Water Company and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash Flows from Operating Activities:
Net income	$5,169	$4,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,823	5,279
Stock-based compensation expense	696	710
Deferred income taxes	1,945	278
Gains on sales of land	(720)	(45)
Changes in assets and liabilities, net of the effects of acquisitions:
Restricted cash	(2,434)	—
Trade accounts receivable	(5,040)	4,265
Other current assets	(557)	(2,086)
Other assets	425	(2,142)
Accounts payable	294	(672)
Other current liabilities	3,200	3,449
Other liabilities	(1,366)	(2,853)
Other	(383)	(557)
Net cash provided by operating activities	7,052	10,218

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(17,132)	(13,119)
Proceeds from sale of land	741	165
Other investments, net	(40)	(2,461)
Net cash used in investing activities	(16,341)	(15,415)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	10,000
Net proceeds from private issuance of common stock	10,925	—
Net repayment on bank lines of credit	(4,373)	(10,747)
Capital improvement reimbursements	2,360	2,577
Contributions in aid of construction and advances for construction	2,643	7,527
Net proceeds from dividend reinvestment plan, employee stock purchase plan and stock option plans	1,023	725
Proceeds from sale/leaseback of assets	1,102	—
Dividends paid	(1,790)	(1,575)
Repayment of long-term debt	(412)	(2,209)
Repayments on advance contracts, net of additions	(190)	(175)
Net cash provided by financing activities	11,288	6,123

Net increase (decrease) in cash and cash equivalents	1,909	926
Cash and cash equivalents at beginning of period	1,606	789
Cash and cash equivalents at end of period	$3,515	$1,715

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,257	$3,559
Income taxes	$1,185	$1,160
Non-cash contribution in aid of construction	$7,446	$5,693

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and our subsidiaries (collectively referred to in this report as Southwest Water, the Company, “we”, “us” or “our” except where the context otherwise requires) provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, water and wastewater infrastructure development, customer billing and service, and utility submetering. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the 2002 Annual Report). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of September 30, 2003, our results of operations for the three and nine months ended September 30, 2003 and 2002 and our cash flows for the nine months ended September 30, 2003 and 2002. These adjustments are of a normal recurring nature.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation. In 2002, we retroactively adopted the fair value based method of accounting for stock options as outlined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, all prior periods presented have been restated to reflect compensation costs that would have been recognized under the fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994. See Note 5 for detailed information.

Note 2. – Operating Segments

Our operating structure includes two segments: our Services Group and our Utility Group. We have not changed the basis of segmentation or measurement of segment profit or loss from that reported in our 2002 Annual Report.

In our Services Group, we operate and maintain water supply and wastewater facilities owned by cities, public agencies, municipal utility districts and private entities in Texas, Mississippi, California, Georgia, New Mexico, Colorado and South Dakota. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, the pricing of our services by the Services Group is not subject to regulation.

In our Utility Group, we own and operate rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

Information about our operations for each operating segment for the three months ended September 30, 2003 and 2002 is as follows:

	Services Group	Utility Group (2)	Total Segments	Other (3)	Total Consolidated
	(in thousands)
Three months ended September 30, 2003
Total revenues (1)	$33,361	$18,051	$51,412	$—	$51,412

Segment operating income	1,704	5,909	7,613	(1,010)	6,603
Interest income	—	—	—	—	—
Interest expense	54	(612)	(558)	(405)	(963)
Gain on sales of land	—	—	—	—	—
Other income (expense)	(500)	62	(438)	240	(198)
Income before income taxes	1,258	5,359	6,617	(1,175)	5,442

Segment assets	70,706	215,837	286,543	7,883	294,426

	Services Group	Utility Group (2)	Total Segments	Other (3)	Total Consolidated
	(in thousands)
Three months ended September 30, 2002
Total revenues (1)	$19,243	$15,331	$34,574	$—	$34,574

Segment operating income	1,487	3,046	4,533	(870)	3,663
Interest income	59	104	163	—	163
Interest expense	(113)	(547)	(660)	(398)	(1,058)
Gain on sales of land	—	—	—	—	—
Other income (expense)	(199)	(115)	(314)	186	(128)
Income before income taxes	1,234	2,488	3,722	(1,082)	2,640

Segment assets	48,616	188,735	237,351	4,133	241,464

1)     Total revenues include both revenues from external customers and intersegment transactions. The portion of intersegment revenues that were not eliminated in accordance with FAS 71 were approximately $1,528,000 and $332,000 for the three months ended September 30, 2003 and 2002, respectively.

2)     One of the water sources for our California water utility has been affected by the presence of certain groundwater contaminants.  This contamination necessitated the shutdown of a number of our wells, and we purchased replacement water at a cost substantially higher than the cost of water pumped from our own wells.  In May 2002, a settlement agreement was reached between some of the parties responsible for the contamination and a number of affected water companies, including our California water utility.  As a result of our settlement agreement, we have received payments, and we expect to continue to receive payments until completion of remediation, for the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination.  For the three month periods ended September 30, 2003 and 2002 the amount of these reimbursed expenses were $1,362,000 and $1,421,000, respectively.  These reimbursements pertain to our settlement agreement with the parties responsible for the contamination and, as such, are recorded as a reduction to “Operating expenses – utilities”, which consequently increased our Operating Income.  See related disclosure in Note 10, Non-Operating Income (Expense) - Other.

3)     “Other” consists of costs that include any corporate functional departments whose costs are not allocated and headquarters expenses.

Information about our operations by operating segment for the nine months ended September 30, 2003 and 2002 is as follows:

	Services Group	Utility Group (2)	Total Segments	Other (3)	Total Consolidated
	(in thousands)
Nine months ended September 30, 2003
Total revenues (1)	$86,251	$42,739	$128,990	$—	$128,990

Segment operating income	2,646	11,350	13,996	(2,975)	11,021
Interest income	49	—	49	—	49
Interest expense	(285)	(1,865)	(2,150)	(1,110)	(3,260)
Gain on sales of land	—	720	720	—	720
Other income (expense)	(1,133)	377	(756)	430	(326)
Income before income taxes	1,277	10,582	11,859	(3,655)	8,204

Segment assets	70,706	215,837	286,543	7,883	294,426

	Services Group	Utility Group (2)	Total Segments	Other (3)	Total Consolidated
	(in thousands)
Nine months ended September 30, 2002
Total revenues (1)	$55,609	$39,879	$95,488	$—	$95,488

Segment operating income	2,458	8,242	10,700	(3,201)	7,499
Interest income	91	104	195	—	195
Interest expense	(346)	(1,652)	(1,998)	(1,279)	(3,277)
Gain on sales of land	—	119	119	—	119
Other income (expense)	(672)	1,454	782	1,730	2,512
Income before income taxes	1,531	8,267	9,798	(2,750)	7,048

Segment assets	48,616	188,735	237,351	4,113	241,464

1)     Total revenues include both revenues from external customers and intersegment transactions. The portion of intersegment revenues that were not eliminated in accordance with FAS 71 were approximately $2,708,000 and $350,000 for the nine months ended September 30, 2003 and 2002, respectively.

2)     One of the water sources for our California water utility has been affected by the presence of certain groundwater contaminants.  This contamination necessitated the shutdown of a number of our wells, and we purchased replacement water at a cost substantially higher than the cost of water pumped from our own wells.  In May 2002, a settlement agreement was reached between some of the parties responsible for the contamination and a number of affected water companies, including our California water utility.  As a result of our settlement agreement, we have received payments, and we expect to continue to receive payments until completion of remediation, for the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination.  For the nine month periods ended September 30, 2003 and 2002, the amount of these reimbursed expenses were $3,294,000 and $2,311,000, respectively.  These reimbursements pertain to our settlement agreement with the parties responsible for the contamination and, as such, are recorded as a reduction to “Operating expenses – utilities”, which consequently increased our Operating Income.  See related disclosure in Note 10, Non-operating income (expense) - other.

3)     “Other” consists of costs that include any corporate functional departments whose costs are not allocated and headquarters expenses.

Note 3. – Seasonality

Our Services Group operations can be affected by weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Depending on our specific contractual terms, this additional work may be billable to our various clients.

Our Utility Group water operations are seasonal as rainfall and weather conditions affect water consumption.  In our service areas the second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. The results of operations for one quarter do not indicate results to be expected in another quarter. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations. Utility Group wastewater operations are generally not affected by seasonality.

Note 4. – New Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and loss on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 applied to fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107, and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) finalized EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 is required to be adopted for all new revenue arrangements entered into in fiscal years beginning after June 15, 2003. The EITF also allows application to existing contracts. We have adopted EITF No. 00-21 and it did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FASB No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. In 2002, we adopted the fair value recognition provisions of SFAS No. 123 and the related provisions of SFAS No. 148 using the retroactive restatement method. See Note 5 for detailed information.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003.  We adopted this statement in the third quarter of 2003 and it did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes accounting standards with respect for how a company classifies and measures financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement in the third quarter of 2003 and it did not have a material effect on our consolidated financial statements.

Note 5. – Adoption of New Accounting Policy – Stock-Based Compensation

We currently sponsor two stock option plans: a Stock Option Plan (SOP) and a Director Option Plan (DOP). Prior to 2002, we accounted for these plans under the recognition and measurement provisions of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no stock-based compensation cost was reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In 2002, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we restated our financial statements for the prior periods presented in this Report on Form 10-Q for the three and nine months ended September 30, 2003 to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled after December 15, 1994.

The table below sets forth the effect of our retroactive restatement of the prior periods:

	Periods Ended September 30, 2002 (in thousands except per share amounts)
	Three months	Nine months
Net Income:
Restated for adoption of SFAS No. 123	$1,720	$4,592
Previously reported	$1,880	$5,044
Basic Earnings per Common Share:
Restated for adoption of SFAS No. 123	$.18	$.47
Previously reported	$.20	$.54
Diluted Earnings per Common Share:
Restated for adoption of SFAS No. 123	$.17	$.45
Previously reported	$.19	$.51

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, stock option valuation models, including Black-Scholes, may not necessarily provide a reliable single measure of the fair value of employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002:

	2003	2002
Dividend yield	1.8%	1.8%
Expected volatility	26.6%	27.3%
Risk-free interest rate	2.7%	4.6%
Expected life in years	5.5	5.6

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately $229,000 and $251,000 for the three months ended September 30, 2003 and 2002, respectively, and $696,000 and $710,000 for the nine months ended September 30, 2003 and 2002, respectively.

Stock Option Plan: In 1988, the stockholders approved the SOP, and in 2000 approved an amendment to the SOP which increased the number of authorized and available shares for issuance by 937,500, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. In May 2003, the stockholders approved a further amendment to the SOP to increase the number of authorized and available shares for issuance by 750,000. As of September 30, 2003, excluding the issuance of these 750,000 shares, there were 2,430,880 shares (adjusted for stock splits and stock dividends) authorized for issuance under the SOP and 268,914 shares were available for issuance.  As of October 2003, our registration of these shares became effective increasing our shares available for issuance to 1,018,914.

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

A summary of the status of the SOP and changes during the nine months ended September 30, 2003 and 2002 is presented below:

	Nine months ended September 30,
	2003		2002
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,492,373	$8.65	1,196,394	$7.25
Granted	232,000	$12.40	247,903	$13.12
Exercised	(76,271)	$7.26	(56,759)	$6.62
Forfeited	(3,752)	$12.04	—	—
Outstanding options	1,644,350	$9.23	1,387,538	$8.32
Options exercisable	850,991	$7.05	621,682	$9.18
Weighted average fair value of options granted	$2.96		$3.88

The following table summarizes information about fixed stock options outstanding at September 30, 2003:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2003	Weighted Average Exercise Price
$2.00	to	$5.00	257,691	1.8	$3.64	257,691	$3.64
5.00	to	10.00	424,303	4.6	6.96	348,553	6.81
10.00	to	15.00	957,106	5.3	11.71	243,697	10.96
15.00	to	20.00	5,250	5.8	16.26	1,050	16.26
$2.00	to	$20.00	1,644,350	4.7	9.23	850,991	7.05

Director Option Plan: In 1996, the stockholders approved the DOP for non-employee directors, and in 2000, approved an amendment to the DOP, which provided for an increase of 165,375 shares reserved for issuance. As of September 30, 2003, there were 328,166 shares (adjusted for stock splits and stock dividends) authorized for issuance under the DOP and 129,343 shares were available for issuance.

The DOP provides for an automatic grant of options to purchase 5,000 shares of our common stock to eligible non-employee directors of the Company on the date of our Annual Meeting of Stockholders through 2006 at the fair market value of our common stock. New directors are granted an initial option to purchase 5,000 shares of our common stock upon appointment to the Board of Directors. DOP options granted subsequent to December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

A summary of the status of the DOP and changes during the nine months ended September 30, 2003 and 2002 is presented below:

	Nine months ended September 30,
	2003		2002
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	117,632	$11.20	105,054	$8.76
Granted	30,000	$12.12	36,750	$15.20
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding options	147,632	$11.39	141,804	$10.43
Options Exercisable	57,177	$9.40	33,650	$8.14
Weighted average fair value of options granted	$2.89		$4.50

The following table summarizes information about the director stock options outstanding as of September 30, 2003:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2003	Weighted Average Exercise Price
$6.00	to	$9.00	26,024	5.4	$6.75	23,422	$6.69
9.00	to	15.00	90,108	5.3	11.27	27,455	10.30
15.00	to	20.00	31,500	5.9	15.56	6,300	15.56
$6.00	to	$20.00	147,632	5.5	11.39	57,177	9.40

Employee Stock Purchase Plan (ESPP): We have a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued

12,038 shares and 8,504 shares to employees during the nine month periods ended September 30, 2003 and 2002, respectively. At September 30, 2003, 854,649 shares (after adjustment for stock splits and stock dividends) were reserved for issuance under the ESPP and 680,539 shares were available for issuance.

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

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both basic and diluted EPS calculations:

	Net Income	Dividends on preferred shares	Basic EPS	Effect of Dilutive Options	Diluted EPS
	(in thousands except per share amounts)
For three months ended September 30, 2003
Income (numerator)	$3,429	$(6)	$3,423		$3,423
Shares (denominator)			10,984	502	11,486
Per share amount			$.31		$.30
For three months ended September 30, 2002
Income (numerator)	$1,720	$(6)	$1,714		$1,714
Shares (denominator)			9,736	550	10,286
Per share amount			$0.18		$0.17

	Net Income	Dividends on preferred shares	Basic EPS	Effect of Dilutive Options	Diluted EPS
	(in thousands except per share amounts)
For nine months ended September 30, 2003
Income (numerator)	$5,169	$(20)	$5,149		$5,149
Shares (denominator)			10,302	470	10,772
Per share amount			$.50		$.48
For nine months ended September 30, 2002
Income (numerator)	$4,592	$(20)	$4,572		$4,572
Shares (denominator)			9,707	550	10,257
Per share amount			$0.47		$0.45

Note 7. – Balancing Account

Our California water utility has recorded a balancing account receivable in the amount of approximately $2,300,000, representing the difference between actual water production costs incurred and California Public Utilities Commission (CPUC)–adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2,300,000 that was in the balancing account as of November 29, 2001. Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These expenses are also tracked in a memorandum account.

Note 8. – Acquisitions

Aqua Services, LP (Aqua Services)

In November 2002, we acquired 100% ownership of certain contract operations primarily in Texas and Colorado of AquaSource, Inc., a provider of contract water and wastewater services. The purchase price consisted of approximately $10,317,000 in cash. Upon closing of the transaction, we began operating a part of this business under the name Aqua Services, while the remaining part was incorporated into one of our existing subsidiaries.

Operations Technologies, Inc. (OpTech)

In August 2001, we purchased 90% of the outstanding stock of OpTech, a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of approximately $8,248,000. The purchase price consisted of cash payments of $3,948,000, promissory notes of $3,000,000 and 96,580 shares of our common stock with a fair market value of approximately $1,300,000 at the date of acquisition. Under the terms of the purchase agreement, we have the right to acquire the remaining 10% of OpTech after August 31, 2006 using a formula based upon the profitability of OpTech. After August 31, 2003, the minority owner of OpTech has the option to sell the remaining 10% of OpTech to us for the greater of $1,000,000 or an amount based on Optech’s profitability.

Master Tek International, Inc. (Master Tek)

In April 2000, we purchased 80% of the outstanding stock of Master Tek, a provider of submetering equipment and services for approximately $4,000,000, consisting of $2,000,000 in cash and a $2,000,000 promissory note. Under the terms of our purchase agreement, the minority owner of Master Tek may require us to purchase his remaining 20% minority interest in five percent increments at a price not to exceed $1,000,000 per year over four years. In April 2002, we paid $1,000,000 to the minority owner to increase our ownership interest to 85%. In the first quarter of 2003, the minority owner of Master Tek exercised his option to sell to us an additional five percent ownership interest. In April 2003, we paid $1,000,000 into an escrow account as discussed in Note 12.

Intangibles

At September 30, 2003, the gross carrying amount of acquired intangible assets was approximately $3,535,000 and accumulated amortization of these assets was approximately $1,361,000. Amortization expense for intangible assets for the three and nine months ended September 30, 2003 was approximately $163,000 and  $412,000, respectively.

The changes in the carrying amount of goodwill from acquisitions for the nine months ended September 30, 2003 are as follows:

	Services Group	Utility Group	Totals
	(in thousands)

Balance as of December 31, 2002	$20,151	$—	$20,151
Goodwill acquired	91	—	91
Impairment losses	—	—	—
Balance as of September 30, 2003	$20,242	$—	$20,242

Note 9. – Sale of Equity

In May 2003 we completed a private placement of 1,108,033 shares of newly issued common stock to certain institutional investors. Gross proceeds from the private placement were $12,000,000 from which commissions and fees of approximately $1,100,000 were paid. We filed a registration statement with the Securities and Exchange Commission to register these shares for resale.  The registration statement became effective on October 9, 2003.

Note 10. – Non-Operating Income (Expense) - Other

Groundwater Settlement

One of the water sources for our California water utility has been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s. In 2001 and 2002, this contamination necessitated the shutdown of a number of our wells, and we purchased replacement water at a cost substantially higher than the cost of water pumped from our own wells.

The incremental and unreimbursed costs of purchasing replacement water and related energy costs in 1999, 2000 and 2001 related to this contamination were $84,000, $756,000 and  $809,000, respectively.  Prior to May 2002, we accounted for the possible recovery of these damages we incurred as a gain contingency in accordance with SFAS No. 5, and accordingly these costs were recorded as Operating expenses – utilities in our income statement and consequently reduced our operating income.

In May 2002, a settlement agreement was reached between some of the parties responsible for the contamination and a number of affected water companies, including our California water utility. As a result of this settlement agreement, we recorded income of approximately $1,649,000, which covered certain water and energy costs, incurred in 1999, 2000 and 2001 by us arising from the contamination that were prior to the commencement of monthly payments to us by the responsible parties.  This settlement was an unusual event and we recorded the $1,649,000 in Other income (expense), in accordance with the provisions of APB No. 30, Reporting the Results of Operations.

Southwest’s groundwater contamination related costs incurred prior to the settlement agreement were absorbed by our water utility and not passed to the ratepayers. Accordingly, the reimbursement offset costs that our utility had previously incurred, resulting in no effect on ratepayers.

As a result of this contamination, we have received payments, and we expect to continue to receive payments until completion of remediation.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1,649,000 settlement. This settlement agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and as such we bill and collect this reimbursement monthly.  These monthly reimbursements are recorded as a reduction to Operating expenses – utilities, which consequently increase our Operating Income.  In 2001, and 2002 and for the three and nine months ended September 30, 2003 these reimbursements were $1,115,000, $4,338,000, $1,362,000 and $3,294,000, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.  Commencing in 2002, these contributions for the year ended 2002 were $3,205,000 and for the three and nine months ended September 30, 2003 were $178,000 and  $2,360,000, respectively.  These contributions were recorded as Contributions in Aid of Construction.

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

Note 11. – Commitment, Contingencies and Restrictions

One of our wholly owned subsidiaries, ECO Capistrano Valley, Inc., is a party to contracts with a city in California for the construction and long term operation of a reverse osmosis facility.  The assets and liabilities of this subsidiary are included in our consolidated financial statements and at September 30, 2003 consist primarily of restricted cash of $2,434,000, accounts receivable of $1,239,000, deferred pre-contract costs of $840,000 and accounts payable of $3,948,000.  The formation documents for this subsidiary prevent distributing funds or paying dividends to the parent company or any other affiliate in excess of an agreed upon formula under the agreements.  To date, there have been no dividends or distributions made to Southwest Water Company.

One of our wholly owned subsidiaries, Suburban Water Systems, is limited by its mortgage bond agreement in distributing funds to Southwest Water Company.  The limitation prevents paying dividends that exceed aggregate undistributed net income subsequent to December 31, 1995.  Dividend distributions have averaged approximately $2,000,000 per year and are less than the dividend restriction threshold as of September 30, 2003 by approximately $21,000,000.

Note 12. – Legal Proceeding and Subsequent Events

As previously discussed in out quarterly report on Form 10-Q for the period ended June 30,2003, in April 2003, Southwest Water filed a lawsuit in the United States District Court for the District of Colorado against the minority owner of Master Tek for certain issues associated with both our initial acquisition of 80% of the stock of Master Tek and subsequent costs we incurred.  As allowed in the original acquisition documents, we purchased an additional five percent interest in Master Tek for $1,000,000 in April 2003.  This payment and other certain other payments were paid into an escrow account. In October 2003, we reached a tentative settlement regarding this lawsuit.  In this settlement the Company will make a final net payment of approximately $2.6 million in exchange for all the remaining minority interest of MasterTek, satisfaction of all outstanding obligations, and certain continuing guarantees and indemnifications.  The Company believes that this settlement will not have an adverse affect on the results of operations.

Southwest Water and its subsidiaries are the subjects of certain litigation arising in the ordinary course of their operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the”34 Act”). Such statements are based upon current expectations that involve risks and uncertainties including those set forth under “Risk Factors” in this report.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Southwest Water Company and Subsidiaries (“Southwest”, “We” or the “Company”), provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, customer billing and service, and utility submetering. We provide services to more than two million people in 31 states. Our business is segmented into two operating groups, our Services Group and our Utility Group.

Our Services Group operates our contract service businesses in which we operate and maintain water supply and wastewater facilities owned by cities, public agencies, municipal utility districts and private entities primarily in Texas, New Mexico, California, Colorado, Mississippi and Georgia. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group prices are not subject to regulation. We also provide utility submetering and billing and collection services in numerous states.

Our Utility Group owns and operates rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

Southwest Water Company was incorporated in California in 1954. We reincorporated in Delaware in 1988. Our principal executive offices are located at One Wilshire Building, 624 South Grand Avenue, Los Angeles, California 90017-3872, and our telephone number is (213) 929-1800.

The Company is focused on profitable growth and we apply three principal strategies to expand our revenues and profits:

1.     We work to enhance organic revenue growth in our Services Group through expansion of business with existing clients and services to new clients and in our Utility Group through customer growth and rate case proceedings.

2.     We seek out and develop opportunities for accretive acquisitions that fit our long-term growth goals in both the Services and Utility Groups.

3.     We pursue opportunities to improve our margins and gain the benefits of our increased size.

Results of Operations

A summary of our consolidated results for the three and nine months ended September 30, 2003 is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(Unaudited) (dollars in millions)
Revenue:
Service operations	$33.3	65	$19.2	55	$86.3	67	$55.6	58
Utility operations	18.1	35	15.4	45	42.7	33	39.9	42
	51.4	100	34.6	100	129.0	100	95.5	100

Expenses:
Operating expenses – services	28.3	55	16.3	47	74.7	58	47.3	50
Operating expenses – utilities	9.9	19	10.6	31	25.5	20	26.3	28
Selling, general and administrative expenses	6.6	13	4.0	12	17.8	14	14.4	14
	44.8	87	30.9	89	118.0	91	88.0	92

Operating Income	6.6	13	3.7	11	11.0	9	7.5	8

Non-Operating Income (Expense):
Interest expense	(1.0)	(2)	(1.1)	(3)	(3.3)	(3)	(3.3)	(3)
Interest income	—	—	0.1	—	0.1	—	0.2	—
Gain on sales of land	—	—	—	—	0.7	—	0.1	—
Other	(0.2)	—	(0.1)	—	(0.3)	—	2.6	2
	(1.2)	(2)	(1.1)	(3)	(2.8)	(3)	(0.4)	(1)

Income Before Income Taxes	5.4	11	2.6	8	8.2	6	7.1	7

Income Tax Provision	2.0	4	0.9	3	3.0	2	2.5	3

Net Income	$3.4	7	$1.7	5	$5.2	4	$4.6	5

Discussion of Results of Operations for Three Months Ended September 30, 2003 and 2002

Revenues

Services operations

Services Group revenue represents fees earned for water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, and state-certified water and wastewater laboratory analysis. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects. Additionally, our Services Group provides utility submetering for multiple family buildings.  Revenue for the three months ended September 30, 2003 increased approximately $14.1 million, or 73%, to $33.3 million from $19.2 million during the same period of the prior year.  The increase is due to the following:

•      the acquisition of certain contract operations from AquaSource, Inc. in November 2002,

•      approximately $5.8 million in revenues from the construction of a reverse osmosis water treatment facility in California, and

•      increased revenue principally driven by real estate development activity in Texas, and

•      the addition of new contracts.

Utility operations

Utility Group revenue represents fees earned by our regulated public water utilities for the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use.  Revenues in the Utility Group increased approximately $2.7 million, or 18%, to $18.1 million during the three months ended September 30, 2003 from $15.3 million over the same period of the prior year.  The increase is primarily due to the favorable effect of rate increases in our California and

Texas utilities and increased customer connections in our New Mexico and Texas utilities.  The effect of increases in rates however was partially offset by decreases in water consumption due to variations in weather in communities served by our utilities.

Expenses

Operating expenses - services

Operating expenses – services represent salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.  Operating expenses - services represented approximately 85% of the Services Group revenues for the three months ended September 30, 2003 and the same period of 2002. Operating expenses increased approximately $12.0 million, or 74%, to $28.3 million during the three months ended September 30, 2003 from $16.3 million during the same period of 2002.  The increase was due to the following:

•      the inclusion of certain contract operations of AquaSource, Inc., beginning in November 2002, which represented operating costs of approximately $4.4 million during the three months ended September 30, 2003,

•      costs related to the construction of a reverse osmosis water treatment facility in California, amounting to approximately $5.5 million, and

•      costs attributable to increased operations and construction in the Service Group’s Texas and Mississippi operations.

Operating expenses – utilities

Operating expenses - utilities represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.  Operating expense – utilities represented approximately 55% and 71% of revenues from utility operations for the three months ended September 30, 2003 and 2002, respectively.  Operating expenses for our Utility Group decreased $0.7 million or 9% to $9.9 million during the three months ended September 30, 2003, from $10.6 million during the same period of the prior year.  This decrease in Operating expenses as a percentage of Utility Group revenues is driven by both the effect of rate increases in our California utility, and reduced water consumption.  This was due to:

•      a decrease in consumption due to variations in weather in communities served by our utilities,

•      a shift in the source of water from external purchases toward less expensive internally produced water, and

•      the benefit of leasing certain water rights.

Operating expenses at our California utility decreased $1.8 million due to a reduction in water consumption.  Volume related costs at our California utility, net of reimbursements, decreased $1.3 million.

Operating expenses incurred by our New Mexico utility increased $0.6 million to $3.3 million during the three months ended September 30, 2003 from $2.7 million during the same period of the prior year.  The City of Albuquerque increased sewage treatment rates approximately 9%.  In addition, the New Mexico utility incurred additional energy costs due to increased water consumption.

Selling, general and administrative expenses

Selling expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative costs increased $2.6 million, or 78%, to $6.6 million for the three months ended September 30, 2003 from $4.0 million during the same period of the prior year.  Selling, general and administrative expenses as a percentage of revenue increased two percentage points to 13% during the three months ended September 30, 2003 from 11% during the same period of the prior year.  The increase was due to the following:

•      the acquisition of certain contract operations from AquaSource, Inc. in November 2002,

•      increased costs company-wide for employee health benefits, insurance and compensation expenses, and

•      increased legal and accounting fees incurred as a result of our increased size.

Non-operating income (expense)

Interest expense

The major components of interest expense for three months ended September 30, 2003 and 2002 are as follows:

For Three Months Ended September 30,	2003	2002
	(in millions)
Interest expense – convertible subordinate debentures	$.3	$.3
Interest expense – bank lines of credit	.2	.1
Interest expense – mortgage bonds and bank term loan	.6	.6
Interest expense – other	.1	.1
Total interest expense before capitalized interest	1.2	1.1
Capitalized interest	(.2)	—
Total interest expense	$1.0	$1.1

Total interest expense decreased 9% to $1.0 million during for the three months ended September 30, 2003, compared to $1.1 million for the same period in 2002, due to lower interest rates.  Our effective interest rates for the three months ended September 30, 2003 and 2002 were 5.2% and 6.1%, respectively.  We also experienced increased construction activity in our Utility Group resulting in higher capitalized interest of $0.2 million in 2003.  This was offset by higher borrowings on our bank lines of credit.

Income Taxes

Our effective tax rate for the three months ended September 30, 2003 was 37% compared to approximately 35% for 2002. Our effective tax rate for 2002 reflected the benefit of a one-time gain on the termination of a pension plan, which was excluded from ordinary taxable income.

Discussion of the Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Revenues

Service operations

Services Group revenues for the nine months ended September 30, 2003 increased approximately $30.7 million, or 55%, to $86.3 million from $55.6 million during the same period of the prior year.  The increase is due to the following:

•      approximately $15.0 million in revenues from the acquisition of certain contract operations from AquaSource, Inc. in November of 2002,

•      revenues of $9.2 million from the construction of a reverse osmosis water treatment facility in California during 2003, and

•      increased revenues from our Texas service operations of $8.7 million to $51.4 million during the nine months ended September 30, 2003 from $42.7 million during the same period of the prior year.  The revenue increase is largely attributable to increased construction project work and tapping and inspection revenue that is principally driven by real estate development activity in Texas.

Utility operations

Revenues in the Utility Group increased approximately $2.8 million, or 7%, to $42.7 million during the nine months ended September 30, 2003 from $39.9 million during the same period of the prior year.  The increase is primarily due to the favorable effect of rate increases in our California and Texas utilities and increased customer connections in our New Mexico and Texas utilities.  The effect of increases in rates, however, was partially offset by decreases in water consumption due to variations in weather in communities served by our utilities, as follows:

Favorable effect of rate increase in revenues	$3.3	million
Favorable effect of increase in connections	1.2	million
Changes in volume related to weather and other	(1.6)	million
	$2.9	million

Operating Expenses

Operating expenses - services

Operating expenses - Services represented approximately 87% and 85% of the Services Group revenues for the nine months ended September 30, 2003 and 2002, respectively. Operating expenses increased approximately $27.4 million, or 58%, to $74.7 million during the nine months ended September 30, 2003 from $47.3 million during the same period of 2002.  The increase was due to the following:

•      the acquisition of certain contract operations from AquaSource, Inc. in November 2002, which generated operating costs of approximately $15.0 million during the nine months ended September 30, 2003, and

•      costs related to the construction of the reverse osmosis water treatment facility which accounted for approximately $9 million of the increase in operating expenses.

The remaining increase of approximately $3.4 million for the nine months ended September 30, 2003, compared to the prior year, resulted from increased operations and construction activity in the Services Group’s operations.

Operating expenses - utilities

Operating expense – utilities represented approximately 60% and 66% of revenues from utility operations for the nine months ended September 30, 2003 and 2002, respectively. Operating expenses for our Utility Group decreased $0.8 million, or 3%, to $25.5 million during the nine months ended September 30, 2003, from $26.3 million during the same period of the prior year. The decrease in operating expenses incurred by our California utility was $0.7 million to $24.9 million during the nine months ended September 30, 2003 from $25.6 million during the same period of the prior year.   The Utility Group decreases were primarily due to:

•      a decrease in consumption due to weather variations in our service areas, especially in early 2003,

•      a shift in the source of water from external purchases toward less expensive, internally produced water, and

•      the benefit of leasing certain water rights.

Operating expenses incurred by our New Mexico utility increased $152,000, or 13%, during the nine months ended September 30, 2003 as compared to the same period of the prior year.  The City of Albuquerque has increased sewage treatment rates approximately 9%.  In addition, our New Mexico utility has incurred additional fuel costs due to increased volume.

Selling, general and administrative expenses

Selling general and administrative costs increased $3.4 million, or 24%, to $17.8 million for the nine months ended September 30, 2003 from $14.4 million during the same period of the prior year.  The increase was due to the inclusion of $1.0 million from certain contract operations acquired from AquaSource, Inc. in November 2002 and the increased costs company-wide for employee health benefits, insurance and compensation expenses.  As a percentage of revenues, selling, general and administrative expenses fell one percentage point to 14% for the nine months ended September 30, 2003, from the same period of 2002.

Non-operating income (expense)

Interest Expense

The major components of interest expense for the nine months ended September 30, 2003 and 2002 are as follows:

For the Nine Months Ended September 30,	2003	2002
	(in millions)
Interest expense – convertible subordinate debentures	$1.0	$1.1
Interest expense – bank lines of credit	.6	.4
Interest expense – mortgage bonds and bank term loan	1.7	1.7
Interest expense – other	.4	.2
Total interest expense before capitalized interest	3.7	3.4
Capitalized interest	(.4)	(.1)
Total interest expense	$3.3	$3.3

Total interest expense remained flat at $3.3 million for the nine months ended September 30, 2003, compared to the same period in 2002.  Our benefit from lower interest rates and higher capitalized interest from increased construction activity in our Utility

Group was offset by higher borrowings on our bank lines of credit and increased interest expense related to our Texas utility bank term loan.  In August 2002, one of our Texas utilities obtained a 10-year, $10.0 million secured bank term loan which increased our debt outstanding and consequently, our interest expense. Our effective interest rates for the nine months ended September 30, 2003 and 2002 were 5.2% and 6.1%, respectively.

Gains on Sales of Land and Other

In the second quarter of 2003, we recognized a $0.7 million pretax gain on the sale of surplus land, and in the second quarter of 2002 we recognized a $0.1 million pretax gain on the sale of surplus land. In the second quarter of 2002, we recognized approximately $1.7 million pretax income from a ground water settlement (see Note 10 in the accompanying consolidated financial statements). In the first quarter of 2002, we recorded a one-time pretax gain on the termination of a pension plan of approximately $1.0 million (see Note 10 in the accompanying consolidated financial statements).

Income Taxes

Our effective tax rate for the first nine months of 2003 was 37% compared to approximately 35% for 2002. Our effective tax rate for 2002 reflected the benefit of a one-time gain on the termination of a pension plan, which was excluded from ordinary taxable income.

Liquidity and Capital Resources

Our operating activities provided approximately $3.3 million in cash during the nine months ended September 30, 2003 consisting of net income of $5.2 million, adjusted for certain non-cash items including depreciation and amortization of $5.8 million and deferred income taxes of $2.0 million.  Operating cash flow was further increased by a net increase in liabilities of $1.7 million.  Operating cash flow was reduced by (i) an increase in accounts receivable and other assets of $9.0 million and (ii) an increase in restricted cash of $2.4 million.

Our investing activities used cash of $12.6 million during the nine months ended September 30, 2003.  Capital expenditures of $13.3 million were primarily for the acquisition of property plant and equipment for regulated water system assets used by our Utility Group, including new wells and transmission lines in New Mexico, and the construction of a lift station and water line in Texas.  The effect of capital expenditures on cash was partially offset by proceeds from sales of land of approximately $0.7 million.

The following table summarizes our activity for additions to property, plant and equipment during the nine months ended September 30, 2003 and 2002:

	2003	2002
	(in millions)
Company financed additions	$12.1	$3.0
Capital improvement reimbursements	2.4	2.6
Contributions paid for by developers	2.6	7.5
Total cash additions to property, plant and equipment	17.1	13.1
Property contributed by developers	7.5	5.7
Total additions to property, plant and equipment	$24.6	$18.8

Financing activities provided cash of approximately $11.3 million.  Net proceeds from our private placement of equity in May 2003 were approximately $10.9 million.  We collected an accumulated total of approximately $2.1 million in net proceeds from our dividend reinvestment and employee stock purchase plans and from asset sale-leaseback transactions.  Reimbursments to our California utility under a settlement agreement were approximately $2.4 million.  Contributions in aid of construction and advances for construction were approximately $2.6 million, and cash used to reduce debt and to pay dividends was approximately $4.9 million and $1.8 million, respectively.

Our liquidity is influenced primarily by cash flows from operations and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments in new business opportunities, including the acquisition of companies and acquisition of contract operations.

On September 30, 2003, we had working capital of approximately $4.1 million with available cash and cash-equivalent balances of approximately $3.5 million (excluding restricted cash balances), as well as aggregate lines of credit totaling $28.0 million consisting of three separate unsecured lines of credit from three commercial banks. Our total borrowing availability under lines of credit was approximately $13.7 million on September 30, 2003.  In October 2003 we renewed one of our lines, resulting in our aggregate lines of credit increasing to a total of $30 million.  One line of credit expires in March 2005, the other two expire in September 2005.

For the three months ended September 30, 2003 and 2002, we had weighted average borrowing rates on our bank lines of credit of 2.5% and 3.6%, respectively.  For the nine months ended September 30, 2003 and 2002, we had weighted average borrowing rates on our bank lines of credit of 2.9% and 3.7%, respectively.

In January 2003, we expanded one of our lines of credit from one of our commercial banks by $3.4 million. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under a service contract to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project, the standby letter of credit and the related credit facility will be terminated.

In addition to our lines of credit, we have excess borrowing capacity under our first mortgage bond indentures of approximately $72.0 million as of September 30, 2003. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the remaining unused credit line amount.

We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During the nine months ended September 30, 2003, we were in compliance with all applicable covenants under each of the line of credit agreements.

We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•      revenue recognition,

•      valuation of long-lived and intangible assets,

•      accounting for regulated business in accordance with SFAS 71, and

•      stock-based compensation.

•      unusual events

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available GAAP alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

Revenue recognition

Revenues for contract operations are billed based on a monthly fee to provide a specific level of service as outlined in each individual contract. We generally bill for additional services provided beyond the scope of the base contract on a time and materials basis as such services are rendered.

Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods.  If management determines the Company will ultimately suffer a loss on a construction project, the entire estimated loss will be recorded in the period such a determination is made.

Revenues for submetering, billing and collection services are recognized and billed at the end of the month in which services are performed. Revenues for installation of submetering equipment are accounted for using the percentage-of-completion method.

Water utility revenues are recognized when amounts are billed to customers. An estimated amount for unbilled revenues is accrued for water usage since the previous billing period.

Valuation of long-lived and intangible assets.

Our acquisitions have been accounted for using the purchase method of accounting.  In accordance with SFAS No. 144, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we assess intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets.  If we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with Statement No. 144.

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At September 30, 2003, other assets include approximately $20.2 million of goodwill, which was no longer subject to amortization beginning in 2002. There were no impairment charges to goodwill as of September 30, 2003 and no events have occurred that indicated dimunition in the value of recorded goodwill.

Under the provisions of SFAS No. 141, Business Combinations, we identified approximately $0.2 million of intangible contract costs in connection with our acquisition of Aqua Services and approximately $1.1 million of intangible contract costs in connection with our acquisition of OpTech. We are amortizing the intangible contract costs over a period of four years, which is the average estimated life of the contracts.

Accounting for regulated businesses

Our regulated businesses, which include our utilities in California, New Mexico and Texas, are required to be accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return. Each utility may file and process general rate applications on a periodic basis. Since the established rates may be in effect for several years, our utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred.

One of our Services Group subsidiaries has contracted with our utilities in Texas and New Mexico to perform operating services, maintenance, and construction work, and, in addition, to manage capital projects. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated entities. In accordance with SFAS No. 71, our Services Group recognizes profit from work performed and does not eliminate the intercompany profit when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable by the utility through the rate-making process. Accordingly, the intercompany profit, and the related receivables and payables, on such work have not been eliminated in the accompanying condensed consolidated financial statements. However, all revenue in excess of profits has been eliminated in consolidation, consisting of approximately $3.4 million and $10.0 million for the three and nine months ended September 30, 2003, respectively.

Our California water utility has recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and California Public Utilities Commission (CPUC)-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2.3 million that was held in the balancing account as of November 29, 2001.

Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These differences are tracked in a memorandum account and we will attempt to recover these expenses in future rate hearings.

Stock-Based Compensation

In 2002, we adopted the fair value recognition provisions of SFAS No. 123, which requires valuation of stock options issued based upon an option pricing model and recognition of this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we have restated our accompanying condensed consolidated financial statements for the 2002 periods presented to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

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

Unusual Events

Southwest Water reports material events that are unusual in nature or occur infrequently, but not both, in Other Income (Expense) rather than in Operating Income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations.  APB No. 30 provides that unusual or infrequent events are separately disclosed and excluded from Operating Income, and that the nature and financial effects of each event or transaction should be disclosed on the face of the Income Statement.  Included in Other Income on the Company’s Consolidated Statements of Income is the effect of a one-time, non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of the Company’s defined benefit plan as fully disclosed in Note 12 to the consolidated financial statements.  Also included in Other Income for 2002 is a $1.7 million settlement reached between parties responsible for the contamination and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001.

RISK FACTORS

The following factors, which are described more fully in our 2002 Annual Report, could cause our actual results to differ materially from our historical results and/or forward-looking statements (see our 2002 Annual Report and Prospectus filed October 9, 2003 for further disclosure related to risks factors) :

Risks Related to our Common Stock

•      Our outstanding indebtedness may adversely affect our financial condition and the value of our common stock.

•      We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

•      The market price of our shares of common stock could be volatile.

Risks Related to Our Business

Risk factors that affect our Services Group operations

•      We operate in a competitive market with low operating margins.

•      Our revenue growth depends on our ability to enter into new, and maintain our existing, operating contracts with cities, agencies and municipal utility districts.

•      Our business depends on trained, qualified employees.

•      Risk of events such as hurricanes, tornadoes and floods may affect our results of operations.

•      Our Services Group contracts have certain performance risks.

•      Services Group contracts for the design and construction of water and wastewater projects may expose us to certain completion and performance risks.

•      We use third party equipment and subcontractors.

•      Our Services Group is subject to environmental and water quality risks.

•      We operate a large fleet of vehicles that could expose us to liabilities.

•      Our operating costs may rise faster than our revenues.

•      Our operating contracts may be cancelled, reducing our revenues and backlog.

Risk Factors that affect our Utility Group operations

•      Weather conditions can affect the financial results of our Utility Group.

•      Changes in the regulatory environment, including restrictions on the rates we are allowed to charge customers, may adversely affect our results of operations.

•      We own assets in areas subject to natural disasters.

•      We are subject to regulatory and environmental risks and may not be able to provide an adequate supply of water to our customers.

•      We need access to capital to continue to invest in our utility assets.

Other risk factors

•      Our capital resources may restrict our ability to operate and expand our business.

•      If we continue to grow, we may fail to effectively manage our growth or we may fail to effectively manage the growth we have experienced.

•      Our business may be affected by the general economic conditions of real estate development in the United States.

•      We are subject to increasing costs of producing products and services.

•      Our operations are subject to certain risks due to their location.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have certain indebtedness that is subject to variable rate interest. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. The interest expense paid on our line of credit borrowings and certain term loans is determined based upon a rate formula that fluctuates with short-term LIBOR rates and cannot exceed the banks’ prime rate minus one-quarter percent.

We completed a $20.0 million, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down certain variable rate indebtedness. Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into Southwest Water common stock and, at a certain market price, our debentures will become dilutive in our computation of earnings per share.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Southwest Water, and we have designed such disclosure controls and procedures to ensure that material information relating to Southwest Water, including its consolidated subsidiaries, is made known to us by management within these entities, particularly during the period in which this quarterly report is being prepared. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b), Southwest Water carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003, the end of the quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in Southwest Water’s internal controls over financial reporting during Southwest Water’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Southwest Water’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Legal Proceeding and Subsequent Events

As previously discussed in out quarterly report on Form 10-Q for the period ended June 30,2003, in April 2003, Southwest Water filed a lawsuit in the United States District Court for the District of Colorado against the minority owner of Master Tek for certain issues associated with both our initial acquisition of 80% of the stock of Master Tek and subsequent costs we incurred.  As allowed in the original acquisition documents, we purchased an additional 5% interest in Master Tek for $1,000,000 in April 2003.  This payment and other certain other payments were paid into an escrow account. In October 2003, we reached tentative a settlement regarding this lawsuit.  In this settlement the Company will make a final net payment of approximately $2.6 million in exchange for all the remaining minority interest of MasterTek, satisfaction of all outstanding obligations, and certain continuing guarantees and indemnifications.  The Company believes that this settlement will not have an adverse affect on the results of operations.

Southwest Water and its subsidiaries are the subjects of certain litigation arising in the ordinary course of their operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

On August 12, 2003, the Company filed a Current Report on Form 8-K furnishing an earnings release attached as Item 12 with respect to our financial results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY
(Registrant)

Dated: November 12, 2003	/s/ RICHARD J. SHIELDS
Richard J. Shields Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)