Form 10-K
period 2003-12-31
SOUTHWEST WATER CO
filed 2004-03-15
CIK 92472

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission file number 0-8176

SOUTHWEST WATER COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-1840947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Wilshire Building
624 South Grand Avenue, Suite 2900
Los Angeles, California 90017-3782
(Address of principal executive offices, including zip code)

(213) 929-1800
(Registrant's telephone, including area code)

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
(1) Common Stock, $.01 par value	NASDAQ
(2) Series A, Preferred Stock, $.01 par value	None

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

        The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $136.7 million based upon the average bid and asked price of such common equity as of June 30, 2003. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares. On March 12, 2004, there were 14,712,228 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 8, 2004 and to be used in connection with the 2004 Annual Meeting of Stockholders to be held on May 13, 2004 are incorporated by reference in Part III of this Form 10-K.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

        This Annual Report on 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "belief," "expect," "estimate," "plan," "intend," "continue," "predict," "may," "should" and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those set forth under "Risk Factors" below, that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could affect forward-looking statements relating to the resolution of the reportable condition with respect to internal controls discussed in Item 9A of this Form 10-K include, among other things: the Company's ability to fully resolve the deficiencies during the six to nine month period from the date of filing of this Form 10-K; the Company's ability to identify and retain qualified and experienced financial personnel at the Services Group; the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the reportable condition; and the Company's ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

OVERVIEW

        Southwest Water Company (Southwest Water, the "Company," "we," "us," or "our") was incorporated in California in December 1954. We reincorporated in Delaware in June 1988. We provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, utility billing and service, and infrastructure construction management. We provide our services to more than two million people in 36 states. Our business is operated by our subsidiaries and is segmented into two operating groups: our Services Group and our Utility Group.

        Our Services Group provides water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, and state-certified water and wastewater laboratory analysis on a contract basis. The facilities we operate are owned by cities, public agencies, municipal utility districts and private entities primarily in Texas, New Mexico, California, Colorado, Alabama, Mississippi, Georgia and New Jersey. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects. During the construction phase of such a project, our Services group may have an ownership interest in the project. This Group is headquartered in Sugar Land, Texas. Additionally, our Services Group provides utility billing services for multiple family housing units such as apartment buildings. These operations include installation of meters, billing, collection and customer services. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect our Services Group operations, the pricing of our services within the Services Group is not subject to regulation.

        Within our Utility Group, we own and manage the operations of rate-regulated public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that we can charge for water and wastewater usage are established and approved by government agencies.

OUR BUSINESS STRATEGY

        Our primary objectives are to provide an essential product or service, and to generate value for clients, customers, employees and stockholders. We apply two principal strategies in our efforts to continue growing our business and improving our financial performance:

We work to enhance organic revenue growth.

        Southwest Water Company is a leading full spectrum service provider in the water and wastewater industries. We have a broad footprint in high population-growth states. Our target market focus is on small to medium size cities. We offer our clients and customers services within our core competency of water and wastewater management. In addition we provide related peripheral services including:

  •
  Refurbishing of manholes and sewer lines,

  •
  Pipeline inspection,

  •
  Water meter replacement,

  •
  Water and waste water quality testing,

  •
  Construction management,

  •
  Utility billing and collection and

  •
  Public works management.

        Successful application of our organic revenue growth strategy was evidenced in June 2003 when one of our subsidiaries was granted a 10-year, $30-million contract to operate the public works department of the City of Pascagoula, Mississippi. Included in this contract is management of water production and distribution, sewage collection and treatment, and other public works services for the Gulf Coast city's 30,000 residents.

        Organic revenue growth in 2003 benefited from rate increases in our California and Texas utilities and increased customer connections in our New Mexico and Texas utilities.

We pursue selected acquisitions that fit our long-term growth goals in both the Utility and Services Groups.

        In recent years we have made several key acquisitions to expand our business.

  •
  In February 2000, our California utility purchased the City of West Covina's water distribution system and facilities adding approximately 7,000 connections to our customer base; (an increase of approximately 11%).

  •
  In April 2000, we acquired 80% of Master Tek International, Inc. (Master Tek), a company with expertise in billing and collection services and utility submetering. We subsequently acquired the remaining 20% of Master Tek in 2003.

  •
  In August 2001, we acquired Operations Technologies, Inc. (OpTech) which enhanced our contract operations in two ways. First, it extended our client base to the Southeast portion of the United States as OpTech serves clients in Georgia, and expanded our coverage of the Gulf Coast by adding operations in Alabama and Mississippi. Second, it expanded our range of contract services to include such public works functions as storm water drainage, system maintenance and street repair.

  •
  In November 2002 we acquired certain contract operations of AquaSource, Inc., which we operate under the name Aqua Services, LP (Aqua Services). The acquisition introduced us to new markets in three states and strengthened our presence in the Houston, Texas area.

KEY BUSINESS SEGMENTS

        Group revenues for the three years ended December 31, 2003 were as follows:

	Years ended December 31,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
	(in millions, except percentages)
Services Group	$116	67%	$79	60%	$67	58%
Utility Group	57	33%	52	40%	49	42%

	$173	100%	$131	100%	$116	100%

  SERVICES GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

  Contractual Relationships

        Our Services Group has three distinct types of contractual relationships:

  •
  Time-and-material contracts, primarily with municipal utility districts in Texas,

  •
  Operations and maintenance contracts for a fixed-fee and

  •
  Construction management contracts.

  Municipal Utility District (MUD) Contracts

        A MUD is created under the rules of the Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission, to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. Our Services Group has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of services. We typically provide water and wastewater facility operations and maintenance services, equipment maintenance and repair, billing and collection services, and state-certified water and wastewater laboratory analysis. We usually bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Generally, MUD contracts are cancellable on 30 or 60-day notice by either party. Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for many years.

  Operations and Maintenance (O&M) Contracts

        O&M contracts are agreements with cities and private entities that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, or management of the entire water or wastewater system. Under a standard O&M contract, our Services Group companies charge a fee that covers a specified level of services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. Our O&M contracts limit our liability in the event of a major system failure or catastrophic event. If we provide services beyond the scope of a contract, we bill for the additional services. For example, if a major system failure or catastrophic event occurred as the result of flooding, earthquake, electrical strike or vandalism, the facility owner usually asks us to provide additional services on a time-and-materials basis.

        Most O&M contracts provide for annual increases based upon measures of inflation, and we typically have the right to increase our fixed operations fee if the system experiences customer connection growth beyond a specified level. We may pay certain costs such as chemical or power expenses. Usually, however, the contracts provide reimbursement for these costs.

        In most cases, O&M contracts are cancellable only upon a specific breach of contract by either party. O&M contracts have terms ranging from month-to-month up to 20 years. We have a strong focus on customer service and client satisfaction and our experience has been that over 95% of our O&M contracts are renewed upon expiration.

  Construction Management Projects

        In 1999, we agreed to design, build, finance and operate a $6.5 million reverse osmosis water treatment plant near El Paso, Texas, for the El Paso County Water Authority (EPCWA). Reverse osmosis technology is a process that removes microscopic particles such as minerals and salts from a solution to produce potable water. The project included drilling five wells and developing associated water lines and settling ponds. During construction of the treatment plant, we received monthly payments from the EPCWA. In addition, the EPCWA awarded us a 20-year, $22.0 million extension of the existing operating contract. The construction of the plant was substantially completed in December 2000 and the facility began operating in February 2001, treating an average of 2.6 million gallons of water per day.

        In September 2002, we agreed to design, build, finance and operate a $25.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project includes the drilling of eight new wells and the installation of associated water lines. During construction of the treatment plant, we have received payments upon completion of construction milestones and will continue to receive such payments until final completion of construction. In addition, the CVWD awarded us a 20-year $20.0 million contract to operate the treatment plant after completion of construction. The construction of the plant started in December 2002. As of December 31, 2003 the plant is approximately 50% complete. We expect to complete the plant during or before the fourth quarter of 2004 at which time we will begin to operate the facility under the 20-year contract. Upon completion, the plant will have the capacity to produce approximately 5.0 million gallons of potable water per day.

        Our Services Group has contracted with our Texas utilities and our New Mexico utility to perform operating services, normal maintenance and construction work and, in addition, to manage capital projects for these utilities. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates and for similar work performed by our Services Group for non-affiliated customers. In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, we recognize a profit margin from contract work performed and do not eliminate the intercompany profit on the contract work performed when the contract price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process.

  Growth and Backlog

        During the past three years, our Services Group has increased revenues and service area by adding new contracts, construction projects, pursuing renewal of existing contracts and by making acquisitions.

        Our Services Group's revenue backlog consists of new and existing contracts. We include new contracts in the backlog when we have a signed contract. Revenues included in the backlog may be realized over a multi-year period. The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these contracts is reflected in the backlog. MUD and utility billing contracts are assumed to have a 36-month term, consistent with our experience, and are included in the backlog computation using an assumed 36-month term. The acquisition of Aqua Services in November 2002 accounted for most of the increase in MUD and O&M contracts during 2002.

        As of December 31, 2003 and 2002, our Services Group backlog was approximately $315.0 million and $275.0 million, respectively.

  Seasonality

        Our Services Group operations can be affected by severe weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us that may not necessarily be recoverable from our various firm price city contracts. However, such severe weather conditions are infrequent, and any additional costs that we incur that cannot be billed under our contracts are not material to our results of operations.

        Revenues and earnings of our billing and collection business are generally not subject to seasonal fluctuations.

  Competition

        Competition in the O&M portion of our business includes a number of significantly larger companies that provide O&M services on a national and international basis, as well as regional and local competitors. New contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise. While our Services Group intends to expand its market share within the southwestern and southern United States, there is substantial competition in these markets. Cities themselves are also major competitors, since we must overcome reluctance on the part of city officials to outsource their water and wastewater services. Although industry renewal rates tend to be high, the contract water and wastewater management business is very competitive, and we cannot assure you that our Services Group will be able to increase or sustain its market share.

  UTILITY GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

  California

        Our regulated public water utility in California produces and supplies water for residential, business, industrial and public authority use and for fire protection service under the jurisdiction of the California Public Utilities Commission (CPUC). Our California utility service area contains a population of approximately 311,000 people in an area of approximately 43 square miles within Los Angeles and Orange counties.

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

        The following table indicates by classification the number of water connections that our California utility served as of the end of each of the past three years:

California Utility—Number of Water Connections by Classification

	Water Connections as of December 31,
	2003	2002	2001
Residential	70,822	70,657	70,495
Business and commercial	3,006	3,015	2,996
Other	1,199	1,174	1,174

Totals	75,027	74,846	74,665

        During 2003, our California utility's annual revenues were approximately 74% from sales to residential connections, approximately 17% from sales to business and industrial connections, and approximately 9% from sales to other connections.

        Our California Utility provides water by either pumping water from wells we own or by purchasing water from the Metropolitan Water District of Southern California (MWD), a governmental agency, and other sources. The wells owned and operated by our California utility pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the Main Basin) and the Central Basin. Our rights to pump water from the Main and Central Basins are fully adjudicated under California law, and these adjudications establish our right to produce water at levels and at a cost prescribed each year by the Watermaster Boards (the Boards) that manage the Main and Central Basins. Our California utility is also allowed to produce water from the Main and Central Basins in excess of the amount prescribed by the Boards, but when such excess production occurs, an additional payment from our utility is required to provide for the replenishment of the water supply. As the water levels in the Main and Central Basins increase or decrease, the Boards may adjust the amount of water that we are allowed to pump.

        In the Environmental Matters section below, we discuss certain groundwater issues impacting the Main Basin. In 2001 we were required to shut down some of our wells due to these issues. This resulted in our California utility purchasing increasing amounts of water from the MWD and other sources in 2001. During 2002, our California utility shut down additional wells which necessitated the purchase of an additional amount of water. The percentage of water supply purchased form external sources is as follows:

Years ended December 31,	Percentage Purchased
2000	40%
2001	46%
2002	72%
2003	67%

        Under an agreement made in early 2002, we have been reimbursed for certain costs of purchasing water needed to replace lost production as a result of the Main Basin contamination issues. We expect such reimbursement to continue until completion of remediation.

        Our California utility owns 15 wells and 30 reservoirs. We believe that we are able to purchase or produce adequate water to serve our current customer base and manage reasonable growth from new customers.

  New Mexico

        Our regulated public water utility in New Mexico provides water supply and sewage collection services for residential, commercial and irrigation use and for fire protection service under jurisdiction of the New Mexico Public Regulation Commission (NMPRC). Our New Mexico utility service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, and contains a population of about 41,000 people in an area of approximately 34 square miles. Approximately 35% of the area has been developed.

        The following table indicates by classification the number of water connections served by our New Mexico utility as of the end of each of the most recent three years:

New Mexico Utility—Number of Water Connections by Classification

	Water Connections as of December 31,
	2003	2002	2001
Residential	12,108	10,554	9,253
Business and commercial	723	707	668
Other	118	104	85

Totals	12,949	11,365	10,006

        Our New Mexico utility has grown from approximately 800 connections at the time of its acquisition in 1969 to almost 13,000 connections. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial development. During 2003, we added 1,584 new water connections and 1,564 new wastewater connections in New Mexico. Because of the continuing real estate development in our service area, we expect continued connection growth in 2004. During 2003 and 2002, our revenues in New Mexico were approximately 63% and 61%, respectively, from sales to residential connections and approximately 37% and 39%, respectively, from sales to commercial and industrial connections.

        Our New Mexico utility owns six wells and five reservoirs, and we believe that we have adequate water capacity to serve our current customer base as well as reasonable growth from new customers. The wells that we own and operate in New Mexico produce water from the Rio Grande Underground Basin.

        As customer growth continues in our New Mexico service area, we may have to increase our water supply capacity through additional well construction. Our New Mexico utility has established an emergency supply of water available through an interconnection with another water purveyor, for use in the case of a temporary interruption in our New Mexico water supply.

  Texas

        Our regulated public water utilities in Texas provide water supply and sewage collection and treatment services to approximately 6,100 connections for residential, commercial, irrigation and fire protection under the jurisdiction of the Texas Commission on Environmental Quality (TCEQ). Our service areas in Texas are located near the City of Austin, and contain a population of approximately 20,000 people in an area of approximately eight square miles, of which an estimated 50% has been developed. These service areas are experiencing continued real estate development, and we expect the number of connections to continue growing in 2004.

Texas Utilities—Number of Water Connections by Classification

	Water Connections as of December 31,
	2003	2002	2001
Residential	5,925	5,602	5,171
Business and commercial	156	152	145

Totals	6,081	5,754	5,316

        Our Texas utilities own or have rights to 17 wells and 11 reservoirs in addition to distribution, collection and treatment facilities. Water is pumped from the Edwards aquifer. We believe that we have adequate capacity to serve our existing customer base in Texas as well as reasonable growth from new customers.

        As customer growth continues in our Texas service areas, we may have to increase the water supply capacity of our Texas utilities through a combination of outside water purchases and the construction of additional wells. One of our Texas utilities has long-term agreements to purchase water from the cities of Austin and Pflugerville in Texas.

Growth

        In recent years, the growth of our California utility has been limited to extensions into new subdivisions along the periphery of its service area. There is little undeveloped land available for new business, industrial construction or residential growth in the California service area. As a result, we do not anticipate significant increase in the number of connections in our current service area.

        Although our utility service areas in California are mature, our California utility operations are capital intensive. Significant capital expenditures are necessary for the renovation and replacement of our facilities in California. Capital is generated from utility operations and periodic debt financing. Our California utility also receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility replacement. For the years ended December 31, 2003, 2002 and 2001, capital expenditures in California approximated $7.8 million, $10.0 million and $4.7 million, respectively. Of these amounts, our California utility received capital contributions and advances from developers of approximately $3.6 million, $2.5 million and $0.3 million in 2003, 2002 and 2001, respectively. Additions for 2003 included approximately $2.5 million of payments received as part of a settlement agreement relating to Main Basin groundwater contamination (see Environmental Matters below).

        Because our New Mexico utility service area continues to experience customer growth, our operations are capital intensive. Capital is generated from New Mexico operations, periodic debt financing, bank lines of credit extended to our New Mexico utility and to Southwest Water, contributions in aid of construction received from developers, and from advances received from developers, which must be repaid under rules of the NMPRC. For the years ended December 31, 2003, 2002 and 2001, capital expenditures approximated $9.6 million, $7.5 million and $3.7 million, respectively. Of these amounts, our New Mexico utility received capital contributions from developers of approximately $8.6 million, $6.7 million and $3.1 million in 2003, 2002 and 2001, respectively.

        Because our Texas utility service areas are also in locations of customer growth, these operations are capital intensive as well. Capital is generated from Texas operations, a bank term loan and Living Unit Equivalent (LUEs) connection fees received from developers. For the years ended December 31, 2003 and 2002, capital expenditures were approximately $11.1 million, $13.7 million and $5.0 million, respectively. Of these amounts, our Texas utilities received contributions and LUEs from developers of approximately $0.6 million in 2003, $4.8 million and $1.0 million in 2003, 2002 and 2001, respectively.

Seasonality

        Our Utility Group water revenues are seasonal because rainfall and weather conditions affect water consumption. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. The results of operations for one quarter do not indicate results to be expected in another quarter. Drought conditions may result in consumer conservation efforts or water shortages, which can reduce consumption. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our utility operations. Utility Group wastewater revenues are generally not affected by seasonality.

Environmental Matters

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

        The incremental and unreimbursed costs of purchasing replacement water and related energy costs in 1999, 2000 and 2001 related to this contamination were approximately $84,000, $756,000 and $809,000, respectively. Prior to May 2002, these costs were recorded as operating expenses and reduced our operating income.

        In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (Cooperating Respondents) and a number of affected water companies, including our California water utility. As a result of this agreement, we recorded income in 2002 of approximately $1.7 million, for reimbursement of certain water and energy costs, incurred from the contamination. This settlement was an unusual event and we recorded the $1.7 million in Other income (expense), in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations.

        Since our groundwater contamination related costs incurred prior to the agreement were not included in our water rate calculations, the reimbursement offset costs that our utility had previously incurred, resulting in no effect on ratepayers.

        As a result of this contamination, we have received payments during the last three years, and we expect to continue to receive payments until completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million settlement discussed above. The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were approximately $4.0 million, $4.4 million during 2003 and 2002.

        The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were approximately $2.5 million and approximately $4.4 million for 2003 and 2002, respectively, and were recorded as contributions in aid of construction.

Water Quality Regulations

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

        In June 1998, we detected the substance N-nitrosodimethylamine (NDMA) in one of our California utility's wells at a level in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. In 1999, our California utility completed construction of a treatment facility that is intended to reduce NDMA in this well to non-detectable levels. In February 2001, we received final regulatory approval of the facility and in May 2001, our California utility began producing water from this well.

        In January 2002, the DOHS set a more stringent recommended standard for the substance perchlorate, which was subsequently detected in this California well at levels in excess of the revised standard. We immediately removed this well from service. In 2000, in another of our California utility's well fields, we detected amounts of contaminants in excess of the EPA reference dosage for health risks. All wells in that well field were immediately removed from service. The water production from these wells was replaced with purchased water, the excess costs of which were substantially funded by the Cooperating Respondents.

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

        Although our New Mexico utility meets the current arsenic standard of 50 parts per billion, it does not meet the newly adopted arsenic standard of 10 parts per billion. To meet this new standard by the required 2006 implementation date, we are considering options that include the construction of an arsenic removal treatment plant. We anticipate that significant capital expenditures at our New Mexico facility may be required to comply with the new arsenic standard and that the cost of water will increase as a result of treatment requirements. However, we cannot determine the impact at this time. We believe that there may be funds available from state or federal agencies that could defray all or a part of the capital expenditures that we believe will be necessary to meet the new arsenic standards. If this new standard has an impact on our New Mexico operations, we will likely make a request to the NMPRC for recovery of these costs. We cannot assure you that funds will be made available to our

New Mexico utility or that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

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

        Both the EPA and the DOHS have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels of organic and volatile and semi-volatile organic compounds (VOCs), herbicides, pesticides, radionuclides, and inorganic substances are present in water supplied to the public. Our California water quality personnel regularly sample and monitor the quality of water being distributed throughout the system. Our California utility conducts sampling, testing and inspections at the intervals, locations and frequencies required by EPA and DOHS regulations. Chlorination is currently performed to provide chlorine residuals required by the DOHS as a safeguard against bacteriological contamination. In addition to water sampling and testing performed by our personnel, independent engineers retained by the Boards conduct sampling and testing for certain pollutants such as VOCs. Water samples from throughout our California water system are tested regularly by independent, state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The results of the sampling and testing are made available to DOHS and all water purveyors that produce water from the Basins. The cost of such sampling and testing is covered by assessments to the producers.

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

Rate Establishment

        The CPUC, the NMPRC and the TCEQ regulate the rates and operations of our regulated utility subsidiaries in California, New Mexico and Texas, respectively. The rates established by these agencies are intended to provide utilities an opportunity to recover costs and earn a reasonable return on capital.

        Under current CPUC practices, California customer water rates may be changed through general rate cases or by offsets for certain rate base and expense items. Since September 30, 2002, the

California Public Utilities Code has required that CPUC-regulated water utilities file general rate cases every three years. General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. Our California utility made a general rate case filing on April 2, 2002 and was granted an average 17% increase in rates effective May 28, 2003.

        In addition to a general rate increase, the CPUC typically provides for step increases in the second and third years. The step increases are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that proforma earnings levels have not exceeded the rate of return authorized in the general rate proceeding.

        Under prior CPUC procedures, offsets were approved through an abbreviated proceeding that required approximately two months from the time a request was filed to the authorization of new rates. Under current CPUC guidelines, offset changes, particularly increases, have more restrictions and will no longer be considered outside of general rate cases unless they occur within the three-year general rate cycle.

        The CPUC allows water utilities to pass unforseen expenses through to rate payers through balancing accounts. In the water industry those costs have been determined to consist of costs for purchased water, purchased power and pump taxes. Prior to November 29, 2001, the CPUC allowed balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC has changed this policy by eliminating the use of balancing accounts after November 29, 2001. Our California water utility has recorded a balancing account receivable of approximately $2.3 million, representing the difference between actual water production costs incurred and California Public Utilities Commission (CPUC)-adopted water production costs. In December 2002, the CPUC issued a decision that we anticipate will allow our water utility in California to recover the $2.3 million balancing account. Currently, when actual water production costs exceed CPUC-adopted levels the costs are expensed as incurred. Costs are tracked in a memorandum account for potential future recovery.

        One of our Texas utilities filed for a general rate increase in June 2001, and new rates became effective in January 2002. Our other utilities are not currently seeking any rate increase; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in future requests for rate increases.

        Historically, our utilities have been permitted to increase rates as necessary to achieve a reasonable rate of return, and we believe that this practice will continue in the future. However, the inability to increase rates in the event that certain costs increase could adversely affect the results of operations of our Utility Group.

  Competition

        Our regulated utility subsidiaries in California, New Mexico and Texas each operate under a Certificate of Public Convenience and Necessity granted by the CPUC, NMPRC and TCEQ, respectively. These companies are also regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of our water utility businesses. Our Utility Group water businesses are dependent upon maintaining these certificates and upon various governmental and court decisions affecting our water rights and service areas.

        California, Texas and New Mexico state laws provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under the state laws of California and New Mexico, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system. We are not aware of any impending proceeding for the condemnation of any portion of their facilities.

CREDIT CONCENTRATION

        We have no individual customers who accounted for 10% or more of our consolidated revenues in 2003, or whose loss would have a material adverse effect on our consolidated or operating segment revenues.

INTELLECTUAL PROPERTY

        The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities, although we have several patents pending for certain metering equipment. Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

SIGNIFICANT ACQUISITIONS

        In November 2002, we acquired certain contract operations of Aqua Source Inc., a provider of contract water and wastewater services in Texas, Colorado and South Dakota. The purchase price consisted of approximately $10.3 million in cash. Upon closing of the transaction on November 22, 2002, we began operating the majority of this business under the name Aqua Services, LP (Aqua Services) while the remaining part was incorporated into one of our existing subsidiaries, ECO Resources, Inc. (ECO).

        In August 2001, we purchased 90% of the outstanding shares of OpTech, a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8.2 million. The purchase price consisted of cash payments of $3.5 million in August 2001 and $0.4 million in January 2002, promissory notes in the aggregate amount of $3.0 million and shares our common stock with a market value of $1.3 million at August 31, 2001. We also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. Under the terms of our purchase agreement, we have the right to acquire the remaining 10% of OpTech after a period of five years based upon a formula relating to the profitability of OpTech. After two years, the minority owner has the option to sell the remaining 10% of OpTech to us using the same formula, subject to a minimum of $1.0 million.

        In April 2000, we acquired 80% of the outstanding common stock of Master Tek. The Company entered into a separate employment agreement, a consulting agreement and a non-compete agreement with the minority owner. Under the terms of the purchase agreement, the minority owner had the right to require the Company to purchase his initial 20% minority interest in 5% increments at a price based on a formula but not less than $1.0 million per year over a four-year period commencing in April 2002. In April 2002, the Company paid $1.0 million to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement. In February 2003, the minority owner exercised his right to require us to purchase an additional 5% interest in Master Tek, which increased the Company's ownership to 90% in April 2003.

        After the April 2000 purchase of Master Tek, the minority owner and the Company had several disagreements, which ultimately led us to initiate legal action against the minority owner. During 2003, we placed payments due to the minority owner in escrow.

        In December 2003, we came to a final resolution of the litigation against the minority owner. The agreement called for a payout of approximately $2.7 million to the minority owner as final payoff of the remaining $1.5 million note payable due the minority owner, and in exchange for the remaining 10% interest in Master Tek stock. All other future obligations to the minority owner were terminated. The final agreement provided for indemnifications from the minority owner to cover certain unasserted claims. The settlement payout of approximately $2.7 million was made in January 2004.

        In February 2000, our California utility purchased the city of West Covina's water distribution system and facilities for a price of approximately $8.5 million. The sale closed February 25, 2000, and we assumed ownership and operation of the water system on that date. The transaction added approximately 7,000 connections to our California utility customer base, an increase of about 11%.

        In 1996, we acquired a 49% interest in Windermere Utility Company (Windermere), a regulated water and wastewater utility located in the Austin, Texas area. In October 2000, we reached an agreement with the majority stockholder and purchased an additional 31% interest from the majority stockholder, increasing our ownership in Windermere to 80%. As part of this transaction, we also purchased 100% of Hornsby Bend Utility Company (Hornsby), a nearby water and wastewater utility. The purchase price for these two transactions consisted of Southwest Water common stock with a market value of $4.0 million at October 1, 2000. The purchase agreement provides that we have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6.0 million payable in our common stock at any time when the market value of our common stock increases to $13.61 per share (after adjustment for stock splits and dividends through January 2004). The minority owner of Windermere has the right to sell the remaining 20% after October 1, 2005, for $6.0 million payable in our common stock, subject to a limitation on the maximum and minimum number of issuable shares. We also entered into a consulting agreement with the minority owner.

EMPLOYEES

        At December 31, 2003, we employed approximately 1,400 people. Approximately 1,200 people were employed in our Services Group and 200 were employed in our Utility Group. Approximately 1% of our employees are represented by an employee-union. We believe relations with our employees are positive.

DIVIDEND HISTORY

        During the past twenty years, Southwest Water has paid a quarterly cash dividend. For specific information relative to dividends paid during 2003 and 2002, see Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters. In addition, we have also declared stock splits, paid in the form of stock dividends, annually over the last five years.

RISK FACTORS

        The following factors could cause our actual results to differ materially from our historical results and/or forward-looking statements:

Risks Related to our Common Stock

•
Our outstanding indebtedness may adversely affect our financial condition and the value of our common stock.

  We have significant levels of long term debt including, first mortgage bond indentures, term loans, convertible debentures and revolving credit facilities. If we were unable to make scheduled principal or interest payments on our debt, we could face actions by our creditors including penalties, litigation, increased interest charges, acceleration of maturity schedules, and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

  We are obligated to maintain specified debt covenants under certain of our loan and debt agreements. If we were unable to maintain compliance with these covenants we could face penalties, increased interest charges, litigation, acceleration of maturity schedules, and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

•
We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

  As a holding company, we conduct all of our operations exclusively through our subsidiaries and our only significant assets are our investment in those subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service and other obligations. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt. Furthermore, our right to receive cash or other assets of one of our subsidiaries upon the liquidation or reorganization of that subsidiary is generally subject to the prior claims of creditors, including trade creditors, of that subsidiary. Even if we were recognized as a creditor of that subsidiary, our claims would still be subject to any security interest of that subsidiary's other creditors. Therefore, our debt would be structurally subordinated to creditors, including trade creditors, of our subsidiaries. If we were unable to collect funds from our wholly owned subsidiaries in a timely manner we could be unable to meet our obligations, which could have a material adverse effect on our results of operations.

•
The market price of our shares of common stock could be volatile.

  Our share price could become volatile due in part to the high volatility in the securities markets generally as well as developments from quarter to quarter which impact our financial results. Factors other than our financial results that may affect our share price include, but are not limited to:

  (i) market expectations of the performance and capital spending plans of our customers; (ii) the level of business activity or perceived growth in the market for water services in general; (iii) investor perception of, as well as the actual performance of, other utilities or water services companies; (iv) a change in interest rates; (v) announcements by our customers or announcements concerning financial difficulties for customers for whom we have provided financing or with whom we have entered into material contracts; (vi) announcements by our key competitors concerning the award of large agreements or contracts for water services; (vii) potential litigation involving ourselves or the industries in which we operate; and (viii) announcements concerning the bankruptcy or other similar reorganization proceedings involving, or any investigations into the accounting practices of, other water services companies.

Risks Related to Our Business

  Risk factors that affect our Services Group operations

•
We operate in a competitive market with low operating margins.

  Our Services Group competes with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts.

  Due to the nature of our contract operations business, and to the very competitive nature of the market, we operate in a low margin environment. We must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other large companies. Our inability to do so could adversely impact our future revenue growth and profitability.

•
Our revenue growth depends on our ability to enter into new, and maintain our existing, operating contracts with cities, agencies and municipal utility districts.

  Our revenue growth depends upon our ability to generate new as well as renew operating contracts with smaller cities, other agencies and municipal utility districts. Because we are selling in a political environment, we are subject to changing trends and municipal preferences. Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services. In the United States, municipalities own and municipal employees operate the majority of water and wastewater systems. A significant portion of our Services Group's marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain "public interest" groups generally oppose the principle of outsourcing and are active opponents in this process. The political environment means that decisions are made based on many factors, not just economic factors.

•
Our business depends on trained, qualified employees.

  State regulations set the employee training, experience and qualifications standards required to operate specific water and wastewater facilities. We must recruit, retain and develop qualified employees, maintain training programs and support employee advancement. We must also obtain the proper management and operational people, finding state-certified and qualified employees to support the operation of water and wastewater facilities. Failure to do so could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues.

•
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

•
Our Services Group contracts have certain performance risks.

  Our Services Group operating contracts require high levels of service to our clients. If we are unable to provide such services, the client may refuse payment, terminate the contract and may initiate a claim against us. Though we provide training programs, maintain close management oversight, provide performance bonds to our clients and follow other best practice activities, should we fail to properly provide these services. Such a failure may adversely impact our revenues and profitability.

  Additionally, in certain circumstances our billing and collection business may use estimates in calculating invoices sent to tenants on behalf of our landlord clients. These estimates may involve allocations of common area space, extrapolation of usage data, allocation of usage between billing periods, correction of incorrect meter readings, and usage allocation based upon facility size, tenant load, occupancy term and other factors. We cannot assure you that we will not face claims regarding the use of such estimates, which may impact our profitability.

•
Services Group contracts for the design and construction of water and wastewater projects may expose us to certain completion and performance risks.

  We have entered into, and may continue to enter into, design and construction contracts for water and wastewater facilities. These construction activities involve potential risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases for reasons beyond our control. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design, construction or operation of the project. To minimize our exposure to the risks associated with construction projects, we attempt to procure maximum price contracts from significant subcontractors, and secure performance and completion bonds from those subcontractors.

  Certain of our contracts are fixed-price contracts, where we may bear all, or a significant portion of, the risk for cost overruns. Under these fixed-price contracts, our contract pricing is established in part based on fixed, firm subcontractor quotes or contracts and on cost and scheduling estimates. These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project. There can be no assurance that we can avoid additional costs under these types of contracts.

  We may have contracts where we guarantee project completion by a scheduled date. At times, we may guarantee that the project, when completed, will achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may face claims for cost impacts and/or penalties to the client resulting from any delay or for the costs to cause the project to achieve the performance standards. To the extent that these events occur, and are not due to circumstances for which the customer accepts responsibility, and cannot be mitigated against performance bonds or our subcontractor contracts, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for the project.

  Our customers may require us to secure performance and completion bonds for certain contracts and projects. Since September 2001, the market environment for surety companies has become risk averse. We secure performance and completion bonds for our contracts from these surety companies. To the extent we are unable to obtain bonds, new contracts would not be awarded to us and as a result, we could experience reduced revenues and profits. There can be no assurance that we can secure performance and completion bonds on new future projects, or obtain bond renewals on existing contracts or projects.

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

•
We use third party equipment and subcontractors.

  Our submetering business relies on third parties for certain product design, product manufacture and assembly, and product installation and service. In selecting these third party service providers we attempt to ensure that they will provide a service that meets high quality standards. We receive guarantees from certain of these vendors, but we cannot guarantee that such guarantees completely protect us from the risk of quality failure in the design, manufacture, and installation of submetering equipment. We cannot assure that we will not face claims regarding product and installation quality for equipment placed in service either before after our acquisition of our submetering business. Such claims could have an adverse impact on our profitability.

•
Our Services Group is subject to environmental and water quality risks.

  Our clients, municipalities or public agencies, are the owners of the facilities that we operate under contract. These facilities must be operated in accordance with various Federal and state water quality standards. We also handle certain hazardous materials at these facilities, primarily chlorine gas. Any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

•
We operate a large fleet of vehicles that could expose us to liabilities.

  The Services Group has a fleet in excess of 500 vehicles. Our employees drive over 8 million miles per year. We are subject to normal vehicle risks associated with operating a fleet this large, including automobile accidents causing damage or injury to our own leased vehicles or employees, as well as third party damage to other property, vehicles or possible injury to others. Although we have vehicle insurance that covers material third party damage and liability, inability to manage this large fleet could have a material adverse impact on our profitability.

•
Our operating costs may rise faster than our revenues.

  Many of our contracts with municipalities include contractual price increases tied to national consumer price indices. However, our costs are subject to market conditions and other factors, which may increase significantly higher than a generalized price index. The largest component of our operating costs is made up of salaries and wages. These costs are impacted by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase at rates higher than a price index and may have a material adverse effect on our future results of operations.

•
Our operating contracts may be canceled, reducing our revenues and backlog.

  Our Service Group revenue backlog consists of new and existing contracts. We include new contracts in the backlog when we have a signed contract. Revenues included in our backlog may be realized over a multi-year period. The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these existing contracts is reflected in the backlog. Although our Services Group tends to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract. The inability to renew existing contracts could have a material adverse impact on our Services Group. In addition, a municipality could cancel a long-term contract without notice. This would result in loss of revenues and operating profits and could involve us in litigation if a breach of contract occurs.

  As of December 31, 2003, our backlog was approximately $320 million. We believe that this backlog is firm. However, we cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits.

  Risk Factors that affect our Utility Group operations

•
Weather conditions can affect the financial results of our Utility Group.

  Rainfall and weather conditions affect our utility operations, with most water consumption occurring during the second and third quarters of each year when weather tends to be hot and dry. During this period, our marginal costs of water may exceed our marginal revenues as we use higher-cost purchased water to meet customer demand. Therefore, while our revenues may increase, we may experience lower profit margins during periods of peak demand.

  Drought or unusually wet conditions may also adversely impact our revenues and profitability. During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water costs due to supply shortages. Since a fairly high percentage of our water is used outside of our customers' homes to water yards and fill pools, unusually wet conditions could result in decreased customer demand, lower revenues and lower profit. Consequently, the results of operations for one quarter should not be used to predict the results of future quarters.

•
Changes in the regulatory environment, including restrictions on the rates we are allowed to charge customers, may adversely affect our results of operations.

  The regulated utility subsidiaries are subject to regulation by governmental agencies which establish the rates that we may charge our customers. These rates are intended, in concept, to permit our utilities to recover operating costs and earn a rate of return on our investment in utility plant and equipment. Each state regulatory agency sets the rules and policies that allow our utilities to file applications to increase rates as expenses or investment needs increase. These rules and policies may require that we estimate future expenses or may require that we incur specific expenses before there can be a change in rates. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses, or other factors. For example, electric power costs in California have been volatile. While we intend to use energy-efficient techniques and appropriate equipment, we may seek an increase in rates. If we were unable to obtain a rate increase that completely offsets the effect of higher power costs, we would realize a decrease in our profitability.

  The regulatory agencies may change their rules and policies which may adversely impact our profitability. In some states regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency. Changes in rules and policies may adversely impact our profitability.

•
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

  Several factors impact our ability to provide water to our customers. We face contamination and pollution issues regarding our water supplies. Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality. While we continuously treat and test our water supplies to ensure that the water we distribute complies with water quality standards, we cannot assure you that we will be able in the future to reduce the amounts of contaminants in our wells to acceptable levels. In addition, the standards that we must meet are constantly changing and becoming more stringent. For example, in February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. If we cannot find an adequate treatment method to reduce arsenic in our New Mexico utility's well water, we would have to find alternative sources of supply. Our success in finding such alternative sources of supply at reasonable prices cannot be guaranteed.

  To date, we have been able to produce and purchase enough water to meet our current customer requirements in California. However, we cannot assure you that we will be able to produce or purchase enough water to fully satisfy future customer demand in our California service area. We are currently examining various options to increase our available water supply in California. These options include drilling new wells, adding connections to our existing MWD supply lines and constructing water treatment facilities. We cannot assure you that the results of drilling the wells will be successful, that we will be able to obtain necessary permits to add new supply lines and connections, or that we will be able to obtain regulatory or legislative approval to operate new water treatment facilities. During 2003, we drilled two new wells that are now producing water at approximately 5,500 gallons per minute. Additionally, we added four new pipelines that provide us access to additional sources of supply.

  Each of our utilities obtains its water from various sources. The preferred source is pumping water from aquifers within our service areas. In the event that our wells cannot meet the customer demand, we have the ability to purchase water from surrounding municipalities, agencies and other utilities. However, it usually costs us more to purchase water than to produce it. Furthermore, these alternative sources may not always have an adequate supply to sell us. For example, our California utility purchases water from the Metropolitan Water District of California, which receives water from the Colorado River. In 2003, the US Department of the Interior restricted the amount of water that California may receive from the Colorado River. This restriction may impact the amount of water that the Metropolitan Water District can sell to our California utility in the future. We can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of our water will not adversely affect our revenues and profits.

•
We need access to capital to continue to invest in our utility assets.

  To meet the regulatory requirements for rates, increases in customer connections, and environmental challenges we need to continue our investment in utility plant and property. Currently we obtain the funds for our capital projects from the acceptance of contributions from developers, the issuance of our equity securities to the public and the use of both short and long-term debt. In the event that the capital markets for any of these sources were not available, or if we could not raise the capital in a manner acceptable to our regulators, our financial performance could be adversely affected.

Other Risk Factors

•
Our capital resources may restrict our ability to operate and expand our business.

  We anticipate that our available line of credit borrowing capacity, cash balances, cash flow generated from operations, and execution of additional financing alternatives will enable us to continue operating and expanding our business. We may be unable to renew our credit facilities when they expire. We may be unable to execute additional financing alternatives at terms that we find acceptable. If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending would be reduced or delayed, and any future acquisitions would be delayed or eliminated. While we have the ability to take these actions they could negatively impact our revenues, revenue growth, and profitability.

•
If we continue to grow, we may fail to effectively manage our growth or we may fail to effectively manage the growth we have experienced.

  During the past few years, we have expanded our business both through internal growth and through acquisitions. We may actively seek acquisitions and joint ventures in each of our business lines. The success of our future business development and growth opportunities depends on our ability to attract and retain experienced and qualified persons to operate and manage our business ventures. In addition, our future success depends, in part, upon our ability to prudently manage past and future acquisitions, if any. We cannot assure you that we will successfully manage our growth, or acquisitions, and failure to do so could have a material adverse effect on our future results of operations.

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

•
We are subject to increasing costs of producing products and services.

  The cost of water (whether produced from our own wells or purchased from outside sources), electric power and natural gas represents a substantial portion of the combined operating costs of our water utilities. Purchased water is significantly more expensive than water produced by our utilities. As a result, each utility attempts to produce as much as possible of the water it delivers and to use water purchases only to supplement its own production. Factors such as drought, water contamination issues and customer demand can increase water purchases and the overall cost of water for our utilities. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from a regulatory agency.

  Electric power costs in California have been volatile. The cost of natural gas has increased significantly in the United States in recent years. Our response to these increases is to utilize energy-efficient techniques, new and better equipment and seek rate relief from the regulating agencies. We may not, however, have the ability to completely offset the effect of these cost increases. Continued increases in the costs of these services may decrease our profitability. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from regulatory agencies.

•
Our operations are subject to certain risks due to their location.

  We own and/or operate water and wastewater facilities in numerous locations in numerous states and, consequently, we are subject to weather, political, water supply, labor supply, utility cost, regulatory, economic and other risks in the areas we service. We cannot control these risks. However, we believe that our broad geographic service area, while exposing us to these risks in numerous local markets, provides us a certain amount of geographical diversification against these risks at a consolidated company level.

COMPANY INFORMATION

        We make available free of charge through our Internet website our press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website also contains our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers. The Code of Ethics for Directors and Executive Officers applies to our Chief Executive Officer and senior financial officers. We will provide without charge to any person, on the written or oral request of said person, a copy of our Ethics Code. Requests should be directed to the Director of Corporate Communications,

Southwest Water Company, 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017-3782 (telephone number (213) 929-1800). Our Internet website address is "www.swwc.com".

ITEM 2.    PROPERTIES

Facilities

  Administrative Offices

        We lease administrative office and warehouse space at 13 locations in California, Texas, New Mexico, Colorado, Georgia, and Mississippi. In aggregate, these office and warehouse facilities total approximately 78,000 square feet. In addition we own administrative and warehouse space at four locations in California, Texas and New Mexico. In the aggregate, the facilities we own total approximately 19,300 square feet of office space and approximately 10 acres of land. We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth. Our operations do not require uniquely specialized facilities, and we believe that additional or alternative office space is available, if required, at reasonable prices. We may relocate some of our offices as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

        The majority of our property plant and equipment is held in the Utility Group. Net holdings as of December 31, 2003 are as follows:

Net Property Plant and Equipment
(in millions)
Utility Group
California	$87.3
New Mexico	65.5
Texas	55.5

Utility Group Total	208.3
Services Group	10.4
Corporate Other	0.8

$219.5

Water Production and Distribution Facilities

        Our utilities subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utilities have rights-of-way and easements in their service areas necessary to provide water services. Water production and distribution facilities held by our utilities as of December 31, 2003 were as follows:

	California	New Mexico	Texas
Transmission and distribution mains (in miles)	839	194	85
Storage reservoirs	30	5	11
Storage reservoir capacity (in millions of gallons)	69	12	3
Active wells	15	6	17
Pumping capacity (in gallons per minute)	18,900	10,400	7,895

Wastewater Facilities

        Our New Mexico utility owns and operates a sewer collection system consisting of one lift station and approximately 147 miles of interceptor and collector lines. Wastewater is treated at a city-owned facility.

        Our Texas utilities own and operate three sewer collection systems, including seven lift stations and approximately 85 miles of interceptor and collector lines. In 2002, one of these wastewater treatment facilities was expanded to increase our combined processing capacity from approximately 1.9 million gallons per day of sewage to over 3.7 million gallons per day.

Capital Expenditures, Repairs and Maintenance

        We believe that our properties are maintained in good condition and in accordance with current standards of good industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization. We intend to continue our capital expenditure program, constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the regulating authorities. Our employees perform normal maintenance and construction work on these facilities while major construction projects are performed by general contractors. Ongoing maintenance and repairs expenses in our Utility Group for the three years ended December 31, 2003 were as follows:

	Years ended December 31,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
	(in millions except percentages)
Maintenance and repairs	$3.7	2%	$4.1	3%	$1.9	2%

Mortgages and Liens

        Virtually all of our California utility's property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended, (the California Indenture), securing our California utility's First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to Southwest Water. Our California utility pays regular quarterly dividends to Southwest Water. As of December 31, 2003, our utility in California was in compliance with dividend limitations mandated by the California Indenture.

        Virtually all of our utility property in New Mexico is subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the New Mexico Indenture), securing our New Mexico utility's First Mortgage Bonds. The New Mexico Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New Mexico utility may pay to Southwest Water. Our utility in New Mexico pays regular quarterly dividends to Southwest Water. At December 31, 2003, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture.

        Substantially all of the assets of the Company's Windermere subsidiary in Texas have been identified as security for Windermere's 10-year $10.0 million secured bank term loan.

ITEM 3.    LEGAL PROCEEDINGS

        Southwest Water and a subsidiary have been named as defendants in twelve lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The

California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet these water quality standards. Our subsidiary believes that it has complied with DOHS water quality standards. The Court directed that the cases be sent to a trial court for further proceedings. At this time a number of cases, including the twelve involving Southwest and its subsidiary, have been consolidated before a single judge. The parties are now engaged in initial discovery and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove any violation of water quality standards by the CPUC regulated water companies. Southwest Water and this subsidiary have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. We cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

        In April 2003, Southwest Water filed a lawsuit in the United States District Court for the District of Colorado against the minority owner of Master Tek for certain issues associated with both our initial acquisition of 80% of the stock of Master Tek and subsequent costs we incurred. In December 2003, the Company came to a final resolution of the litigation against the minority owner. The agreement called for a payment of approximately $2.7 million to the minority owner as final payoff of the remaining $1.5 million note payable and acquisition of the remaining 10% interest in Master Tek stock. All other future obligations to the minority owner were terminated. The final agreement provided for indemnifications from the minority owner to cover certain unasserted claims. The settlement payout of approximately $2.7 million was made in January 2004.

        Southwest Water and its subsidiaries are the subjects of litigation arising from the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A.    EXECUTIVE OFFICERS

        Our Board of Directors elects executive officers each year at the first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of Southwest Water Company, and there are no agreements or understandings between any such officer and another person pursuant to which he or she was elected as an officer. There are no legal proceedings that involve any executive officer of the type requiring disclosure pursuant to the instructions to this item. The executive officers of Southwest Water Company are as follows:

Anton C. Garnier—Chief Executive Officer

Age: 63

        Mr. Garnier has served as President and Chief Executive Officer of the Company since 1968. He is a past president of the National Association of Water Companies and served on the board of the San Gabriel Valley Watermaster, and he has been actively involved in the American Water Works Association and California Water Association. Mr. Garnier also serves as the president and a director of East Pasadena Water Company, California-Michigan Land and Water Company, and is a board member of California Domestic Water Company. Mr. Garnier's other current and past affiliations include the World Business Council, Chief Executives Organization, Cal Tech Executive Forum, Fellows

of the Huntington Library, Young Presidents Organization, 1984 U.S. Olympics, Whittier College Business Department Advisory Board, and the Boy Scouts of America.

Peter J. Moerbeek—President and Chief Operating Officer, Southwest Water and President, Southwest Water Company Services Group

Age: 56

        Mr. Moerbeek began his career at Southwest Water Company in 1995 as vice president finance and chief financial officer. In 1997 he was appointed to the additional position of chief operating officer of ECO Resources Inc., (ECO) a wholly owned subsidiary of Southwest Water. He was appointed to the position, President, Southwest Water Company Services Group when that position was created in 2002. In February 2004, Mr. Moerbeek assumed his current position as President and Chief Operating Officer of Southwest Water. He continues as the President of the Services Group. In 2001, Mr. Moerbeek was appointed to the Board of Directors of Southwest Water Company. From 1989 to 1995 Mr. Moerbeek served as Executive Vice President—Finance and Operations for Pico Products, a publicly held manufacturer and importer of cable television equipment and parts. From 1986 to 1989 Mr. Moerbeek served as Vice President and Controller for Ortel Corporation, a high-tech laser manufacturing start-up. From 1982 to 1985 he served as Vice President, Finance and Administration for Eisenman Chemical Company, a provider of products and services to the oil industry. Mr. Moerbeek has an MBA and a Bachelor of Science in Electrical Engineering from the University of Washington.

Richard J. Shields—Chief Financial Officer

Age: 46

        Mr. Shields has served as our Chief Financial Officer since October 2002. From 2001 to 2002, Mr. Shields served as Vice President and Chief Financial Officer of Day Software, Inc. From 1999 to 2001 he served as Chief Financial Officer of Winfire, Inc. From 1996 to 1999 Mr. Shields served as Chief Financial Officer of Frame-n-lens Optical, Inc. From 1988 through 1996 Mr. Shields held various finance management positions at AST Research, Inc., including Director of the Americas Region Finance. From 1985 to 1988 Mr. Shields served in various management positions at Taco Bell Corporation. Mr. Shields began his career in 1982 with Price Waterhouse. Mr. Shields has a Bachelor of Arts in accounting from Eastern Washington University and an MBA from the University of Notre Dame.

Shelley A. Farnham—Vice President Human Resources and Secretary

Age: 48

        Ms. Farnham has been Vice President of Human Resources since July 1998. She oversees organizational planning and development, employee relations, training, compensation and benefits administration for the company and its subsidiaries. She provided human resources leadership to the marketing organization of Atlantic Richfield's Products Company from 1995 to 1998. From 1988 to 1995 Ms. Farnham held numerous positions in human resources, ranging from recruiter to training manager to interstate personnel manager with the Federal Reserve Bank of New York and Northrop Corporation. She has a Bachelor of Science degree in Management/Finance from Simmons College in Boston, Massachusetts, and she has earned certificates in training and human resources and organizational development from UCLA.

Maurice W. Gallarda—Vice President New Business Development

Age: 50

        Mr. Gallarda has been with the Company since 1998. As vice president of new business development he manages strategic growth planning as well as internal growth and opportunities for expansion into new markets and services. From 1995 to 1998 Mr. Gallarda was chief executive officer of Watershed Holdings, Inc., a company he founded to provide engineering, analytical and manufacturing services to the environmental industry. From 1987 through 1995 Mr. Gallarda served as President of Thorne Environmental, Inc., and Park Environmental Corporation where his responsibilities included the integration of existing business into the expanding environmental industry. He is also active in several professional organizations including the American Society of Civil Engineers, the Water Environment Federation, the California Environmental Bar Association and the National Society of Professional Engineers. An appointee of former California Governor Pete Wilson, Mr. Gallarda served on the California Regional Water Quality Control Board. Mr. Gallarda has a Bachelor of Science degree in Civil Engineering from California State University, Sacramento. He is licensed as a professional civil engineer in multiple states.

Michael Miller—Corporate Controller

Age: 39

        Mr. Miller was appointed Corporate Controller in September 2003. Prior to that, Mr. Miller served as the finance executive responsible for SEC Compliance and Public Reporting at Artemis International Solutions Corporation. From 1996 to 2002 Mr. Miller was a finance executive with EarthLink Inc., and served as Director of Finance and Public Reporting from 1996 to 2002. Mr. Miller served in the audit practice of Ernst & Young LLP from 1988 to 1990 and PricewaterhouseCoopers LLP, from 1990 to 1996. Mr. Miller has a Bachelor of Science in Business Administration-Accounting from California State University, Northridge.

Michael O. Quinn—President, Southwest Water Company Utility Group

Age: 57

        Mr. Quinn has held a variety of positions with Southwest Water Company and its subsidiaries since 1970. He is president of the Utility Group of Southwest Water Company and has been President of Suburban Water Systems since 1996. From 1992 to 1996 he was chief operating officer for Suburban Water Systems. From 1985 to 1992 he was president of ECO Resources, Inc. Prior to that he was controller/treasurer at Suburban Water Systems. Mr. Quinn holds a Bachelor of Arts in Business Management from California State University at Fullerton. Among his water industry affiliations, Mr. Quinn is immediate past president of the California Water Association, is president elect of the National Association of Water Companies and serves on the board of the Citrus Valley Health Foundation board.

Thomas C. Tekulve—Vice President and Treasurer

Age: 52

        Mr. Tekulve joined Southwest Water Company in 1999 as Vice President, Finance and became Vice President, Treasurer in 2002. He oversees finance and treasury and provides guidance in strategic planning for the corporation and its subsidiaries. From 1995 to 1999 Mr. Tekulve served as vice president and chief financial officer of Safeguard Health Enterprises, Inc. From 1984 to 1994 he served in a variety of executive positions at Beckman Instruments, Inc., including Director of Finance for International Operations and Corporate Controller. He began his career with Arthur Andersen & Co. Mr. Tekulve has a Bachelor of Science in Business Administration-Accounting from California State University, Northridge and an MBA from Portland State University in Oregon.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

        The following table shows the range of market prices of Southwest Water's common shares. The prices shown reflect the intra-day high and low bid prices for our common stock without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends declared in each quarter, reflect a 4-for-3 stock split in the form of a stock dividend on January 1, 2004 and a 5% stock dividend on January 1, 2003. Our common stock is traded on the NASDAQ Stock Market under the symbol SWWC. At December 31, 2003, there were 2,457 stockholders of record.

	Southwest Water Company
	Stock Price Range
			Cash Dividends
	High	Low
YEAR ENDED DECEMBER 31, 2002
First Quarter	$11.57	$9.60	$0.040
Second Quarter	13.64	10.17	0.040
Third Quarter	13.58	8.43	0.040
Fourth Quarter	10.72	9.02	0.044
YEAR ENDED DECEMBER 31, 2003
First Quarter	10.50	9.08	0.044
Second Quarter	10.92	8.96	0.044
Third Quarter	10.88	9.56	0.044
Fourth Quarter	12.38	10.43	0.048
YEAR ENDING DECEMBER 31, 2004
First Quarter through March 12, 2004	15.79	11.89

  Dividend Policy

        Since 1960, our practice has been to pay common stock dividends quarterly in January, April, July and October. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our board of directors. Our current quarterly dividend rate is $0.0475 per share of common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        Earnings per common share, cash dividends per common share and basic and diluted weighted average outstanding common shares reflect the following:

  •
  a 4-for-3 stock split in the form of a stock dividend on January 1, 2004,
  •
  a 5% stock dividend on January 1, 2003,
  •
  a 5% stock dividend on October 1, 2001,
  •
  a 5-for-4 stock split in the form of a stock dividend on January 1, 2001, and
  •
  a 3-for-2 stock split in the form of a stock dividend on October 1, 1999.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per common share data)
Summary of Income Statement Data:
Revenues	$172,974	$130,800	$115,547	$104,741	$80,849
Operating income	14,792	10,774	11,731	11,039	8,979
Gain on sales of land	728	119	—	128	2,855
Other income (expense)(a),(b)	(70)	2,551	298	161	387
Net income(d)	7,193	6,002	5,451	4,839	5,430
Net income available for common shares(d)	7,166	5,975	5,424	4,812	5,403
Common Share Data:
Earnings per common share:
Basic(a),(b),(c)	$0.51	$0.46	$0.43	$0.39	$0.46
Diluted(a),(b),(c)	$0.49	$0.44	$0.41	$0.39	$0.45
Cash dividends per common share	$0.18	$0.16	$0.16	$0.13	$0.12
Balance Sheet Data:
Capital additions, gross	$28,122	$34,602	$16,589	$10,768	$9,509
Total assets	296,222	268,744	225,186	196,652	142,950
Long-term portion of lines of credit and debt	73,102	80,985	58,063	46,351	33,454
Stockholders' equity	79,667	61,837	55,718	49,078	40,718

(a)
In 2001 we were required to shut down some of our wells due to chemical contamination. This resulted in our California utility purchasing a significant portion of its water supply from the MWD and other sources since 2001. In May 2002, an agreement was reached among some of the parties responsible for the contamination and a number of affected water companies, including our California water utility. As a result of the agreement we recorded income of approximately $1.7 million, which covered certain water and energy costs, incurred in 1999, 2000 and 2001 arising from the contamination that were prior to the commencement of monthly payments. This agreement was an unusual event and we recorded the $1.7 million in other income rather than as an increase to Operating Income, in accordance with the provisions of APB No. 30, Reporting the Results of Operations. See Summary of Significant Accounting Policies in the footnotes of our financial statements.

As a result of this contamination, we have received payments, and we expect to continue to receive payments until completion of remediation, for the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination. For 2003 the amount of reimbursed expenses was approximately $4.0 million. This reimbursement pertains to our agreement with the parties responsible for the contamination. It is ongoing and is no longer considered an unusual event. As such, the reimbursement is recorded as a reduction to "Operating Expenses—Utility Group" for 2003. The reimbursement, net of tax, for 2003 was $0.17 per share.

(b)
Results of operations for 2002 include other income of $1.7 million of income from an agreement with cooperating respondents, as well as a $1.0 million gain on termination of a pension plan. The effect those items, net of taxes was $0.08 per share of income, from an agreement with cooperating respondents, as well as $0.05 per share gain on termination of a pension plan.

(c)
Results of operations for 1999 include a $0.15 per share gain, net of taxes, in 1999 on the sale of surplus land formerly used in water utility operations.

(d)
Excludes amortization of goodwill beginning in 2002. The expense for amortization of goodwill was $104,000 and $63,000, net of taxes, in 2001 and 2000, respectively. There was no amortization of goodwill in prior years.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. See "Forward-looking Statements" above for additional information.

        The following discusses the financial condition and results of operations of Southwest Water Company and subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

        Southwest Water Company and Subsidiaries ("Southwest Water", "we" "us," "our" or the "Company"), provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, utility customer billing services and construction management. We provide services to more than two million people in 36 states. Our business is segmented into two operating groups; our Services Group and our Utility Group.

        Our Services Group operates our contract service businesses in which we operate and maintain water supply and wastewater facilities owned by cities, public agencies, municipal utility districts and private entities primarily in Texas, New Mexico, California, Colorado, Alabama, Mississippi and Georgia. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group prices are not subject to regulation. We also provide utility submetering and billing and collection services in numerous states.

        Our Utility Group owns and operates public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that our regulated utility subsidiaries charge for water and wastewater services are established by state authorities.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
	($ amounts in millions)
Revenues:
Services group	$116.0	67	$78.8	60	$66.5	58
Utility group	56.9	33	52.0	40	49.0	42

	172.9	100	130.8	100	115.5	100
Expenses:
Operating expenses—services group	101.4	59	67.9	52	57.0	49
Operating expenses—utility group	33.9	20	33.8	26	29.3	25
Selling, general and administrative expenses	22.8	13	18.4	14	17.5	15

	158.1	92	120.1	92	103.8	89
Operating Income	14.8	8	10.7	8	11.7	11
Other Income (Expense):
Interest expense	(4.6)	(3)	(4.5)	(3)	(3.7)	(3)
Interest income	0.4	—	0.3	—	0.6	1
Gain on sales of land	0.7	1	0.1	—	—	—
Other	(0.1)	—	2.6	2	0.3	—

	(3.6)	(2)	(1.5)	(1)	(2.8)	(2)

Income Before Income Taxes	11.2	6	9.2	7	8.9	9
Provision for Income Taxes	4.0	2	3.2	2	3.5	3

Net Income	$7.2	4	$6.0	5	$5.4	6

2003 Compared to 2002

  Revenues

  Services Group

        Services Group revenue represents fees earned for water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, public works and state-certified water and wastewater laboratory analysis. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects. Services Group revenues for 2003 increased approximately $37.2 million, or 47%, to $116.0 million from $78.8 million during the prior year. The increase is due to the following:

  •
  The acquisition of Aqua Services in November 2002. In November 2002, we acquired certain contract operations of Aqua Source, Inc., a provider of contract water and wastewater services in Texas, Colorado and South Dakota. Upon closing of the transaction we began operating the majority of this business under the name Aqua Services, LP (Aqua Services) while the remaining part was incorporated into one of our existing subsidiaries, ECO Resources, Inc. (ECO). Revenues from Aqua Services were approximately $19.2 million and $1.3 million during 2003 and 2002, respectively.

  •
  An increase in revenues of approximately $12.9 million from the construction of a reverse osmosis water treatment facility in California to $13.6 million during 2003 from $0.7 million in 2002.

  •
  An increase in revenues from our Texas service operations of approximately $4.3 million to $64.2 million during 2003 from $59.9 million during the prior year. The revenue increase is largely attributable to increased tapping and inspection revenue driven by real estate development activity in Texas.

  Utility Group

        Utility Group revenue represents fees earned for the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use. Revenues in the Utility Group increased approximately $4.9 million, or 9%, to $56.9 million during 2003 from $52.0 million during the prior year. The increase is primarily due to the favorable effect of rate increases in our California and Texas utilities and increased customer connections in our New Mexico and Texas utilities. The effect of increases in rates was partially offset by decreases in water consumption due to variations in weather in our California Utility. The changes are represented as follows:

(in millions)
Favorable effect of rate increase in revenues	$4.8
Favorable effect of increase in connections	0.9
Reduction in water consumption	(0.8)

Net increase in revenue	$4.9

  Operating Expenses

  Services Group

        Operating expenses—services group represent salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses—services group represented approximately 87% and 86% of the Services Group revenues for 2003 and 2002, respectively. Operating expenses increased approximately $33.5 million, or 49%, to $101.4 million during 2003 from $67.9 million during 2002. The increase was due to the following:

  •
  the acquisition of Aqua Services in November 2002, which generated operating costs of approximately $19.0 million and $1.3 million during 2003 and 2002, respectively, and

  •
  costs related to the construction of a reverse osmosis water treatment facility for the city of San Juan Capistrano, California which accounted for approximately $12.9 million of the increase in operating expenses.

        The remaining increase of approximately $2.9 million for 2003, compared to the prior year, resulted from increased operations and construction activity in the Services Group's operations.

        The increase in operating expenses as a percentage of operating revenues in 2003 was primarily due to the Company's project to construct and operate the reverse osmosis water treatment facility. We are accounting for the project under the percentage of completion method during the construction phase. The construction phase is expected to be completed in 2004.

  Utility Group

        Operating expenses—utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses—utility group represented approximately 60% and 65% of revenues from utility operations for 2003 and 2002, respectively. Operating expenses were substantially unchanged from 2002 to 2003. The decrease in operating expenses as a percentage of revenue was due to the aforementioned increase in Utility Group revenues, which was primarily due to an increase in rates at our California utility. Operating expenses for our Utility Group increased $0.2 million, or 1%, to $33.9 million during 2003, from $33.7 million during 2002.

        Operating expenses incurred by our New Mexico utility increased $409,000, or 10%, during 2003 as compared to 2002. The City of Albuquerque has increased sewage treatment rates approximately 9%. In addition, our New Mexico utility has incurred additional fuel costs due to increased volume.

        As expected, operating expenses at our California and Texas Utilities did not change in a significant amount.

Selling, general and administrative expenses

        Selling, general and administrative expenses consist mainly of costs related to personnel, facilities, insurance and professional services, which support our sales, marketing, human resources, finance and administration functions. Selling general and administrative expenses increased approximately $4.4 million, or 24%, to $22.8 million for 2003 from $18.4 million during the prior year. The increase was largely due to the inclusion of approximately $1.3 million from Aqua Services and the increased costs company-wide for employee health benefits, insurance and compensation expenses. As a percentage of revenues, selling, general and administrative expenses decreased from 14% in 2002 to 13% in 2003.

  Other income (expense)

  Interest Expense

        The major components of interest expense for 2003 and 2002 are as follows:

	For the year ended December 31,
	2003	2002
	(in millions)
Interest expense—convertible subordinate debentures	$1.4	$1.4
Interest expense—bank lines of credit	0.9	0.6
Interest expense—mortgage bonds and bank term loan	2.1	2.2
Interest expense—other	0.7	0.5

Total interest expense before capitalized interest	5.1	4.7
Capitalized interest	(0.5)	(0.2)

Total interest expense	$4.6	$4.5

        We increased borrowings during the first six months of 2003 to finance capital improvements in our Utility Group. Our benefit from lower interest rates and higher capitalized interest from increased construction activity in our Utility Group was offset by higher borrowings on our bank lines of credit and increased interest expense related to our Texas utility bank term loan. In August 2002, one of our Texas utilities obtained a 10-year; $10.0 million secured bank term loan which increased our long-term debt outstanding and consequently, our interest expense. Our effective interest rates for 2003 and 2002 were 6.6% and 6.8%, respectively.

  Gains on Sales of Land

        In the second quarter of 2003, we recognized a $0.7 million pretax gain on the sale of surplus land, and in the second quarter of 2002 we recognized a $0.1 million pretax gain on the sale of surplus land.

  Other

        We report material events that are unusual in nature or occur infrequently, but not both, in Other Income (Expense) rather than in Operating Income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. Included in Other Income for 2002 is the effect of a one-time, non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of the Company's defined benefit plan (as more fully disclosed in Note 12 to the consolidated financial statements). There were no similar pension related gains in 2003. Included in Other Income for 2002 is a $1.7 million agreement reached among parties responsible for the contamination, the ("Cooperating Respondents"), and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001 (see Note 1 in the accompanying consolidated financial statements). In 2003 and subsequent years, such reimbursements will be recorded as a reduction to Operating Expenses—Utilities.

  Income Taxes

        Our effective tax rate for 2003 was approximately 36% compared to approximately 35% for 2002. Our effective tax rate for 2002 reflected the benefit of a one-time gain on the termination of a pension plan, which was excluded from ordinary taxable income.

2002 Compared to 2001

  Revenues

  Services Group

        Services Group revenues increased $12.3 million, or 18%, to $78.8 million during 2002 from $66.5 million during 2001. The increase is due to the following:

  •
  We acquired OpTech in August 2001 and had the benefit of revenues earned by OpTech for a full year during 2002 versus a partial year in 2001. Revenues recorded by OpTech during the period August 1, 2001 through December 31, 2001 and during the year ended December 31, 2002 were $3.7 million and $11.7 million, respectively,

  •
  Approximately $1.3 million in revenues from the acquisition of Aqua Services in November of 2002, and

  •
  An increase of approximately $6.5 million of O&M revenues due to the origination of contracts with new customers and expansion of services with existing customers.

  Utility Group

        Utility Group revenues increased $2.9 million, or 6%, to $52.0 million during 2002 from $49.1 million during 2001. Revenues at our California utility increased $2.0 million or 5% to $39.7 million in 2002 from $37.7 million in 2001. The number of water connections served by our California Utility remained relatively stable at 74,846 and 74,665 at December 31, 2002 and 2001, respectively. The increase in revenue recorded by our California utility was due to increased consumption driven by hot, dry weather in 2002, which was one of the driest years in recent history.    Revenues at our New Mexico utility increased $0.5 million or 7% to $7.3 million in 2002 from $6.8 million in 2001. Connections served by our New Mexico utility increased to 11,365 at

December 31, 2002 from 10,006 at December 31, 2001, an increase of approximately 13%. However, the increase was partially offset by a reduction in per customer volume due to changes in weather.

        Revenues at our Texas utilities increased approximately $0.2 million or 7% to $2.8 million during 2002 from $2.6 million during 2001. The increase is primarily due to an increase in volume and consistent with the increase in connections to 5,754 at December 31, 2002 from 5,316 at December 31, 2001.

  Operating Expenses

  Services Group

        Operating expenses—services group represented approximately 86% of the Services Group revenues for 2002 and 2001, respectively. Operating expenses increased approximately $10.9 million, or 19%, to $67.9 million during 2002 from $57.0 million during 2001. The increase was due to the following:

  •
  The acquisition of Aqua Services. in November 2002, which generated operating costs of approximately $1.3 million during 2002.

  •
  Operating costs related to the OpTech acquisition during the period August 1, 2001 through December 31, 2001 were $3.5 million compared to costs of $12.7 million incurred during the year ended December 31, 2002.

  •
  An increase of approximately $6.3 million of operating expense due to the origination of contracts with new customers and expansion of services with existing customers.

  Utility Group

        Operating expenses—utility group represented approximately 65% and 60% of revenues from utility operations for 2002 and 2001, respectively. Operating expenses for our Utility Group increased $4.4 million, or 15%, to $33.7 million during 2002, from $29.3 million during 2001. The increase in operating expenses incurred by our California utility was $3.3 million to $26.9 million during 2002 from $23.6 million during 2001. The increase in operating expenses for our California utility was due to increased water production driven by hot, dry weather in 2002. Volume-related costs were $5.5 million greater in 2002 than 2001. We had to purchase additional water from higher priced sources in order to address the overall increase in demand. However, the increased water costs were partially offset by the recoveries from Cooperating Respondents. In addition, in 2001, our California utility was able to defer recognizing certain costs of approximately $0.7 million until future rate cases through the use of a balancing account. As of November 29, 2001, the CPUC eliminated the use of balancing accounts, which had the effect of increasing operating expense for 2002.

        Operating expenses incurred by our New Mexico utility increased $1.0, or 33%, to $4.1 million during 2002 from $3.1 million during 2001. The increase was primarily due to an increase in the number of connections served by our New Mexico utility. In addition, the City of Albuquerque allowed our New Mexico utility to increase sewage treatment rates it charged in 2002.

        Operating expenses for our Texas utilities increased approximately 4% to $2.8 million during 2002 from $2.7 million during 2001. The increase is primarily due to an increase in volume and is consistent with the increase in connections to 5,754 at December 31, 2002 from 5,316 at December 31, 2001.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 5% to $18.4 million during 2002, compared to $17.5 million for 2001. As a percentage of consolidated revenues, selling, general and administrative expenses were 14% and 15% in 2002 and 2001, respectively. The increase in selling, general and administrative expenses was primarily attributable to i) the acquisition of OpTech in August 2001, ii) the acquisition of Aqua Services in November 2002, iii) increases in medical and general insurance costs, iv) marketing and new business development expenses and v) an increase in stock-based compensation expense, of $0.2 million to $1.0 million in 2002. In addition, due to changes in the Company's stock price, options issued in 2002 were calculated to have a higher per option value than the options issued in 2001.

  Other Income (Expense)

  Interest Expense

        Total interest expense increased 22% to $4.5 million during 2002, compared to $3.6 million in 2001. The increase reflects interest expense on our 20-year convertible subordinate debentures that were issued in July 2001. This increase was partially offset by decreases in the interest expense on our bank lines of credit because we paid down a portion of our line of credit borrowing with the proceeds from the debentures. The interest expense on the bank lines of credit also decreased due to generally lower interest rates in 2002 compared to 2001. The effective interest rates on our indebtedness were approximately 6.8% and 7.4% in 2002 and 2001, respectively. The reduction in capitalized interest during 2002, compared to the prior year, was due primarily to a reduction in company-financed utility projects.

        The major components of interest expense for 2002 and 2001 were as follows:

	For the years ended December 31,
	2002	2001
	(in millions)
Interest expense—convertible subordinate debentures	$1.4	$0.6
Interest expense—bank lines of credit	0.6	1.2
Interest expense—mortgage bonds and bank term loan	2.2	2.3
Interest expense—other	0.5	0.3

Total interest expense before capitalized interest	4.7	4.4
Capitalized interest	(0.2)	(0.8)

Total interest expense	$4.5	$3.6

  Other

        We report material events that are unusual in nature or occur infrequently, but not both, in Other Income (Expense) rather than in Operating Income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. Included in Other Income on the Company's Consolidated Statements of Income is the effect of a one-time, non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of the Company's defined benefit pension plan (as more fully disclosed in Note 11 to the consolidated financial statements). Also included in Other Income for 2002 is a $1.7 million settlement reached between parties responsible for the contamination and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001.

  Income Taxes

        Our effective tax rate for 2002 was approximately 35% compared to approximately 39% for 2001. Our effective tax rate for 2002 was reduced when we recorded a one-time gain on termination of a pension plan, which is excluded from ordinary taxable income.

Liquidity and Capital Resources

        Our operating activities provided approximately $8.8 million in cash during 2003 consisting of net income of $7.2 million, adjusted for certain non-cash items including depreciation and amortization of $7.5 million, deferred income taxes of $3.5 million and stock-based compensation of $0.9 million. Operating cash flow was further increased by a net increase in liabilities of $3.0 million. Operating cash flow was reduced by (i) an increase in accounts receivable of $3.1 million, (ii) an increase in other assets of $5.7 million, (iii) a gain of $0.7 million from the sale of land, and (iv) an increase in restricted cash of $2.8 million and (v) approximately $1.0 million in other items. The $3.1 million increase in trade accounts receivable was due to the following:

  •
  Approximately $2.1 million represents the excess of amounts earned over the amounts collected in connection with the Company's $25.0 million project to design and build a reverse osmosis water treatment plant for the city of San Juan Capistrano, California.

  •
  Our California utility made a general rate case filing on April 2, 2002 and was granted an average 17% increase in rates. Approximately $1.2 million of the accounts receivable increase was due to the increase in monthly revenue as a result of the rate increase.

        Our investing activities used cash of $17.6 million during 2003. Capital expenditures of $18.4 million were primarily for the acquisition of property, plant and equipment for regulated water system assets used by our Utility Group, including new wells and transmission lines and the construction of a lift station and water line in Texas. The effect of these expenditures was partially offset by proceeds from sales of land of approximately $0.8 million.

        The following table summarizes our activity for additions to property, plant and equipment during 2003 and 2002:

	For the years ended December 31,
	2003	2002
	(in millions)
Company-financed additions	$13.8	$13.3
Capital improvement reimbursements	2.5	4.3
Contributions paid for by developers	2.1	8.0

Total cash additions to property, plant and equipment	18.4	25.6
Property contributed by developers	9.8	9.0

Total additions to property, plant and equipment	$28.2	$34.6

        Financing activities provided cash of approximately $9.8 million. Net proceeds from our private placement of equity in May 2003 were approximately $10.9 million. We collected approximately $1.3 million in net proceeds from our dividend reinvestment and employee stock purchase plans. Proceeds from asset sale-leaseback arrangements were approximately $1.7 million. Reimbursements to our California utility under an expense reimbursement agreement were approximately $2.5 million. Contributions in Aid of Construction (CIAC) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. CIAC and advances for construction were approximately $1.4 million. Cash used to reduce debt and to pay dividends was approximately $5.8 million and $2.6 million, respectively.

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

Off-Balance Sheet Arrangements

        The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial conditions, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        A summary of our future contractual obligations and commercial commitments as of December 31, 2003 is as follows:

	Year ending December 31,
	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$16,609	$—	$—	$—	$16,609
Bank term loan	500	500	500	500	$7,375	9,375
Economic development revenue bonds	90	95	100	105	1,755	2,145
Mortgage bonds	900	900	13,500	—	8,000	23,300
Convertible subordinate debentures(1)	—	—	—	—	19,682	19,682
Notes payable	1,207	1,311	1,378	386	406	4,688
Advances for construction	181	181	181	181	181	905
Obligations under non-cancellable operating leases	5,030	4,313	3,468	2,426	12,918	28,155
Other	417	455	495	987	1,607	3,961

	$8,325	$24,364	$19,622	$4,585	$51,924	$108,820

(1)
The convertible subordinate debentures are due in 2021. There are no intermediate put rights attached to the debentures.

        We anticipate that mortgage bonds that come due in 2006 will be refinanced through the sale of new mortgage bonds or may be funded through the additional issuance of our equity capital. If we were unable to refinance these bonds, or to raise capital to provide for these funds, the Company would expect to utilize cash flows generated from operations and a portion of our line of credit borrowing capacity from our commercial banks.

        We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.

        We have filed with the Securities and Exchange Commission a registration statement, which is effective for the issuance of up to $50 million aggregate principal amount of common stock, debt securities and warrants. We may offer any of these securities for sale at any time and from time to time.

        On December 31, 2003, we had working capital of approximately $4.0 million with available cash and cash-equivalent balances of approximately $2.6 million (excluding restricted cash balances), as well as aggregate lines of credit totaling $30.0 million consisting of three separate unsecured lines of credit from three commercial banks. Our total borrowing availability under lines of credit was approximately $13.6 million on December 31, 2003. One line of credit expires in April 2005; the other two expire in September 2005.

        For 2003 and 2002, we had weighted average borrowing rates on our bank lines of credit of 2.79% and 3.40%, respectively.

        In January 2003, we expanded one of our lines of credit from one of our commercial banks by $3.4 million. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under a service contract to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project, expected in 2004, the standby letter of credit and the related credit facility will be terminated.

        In addition to our lines of credit, we have excess borrowing capacity under our first mortgage bond indentures of approximately $72.8 million as of December 31, 2003. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the remaining unused credit line amount.

        We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During 2003, we were in compliance with all applicable covenants under each of the line of credit agreements.

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

  •
  Valuation of long-lived and intangible assets,

  •
  Accounting for regulated business in accordance with SFAS 71,

  •
  Stock-based compensation,

  •
  Deferred costs, and

  •
  Unusual events.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available GAAP alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

  Revenue recognition

        Revenues for contract operations are billed based on a monthly fee to provide a specific level of service as outlined in each individual contract. We generally bill for additional services provided beyond the scope of the base contract on a time-and-materials basis as such services are rendered.

        Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management determines the Company will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

        Water utility revenues are recognized when water is delivered to customers. At the end of an accounting period, estimated amounts for unbilled revenues are accrued for water usage since the previous billing period.

        The Company has adopted the provisions of Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a prospective basis as of July 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract were terminated for any reason.

        The Company provides design, build, finance and operation services under time-and-material, unit-price and fixed-price contracts, which may extend up to 20 or more years.

        If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

        If a contract involves the provision of multiple elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element, provided the elements qualify for separation under EITF 00-21. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a construction service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

        Revenues for submetering billing and collection services are recognized and billed at the end of the month in which services are performed. Revenues for installation of submetering equipment are accounted for using the percentage-of-completion method.

  Valuation of long-lived and intangible assets

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

        We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At December 31, 2003, other assets include approximately $21.4 million of goodwill, which was no longer subject to amortization beginning in 2002. There were no impairment charges to goodwill as of December 31, 2003 and no events have occurred that indicated diminution in the value of recorded goodwill.

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

  Accounting for regulated businesses

        Our regulated businesses, which include our utilities in California, New Mexico and Texas, are required to be accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return. Each utility may file and process general rate applications on a periodic basis. Since the established rates may be in effect for several years, our utilities attempt to anticipate cost increases and apply for rates sufficient to permit recovery of those cost increases when incurred, where permitted by state law.

        One of our Services Group subsidiaries has contracted with our utilities in Texas and New Mexico to perform operating services, maintenance, and construction work, and to manage capital projects. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers. In accordance with SFAS No. 71, our Services Group recognizes profit from work performed and does not eliminate the intercompany profit when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable by the utility through the rate-making process. Accordingly, the intercompany profit, for construction as well as O&M services, and the related receivables and payables, on such work have not been eliminated in the accompanying condensed consolidated financial statements. However, all revenue in excess of profits has been eliminated in consolidation, consisting of approximately $8.3 million, $9.5 million and $5.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Our California water utility has recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2.3 million that was held in the balancing account as of November 29, 2001.

        Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These differences are tracked in a memorandum account and we will attempt to recover these expenses in future rate hearings.

  Stock-Based Compensation

        In 2002, we adopted the fair value recognition provisions of SFAS No. 123, which requires valuation of stock options issued based upon an option pricing model and recognition of this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we restated our accompanying condensed consolidated financial statements for periods prior to 2002 to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

        We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management's opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide a reliable single measure of the fair value of employee stock options.

  Deferred Costs

        The Company defers and subsequently amortizes certain direct contract acquisition costs related to activities to enable the provision of contracted services to the client. Deferred contract acquisition costs are amortized on a straight-line basis over the remaining original contract term unless revenue patterns indicate a more accelerated method is appropriate. Deferred contract costs of $1.5 million are shown net of accumulated amortization at December 31, 2003. Amortization expense related to deferred contract costs was $372,530, $280,636 and $281,520 for 2003, 2002 and 2001, respectively. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If long-lived assets are determined to be impaired, an impairment is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

  Unusual Events

        Southwest Water reports material events that are unusual in nature or occur infrequently, but not both, in other income (expense) rather than in operating income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. APB No. 30 provides that unusual or infrequent events are separately disclosed and excluded from operating income, and that the nature and financial effects of each event or transaction should be disclosed on the face of the income statement. Included in other income on our consolidated statements of income is the effect of a one-time, non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of our defined benefit plan (as more fully disclosed in Note 11 to the consolidated financial statements). Also included in other income for 2002 is a $1.7 million agreement reached among parties responsible for the contamination and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001.

Recent Accounting Pronouncements

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes accounting standards with respect for how a company classifies and measures financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement in the third quarter of 2003, and it did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003. For public companies, such as ours, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation has not had a material effect on our Consolidated Financial Statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

        FASB Staff Position No. FIN 46-R, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

  1.
  The variable interest entity was created before February 1, 2003, and

  2.
  The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46, other than certain required disclosures.

        We will adopt the provisions of FIN 46 for our financial statements for the periods ending after January 31, 2004 for any variable interest entities created before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have certain indebtedness that is subject to variable rate interest. As a result, Southwest Water's interest expense is affected by changes in the general level of interest rates. The interest expense paid on our line of credit borrowings and certain term loans is determined based upon a rate formula that fluctuates with short-term LIBOR rates and cannot exceed the banks' prime rate minus one-quarter percent.

        We completed a $20.0 million, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down certain variable rate indebtedness. Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into Southwest Water common stock and at such time as our diluted earnings exceed $0.53 per share, the debentures will be considered to be common stock equivalents and will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Water Company and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method for accounting for the amortization of goodwill.

/s/ KPMG LLP

Los Angeles, California
March 12, 2004

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands except per share data)
Revenues:
Services group	$116,041	$78,833	$66,476
Utility group	56,933	51,967	49,071

	172,974	130,800	115,547

Expenses:
Operating expenses—services group	101,440	67,876	57,049
Operating expenses—utility group	33,973	33,752	29,275
Selling, general and administrative expenses	22,769	18,398	17,492

	158,182	120,026	103,816

Operating Income	14,792	10,774	11,731
Other Income (Expense):
Interest expense	(4,600)	(4,494)	(3,694)
Interest income	367	265	655
Gain on sales of land	728	119	—
Other	(70)	2,551	298

	(3,575)	(1,559)	(2,741)

Income Before Income Taxes	11,217	9,215	8,990
Provision for Income Taxes	4,024	3,213	3,539

Net Income	7,193	6,002	5,451
Dividends on Preferred Shares	27	27	27

Net Income Available for Common Shares	$7,166	$5,975	$5,424

Earnings per Common Share:
Basic	$0.51	$0.46	$0.43

Diluted	$0.49	$0.44	$0.41

Weighted Average Outstanding Common Shares:
Basic	13,971	12,967	12,732

Diluted	14,661	13,668	13,217

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,570	$1,606
Restricted cash	2,806	—
Trade accounts receivable, less allowance for doubtful accounts ($1,782 in 2003 and $2,037 in 2002)	19,759	16,657
Other current assets	10,259	11,573

	35,394	29,836
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	271,502	245,134
Non-regulated operations property, plant and equipment—at cost	15,917	19,715

	287,419	264,849
Less accumulated depreciation and amortization	67,900	61,954

	219,519	202,895
Other Assets:
Goodwill, net	21,388	20,151
Intangible assets, net	2,026	3,535
Other assets	17,895	12,327

	$296,222	$268,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,697	$1,969
Accounts payable	11,448	11,390
Other current liabilities	17,244	18,264

	31,389	31,623
Other Liabilities and Deferred Credits:
Long-term debt	56,493	60,827
Bank lines of credit	16,609	20,158
Advances for construction	7,238	7,352
Contributions in aid of construction	81,556	70,658
Deferred income taxes	10,590	8,411
Other liabilities and deferred credits	12,680	7,878

Total Liabilities and Deferred Credits	216,555	206,907
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, (aggregate liquidation preference of $507 and $513 at December 31, 2003 and 2002, respectively)	507	513
Common stock, $0.01 par value, 25,000 shares authorized, 14,666 and 13,016 shares issued and outstanding at December 31, 2003 and 2002, respectively	147	130
Paid-in capital	55,981	42,755
Retained earnings	23,032	18,439

Total Stockholders' Equity	79,667	61,837

	$296,222	$268,744

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	(in thousands)
Balance at December 31, 2000	10	$514	12,545	$125	$37,299	$11,140	$49,078
Dividend reinvestment and employee stock purchase plans	—	—	72	1	634	—	635
Stock options exercised, net	—	—	106	1	161	—	162
Stock-based compensation	—	—	—	—	765	—	765
Excess tax benefits from stock-based compensation	—	—	—	—	323	—	323
Stock issued on acquisition	—	—	135	1	1,299	—	1,300
Preferred stock redeemed	—	(1)				—	(1)
5 percent stock dividend	—	—	—	—	4	(4)	—
Net income	—	—				5,451	5,451
Cash dividends declared	—	—				(1,995)	(1,995)

Balance at December 31, 2001	10	513	12,858	128	40,485	14,592	55,718
Dividend reinvestment and employee stock purchase plans	—	—	60	1	626	—	627
Stock options exercised, net	—	—	83	1	386	—	387
Stock-based compensation	—	—	—		963	—	963
Excess tax benefits from stock-based compensation	—	—	—	—	136	—	136
Debenture conversions	—	—	15	—	154	—	154
5 percent stock dividend	—	—	—		5	(5)	—
Net income	—	—	—	—	—	6,002	6,002
Cash dividends declared	—	—	—	—	—	(2,150)	(2,150)

Balance at December 31, 2002	10	513	13,016	130	42,755	18,439	61,837
Private issuance of common stock	—	—	1,477	15	10,883	—	10,898
Dividend reinvestment and employee stock purchase plans	—	—	71	1	680	—	681
Stock options exercised, net	—	—	102	1	588	—	589
Stock-based compensation	—	—	—	—	934	—	934
Preferred stock redeemed	—	(6)	—	—	(20)	—	(26)
Excess tax benefits from stock-based compensation	—	—	—	—	124	—	124
Four shares for three stock dividend					37	(37)	—
Net income	—	—	—	—	—	7,193	7,193
Cash dividends declared	—	—	—	—	—	(2,563)	(2,563)

Balance at December 31, 2003	10	$507	14,666	$147	$55,981	$23,032	$79,667

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash Flows From Operating Activities:
Net income	$7,193	$6,002	$5,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,549	6,619	6,060
Stock-based compensation expense	934	963	765
Deferred income taxes	3,477	903	1,072
Gain on sales of land	(728)	(119)	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	(2,806)	—	—
Trade accounts receivable	(3,115)	4,049	(3,291)
Other current assets	(1,476)	(597)	(1,025)
Other assets	(5,708)	(1,374)	(1,477)
Accounts payable	65	5,179	2
Other current liabilities	(1,132)	1,461	(2,135)
Other liabilities	4,061	283	(50)
Other	494	(1,283)	(1,334)

Net cash provided by operating activities	8,808	22,086	4,038

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(18,352)	(25,587)	(15,008)
Purchase of minority interest	—	(2,000)	—
Acquisition of businesses, net of cash acquired	—	(10,317)	(3,276)
Proceeds from sales of land	741	165	—
Other investments, net	—	(833)	—

Net cash used in investing activities	(17,611)	(38,572)	(18,284)

Cash Flows From Financing Activities:
Gross proceeds from issuance of long-term debt	—	10,000	20,000
Net proceeds from private issuance of common stock	10,898	—	—
Capital improvement reimbursements	2,524	4,278	—
Contributions in aid of construction and LUE fees	2,087	3,687	2,877
Net borrowings on (repayment of) bank notes payable	(3,575)	4,166	(6,728)
Net proceeds from dividend reinvestment, debenture conversion, employee stock purchase and stock option plans	1,270	1,168	797
Proceeds from sale/leaseback of assets	1,687	—	—
Dividends paid	(2,563)	(2,142)	(1,981)
Payments on long-term debt	(2,218)	(3,507)	(900)
Payments on advances for construction, net	(343)	(347)	(409)

Net cash provided by financing activities	9,767	17,303	13,656

Net increase (decrease) in cash and cash equivalents	964	817	(590)
Cash and cash equivalents at beginning of year	1,606	789	1,379

Cash and cash equivalents at end of year	$2,570	$1,606	$789

Supplemental Disclosure of Cash Flow information
Cash paid during the year for:
Interest	$4,990	$5,134	$4,376

Income taxes	$3,390	$2,335	$2,502

Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired	$—	$16,781	$9,764
Cash paid	—	(11,317)	(3,530)
Notes issued	—	(1,000)	(3,000)
Stock issued	—	—	(1,300)

Liabilities assumed	$—	$4,464	$1,934

Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$9,770	$9,015	$1,581

Acquisition of Master Tek minority interest in exchange for extinguishment of debt and future cash consideration	$1,187	$—	$—

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business:    Southwest Water Company and its subsidiaries (Southwest Water or the Company) provide a broad range of services, including water production and distribution, wastewater collection and treatment and public works services. The Company also provides billing, collection and customer service work as part of its range of services. Southwest Water owns regulated public utilities and also serves cities, utility districts and private companies under contract.

        Principles of Consolidation:    The consolidated financial statements include the accounts of Southwest Water and its wholly owned and majority-owned subsidiaries, as well as a majority-owned partnership. All significant intercompany transactions have been eliminated, except where appropriate under by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, for intercompany transactions with regulated water utilities.

        Stock Dividends and Splits:    All information regarding common stock, stock options, warrants, other common stock equivalents and related per share amounts has been restated within this report to reflect the following:

  •
  a 4-for-3 stock split in the form of a stock dividend on January 1, 2004,

  •
  a 5% stock dividend on January 1, 2003,

  •
  a 5% stock dividend on October 1, 2001, and

  •
  a 5-for-4 stock split in the form of a stock dividend on January 1, 2001.

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

        Regulation:    Our regulated utility subsidiaries conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission (CPUC), the New Mexico Public Regulation Commission (NMPRC) or the Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission.

        Utility Accounting:    Regulatory assets deemed recoverable are recorded in accordance with SFAS No. 71. Included in regulatory assets are the following:

	December 31,
	2003	2002
	(in thousands)
Assets
Supply cost balancing account—2001 and prior	$2,329	$2,329
Supply cost memorandum account—2002	(73)	—
Supply cost memorandum account—2003	(197)	—
Income taxes	2,016	1,836
Department of Health Services fees	—	297
Rate case filing expenses and other	62	251
Liabilities:
Income taxes	3,362	2,644

        Income tax assets are included in rate base and earn a return. Income tax liabilities are included in rate base and reduce the Company's return. The supply cost balancing account, while excluded from rate base, does earn interest during the recovery period pursuant to CPUC policy.

        Department of Health Services (DOHS) fees and rate case filing expenses and other do not earn a return. Department of Health Services fees are deferred and recovered through a surcharge when approved in the regulatory process. The regulatory asset related to rate case filing expenses represents costs associated with filing for rate increases, which are submitted for recovery to the regulatory commission. These amounts are recovered through increased rates and disallowed portions are written-off when determined recoveries are lower than the associated capitalized costs.

        The Company's New Mexico utility and Texas utilities have contracted with companies in the Services Group to perform operating services, normal maintenance and construction work. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by the Services Group for non-affiliated customers. In accordance with SFAS No. 71, the Services Group recognizes a profit margin from the contract work performed and does not eliminate the intercompany profit on the construction contract work performed when the contract price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process. Accordingly, the intercompany profits have not been eliminated in the accompanying consolidated financial statements.

        Earnings Per Share:    Basic earnings per share (EPS) measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the shares had been issued. Stock options and warrants give rise to potentially dilutive common shares. The Company also has convertible subordinate debentures outstanding. The debentures are convertible into Southwest Water common stock and at such time as our diluted earnings exceed $0.53 per share, the debentures will be considered to be common stock equivalents and will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

        Recognition of Revenues:    Revenues for contract operations are billed based on a monthly fee to provide a specific level of service as outlined in each individual contract. We generally bill for additional services provided beyond the scope of the base contract on a time-and-materials basis as such services are rendered.

        Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management determines the Company will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

        Water utility revenues are recognized when water is delivered to customers. At the end of an accounting period, estimated amounts for unbilled revenues are accrued for water usage since the previous billing period.

        Revenues for contract operations are billed based on a monthly fee to provide a specific level of service as outlined in each individual contract. The Company usually bills for additional services provided beyond the scope of the base contract on a time and materials basis as such services are rendered. The Company has adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract were terminated for any reason.

        The Company provides design, build, finance and operation services under time-and-material, unit-price and fixed-price contracts, which may extend up to 20 or more years. If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

        If a contract involves the provision of multiple elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element, provided the elements qualify for separation under EITF 00-21. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a construction service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

        Revenues for submetering billing and collection services are recognized and billed at the end of the month in which services are performed. Revenues for installation of submetering equipment are accounted for using the percentage-of-completion method.

        Other Income:    Southwest Water reports material events that are unusual in nature or occur infrequently, but not both, in other income (expense) rather than in operating income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. APB No. 30 provides that unusual or infrequent events are separately disclosed and excluded from operating income, and that the nature and financial effects of each event or transaction should be disclosed on the face of the income statement. Included in other income on the Company's consolidated statements of income is the effect of a one-time, non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of the Company's defined benefit plan (as more fully disclosed in Note 11 to the consolidated financial statements). Also included in other income for 2002 is a $1.7 million agreement reached among parties responsible for the contamination and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001.

        Cash and Cash Equivalents:    Southwest Water considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Restricted Cash:    The Company has a commitment to facilitate construction of a $25.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California. (See note 14 for further information.) Restricted cash represents cash on hand that has been restricted for use in completion of the project.

        Trade Accounts Receivable:    The $3.1 million increase in trade accounts receivable was due to the following:

  •
  Approximately $2.1 million represents the excess of amounts earned over the amounts collected in connection with the Company's $25.0 million project to design and build a reverse osmosis water treatment plant for the city of San Juan Capistrano, California, (the CVWD Project).

  •
  Our California utility made a general rate case filing on April 2, 2002 and was granted an average 17% increase in rates. Approximately $1.2 million of the increase was due to the increase in monthly revenue as a result of the rate increase.

        Fair Value of Financial Instruments:    The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value. The fair value of our long term debt was approximately $65 million at December 31, 2003. The carrying value of the Company's bank lines of credit approximates fair value. At December 31, 2003, Southwest Water had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        Regulated Utility Property, Plant and Equipment:    The cost of additions to utility plant includes labor, material and capitalized interest. Interest of approximately $473,000, $194,000 and $790,000 was capitalized in 2003, 2002 and 2001, respectively. The cost of utility plant retired is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method over the useful lives of the assets as prescribed by the CPUC, the NMPRC and the TCEQ, and as permitted by SFAS No. 71. Depreciation expense on average gross depreciable plant was approximately 1.9% in 2003, 1.9% in 2002 and 2.3% in 2001. See further discussion in Note 4 to the consolidated financial statements. In accordance with SFAS No. 71, when a unit of property is retired from utility plant, with or without replacement, the book costs are to be credited to the utility plant account. If the unit of property is of a depreciable class the book cost of the unit retired is charged to the depreciation reserve provided for such property.

        Non-Regulated Operations Property, Plant and Equipment:    Property, plant and equipment used in contract billing services and contract operations are depreciated on the straight-line method over estimated useful lives ranging from three to 30 years.

        Goodwill and Intangible Assets:    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies that identifiable intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives to their estimated residual values, and requires review for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company's non-compete agreements and other purchased intangible assets are amortized over periods ranging from four to 10 years. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company performed its transitional analysis for impairment of goodwill under SFAS No. 142 in the first quarter of 2002 and no impairment was identified. The Company performs an impairment review on an annual basis or when events or circumstances indicate potential impairment. For 2003 the Company entered into a one-time agreement with a valuation consultant to conduct the annual impairment review of goodwill in accordance with FAS No. 142. Based on the findings of the consultant, the Company concluded that the fair value of the reporting units holding goodwill exceeded their carrying value as of December 31, 2003. Accordingly, no goodwill impairment has been recorded. Beginning in 2002, goodwill incurred prior to June 2001 is no longer being amortized.

        Deferred Costs:    The Company defers and subsequently amortizes certain direct contract acquisition costs related to activities to enable the provision of contracted services to the client. Deferred contract acquisition costs are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. Deferred contract costs of $1.5 million are shown net of accumulated amortization at December 31, 2003. Amortization expense related to deferred contract costs was $373,000, $281,000 and $282,000 for 2003, 2002 and 2001, respectively. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If long-lived assets are determined to be impaired, an impairment is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

        Maintenance Costs:    Maintenance costs are recognized in the period in which they are incurred. The Company does not accrue for major maintenance projects prior to the periods in which they are actually incurred.

        Long-Lived Assets:    The Company regularly reviews its long-lived assets for impairment. This review includes regulatory assets and assets excluded from rate base by regulators. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. In August 2001, SFAS No. 144 was issued and became effective January 2002. SFAS No. 144 supercedes SFAS No. 121; however, it retains the requirement that long-lived assets be tested for recoverability when events or changes in circumstances indicate carrying amounts may not be recoverable.

        Long-Term Leases to Clients:    The Company has entered into two long-term agreements for the lease of various types of water production and distribution systems to Municipal Utility Districts (MUDs) in Texas. A MUD is created under the rules of the Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission, to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. Amounts due to the Company from the MUDs represents receivables under lease and have been accounted for as receivables from direct financing leases (see Note 3) and the leases expire over 10 years.

        Our rights, but not our obligations, under the two lease agreements have been assigned to financial institutions in return for a cash payment. The Company collects payments under these lease agreements with the MUDs and uses the amounts to pay its obligations under the assignment agreements with the financial institutions. The Company is responsible for payments to the financial institutions under the assignment agreements. The Company's interest in the payments from MUDs is secured by a bank letter of credit from a financial institution and the leased property.

        Advances for Construction:    Advances for construction represent amounts advanced by developers primarily for water pipeline extensions. Advance contracts issued after June 1982 are refundable to the depositor at a rate of 2 1/2% each year over a 40-year period.

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

        Stock-Based Compensation:    The Company has two plans which allow for the granting of stock options. As fully disclosed in Note 10, the Company applies FASB No. 123, Accounting for Stock-Based Compensation, in accounting for its stock option grants. Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123.

        Income Taxes:    Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. Federal income tax return, which includes all qualifying subsidiaries.

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

        Reclassifications:    Certain reclassifications have been made to the prior year consolidated financial statement presentation to conform to the 2003 presentation.

Recent Accounting Pronouncements:

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted this statement in the third quarter of 2003 and it did not have a material effect on the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes accounting standards with respect for how a company classifies and measures financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the third quarter of 2003 and it did not have a material effect on the consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2003, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2003 and are not expected to have a material effect on Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created or obtained after January 31, 2003. For public companies, such as ours, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

        FASB Staff Position No. FIN 46-R, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

  1.
  The variable interest entity was created before February 1, 2003, and

  2.
  The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46, other than certain required disclosures.

        We will adopt the provisions of FIN 46 for our financial statements for the periods ending after January 31, 2004 for any variable interest entities created before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial statements.

NOTE 2. EARNINGS PER SHARE

        The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations:

	For the Years Ended December 31,
Net income per share
	2003	2002	2001
	(in thousands except per share data)
Net Income	$7,193	$6,002	$5,451
Less: Dividends on Preferred Shares	27	27	27

Net Income Available for Common Shares	$7,166	$5,975	$5,424

Weighted Average Outstanding Common Shares	13,971	12,967	12,732

Earnings per Common Share—Basic	$0.51	$0.46	$0.43

	For the Years Ended December 31,
Net income per share—assuming dilution
	2003	2002	2001
	(in thousands except per share data)
Net Income Available for Common Shares	$7,166	$5,975	$5,424

Weighted Average Outstanding Common Shares	13,971	12,967	12,732
Plus: Shares issued on assumed exercise of stock options and warrants	690	701	485

Weighted Average Outstanding Common Shares	14,661	13,668	13,217

Earnings per Common Share—Diluted	$0.49	$0.44	$0.41

        The difference between basic and diluted EPS is the effect of stock options that, under the treasury share method, give rise to common stock equivalents. As described in Note 7, the Company issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures in July 2001. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $12.148. At such time as our diluted earnings exceed $0.53 per share, the debentures will be considered to be common stock equivalents and will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

        Approximately 42,000, 71,000 and 20,000 stock options were excluded from the computation of diluted earnings per share in 2003, 2002 and 2001, respectively, due to their antidilutive effect.

NOTE 3. OTHER ASSETS

        Included in other current assets at December 31, 2003 and 2002 are the following:

	December 31,
	2003	2002
	(in thousands)
Other receivables	$2,035	$3,874
Prepaid expenses	1,490	3,246
Accumulated balancing account receivable	2,329	2,329
Other	4,405	2,124

	$10,259	$11,573

        Under prior CPUC procedures (adopted by Suburban in 1991), Suburban recorded the difference between actual water production costs incurred and CPUC-adopted water production costs in balancing accounts in the income statement with a corresponding liability or asset on the balance sheet as permitted by SFAS No. 71. Under previous regulations, the differences recorded would be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments. The CPUC significantly changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In 2002, in place of the balancing account, Suburban began tracking the difference between actual and CPUC-adopted water production cost in a memorandum account. Memorandum accounts are not recorded on Suburban's books. Instead, costs are being accumulated and Suburban will attempt to recover these costs during its regularly scheduled general rate hearings with the CPUC.

        As of December 31, 2003 Suburban had a receivable of approximately $2.3 million in the balancing account. The disposition of the pre-November 29, 2001 balancing accounts became the subject of a CPUC rulemaking when, on December 17, 2002, the CPUC issued a decision favorable to the water industry that should allow Suburban to recover the $2.3 million that was in its balancing account prior to November 29, 2001.

        Included in other long-term assets at December 31, 2003 and 2002 are the following:

	December 31,
	2003	2002
	(in thousands)
Deferred regulatory tax assets	2,363	2,177
Other receivables, net	1,412	2,233
Deferred debt expense, net	1,679	1,838
Investments in joint venture, net	—	356
Investments in corporate-owned life insurance policies	1,519	845
Receivables from direct financing leases	3,310	—
Other	7,612	4,878

	$17,895	$12,327

        The Company has acquired several businesses and accounted for the transactions under the purchase method. Goodwill represents the excess of the purchase price over the net assets acquired in those transactions. During 2003, goodwill increased $1.2 million as a result of the Company's acquisition of the minority interest of Master Tek. There has been no impairment of goodwill during the years three years ended December 31, 2003. For 2003 the Company entered into a one-time agreement with a valuation consultant to conduct the annual impairment review of goodwill in accordance with FAS No. 142. The valuation consultant concluded that the fair value of the reporting units holding goodwill exceeded their carrying value as of December 31, 2003.

        In accordance with FAS 142 the Company ceased recording amortization expense on goodwill in 2002. The following table indicates the impact of goodwill amortization on earnings for the year ended December 31, 2001:

For the year ended December 31, 2001
Net income available for common shares, as reported	$5,424
Add back goodwill amortization (1)	140

Net income available for common shares, as adjusted	$5,564

(1)
Net of income taxes

        A non-compete agreement with a net value of $1.5 million as of December 31, 2002 was canceled in conjunction with the Company's agreement to acquire the minority interest in Master Tek in December 2003. Intangible assets represented purchased contracts with a net unamortized value of $1.0 million at December 31, 2003 and certain FCC licenses with an unamortized value of $993,000 at December 31, 2003.

        Amortization expense for intangible contract costs for the year ended December 31, 2003 was approximately $392,000. At December 31, 2003, the future estimated contract amortization expense is as follows: 2004—$461,000, 2005—$370,000, 2006—$187,000 and $1,008,000 thereafter.

        To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies. See Note 11 for further explanation.

NOTE 4. UTILITY PROPERTY, PLANT, AND EQUIPMENT

        The components of utility property, plant and equipment at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(in thousands)
Land and land rights	$2,213	$1,131
Source of supply	12,540	12,771
Pumping and purification	20,388	18,200
Transmission and distribution	197,870	183,134
General	9,917	10,046
Construction work in progress	28,574	19,852

	$271,502	$245,134

        Suburban has an investment of approximately $699,000 in two mutual water companies. The objective of the investments was to obtain certain water rights. Accordingly, the investments have been recorded as land and land rights. Suburban's investment in one of these mutual water companies is approximately 32% of the outstanding stock. The Company and Suburban do not have significant operating and financial influence over either of these mutual water companies. These investments are recorded at cost and are reflected in general utility property. Suburban purchased water from these mutual water companies at a cost of approximately $2.3 million, $3.7 million and $3.6 million in 2003, 2002 and 2001, respectively.

        The increase in construction in progress is primarily due to the construction of a project to supply wholesale water and wastewater services from the Company's Texas utilities to several communities in an area just east of Austin, Texas. The project is expected to be placed in service in 2004.

        At December 31, 2003, substantially all of the Company's utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company as more fully described in Note 7.

        The components of the Company's non-regulated operations owned property, plant and equipment at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(in thousands)
Computer and office equipment	$4,410	$4,321
Machinery and office equipment	4,100	4,666
Construction work in progress	1,358	3,330
Leasehold improvements,	2,189	2,092
Buildings, land, and other	3,860	5,306

	$15,917	$19,715

        Depreciation expense for utility and non-regulated property, plant and equipment totaled approximately $6.9 million, $5.9 million and $5.4 million in 2003, 2002 and 2001, respectively.

NOTE 5. OTHER LIABILITIES

        Included in other current liabilities at December 31, 2003 and 2002 are the following:

	December 31,
	2003	2002
	(in thousands)
Accrued salaries, wages and benefits	$4,887	$4,506
Purchased water accrual	1,183	2,834
Franchise and other taxes	1,348	1,678
Deferred revenue and customer deposits	1,309	1,509
Other	8,517	7,737

	$17,244	$18,264

        Included in other long-term liabilities and deferred credits at December 31, 2003 and 2002 are the following:

	December 31,
	2003	2002
	(in thousands)
Non-compete liability	$—	$1,470
Regulatory deferred tax liability	1,256	1,287
Living Unit Equivalent (LUE) fees	1,544	876
Minority interest liabilities	830	561
Amounts payable under lease assignment	3,112	—
Other	5,938	3,684

	$12,680	$7,878

        The non-compete liability (relating to the Master Tek non-compete agreement) has been removed in 2003 as a result of the acquisition of the minority interest in Master Tek by the Company. See Note 14 for further details regarding that transaction.

NOTE 6. BANK LINES OF CREDIT

        On December 31, 2003, the Company had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $30 million. One line of credit expires in April 2005; the other two expire in September 2005. Two of the line of credit agreements require a commitment fee of 1/4% per year of the unused portion of the available line of credit, calculated and payable on a quarterly basis. Each of the line of credit agreements, as amended, contains certain financial covenants, and the Company was in compliance with all applicable restrictions at December 31, 2003. The Company has issued certain letters of credit totaling $500,000 in 2003 and $100,000 in 2002. Our borrowing capacity under the lines is reduced by an amount equal to the balance of these letters of credit.

        In January 2003, the Company expanded one of its lines of credit from one of its commercial banks by $3.4 million. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under a service contract to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project, expected in 2004, the standby letter of credit and the related credit facility will be terminated.

        In addition to the Company's lines of credit, it has excess borrowing capacity under its first mortgage bond indentures of approximately $72.8 million as of December 31, 2003. However, the additional borrowing available under its current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the remaining unused credit line amount.

        A summary of borrowing on the lines of credit during the years ended December 31, 2003 and 2002 is presented below:

	For the year ended December 31,
	2003	2002
	(in thousands, except percentages)
Bank lines of credit outstanding at December 31	$16,609	$20,158
Weighted average interest rate at December 31	2.55%	2.63%
Maximum amount of borrowings outstanding at any month end	$26,350	$20,212
Weighted average borrowings during the year	$19,063	$13,026
Weighted average interest rate during the year	2.79%	3.40%

NOTE 7. LONG-TERM DEBT

        The long-term debt outstanding at December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
	(in thousands)
Southwest Water Convertible Subordinate Debentures, due 2021, at 6.85% interest rate, with quarterly interest payments	$19,682	$19,732
Windermere 10-year bank term loan, with quarterly principal payments plus interest at LIBOR + 1.75%	9,375	9,875
Suburban First Mortgage Bond, Series A, due 2006, at 8.93% interest rate, with semi-annual interest payments	3,300	4,200
Suburban First Mortgage Bond, Series B, due 2022, at 9.09% interest rate, with semi-annual interest payments	8,000	8,000
Suburban First Mortgage Bond, Series C, due 2006, at 7.61% interest rate, with semi-annual interest payments	8,000	8,000
NMUI First Mortgage Bond, Series B, due 2006, at 7.64% interest rate, with semi-annual interest payments	4,000	4,000
Economic Development Revenue Bonds, Series 1998A, due 2018, at 5.5% interest rate, with semi-annual interest payments	1,810	1,810
Economic Development Revenue Bonds, Series 1998A, due 2008, at 6.0% interest rate, with semi-annual interest payments	335	590
Master Tek 10-year note payable dated April 2000, at 8.0% interest rate, due in monthly installments of principal and interest	—	1,611
OpTech 5-year notes payable dated August 2001, at 7.5% interest rate, with quarterly interest payments through 2003, followed by quarterly payments of principal and interest	2,820	2,820
Other 7-year notes payable dated December 2001, at 5.0% interest rate, due in monthly installments of principal and interest	1,868	2,158

Long-term debt before current maturities	59,190	62,796
Less current maturities	(2,697)	(1,969)

Long-term debt	$56,493	$60,827

        On July 20, 2001, Southwest Water issued $20.0 million of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and received net proceeds of approximately $18.9 million from the sale after underwriting discounts, commissions and remaining expenses of the offering. The net proceeds from the sale of these debentures were used to reduce borrowings on the Company's revolving lines of credit. Southwest Water is subject to certain financial covenants under the terms of the indenture agreement for the debentures. As of December 31, 2003, the Company was in compliance with all applicable restrictions. The debentures are convertible into shares of Southwest Water common stock at a conversion price of $12.148 per share. The debentures are convertible at any time prior to maturity unless previously redeemed. At such time as our diluted earnings exceed $0.53 per share, the debentures will be considered to be common stock equivalents and will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense. The Company may redeem the debentures in whole or in part at any time, at redemption prices from 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The issuance costs of the convertible subordinate debentures in the amount of approximately $1.1 million are being amortized over 20 years.

        In August 9, 2002 the Company's Windermere Utility Company subsidiary (Windermere) obtained a 10-year, $10.0 million secured bank term loan. The net proceeds of approximately $9.8 million were used to pay down bank lines of credit. The term loan bears interest at a rate equal to LIBOR plus 1.75%, with principal payments due quarterly, beginning in November 2002. The note is secured by substantially all of the assets of Windermere.

        The First Mortgage Bond, Series A issued by the Company's California Utility, Suburban Water Systems (Suburban), requires annual sinking fund payments of $900,000. The bond may be redeemed at the option of the Company at a price of par plus a call premium. Suburban's First Mortgage Bonds, Series B and C, and the First Mortgage Bonds, Series A and B issued by the Company's New Mexico Utilities, Inc. subsidiary (NMUI), do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the existing indentures. Substantially all of the Company's utility plant is pledged as collateral for these bonds as more fully described in Note 4.

        Certain debt instruments limit the amount of cash and property dividends that Suburban and NMUI may pay to the Company. As of December 31, 2003 and 2001, both Suburban and NMUI were in compliance with dividend limitations mandated in the indentures.

        In connection with the acquisition of Aqua Services in November 2002, we assumed two Economic Development Revenue Bonds (EDRBs) with principal balances of approximately $1.8 million and $590,000, respectively. The EDRB in the amount of $1.8 million is due in 2018, and bears interest at a rate of 6.0%, with annual principal payments beginning in 2009, while the EDRB in the amount of $590,000 is due in 2008, and bears interest at a rate of 5.5%, with annual principal payments until maturity. These revenue bonds are secured by certain wastewater treatment plant assets.

        The Company's note payable to a minority stockholder of Master Tek was eliminated in conjunction with the purchase of the minority interest in December 2003. (See Note 14).

        Notes payable were issued in connection with acquisitions made by the Company in 2001, and are payable to the former owners of the acquired entities. In general, these notes bear interest at rates ranging from 5% to 7.5% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required.

        Principal payments, annual maturity and sinking fund requirements for all long-term debt are as follows:

	Years ending December 31,
	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Long-term Debt
Bank lines of credit	$—	$16,609	$—	$—	$—	$16,609
Bank term loan	500	500	500	500	7,375	9,375
Economic development revenue bonds	90	95	100	105	1,755	2,145
Mortgage bonds	900	900	13,500	—	8,000	23,300
Convertible subordinate debentures(1)	—	—	—	—	19,682	19,682
Notes payable	1,207	1,311	1,378	386	406	4,668

	$2,697	$19,415	$15,478	$991	$37,218	$75,799

(1)
The convertible subordinate debentures are due in 2021. There are no intermediate put rights attached to the debentures.

        In addition to our lines of credit, we have excess borrowing capacity under our first mortgage bond indentures of approximately $72.8 million as of December 31, 2003. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the undrawn line of credit balances.

NOTE 8. INCOME TAXES

        The components of the current and deferred income tax provisions are as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current tax expense:
Federal	$3,209	$1,993	$2,012
State	514	425	571

	3,723	2,418	2,583
Deferred income taxes (benefits):
Federal	570	903	1,072
State	31	—	—

	601	903	1,072
Change in regulatory assets and regulatory liabilities, net	(251)	(59)	(67)
Investment tax credit amortization	(49)	(49)	(49)

Provision for income taxes	$4,024	$3,213	$3,539

        Current tax expense does not reflect benefit of $124,000, $136,000 and $323,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to the exercise of employee stock options recorded through "Additional paid-in capital" in the consolidated statements of stockholders' equity.

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	For the Years Ended December 31,
	2003	2002	2001
Provision computed at statutory rates	34%	34%	34%
State income taxes, net of federal tax benefit	3%	3%	5%
Amortization and other non-deductible expense	1%	1%	2%
Reversion of pension assets, net	—	(2%)	—
Investment tax credits	—	—	(1%)
Other, net	(2%)	(1%)	(1%)

Effective tax rate	36%	35%	39%

        Net deferred income tax liabilities consist of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(in thousands)
Deferred income tax assets:
Contributions in aid of construction and advances for construction	$2,823	$2,512
Accrued liabilities and reserves	1,977	935
Investment tax credits	375	430
Stock-based compensation	1,501	1,116
Other	818	293

Total deferred income tax assets	7,494	5,286
Deferred income tax liabilities:
Depreciation	12,483	10,690
Section 1031 like-kind property exchange gain	1,059	1,109
Production cost balancing accounts	801	896
Gains on condemnation of land	623	554
Other	1,541	448

Total deferred income tax liabilities	16,507	13,697

Net deferred income tax liabilities	$9,013	$8,411

        Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its deferred income tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 2003 or 2002.

NOTE 9. STOCKHOLDERS' EQUITY

        The Company is currently authorized to issue 25,000,000 common shares at a par value of $.01 per share. The current quarterly cash dividend to common stockholders is $.0475 per share. As of December 31, 2003 and 2002, there were 14,665,833 and 13,012,220 common shares issued and outstanding, respectively.

        In May 2003 the Company completed a private placement of 1,477,377 shares of newly issued common stock to certain institutional investors. Gross proceeds from the private placement were $12.0 million from which commissions and fees of approximately $1.1 million were paid. The Company filed a registration statement with the Securities and Exchange Commission to register these shares for resale. The registration statement became effective on October 9, 2003.

        Holders of our common stock are entitled to one vote for each share held on all matters voted on by stockholders, including the election of directors. Upon liquidation or dissolution, the holders of common stock will be entitled to share ratably in the assets legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Holders of our common stock do not have subscription, sinking fund, preemptive, redemption or conversion privileges. The rights, preferences and privileges of holders of our common stock are subject to the rights of the holders of shares of any series of preferred stock that is issued or that may be issued in the future.

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

        The rights under the Rights Plan may only become exercisable under certain circumstances involving actual or potential acquisitions of 15% or more of our common stock. Depending on the circumstances, if the rights become exercisable, the holder is entitled to purchase from us one one-hundredth of a share of Series B Junior Participating Preferred Stock at an exercise price of $65.00, subject to adjustment. The rights remain in existence until April 6, 2008 unless they are earlier terminated, exchanged or redeemed. Information about the Stockholder's Rights Plan was filed on our Report 8-K, dated April 24, 1998.

        The Company is currently authorized to issue 250,000 preferred shares at a par value of $.01 per share. There were 10,076 and 10,264 Series A preferred shares issued and outstanding at December 31, 2003 and 2002, respectively. Series A preferred stockholders are entitled to annual dividends of $2.625 per share. Series A preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

        Southwest Water has a Dividend Reinvestment and Stock Purchase Plan (DRIP) that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The DRIP permits optional cash purchases of stock at current market values up to a maximum of $3,000 per stockholder each quarter. As of December 31, 2003, there were 720,000 shares authorized for issuance under the DRIP and 299,000 shares were available for issuance.

NOTE 10. STOCK-BASED PLANS

        At December 31, 2003, Southwest Water had three stock-based plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. In 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, which requires that the Company value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In 2002, the Company elected to recognize stock-based compensation using the retroactive restatement method in accordance with the provisions of SFAS No. 148. Under this change in accounting method, the Company restated its consolidated financial statements for all years prior to 2002 and presented herein to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. In addition, option valuation models require the Company to make subjective assumptions including the expected future volatility of the stock price. Because the stock options granted by the Company have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing option valuation models, including Black-Scholes, do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

        In the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	For the Years Ended December 31,
	2003	2002	2001
Dividend yield	1.8%	1.8%	1.7%
Expected volatility	26.6%	27.3%	26.3%
Risk free interest rate	2.7%	4.6%	4.7%
Expected life in years	5.5	5.6	5.7

        Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately $934,000, $963,000 and $765,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Stock Option Plan (SOP):    In 1988, the stockholders approved the SOP and in 2000, the stockholders approved an amendment to the SOP which increased the number of authorized and available shares for issuance by 1.25 million, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. In May 2003, the stockholders approved a further amendment to the SOP to increase the number of authorized and available shares for issuance by 1,000,000. As of December 31, 2003, there were 4,241,178 shares authorized for issuance under the SOP and 1,821,460 shares were available for issuance.

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

        Director Option Plan (DOP):    In 1996, the stockholders approved the DOP for non-employee directors, and in 2000, approved an amendment to the DOP, which provided for an increase of 220,500 shares reserved for issuance. As of December 31, 2003, there were 437,555 shares authorized for issuance under the DOP and 173,830 shares were available for issuance.

        The DOP provides for an automatic annual grant of options to purchase 5,000 shares of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006 at the fair market value of the Company's stock. New directors are granted an initial option to purchase 5,000 shares of the Company's common stock upon appointment to the Board of Directors. DOP options granted after December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

        Warrants:    There were 130,232 warrants to purchase Company stock outstanding and exercisable at December 31, 2003. The warrants were issued to consultants as compensation for their assistance in the Company's purchase of the City of West Covina's water distribution system and facilities.

        A combined summary of the status of the SOP, the DOP and warrants as well as changes during the years ended as of December 31, 2003, 2002 and 2001, is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2000	1,614	$5.12
Granted	418	8.03
Exercised	(144)	3.49
Forfeited	(8)	4.29

Outstanding at December 31, 2001	1,880	$5.90
Granted	493	9.99
Exercised	(89)	11.21
Forfeited	(7)	8.91

Outstanding at December 31, 2002	2,277	$6.74
Granted	353	9.28
Exercised	(106)	5.57
Forfeited	(33)	7.79

Outstanding at December 31, 2003	2,491	$6.91

Exercisable at December 31, 2001	866	$4.65

Exercisable at December 31, 2002	1,167	$5.11

Exercisable at December 31, 2003	1,404	$5.56

        The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	344	1.1	$2.59	344	$2.59
3.75	7.50	755	5.3	5.23	627	5.08
7.50	11.25	1,344	4.8	8.83	412	8.27
11.25	15.00	48	5.4	11.75	21	11.71

1.50	15.00	2,491	4.6	6.91	1,404	5.56

        Employee Stock Purchase Plan (ESPP):    The Company has a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued 15,279 shares, 12,761 shares and 12,596 shares to employees in 2003, 2002 and 2001, respectively. At December 31, 2003, 1,139,532 shares were reserved for issuance under the ESPP and 870,249 shares were available for issuance.

NOTE 11. EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

        Defined Benefit Plan:    Prior to December 30, 1999, Southwest Water had a non-contributory defined benefit pension plan (the Pension Plan) certain employees of the Company. On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering certain employees of the Company. The Company applied for an Internal Revenue Service (IRS) determination in April 2000, and received a favorable determination in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14.4 million to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1.1 million.

        In February 2002, the Company's Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. Following the transfer of excess assets and payment of applicable excise taxes of approximately $173,000, the Pension Plan was considered settled in the first quarter of 2002 under the guidelines set forth in SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, because all benefit obligations were met and assets have been distributed. The Company no longer has responsibility for the pension benefit obligation. Accordingly, the Company accounted for the plan termination under SFAS No. 88 and recognized a net termination pre-tax gain of approximately $980,000 as income to the Company in the first quarter of 2002.

        During the third quarter of 2003, the IRS issued a revenue ruling which indicated that, when the excess assets of a terminated pension plan are transferred to a qualified replacement plan, such transfers are not subject to excise tax. Accordingly, the Company has applied for a refund of the previously paid excise taxes of approximately $173,000, and expects to receive this refund during the first half of 2004.

        Defined Contribution Plans:    The Company established a 401(k) profit sharing plan (the 401(k) Plan) covering employees of its Services Group. The 401(k) Plan provides for monthly enrollment by employees immediately following their date of hire. Participants may elect to contribute up to 60% of their salary to the 401(k) Plan. The Company matches a participant's contribution for an amount up to 50% of the first 4% of the participant's salary. Company contributions vest after one year. The assets of the ECO Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. The 401(k) Plan does not allow participants to invest in the stock of the Company.

        The Company established the Utility Group Retirement Savings Plan (the Retirement Plan) covering employees of the parent company, Suburban, NMUI and Windermere. Employees become eligible for participation on the first of the month following their date of hire. Under the Utility Plan, the Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions up to a maximum Company match of 4%. In addition, the Company contributes $250 semi-annually to each eligible employee. The Company contributions vest over a six year graduated schedule. The assets of the Retirement Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. The Utility Plan does not allow participants to invest in the stock of the Company. During 2002, the Utility Plan was identified as a qualified replacement plan and amended to permit the excess assets of the Pension Plan to be placed in a suspense account. The amount currently held in the suspense account is used for company contributions to the Retirement Plan as permitted by the IRS, ERISA and the DOL.

        In connection with its acquisition of Master Tek, Southwest Water maintained a 401(k) plan for employees of Master Tek. In 2002, the Master Tek Plan was merged into the Retirement Plan.

        In connection with its acquisition of OpTech, Southwest Water maintained a 401(k) plan for employees of OpTech (the OpTech Plan). Employees became eligible for participation in the OpTech Plan after six months of employment. In 2003, the OpTech Plan was merged into the 401(k) Plan.

        The Company's contributions to the 401(k) plans were as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
ECO Plan	$200	$206	$212
Utility Plan	434	395	358
OpTech Plan	10	11	6

	$644	$612	$576

        Supplemental Executive Retirement Plan (SERP):    Effective May 2000, the Company established a non-qualified supplemental executive retirement plan ("SERP") for certain key executive officers of the Company for the purpose of providing supplemental income benefits to plan participants or their survivors upon participant's retirement or death. Two executive officers of the Company have been selected by the Compensation Committee of the Board of Directors to participate in the SERP. Under the SERP, in most cases, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant's average annual compensation multiplied by (2) the applicable compensation percentage as defined by the SERP less (3) the Social Security benefit for the most recent five years of employment and less (4) benefits received under the "Pension Plan". The Pension Plan was terminated December 30, 1999. Compensation under the SERP is the participant's base salary and excludes bonus and other forms of compensation.

        To assist in funding the SERP liability, the Company has invested in a corporate-owned life insurance (COLI) policy. The cash surrender value of the Company-owned life insurance policy is designed to be equal to the net present value of the aggregate SERP liabilities. However, there is no direct relationship between the aggregate participants' SERP benefits and the COLI coverage.

        The cash surrender value of the COLI policy was $739,000 as of December 31, 2003, and is included in the other non-current assets section of the accompanying consolidated balance sheet (see note 4).

        The projected benefit obligation of the unfunded plan was $692,000 and $475,000 at December 31, 2003 and 2002, respectively. Net periodic pension cost was $216,000, $241,000 and $146,000, respectively, for 2003, 2002 and 2001. The discount rate was 6% and 6.5% for December 31, 2003 and 2002, respectively. The assumed rate of compensation increase was 8% and 5% for December 31, 2003 and 2002, respectively.

        Deferred Compensation Plan (DCP):    The Company adopted its non-qualified deferred compensation plan effective January 2002. Under the DCP the Company permits key employees to annually elect to defer a portion of their compensation until their retirement. The retirement benefit to be provided is based upon the amount of compensation deferred. Deferred compensation expense was

$48,000 and $24,000 in 2003 and 2002, respectively. Total deferred compensation liabilities were $681,000 and $286,000 at December 31, 2003 and 2002, respectively.

        To assist in funding the deferred compensation liability, the Company has invested in COLI policies. The cash surrender values of these policies were $829,000 and $305,000 at December 31, 2003 and 2002, respectively, and are presented as other non-current assets in the accompanying consolidated balance sheet. (See Note 3).

NOTE 12. SEGMENT INFORMATION

        Under SFAS No. 131, Segment Reporting, Southwest Water has two reportable segments: Services Group and Utility Group operations. The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Revenue is derived through operations and maintenance contracts with smaller municipalities. Also included in the Services Group are construction operations and contract billing.

        The Utility Group owns and operates public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state authorities.

        Southwest Water's reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and marketing strategies. The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return. The Utility Group subsidiaries are primarily governed by the regulatory bodies of the respective states and by the federal government. The service areas in which the Utility Group operates constitute monopolies with allowable rates of return determined by state regulatory agencies. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1.

        The following table presents information about the operations of each reported segment for the three years ended December 31, 2003:

	Services Group(1)	Utility Group(2)	Total Segments Information	Corporate and Other(3)	Total Consolidated Information
	(in thousands)
For the Year Ended December 31, 2003
Total revenues(1)	$116,041	$56,933	$172,974	$—	$172,974
Segment operating income	3,080	15,186	18,266	(3,474)	14,792
Interest income	415	—	415	(48)	367
Interest expense	(551)	(2,429)	(2,980)	(1,620)	(4,600)
Gain on sales of land	—	728	728	—	728
Other income (expense)	201	(51)	150	(220)	(70)
Income before income taxes	3,145	13,434	16,579	(5,362)	11,217
For the Year Ended December 31, 2002
Total revenues(1)	$78,833	$51,967	$130,800	$—	$130,800
Segment operating income	1,868	14,137	16,005	(5,231)	10,774
Interest income	146	115	261	4	265
Interest expense	(410)	(2,324)	(2,734)	(1,760)	(4,494)
Gain on sales of land	—	119	119	—	119
Other income (expense)	(95)	1,635	1,540	1,011	2,551
Income before income taxes	1,509	13,682	15,191	(5,976)	9,215

For the Year Ended December 31, 2001
Total revenues(1)	$66,476	$49,071	$115,547	$—	$115,547
Segment operating income	2,215	14,756	16,971	(5,240)	11,731
Interest income	645	—	645	10	655
Interest expense	169	(2,539)	(2,370)	(1,324)	(3,694)
Gain on sales of land	—	—	—	—	—
Other income (expense)	205	4	209	89	298
Income before income taxes	3,234	12,221	15,455	(6,465)	8,990

(1)
In addition to services provided to external customers, certain companies in our Services Group provide construction; operations and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, the Company does not eliminate the intersegment profit on the work performed when the sales price is reasonable and it is probable that the costs and capital will be recoverable through the rate making process. Intersegment revenue eliminated was approximately $8.3 million, $9.5 million and $5.9 million for 2003, 2002 and 2001, respectively.

(2)
In May 2002, an agreement was reached among some of the parties responsible for the contamination and a number of affected water companies, including our California water utility. As a result of the agreement we recorded income of approximately $1.7 million, which covered certain water and energy costs, incurred in 1999, 2000 and 2001 arising from the contamination that were prior to the commencement of monthly payments. This agreement was an unusual event and we recorded the $1.7 million in Other Income (Expense) rather than as an increase to Operating Income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. (See Note 1—Summary of Significant Accounting Policies).

As a result of this contamination, we have received payments, and we expect to continue to receive payments until completion of remediation, for the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million agreement. For 2001, 2002, and 2003 the amount of these reimbursed expenses were $1.1 million, $4.3 million and $4.0 million respectively. These reimbursements pertain to our agreement with the parties responsible for the contamination and, as such, are recorded as a reduction to "operating expenses—utility group", which consequently increased our Operating Income.

(3)
"Other" consists of costs that include any corporate functional departments whose costs are not allocated and headquarters expenses.

        The following table presents information about the identifiable assets of each reported segment as December 31, 2003 and 2002:

	December 31,
	2003	2002
Services Group	$67,831	$63,706
Utility Group	222,436	199,537
Corporate and Other	5,955	5,501

Consolidated	$296,222	$268,744

NOTE 13. SIGNIFICANT ACQUISTIONS

        In April 2000, the Company purchased 80% of the outstanding common stock of Master Tek for $4.0 million. The purchase price consisted of $2.0 million in cash and a $2.0 million ten-year promissory note. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial performance of Master Tek over the following seven years. Under the terms of the purchase agreement, the minority owner of Master Tek had the right to require the Company to purchase his initial 20% minority interest in 5% increments at a price based on a formula, but not less than $1.0 million per year, over a four-year period commencing in April 2002. The acquisition was accounted for using the purchase method of accounting, and the results of Master Tek's operations have been consolidated with those of Southwest Water since April 3, 2000, the effective date of the transaction. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. In April 2002, the Company paid $1.0 million to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, thereby increasing our ownership to 85%. We subsequently acquired the remaining 15% of Master Tek.

        In August 2001, we purchased 90% of the outstanding shares of Operations Technologies, Inc. (OpTech), a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8.2 million. The purchase price consisted of cash payments of $3.5 million in August 2001 and $0.4 million in January 2002, promissory notes in the aggregate amount of $3.0 million and shares our common stock with a market value of $1.3 million at August 31, 2001. We also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech.

        In November 2002, we acquired certain contract operations of Aqua Source, a provider of contract water and wastewater services in Texas, Colorado and South Dakota. The purchase price consisted of approximately $10.3 million in cash. Upon closing of the transaction on November 22, 2002, we began operating the majority of this business under the name Aqua Services, LP (Aqua Services) while the remaining part was incorporated into one of our existing subsidiaries, ECO Resources, Inc. (ECO).

NOTE 14. COMMITMENTS AND CONTINGENCIES

Minority Interest Call and Put Rights

        The Company holds 90% of the outstanding common stock of OpTech. The Company has the right to acquire the remaining 10% of OpTech in August 2006 based on a formula relating to the profitability of OpTech. The minority owner has the option to sell the remaining 10% of OpTech to the Company using the same formula. However the selling price cannot be less than $1.0 million.

        The Company has an 80% interest in its Windermere utility in Texas. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of the Company's stock increases to $13.61 per share (as adjusted for stock splits and dividends), for a purchase price of $6.0 million payable in Company common stock. The minority owner of Windermere has the right to require the Company to purchase the remaining 20% after October 1, 2005, for $6.0 million payable in Company common stock, subject to a limitation on the maximum and minimum number of shares issuable.

Long-term Lease Commitments

        The Company leases certain equipment and office facilities under operating leases that expire through 2014. Aggregate rental expense under all operating leases approximated $5.8 million,

$4.2 million, and $2.6 million in 2003, 2002 and 2001, respectively. At December 31, 2003, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Years ending December 31,	Long-term Lease Commitments
(in thousands)
2004	$5,030
2005	4,313
2006	3,468
2007	2,426
2008 and thereafter	12,918

Total	$28,155

Bid Bonds

        As part of its contract process, ECO obtains bid bonds which secure, among other things, ECO's willingness to participate in contract discussions. The bid bonds range in value dependent upon the requirements of the potential client. Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is canceled and ECO bears no further liability. The aggregate amount of bid bonds outstanding is usually less than $500,000 at any given time. The Company also secures its performance under operating and maintenance contracts with performance and completion bonds obtained from surety companies. The aggregate amount of these bonds at December 31, 2003 was approximately $2.3 million.

Legal proceedings

        Southwest Water and a subsidiary have been named as defendants in twelve lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet these water quality standards. The Company's believes that it has complied with DOHS water quality standards. The Court directed that the cases be sent to a trial court for further proceedings. At this time a number of cases, including the twelve involving Southwest Water and its subsidiary, have been consolidated before a single judge. The parties are now engaged in initial discovery and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove any violation of water quality standards by the CPUC regulated water companies. Southwest Water and this subsidiary have requested defense and indemnification from our liability insurance carriers for these lawsuits. Several of the liability insurance carriers are currently absorbing the costs of defense of the lawsuits. The Company cannot predict the outcome of these lawsuits. Based upon information available at this time, the Company does not expect that these actions will have a material adverse effect on its financial position, results of operations or cash flows.

        In February 2003, the Company filed a lawsuit against the minority stockholder of Master Tek. In April 2003 the Minority Stockholder exercised his right to require the Company to purchase an additional 5% interest in Master Tek, which would increase the Company's ownership to 90%. Southwest made the purchase in April 2003, placing the funds in a trust account pending final settlement of the lawsuit. The lawsuit was settled in October 2003 with the following resolutions: (i) Southwest Water Company took ownership of the remaining 10% of shares of Master Tek stock, (ii) a final payment of $2.7 million to the minority owner, (iii) elimination of the Company's $1.5 million note payable to the minority stockholder, (iv) release of the Company from any claims made by the minority stockholder and (v) certain indemnifications from the minority stockholder to cover certain potential or unasserted claims from third parties.

        At the time of the settlement, the Company's net unamortized assets and liabilities under the non-compete agreement with the minority stockholder were approximately $1,365,000 and $1,475,000, respectively. The parties agreed to (i) termination of the consulting agreement, (ii) termination of the Non-Compete Agreement, including all future payments required under the agreement and (iii) provision of a new 3-year "Exclusive Retainer Agreement" including an annual retainer fee and exclusive utilization of the minority stockholder as consultant.

        The minority stockholder owns the building occupied by Master Tek. As part of the settlement agreement, the building lease was amended so that the Company has the option to cancel the lease with 6 months notice and a six month penalty at the end of the notice period.

        The Company increased its balance of goodwill by $1.2 million as a result of the minority interest settlement transaction. Goodwill recorded in conjunction with the Master Tek transaction is reflected in the other assets of Southwest Water as of December 31, 2003, and will be reviewed for impairment pursuant to SFAS No. 142.

        Southwest Water and its subsidiaries are also the subjects of other litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

Commitments Under Long-term Service Contracts

        In September 2002, the Company agreed to facilitate the engineering and construction of a $25.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project includes the drilling of eight new wells and the development of associated water lines. Subcontractor agreements with an engineering firm and a large construction firm are being used to fulfill significant obligations of this service contract. During 2002, the Company deferred approximately $0.8 million in pre-contract costs and began to recognize profit under the percentage-of-completion method of accounting.

        During construction of the CVWD plant, we have received payments upon completion of construction milestones and will continue to receive such payments until final completion of the construction. In addition, the CVWD awarded the Company a 20-year $20.0 million contract to operate the treatment plant after completion of construction. Construction of the plant commenced in December 2002. As of December 31, 2003, the plant is approximately 50% complete. The Company expects construction to be completed in 2004, at which time the Company will begin to operate and maintain the facility under the 20-year contract. Upon completion, the plant will have the capacity to treat approximately 5.0 million gallons of water per day.

        On January 8, 2003, the Company obtained an unsecured line of credit facility from a commercial bank used to issue a $3.4 million standby letter of credit as collateral for performance under a service contract for the CVWD to manage the design and construction project. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project by the CVWD, the standby letter of credit facility will be terminated.

        The CVWD service contract contains certain guarantees related to the performance of the Company and its affiliate ECO, including certain liquidated damages in the event of failure on the part of the Company to perform not caused by uncontrollable circumstances as defined in the service contract. Among other things, the Company is obligated to produce from the completed plant a specified volume of treated water by December 4, 2004. In the event of a delay beyond this date, not caused by a defined uncontrollable circumstance, specified delay liquidated damages are to be paid to CVWD. To mitigate these issues, the Company has secured from its construction subcontractors both contractual liquidated damage provisions and performance and completion bonds. In addition, the Company may also be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD. During the 20-year operation period, the Company has made certain other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

        As part of the financing of this project, the CVWD was successful in the sale of insured municipal bonds. The Company entered into an agreement with the bond insurer to guarantee the Company's performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default. Such liability caps will not exceed an amount equal to $6.0 million during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability cap will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility estimated to be approximately $1.5 million.

Limitations on Dividends at our California Utility

        One of our wholly owned subsidiaries, Suburban Water Systems, is limited by its mortgage bond agreement in distributing funds to Southwest Water Company. The limitation prevents paying dividends that exceed aggregate undistributed net income subsequent to December 31, 1995. Dividend distributions have averaged approximately $2.0 million per year and are less than the dividend restriction threshold as of December 31, 2003 by approximately $21.0 million.

NOTE 15. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

        Selected unaudited quarterly consolidated financial information of the Company is presented in the tables below. The fluctuations in revenues and operating income among quarters reflect the seasonal nature of the Company's operations.

	Dec. 31 2003	Sept. 30 2003	Jun. 30 2003	Mar. 31 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$43,984	$51,412	$41,464	$36,114
Operating income	3,771	6,603	3,497	921
Net income (loss)	2,024	3,429	1,889	(149)
Net income (loss) available for common shareholders	2,017	3,423	1,882	(156)
Basic earnings (loss) per common share:	$0.14	$0.23	$0.14	$(0.01)
Diluted earnings (loss) per common share	$0.13	$0.22	$0.13	$(0.01)
	Dec. 31 2002	Sept. 30 2002	Jun. 30 2002	Mar. 31 2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$35,312	$34,574	$32,746	$28,168
Operating income	3,275	3,663	1,893	1,943
Net income	1,410	1,720	1,708	1,164
Net income available for common shareholders	1,403	1,714	1,701	1,157
Basic earnings per common share:	$0.11	$0.13	$0.13	$0.09
Diluted earnings per common share	$0.10	$0.12	$0.12	$0.09

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) under the Exchange Act, the Company's management conducted an evaluation with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2003, the end of the year covered by this Report. Based upon that evaluation, including the consideration of the reportable condition discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

        In March, 2004 management, in consultation with the Company's independent accountants, identified deficiencies in certain aspects of the monitoring and analysis components of the internal control procedures in our Services Group segment which constitute a reportable condition (as defined in AU 325, Communication of Internal Control Related Matters Noted in An Audit of the AICPA Professional Standards). These identified deficiencies impacted the quality and timeliness of the reporting and reconciliation of certain transactions in the Services Group. The matters involving the reportable condition have been discussed in detail among management, the audit committee of our board of directors, and our independent accountants. The identified deficiencies did not require any restatement of the Company's consolidated financial statements for any prior period. Management is taking the following steps to address the deficiencies described above:

  •
  Increasing the expertise and size of the Services Group accounting staff;

  •
  Increasing the management oversight of financial reporting processes;

  •
  Expanding the scope of internal audit procedures;

  •
  Implementing additional internal controls over financial reporting.

        Management estimates that it will take approximately six to nine months from the date of filing this Form 10-K to fully rectify these deficiencies. Management believes that this reportable condition did not have a material effect on the Company's consolidated financial statements through December 31, 2003. In the fourth quarter of 2003, no change occurred in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the directors of the Company will be set forth under the captions "Item 1—Election of Directors—Information with Respect to Nominees and Continuing Directors in our Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this 10-K Information regarding compliance by our directors and executive officers and owners of more than 10% of the Company's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to management compensation will be set forth under the captions "Item 1—Election of Directors—Director Compensation and Stock Ownership Guidelines" and "Item 1—Election of Directors—Executive Officer Compensation" in our Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth under the captions "Executive Compensation—Audit and Compensation Committee Report on Executive Compensation" and "Performance Graph," which specifically is not so incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding ownership of our securities by certain persons is set forth under the caption "Proposal 1—Election of Directors—Beneficial Ownership of the Company's Securities" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and transactions between the Company and certain of our affiliates is set forth under the caption "Proposal 1—Election of Directors—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal accountant fees and services is set forth under the caption "Principal Auditor Fees and Services" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a)(1)	The financial statements listed below are filed in Part II of this report:
	Independent Auditors' Report	44
	Consolidated Statements of Income—Three Years Ended December 31, 2003	45
	Consolidated Balance Sheets—December 31, 2003 and 2002	46
	Consolidated Statements of Changes in Stockholders' Equity—Three Years Ended December 31, 2003	47
	Consolidated Statements of Cash Flows—Three Years Ended December 31, 2003	48
	Notes to Consolidated Financial Statements	49
(a)(2)	The supplementary financial statement schedules required to be filed with this report are as follows:
	Schedule I—Condensed Financial Information of Registrant	79
	Schedule II—Valuation and Qualifying Accounts	84

	Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes thereto.
(a)(3)	Exhibit Index	85
(b)	Reports on Form 8-K:

	On November 12, 2003, the Company filed a Current Report on Form 8-K furnishing an earnings release attached as Item 12 with respect to our financial results for the three and nine months ended September 30, 2003.

	On December 29, 2003, the Company filed a Current Report on Form 8-K to announce that it had filed a shelf registration statement on Form S-3 for the issuance of debt and equity securities of up to $50.0 million from time to time.

SOUTHWEST WATER COMPANY

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Operations

	For the Years Ended December 31,
	2003	2002	2001
Revenues:	$—	$—	$—
Expenses:
Selling, general and administrative	3,996	2,538	1,836

	3,996	2,538	1,836
Operating Loss	(3,996)	(2,538)	(1,836)
Other Income (Expense):
Interest expense	(1,552)	(1,137)	(852)
Interest income	—	4	15
Other	609	1,011	(1)

	(943)	(122)	(838)

Loss Before Income Taxes	(4,939)	(2,660)	(2,674)
Income Tax Benefit	2,218	1,246	881

Net Loss Before Equity in Net Income of Subsidiaries	(2,721)	(1,414)	(1,793)
Equity in Net Income of Subsidiaries	9,914	7,416	7,244

Net Income	$7,193	$6,002	$5,451

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

	December 31,
	2003	2002
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$621	$664
Receivable from subsidiaries, net	39,337	21,022
Other current assets	—	1,318

	39,958	23,004
Property, plant and equipment, net	442	533
Investments in subsidiaries and affiliates	71,900	66,690
Deferred income taxes	1,979	1,263
Other assets	3,660	3,469

	$117,939	$94,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Other current liabilities	$970	$429
Long-term debt—convertible subordinate debentures	19,682	19,732
Long-term bank lines of credit	15,897	11,000
Other liabilities	1,723	1,961

Total Liabilities	38,272	33,122
Stockholders' Equity:
Cumulative preferred stock	507	513
Common stock	147	130
Paid-in capital	55,981	42,755
Retained earnings	23,032	18,439

Total Stockholders' Equity	79,667	61,837

	$117,939	$94,959

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Cash Flow

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash Flows from Operating Activities:
Net income	$7,193	$6,002	$5,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income from subsidiaries	(9,916)	(7,416)	(7,244)
Depreciation and amortization	67	106	59
Stock-based compensation	934	963	765
Deferred income taxes	(716)	107	(236)
Changes in assets and liabilities, net of effects of acquisitions:
Other current assets	(329)	(3,345)	4,507
Other current liabilities	546	(1,521)	(454)
Other, net	3,251	5,235	(1,985)

Net cash provided by operating activities	1,030	131	863

Cash Flows from Investing Activities:
Acquisition of businesses	—	(10,317)	(3,880)
Purchase of minority interest	—	(2,000)	—
Additions to property, plant and equipment	(372)	(95)	(61)
Dividends received from subsidiaries	3,630	2,005	2,793
Other investments, net	—	(188)	—

Net cash provided by (used in) investing activities	3,258	(10,595)	(1,148)

Cash Flows from Financing Activities:
Net proceeds from private issuance of common stock	10,898	—	—
Net borrowings on (repayments of) bank lines of credit	4,822	1,337	(3,188)
Proceeds from sale leaseback	396	—	—
Net change in intercompany balances	(19,154)	10,841	(15,277)
Net proceeds from dividend reinvestment, employee stock purchase and stock option plans	1,270	1,168	797
Dividends paid	(2,563)	(2,142)	(1,981)
Conversion of debentures	—	(268)	—
Gross proceeds from issuance of debentures	—	—	20,000

Net cash (used in) provided by financing activities	(4,331)	10,936	351

Net (decrease) increase in cash and cash equivalents	(43)	472	66
Cash and cash equivalents at beginning of year	664	192	126

Cash and cash equivalents at end of year	$621	$664	$192

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

        Long-Term Debt:    During 2001, the Registrant issued $20.0 million in long-term convertible subordinate debentures. The debentures bear a fixed interest rate of 6.85% percent and mature in 2021. The Registrant had outstanding borrowings on long-term bank lines of credit of approximately $15.9 million and $11.0 million as of December 31, 2003 and 2002, respectively.

        Stock-Based Compensation:    The Company has two plans which allow for the granting of stock options. As fully disclosed in Note 10, the Company applies FASB No. 123, Accounting for Stock-Based Compensation, in accounting for its stock option grants. Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123.

        Income Taxes:    Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. Federal income tax return, which includes all qualifying subsidiaries.

        Reclassifications:    Certain reclassifications have been made to the prior year consolidated financial statement presentation to conform to the 2003 presentation.

        Termination of Defined Benefit Plan:    Prior to December 30, 1999, the Registrant had a non-contributory defined benefit pension plan (the Pension Plan) for certain employees of the Company. On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering employees of the parent Company. The Company applied for an Internal Revenue Service (IRS) determination in April 2000, and received a favorable determination from the IRS in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14.4 million to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1.1 million.

        In February 2002, the Company's Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. Following the transfer of excess assets and payment of applicable excise taxes of approximately $0.2 million, the Pension Plan was considered settled in the first quarter of 2002 under the guidelines set forth in SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, because all benefit obligations were met and assets have been distributed. The Company no longer has responsibility for the pension benefit obligation. Accordingly, the Company accounted for the plan termination under SFAS No. 88 and recognized a net termination pre-tax gain of approximately $1.0 million as income to the Company in the first quarter of 2002.

        See notes 10 and 15 to the accompanying consolidated financial statements for more complete disclosure.

        Contingencies:    Southwest Water is the subject of litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its financial position, results of operations or cash flow.

        Minority Interest Call and Put Rights:    The Company holds 90% of the outstanding common stock of OpTech. The Company has the right to acquire the remaining 10% of OpTech in August 2006 based on a formula relating to the profitability of OpTech. The minority owner has the option to sell the remaining 10% of OpTech to the Company using the same formula. However the selling price cannot be less than $1.0 million.

        The Company has an 80% interest in its Windermere utility in Texas. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of the Company's stock increases to $13.61 per share (as adjusted for stock splits and dividends), for a purchase price of $6.0 million payable in Company common stock. The minority owner of Windermere has the right to require the Company to purchase the remaining 20% after October 1, 2005, for $6.0 million payable in Company common stock, subject to a limitation on the maximum and minimum number of shares issuable.

        Commitment Under Long-term Service Contract:    As part of the financing of this project, the CVWD was successful in the sale of insured municipal bonds. The Company entered into an agreement with the bond insurer to guarantee the Company's performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default. Such liability caps will not exceed an amount equal to $6.0 million during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability cap will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility estimated to be approximately $1.5 million.

        Limitations on Dividends at our California Utility:    One of our wholly owned subsidiaries, Suburban Water Systems, is limited by its mortgage bond agreement in distributing funds to Southwest Water Company. The limitation prevents paying dividends that exceed aggregate undistributed net income subsequent to December 31, 1995. Dividend distributions have averaged approximately $2.0 million per year and are less than the dividend restriction threshold as of December 31, 2003 by approximately $21.0 million.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

	Balance at Beinning of Year	Provision Charged to Income	Recoveries/ Acquisitions/ Other	Accounts Written off	Balance at End of Year
2003
Allowance for Doubtful Accounts	$2,037	$140	$182	$(751)	$1,782

2002
Allowance for Doubtful Accounts	$1,667	$372	$529	$(531)	$2,037

2001
Allowance for Doubtful Accounts	$1,468	$236	$—	$(37)	$1,667

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No. and Applicable Section of Item 601 of Regulation S-K:

3.1	Registrant's Restated Certificate of Incorporation dated April 29, 2002 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 333-106506).
3.1B
Certificate of Designation of Series E Convertible Preferred Stock Of Southwest Water Company dated January 12, 2000 (incorporated by reference to Exhibit 3.1E of Registrant's Form 10-K Report for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws of Southwest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D to Registrant's Form 10-K Report for the year ended December 31, 2001).
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
4.1D
Securities Purchase Agreement dated May 28, 2003 among Southwest Water Company and the purchases identified therein (incorporated by reference from Registration Statement on Form S-3, File No. 333-106506, filed June 25, 2003 by Southwest Water Company).
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
4.9
Registration Statement for Southwest Water common stock for the Dividend Reinvestment and Stock Purchase Plan dated September 26, 2001, (incorporated by reference to Registrant's Form S-3 Registration Statement filed with the Commission on September 26, 2001).
10.1	Second Amended and Restated Stock Option Plan, dated May 23, 2000, as amended (filed herewith).*
10.1B	Form of Non-Qualified Stock Option Agreement pursuant to Second Amended and Restated Stock Option Plan, as amended (filed herewith).*
10.1B1	Certificate of Amendment to Second Amended and Restated Stock Option Plan, dated May 8, 2003 (filed herewith).*
10.1C	Stock Option Plan for Non-Employee Directors ("Director Option Plan"), as amended (filed herewith).*
10.1C1	Form of Non-Qualified Stock Option Agreement pursuant to Director Option Plan, as amended (filed herewith).*
10.1D	Amended and Restated Employee Stock Purchase Plan dated May 28, 1998 (incorporated by reference to Appendix B to Registrant's 1998 Proxy Statement filed with the Commission on April 20, 1998).*

10.2	Dividend Reinvestment and Stock Purchase Plan Dated December 1, 1992 (incorporated by reference to Registrant's Form S-3 Registration Statement filed with the Commission on December 1, 1992).*
10.3
Stock Purchase Agreement and First Amendment to Stock Purchase Agreement dated August 13, 1993, between ECO Resources, Inc., and Robert E. Hebert (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1993).
10.4	Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q Report for the quarter ended June 30, 2000).
10.5
Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1995).*
10.6A
Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31, 1998).*
10.6B
Severance Compensation Agreement between Registrant and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.9B to Registrant's Form 10-Q Report for the quarter ended June 30, 2002).*
10.7	Credit Agreement between Registrant and Bank of America, N.A. dated October 6, 2003 (incorporated by reference herein).
10.8
Credit Agreement between Southwest Water and Union Bank of California, NA, dated June 6, 2003 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10 Q Report for the quarter ended June 30, 2003).
10.9
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
10.11
Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated April 10, 2000 (incorporated by reference to Exhibit 10.15B to Registrant's Form 10-Q Report for the quarter ended March 31, 2000).
10.11B	Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated July 10, 2003 (incorporated by reference herein).
10.11C
Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West dated April 10, 2002 (incorporated by reference to Exhibit 10.15C to Registrant's Form 10-Q Report for the quarter ended June 30, 2002).

10.12
Merger Agreement and Plan of Reorganization among Registrant, SW Utility Company, RTNT, Inc., Hornsby Bend Utility Company, Inverness Utility Company, Windermere Utility Company, Inc., HB Merger Sub, Inc. and IU Merger Sub, Inc. dated October 1, 2000 (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K Report for the year ended December 31, 2000).
10.13
Agreement and Plan of Merger between Registrant and OPT Acquisition Subsidiary, Inc., Operations Technologies, Inc., Operations Technologies Stockholder Trust and Robert W. Monette, dated August 31, 2001, (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission on September 19, 2001).
10.14
Loan Agreement among Windermere Utility Co., Inc., Registrant and Bank of the West, dated August 9, 2002, (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the year ended December 31, 2002).
10.15
LLC Purchase Agreement by and among Aqua Source, Inc., DQE, Inc. and Registrant, dated as of September 14, 2002 (incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 2002).
10.16
Official Statement for $31,555,000 San Juan Basin Authority Lease Revenue Bonds (Ground Water Recovery Project) Issue of 2002 containing descriptions and summaries of various documents relating to the project, including the Service Contract for the Design, Construction, Financing and Operation of the San Juan Basin Desalter Project by and among ECO Resources, Inc., Registrant, and the Capistrano Valley Water District, Orange County, California, dated as of September 3, 2002. (incorporated by reference to Exhibit 10.24 to Registrant's Form 10 K for the year ended December 31, 2002).
21.1	Listing of Registrant's subsidiaries.
23.1	Consent of KPMG LLP.
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2004, filed herewith.
31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2004, filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K; previously filed where indicated and incorporated herein by reference.

SOUTHWEST WATER COMPANY SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY

By:	/s/ ANTON C. GARNIER ANTON C. GARNIER Chief Executive Officer (Principal Executive Officer) March 12, 2004
By:	/s/ RICHARD J. SHIELDS RICHARD J. SHIELDS Chief Financial Officer (Principal Financial Officer) March 12, 2004
By:	/s/ MICHAEL MILLER Michael Miller Corporate Controller (Principal Accounting Officer) March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. CASTLE JAMES C. CASTLE Director March 12, 2004	/s/ DONOVAN D. HUENNEKENS DONOVAN D. HUENNEKENS Director March 12, 2004
/s/ H. FREDERICK CHRISTIE H. FREDERICK CHRISTIE Director March 12, 2004	/s/ MAUREEN A. KINDEL MAUREEN A. KINDEL Director March 12, 2004
/s/ ANTON C. GARNIER ANTON C. GARNIER Director March 12, 2004	/s/ PETER J. MOERBEEK PETER J. MOERBEEK Director March 12, 2004
/s/ LINDA GRIEGO LINDA GRIEGO Director March 12, 2004	/s/ RICHARD G. NEWMAN RICHARD G. NEWMAN Director March 12, 2004

QuickLinks

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
PART I
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SOUTHWEST WATER COMPANY SIGNATURES