Form 10-K/A
period 2003-12-31
SOUTHWEST WATER CO
filed 2004-03-22
CIK 92472

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
TABLE OF CONTENTS

Exhibit Index	3
Signatures	4

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

EXPLANATORY NOTE

        Southwest Water Company is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2003 ("Form-10-K") solely for the purpose of replacing the certifications of the Company's Principal Executive Officer and Principal Financial Officer, as required by Section 302 and 906 of the Sarbanes Oxley Act, filed on Exhibits 31.1, 31.2 and 32.1. As originally filed, these certifications inadvertently omitted conformed signatures for the Company's CEO and CFO. The certifications filed as exhibits hereto are identical to the certifications previously filed, except for the addition of conformed signatures.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit No:
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
32.1
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2004, filed herewith.

SOUTHWEST WATER COMPANY SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY

By:	/s/ RICHARD J. SHIELDS RICHARD J. SHIELDS Chief Financial Officer (Principal Financial Officer) March 22, 2004

QuickLinks

SOUTHWEST WATER COMPANY AND SUBSIDIARIES TABLE OF CONTENTS
SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SOUTHWEST WATER COMPANY AND SUBSIDIARIES EXHIBIT INDEX
SOUTHWEST WATER COMPANY SIGNATURES