Form 10-Q
period 2004-03-31
SOUTHWEST WATER CO
filed 2004-05-10
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 5, 2004, there were 16,495,998 common shares outstanding.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands except per share data)
Revenues:
Services group	$26,664	$25,188
Utility group	13,063	10,926
	39,727	36,114
Expenses:
Operating expenses - services group	25,071	22,077
Operating expenses - utility group	7,618	7,359
Selling, general and administrative expenses	6,105	5,760
	38,794	35,196

Operating Income	933	918

Other Income (Expense):
Interest expense	(1,077)	(1,197)
Interest income	120	46
Other	53	(10)
	(904)	(1,161)

Income (Loss) Before Income Taxes	29	(243)
Income Tax Provision (Benefit)	11	(94)
Net Income (Loss)	18	(149)
Dividends on Preferred Shares	7	7
Net Income (Loss) Available for Common Shares	$11	$(156)

Earnings (Loss) Per Common Share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted Average Outstanding Common Shares:
Basic	14,763	13,028
Diluted	15,686	13,028

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$712	$2,570
Restricted cash	933	2,806
Trade accounts receivable, less allowance for doubtful accounts	20,491	19,759
Other current assets	10,684	10,259
	32,820	35,394
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	275,414	271,502
Non-regulated operations property, plant and equipment—at cost	17,150	15,917
	292,564	287,419
Less accumulated depreciation and amortization	69,708	67,900
	222,856	219,519
Other Assets:
Goodwill, net	21,466	21,388
Intangible assets, net	3,495	2,026
Other assets	16,472	17,895
	$297,109	$296,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,407	$2,697
Accounts payable	9,214	11,448
Other current liabilities	14,850	17,244
	27,471	31,389
Other Liabilities and Deferred Credits:
Long-term debt	54,709	56,493
Bank lines of credit	298	16,609
Advances for construction	7,154	7,238
Contributions in aid of construction	82,542	81,556
Deferred income taxes	10,600	10,590
Other liabilities and deferred credits	12,677	12,680
Total Liabilities and Deferred Credits	195,451	216,555

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	507	507
Common stock	161	147
Paid-in capital	78,793	55,981
Retained earnings	22,197	23,032
Total Stockholders’ Equity	101,658	79,667
	$297,109	$296,222

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$18	$(149)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,819	2,029
Stock-based compensation expense	278	215
Deferred income taxes	10	71
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	1,873	—
Trade accounts receivable	(732)	1,434
Other current assets	(425)	64
Other assets	(166)	(219)
Accounts payable	(2,234)	(1,808)
Other current liabilities	505	(599)
Other liabilities	(544)	(202)
Other	(248)	294
Net cash provided by operating activities	154	1,130

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3,159)	(5,690)
Proceeds from disposition of assets	42	—
Purchase of minority interest in subsidiary	(2,900)	—
Other investments, net	(720)	(8)
Net cash used in investing activities	(6,737)	(5,698)

Cash Flows From Financing Activities:
Net proceeds from public stock offering	20,642	—
Capital improvement reimbursements	162	1,261
Contributions in aid of construction and LUE fees	1,079	931
Net (repayment of) borrowings on bank notes payable	(16,311)	2,837
Net proceeds from dividend reinvestment, debenture conversion, employee stock purchase and stock option plans	187	62
Dividends paid	(787)	(574)
Net borrowings (payments) of long-term debt	(163)	(40)
Payments on advances for construction, net	(84)	(83)
Net cash provided by financing activities	4,725	4,394

Net decrease in cash and cash equivalents	(1,858)	(174)
Cash and cash equivalents at beginning of period	2,570	1,606
Cash and cash equivalents at end of period	$712	$1,432

Supplemental Disclosure of Cash Flow information
Cash paid during the period for:
Interest	$784	$1,050
Income taxes	$—	$255

Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired	$1,531	$—
Cash paid	(720)	—
Notes issued	(811)	—
Liabilities assumed	$—	$—

Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$836	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and our subsidiaries (collectively referred to in this report as “Southwest Water”, the “Company”, “we”, “us” or “our”; except where the context otherwise requires) provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, water and wastewater infrastructure development, and utility  billing and collecting. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the 2003 Annual Report). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of March 31, 2004, and our results of operations and cash flows for the three months ended March 31, 2004 and 2003. These adjustments are of a normal recurring nature.

Note 2. – Earnings Per Share

We record earnings per share (EPS) by computing “basic EPS” and “diluted EPS” in accordance with US GAAP. Basic EPS measures our performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Common stock equivalents such as stock options, convertible debentures and warrants give rise to potentially dilutive common shares.  In July 2001, we issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $12.148. When our annual diluted earnings exceed $0.53 per share, the debentures will be considered to be common stock equivalents and will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

We incurred a loss during the three months ended March 31, 2003.  Common stock equivalents amounting to 548,000 for the quarter ended March 31, 2003 are considered antidilutive and, therefore, are not included in the computation of weighted average shares used in computing diluted loss per share.

Our board of directors declared a 4-for-3 stock split in the form of a dividend on January 1, 2004. All per share amounts and numbers of shares outstanding reflect this dividend.  The following table is a reconciliation of the numerators (income) and denominators (shares) used in both basic and diluted EPS calculations:

	For the three months ended March 31,
	2004	2003

Net income (loss) per share
Net income (loss)	$18	$(149)
Less: dividends on preferred shares	(7)	(7)
Net income (loss) available for common shares	$11	$(156)

Weighted average outstanding common shares	14,763	13,028

Earnings (loss) per common share - basic	$0.00	$(0.01)

	For the three months ended March 31,
	2004	2003

Net income (loss) per share – assuming dilution
Net income (loss) available for common shares	$11	$(156)

Weighted average outstanding common shares	14,763	13,028
Plus: shares issued on assumed exercise of stock options and warrants	923	—
Weighted average outstanding common shares	15,686	13,028

Earnings (loss) per common share - diluted	$0.00	$(0.01)

Note 3. –Stock-Based Compensation

At March 31, 2004, Southwest Water had three stock-based plans: the Stock Option Plan (SOP), the Director Stock Option Plan (DOP), and the Employee Stock Purchase Plan. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003:

	For the three Months Ended March 31,
	2004	2003
Dividend yield	1.3%	1.8%
Expected volatility	24.4%	26.6%
Risk free interest rate	3.7%	2.7%
Expected life in years	6.0	5.5

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately $278,000 and $215,000, for the three months ended March 31, 2004 and 2003, respectively.

Note 4. – Common Stock Issued

On December 29, 2003, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $50 million aggregate principal amount of common stock, debt securities and warrants.  In March 2004, we completed a public offering of 1,610,000 shares of our common stock off of the shelf registration statement.  These shares were sold at $13.58 per share and our net proceeds were approximately $20.6 million.  We may offer additional securities under this shelf registration.

Note 5. –Stock Options and Warrants

A combined summary of shares authorized and available for issuance under the SOP and the DOP as of March 31, 2004 is as follows:

	SOP	DOP	Total
Shares authorized for issuance	4,241,178	437,555	4,678,733
Shares available for issuance	1,496,460	173,830	1,670,290

A combined summary of the status of the SOP, the DOP and warrants as well as changes during the three months ended March 31, 2004 is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2003	2,491	$6.91
Granted	325	14.30
Exercised	(42)	2.14
Forfeited	(67)	4.94
Outstanding at March 31, 2004	2,707	$7.75

Exercisable at March 31, 2004	1,446	$6.29

The following table summarizes information about stock options and warrants outstanding at March 31, 2004:

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at March 31, 2004	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	265	0.2	$2.75	265	$2.75
3.75	7.50	593	1.9	5.32	550	5.30
7.50	11.25	1,475	5.3	8.05	609	8.54
11.25	15.00	374	6.6	13.97	22	11.70
$1.50	$15.00	2,707	4.2	$7.75	1,446	$6.29

Employee Stock Purchase Plan (ESPP): We have a stockholder-approved ESPP that allows eligible employees to purchase our common stock through payroll deductions of up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued 4,914 shares to employees during the three months ended March 31, 2004. At March 31, 2004, 1,139,532 shares were reserved for issuance under the ESPP and 865,335 shares were available for issuance.

Note 6. – Operating Segments

Southwest Water has two reportable segments: the Services Group and the Utility Group operations.  We have not changed the basis of segmentation or measurement of segment profit or loss from that reported in our 2003 Annual Report.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Revenues are earned by providing operations and maintenance services under contracts with municipalities and other clients.  Construction management and contract billing are also included in the Services Group. The Utility Group owns public water utilities in California, New Mexico and Texas.  We own wastewater facilities in New Mexico and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state authorities.

The following table presents information about the operations of each reported segment for the three months ended March 31, 2004 and 2003:

	Services Group (1)	Utility Group	Total Segments Information	Other (2)	Total Consolidated Information
	(in thousands)
For the Three Months Ended March 31, 2004
Total revenues (1)	$26,664	$13,063	$39,727	$—	$39,727
Segment operating income (loss)	(732)	3,011	2,279	(1,346)	933
Interest income	99	—	99	21	120
Interest expense	(107)	(580)	(687)	(390)	(1,077)
Other income (expense)	(352)	43	(309)	362	53
Income (loss) before income taxes	(1,092)	2,474	1,382	(1,353)	29

	Services Group (1)	Utility Group	Total Segments Information	Other (2)	Total Consolidated Information
	(in thousands)
For the Three Months Ended March 31, 2003
Total revenues (1)	$25,188	$10,926	$36,114	$—	$36,114
Segment operating income (loss)	(1)	1,544	1,543	(625)	918
Interest income	29	17	46	—	46
Interest expense	(118)	(641)	(759)	(438)	(1,197)
Other income (expense)	(327)	221	(106)	96	(10)
Income (loss) before income taxes	(417)	1,141	724	(967)	(243)

(1)          In addition to services provided to external customers, certain companies in our Services Group provide construction, operations and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, we do not eliminate the intersegment profit on the work performed when the sales price is reasonable and it is probable that the costs will be recoverable through the rate making process. Intersegment revenue eliminated was approximately $1.1 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

(2)          “Other” consists primarily of costs that include corporate headquarters expenses and functional departments whose costs are not allocated to the segments.

The following table presents information about the identifiable assets of each reported segment as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
Services Group	$66,048	$67,831
Utility Group	225,511	222,436
Corporate and Other	5,550	5,955
Consolidated	$297,109	$296,222

Note 7. – Seasonality

The results of operations for one quarter do not indicate results to be expected in another quarter.

Our Services Group operations can be affected by weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Depending on the specific contractual terms, this additional work may be billable to our various clients.  A significant portion of revenues of our Texas subsidiaries is earned under time and materials contracts and revenues can be affected by weather and rainfall.  Precipitation in the Services Group’s Houston base of operations was 138% and 80% of average during the three months ended March 31, 2004 and 2003, respectively.  Higher than average precipitation during the three months ended March 31, 2004 limited or delayed our ability to perform billable services as noted above.

Our Utility Group water operations are seasonal, as rainfall and weather conditions affect water consumption.  In our service areas the second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations.

Note 8. – Commitment, Contingencies and Restrictions

We own 90% of the outstanding common stock of Operations Technologies, Inc. (OpTech). We have the right to acquire the remaining 10% of OpTech in August 2006 based on a formula relating to the profitability of OpTech, subject to a minimum price of  $1 million. The minority owner has the option to sell the remaining 10% of OpTech to us using the same formula.

We have an 80% interest in Windermere Utility Company (Windermere) in Texas. We have the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of our common stock increases to $13.61 per share (as adjusted for stock splits and dividends), for a purchase price of $6.0 million payable in our common stock. The minority owner of Windermere has the right to require us to purchase the remaining 20% after October 1, 2005, for $6.0 million payable in our common stock, subject to a limitation on the maximum and minimum number of shares issuable.

Commitments Under Long-term Service Contracts

In September 2002, we agreed to facilitate the engineering and construction of a $25.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project includes the drilling of eight new wells and the development of associated water lines. We have entered into subcontractor agreements with an engineering firm and a large construction firm to fulfill significant obligations of this service contract. During 2002, we deferred approximately $570,000 in pre-contract costs and began to recognize profit under the percentage-of-completion method of accounting.

During construction of the CVWD plant, we have received payments upon completion of construction milestones and we expect to continue to receive such payments until final completion of the construction. In addition, the CVWD awarded to us a 20-year $20.0 million contract to operate the treatment plant after completion of construction. Construction of the plant commenced in December 2002. As of March 31, 2004, the plant was approximately 75% complete. We expect construction to be completed in 2004, at which time we will begin to operate and maintain the facility under the 20-year contract. Upon completion, the plant will have the capacity to treat approximately 5.0 million gallons of water per day.

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

The CVWD service contract contains certain guarantees related to our performance, including certain liquidated damages in the event of our failure to perform not caused by uncontrollable circumstances as defined in the service contract. Among other things, we are obligated to produce from the completed plant a specified volume of treated water by December 4, 2004. In the event of a delay beyond this date, not caused by a defined uncontrollable circumstance, specified delay liquidated damages are to be paid to CVWD. To mitigate these issues, we have secured from our construction subcontractors both contractual liquidated damage provisions and performance and completion bonds. In addition, we may also be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD. During the 20-year operation period, we have made certain other guarantees to CVWD, including guarantees with respect to the quality and quantity of the treated water.

As part of the financing of this project, the CVWD issued insured municipal bonds. We entered into an agreement with the bond insurer to guarantee our performance under the service contract, subject to certain liability limits to the bond insurer in the event of a default. Such liability limits will not exceed an amount equal to $6.0 million during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability limits will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility estimated to be approximately $1.5 million.

Legal Proceedings

Southwest Water and a subsidiary have been named as defendants in lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court (the Court) ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by the California Department of Health Services (DOHS). The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet these water quality standards. We believe that we have complied with DOHS water quality standards. The Court directed that the cases be sent to a trial court for further proceedings. These cases have been consolidated before a single judge. The parties are now engaged in initial discovery and motions to determine whether, in light of the ruling by the Court, the plaintiffs can plead and prove any violation of water quality standards by the CPUC regulated water companies. Southwest Water and its subsidiary have requested defense and indemnification from our liability insurance carriers for these lawsuits.  Our liability insurance carriers are currently absorbing the costs of defense of the lawsuits. We cannot predict the outcome of these lawsuits. Based upon information available at this time, we do not expect that these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and its subsidiaries are also the subjects of other litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flow.

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

As a result of this contamination, under the terms of an agreement with the responsible parties, we have received payments from these parties, and we expect to continue to receive payments until completion of remediation.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells.  Our agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and as such we bill and collect reimbursements monthly.  These monthly reimbursements are recorded as a reduction to operating expenses — utility group, which consequently increase our operating income.  During the three months ended March 31, 2004 and 2003 these reimbursements were approximately $539,000 and $860,000, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.  These contributions, recorded as contributions in aid of construction (CIAC), were approximately $162,000 and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.

Note 9. –Subsequent Events

In April 2004, we obtained a firm commitment from two of our commercial banks to expand our lines of credit by an additional $30 million and to extend the maturity of our two existing lines from September 2005 to September 2006.  The line extension is intended to provide us with additional funds to use for future acquisition opportunities.

On April 30, 2004 we agreed to acquire two regulated water and wastewater utility companies (Tenkiller Utility Company and Tecon Water Companies, Inc.) from Tecon Water Holdings, L.P.  The purchase price of approximately $63 million will be paid by the assumption of approximately $17 million in debt and the remainder will be paid in cash.  We expect to complete the purchase of these utility companies in the third quarter of 2004, subject to the receipt of regulatory approvals.  These utility companies serve approximately 21,000 water and 4,000 wastewater connections in Texas, and 250 wastewater connections in Oklahoma.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Southwest Water Company and subsidiaries (“Southwest”, “we” or the “Company”) provide a broad range of services including water production and distribution, wastewater collection and treatment, public works services, utility infrastructure and construction management, customer billing and service, and utility billing and collecting. We provide services to more than two million people in 35 states. Our business is segmented into two operating groups: our Services Group and our Utility Group.

Our Services Group operates our contract service businesses in which we operate and maintain water supply and wastewater  facilities owned by cities, public agencies, municipal utility districts and private entities primarily in Texas, New Mexico, California, Colorado, Mississippi and Georgia. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group prices are not subject to regulation. We also provide utility  billing and collecting services in numerous states.

Our Utility Group owns and operates rate-regulated public water utilities in California, New Mexico and Texas. We own wastewater facilities in New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

Results of Operations

A summary of our consolidated results for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue
	($ amounts in millions)
Revenues:
Services group	$26.7	67	$25.2	70
Utility group	13.0	33	10.9	30
	39.7	100	36.1	100

Expenses:
Operating expenses - services group	25.1	63	22.1	61
Operating expenses - utility group	7.6	19	7.3	20
Selling, general and administrative expenses	6.1	15	5.8	16
	38.8	97	35.2	97

Operating Income	0.9	3	0.9	3

Other Income (Expense):
Interest expense	(1.1)	3	(1.2)	3
Interest income	0.1	—	—	—
Other	0.1	—	—	—
	(0.9)	3	(1.2)	3

Income (Loss) Before Income Taxes	—	—	(0.3)	—
Income Tax Provision (Benefit)	—	—	(0.1)	—
Net Income (Loss)	$—	—	$(0.2)	—

Discussion of Results of Operations for Three Months Ended March 31, 2004 and 2003

Revenues

Services group

Services Group revenues represent fees earned for water and wastewater facility operations and maintenance (O&M) services, equipment maintenance and repair, sewer pipeline cleaning, utility billing and collection services, construction management services and state-certified water and wastewater laboratory analysis. Our Services Group operations can be affected by weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Depending on our specific contractual terms, this additional work may be billable to our various clients.   Revenues for the three months ended March 31, 2004 increased approximately $1.5 million, or 6%, to $26.7 million from $25.2 million during the same period of the prior year.  The increase was primarily due to:

1.               A $1.5 million dollar increase in revenues earned from our construction management project for the city of San Juan Capistrano, California.  Revenues earned during the three months ended March 31, 2004 and 2003 were $2.5 million and $1.2 million, respectively.

2.               A $0.9 million increase in operations and maintenance revenue under a 10-year, $30 million contract to operate and maintain the public works department of the City of Pascagoula, Mississippi.

The increases noted above were partially offset by reductions in revenues earned at our Services Group Texas operations. A significant portion of revenue of our Texas subsidiaries is earned under time and materials contracts and revenues can be affected by weather and rainfall.  Precipitation in the Services Group’s Houston base of operations was 138% and 80% of average during the three months ended March 31, 2004 and 2003, respectively.  Higher than average precipitation during the three months ended March 31, 2004 limited or delayed our ability to perform billable services.

In addition, during the first quarter of 2004, we determined that certain receivables of $0.3 million would not likely be collected.  Accordingly the receivables were written off.

Utility group

Utility Group revenues represent fees earned for the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use. Revenues in the Utility Group increased approximately $2.1 million, or 20%, to $13.0 million during the three months ended March 31, 2004 from $10.9 million during the same period of the prior year. The increase is primarily due to the favorable effect of rate increases in our California and Texas utilities and increased customer connections in our New Mexico and Texas utilities.  The changes are represented as follows:

(in millions)
Favorable effect of rate increase in revenues	$1.7
Favorable effect of increase in connections	0.1
Increase in water consumption	0.3
Net increase in revenues	$2.1

Expenses

Operating expenses – services group

Operating expenses – services group represent salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.  Operating expenses — services group represented approximately 94% of Services Group revenues for the three months ended March 31, 2004 and 87% of revenues for the same period of 2003. Operating expenses increased approximately $3.0 million, or 14%, to $25.1 million during the three months ended March 31, 2004 from $22.1 million during the same period of 2003.   The increase was due primarily to the following:

1.               Approximately $1.3 million of the increase was due to increased activity under our construction management contract with the CVWD.

2.               Approximately $0.6 million of the increase was due to costs to provide service under our new contract with the City of Pascagoula, Mississippi.

3.               During the first quarter of 2004, we determined that we would likely incur a loss on a construction contract involving the rehabilitation of a wastewater facility in Virginia.   The revenues and expenses under the contract have been recognized under the percentage of completion method.  Accordingly, during the three months ended March 31, 2004, we recorded a charge for the entire expected loss of approximately $0.2 million.

4.               The remaining increase was due to a general growth in activity in our businesses which are not generally affected by weather.  These included our utility billing and collection, laboratory services and government services businesses.

Operating expenses – utility group

Operating expenses—utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses—utility group represented approximately 58% and 68% of revenues from utility operations for the three months ended March 31, 2004 and 2003, respectively.  The decrease in operating expenses as a percentage of revenue was due to the aforementioned increase in Utility Group revenues, which was primarily due to an increase in rates at our California  and Texas utilities. Operating expenses for our Utility Group increased $0.3 million, or 4%, to $7.6 million during the three months ended March 31, 2004 from $7.4 million during the comparable period of 2003.

Water production costs at our California utility decreased approximately 20% from $241 per acre foot for the three months ended March 31, 2003 to $193 per acre foot for the three months ended March 31, 2004.  This decrease resulted from a shift from higher cost purchased water toward less expensive produced water from our own wells.  This increased water production related to two new wells which were not available during the three months ended March 31, 2003.  The percentage of water produced from our own wells was 62% and 28% during the three months ended March 31, 2004 and 2003, respectively.

However the benefit from the change in mix of water sold was partially offset by (i) increased utility plant maintenance and repair costs and (ii) increased energy costs.

Operating expenses at our New Mexico and Texas utilities increased during the three months ended March 31, 2004 as compared to the comparable period of 2003. The increase was primarily due to a slight increase in volume and in the number of connections served by our New Mexico and Texas utilities.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative costs increased $0.3 million, or 5%, to $6.1 million for the three months ended March 31, 2004 from $5.8 million during the same period of the prior year.  The increase was due to increased legal and accounting fees incurred as a result of:

1.               The increased size and complexity of our operations.

2.               Our efforts to prepare for and comply with the Sarbanes Oxley Act of 2002.

Selling, general and administrative expenses as a percentage of revenues decreased to 15% for the three months ended March 31, 2004 from 16% during the three months ended March 31, 2003.

Other Income (Expense)

Interest Expense

The major components of interest expense for three months ended March 31, 2004 and 2003 are as follows:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Interest expense – convertible subordinate debentures	$326	$341
Interest expense – bank lines of credit	247	227
Interest expense – mortgage bonds and bank term loan	492	582
Interest expense – other	154	129
Total interest expense before capitalized interest	1,219	1,279
Capitalized interest	(142)	(82)
Total interest expense	$1,077	$1,197

Total interest expense decreased to approximately $1.1 million for the three months ended March 31, 2004, from approximately $1.2 million for the comparable period in 2003, due to the following:

1.               A general decrease in interest rates.  Our effective interest rates for the three months ended March 31, 2004 and 2003 were 5.4% and 6.2%, respectively.

2.               A reduction in our long-term debt.

3.               An increase in capitalized interest expense arising from internal construction projects.

Provision for Income Taxes

Our effective tax rates for the three months ended March 31, 2004 and 2003 were approximately 37% and 39%, respectively.

Liquidity and Capital Resources

Our operating activities provided approximately $154,000 in cash during the three months ended March 31, 2004.  Cash provided by the excess of revenues and costs, excluding non-cash items, (such as depreciation, amortization and stock compensation expense), was offset by changes in working capital.

Our investing activities used cash of $6.7 million during the three months ended March 31, 2004.  Approximately $3.2 million represented capital expenditures for property, plant and equipment used by our Utility Group, including new wells and transmission lines and the construction of a lift station and water line in Texas.  Approximately $2.9 million was used to acquire the minority interest of one of our subsidiaries.  Approximately $0.7 million was used by our services group to purchase certain companies.

The following table summarizes our activity for additions to property, plant and equipment during the three months ended March 31, 2004:

Three Months Ended March 31, 2004
(in millions)
Company-financed additions	$1.9
Capital improvement reimbursements	0.2
Contributions paid for by developers	1.1
Net cash used in investing activities	3.2
Property contributed by developers	0.8
Total additions to property, plant and equipment	$4.0

Financing activities provided cash of approximately $4.7 million during the three months ended March 31, 2004. In March 2004, we completed a public offering of 1,610,000 shares of our common stock. The 1,610,000 shares were sold at $13.58 per share and our net proceeds were approximately $20.6 million.  We used proceeds from this offering to reduce amounts outstanding under our lines of credit.

CIAC represents contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. CIAC and advances for construction provided approximately $1.2 million in cash.

Cash used to reduce debt and to pay dividends was approximately $16.3 million and $0.8 million, respectively.   Items such as proceeds from stock options and stock purchase plans represented the remainder of cash provided by financing activities.

Our liquidity is influenced primarily by cash flows from operations and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments we make, including the acquisitions.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial conditions, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

A summary of our future contractual obligations and commercial commitments as of March 31, 2004 is as follows:

	Years ending December 31,
	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$298	$—	$—	$—	$298
Bank term loan	375	500	500	500	$7,375	9,250
Economic development revenue bonds	90	95	100	105	1,925	2,315
Mortgage bonds	900	900	13,500	—	$8,000	23,300
Convertible subordinate debentures (1)	—	—	—	—	17,960	17,960
Notes payable	1,900	1,220	1,378	386	406	5,290
Advances for construction	179	179	179	179	6,438	7,154
Obligations under non-cancellable operating leases	3,772	4,313	3,468	2,426	12,918	26,897
Other	365	456	495	517	3,680	5,513
	$7,581	$7,961	$19,620	$4,113	$58,702	$97,977

(1)          The convertible subordinate debentures are due in 2021.  There are no intermediate put rights attached to the debentures.

On March 31, 2004, we had working capital of approximately $5.3 million with available cash and cash-equivalent balances of approximately $0.7 million (excluding restricted cash balances), as well as aggregate lines of credit totaling $40.0 million consisting of three separate unsecured lines of credit from three commercial banks. Our total borrowing availability under lines of credit was approximately $39.2 million on March 31, 2004. On April 13, 2004, we obtained a firm commitment from two of our commercial banks to expand our lines of credit by an additional $30 million and to extend the maturity of our two existing lines from September 2005 to September 2006.  The extensions are intended to provide us with additional funds to use for future acquisitions.

In January 2003, we expanded one of our lines of credit from one of our commercial banks by $3.4 million. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under a service contract to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project, expected in the latter portion of this year, the standby letter of credit and the related credit facility will be terminated.

We anticipate that our available lines of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.

We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During the three months ended March 31, 2004, we were in compliance with all applicable covenants under each of the line of credit agreements.

In addition to our lines of credit, we had excess borrowing capacity under our first mortgage bond indentures of approximately $38.9 million as of March 31, 2004. However, the additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the remaining unused credit line amount.

On December 29, 2003, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $50 million aggregate principal amount of common stock, debt securities and warrants.  As of March 31, 2004, we had approximately $28 million available under this shelf registration.  We may offer additional securities under the shelf registration statement.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are important to fully understanding and evaluating our reported financial results include the following:

•                  Revenue recognition,

•                  Valuation of long-lived and intangible assets,

•                  Accounting for regulated business in accordance with SFAS 71,

•                  Stock-based compensation, and

•                  Deferred costs.

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

Revenues for utility billing and collecting services are recognized and billed at the end of the month in which services are performed. Revenues for installation of utility billing and collection equipment are accounted for using the percentage-of-completion method.

Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management determines we will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

We provide design, build and operation services under time-and-material and fixed-price contracts, which may extend up to 20 or more years.  Many of these contracts include multiple deliverables.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

If a contract involves the provision of multiple elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element, provided the elements qualify for separation under Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a construction service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At March 31, 2004, other assets include approximately $22.2 million of goodwill, which was no longer subject to amortization beginning in 2002. There were no impairment charges to goodwill as of March 31, 2004 and no events have occurred during the three months ended March 31, 2004 that indicated diminution in the value of recorded goodwill.

Under the provisions of SFAS No. 141, Business Combinations, we identified approximately $0.2 million of intangible contract costs in connection with our acquisition of Aqua Services and approximately $1.1 million of intangible contract costs in connection with our acquisition of OpTech. We are amortizing these intangible contract costs over a period of four years, which is the average estimated life of the contracts.

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

One of our Services Group subsidiaries has contracted with our utilities in Texas and New Mexico to perform operating services, maintenance, and construction work, and to manage capital projects. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers. In accordance with SFAS No. 71, our Services Group recognizes profit from work performed and does not eliminate the intercompany profit when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable by the utility through the rate-making process. Accordingly, the intercompany profit, for construction as well as O&M services, and the related receivables and payables, on such work have not been eliminated in the accompanying condensed consolidated financial statements. However, all revenue in excess of profits has been eliminated in consolidation.

Our California water utility recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC changed this policy by eliminating the use of balancing accounts as of November 29, 2001. In December 2002, the CPUC issued a decision that we believe will allow our water utility in California to recover the $2.3 million that was held in the balancing account as of November 29, 2001, but there can be no assurance that this will be the case.

Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These differences are tracked in a memorandum account and we will attempt to recover these expenses in future rate hearings.

Stock-Based Compensation

In 2002, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires valuation of stock options issued based upon an option pricing model and recognition of this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we restated our condensed consolidated financial statements for periods prior to 2002 to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

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

Stock Dividends and Splits

All information regarding common stock, stock options, warrants, other common stock equivalents and related per share amounts has been restated for a 4-for-3 stock split in the form of a stock dividend on January 1, 2004.

Deferred Costs

We defer certain costs incurred in anticipation of future contract sales.  These costs include but are not limited to the costs of mobilization, engineering, architectural, or other services incurred on the basis of commitments or other indications of interest in negotiating a contract.  Costs to make, buy or use assets in connection with anticipated contracts are also included.  We subsequently amortize these deferred contract acquisition costs on a straight-line basis over the remaining original contract term unless revenue patterns indicate a more accelerated method is appropriate. Deferred contract costs are shown net of accumulated amortization in other assets. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If long-lived assets are determined to be impaired, impairment is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

RISK FACTORS

The following factors, which are described more fully in our 2003 Annual Report, represent risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could affect forward-looking statements relating to the resolution of the reportable condition with respect to internal controls discussed in Item 4 below and Item 9A of our 2003 Annual Report, include among other things: our ability to fully resolve the deficiencies during 2004; our ability to identify and retain qualified and experienced financial personnel at the Services Group; our ability to design and maintain policies and procedures which enable us to avoid any reoccurrence of the matters which gave rise to the reportable condition; and our ability to implement policies and procedures including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See “Risk Factors” in our 2003 Annual Report for further disclosure related to risk factors:

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

•                  Weather conditions can affect the financial results of our Services Group.

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

•                  Our operating contracts may be canceled, reducing our revenues and backlog.

Risk Factors that affect our Utility Group operations

•                  Weather conditions can affect the financial results of our Utility Group.

•                  Changes in the regulatory environment, including restrictions on the rates we are allowed to charge customers, may adversely affect our results of operations.

•                  We may discover additional sources of contamination of our water sources which may adversely affect our operations.  We may not recover costs incurred or revenues lost due to such contamination from parties responsible or from rate payers.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have certain indebtedness that is subject to variable rate interest. As a result, Southwest Water’s interest expense is affected by changes in the general level of interest rates. The interest expense we pay on our line of credit borrowings and certain term loans is determined based upon a rate formula that fluctuates with short-term LIBOR rates and cannot exceed the banks’ prime rate minus one-quarter percent.

We completed a $20.0 million, 20-year convertible subordinate debenture offering in July 2001, which bears a fixed interest rate of 6.85% per annum. The proceeds were used to pay down certain variable rate indebtedness. Our long-term debentures were sold with a fixed interest rate, and are not subject to market fluctuation of interest rates. Our debentures are convertible into Southwest Water common stock and at such time as our annual diluted earnings exceed $0.53 per share, the debentures will be considered to be common stock equivalents and will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this Report. Based upon that evaluation, including the consideration of the reportable condition discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

As reported in our 2003 Annual Report, in March 2004, management, in consultation with our independent accountants, identified deficiencies in certain aspects of the monitoring and analysis components of the internal control procedures in our Services Group segment which constituted a reportable condition (as defined in AU 325, Communication of Internal Control Related Matters Noted in An Audit of the AICPA Professional Standards). These identified deficiencies impacted the quality and timeliness of the reporting and reconciliation of certain transactions in the Services Group. The matters involving the reportable condition have been discussed in detail among management, the audit committee of our board of directors, and our independent accountants. The identified deficiencies did not require any restatement of our consolidated financial statements for any prior period. As discussed in our 2003 Annual Report, management is implementing changes which we expect will rectify these deficiencies during 2004.

In the first quarter of 2004, no change occurred in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Subsequent Events

On April 13, 2004 we obtained a firm commitment from two of our commercial banks to expand our lines of credit by an additional $30 million and to extend the maturity of our two existing lines from September 2005 to September 2006.  The extensions were intended to provide us with additional funds to use for acquisition opportunities.

On April 30, 2004 we entered into a definitive agreements to acquire two regulated water and wastewater utility companies (Tenkiller Utility Company and Tecon Water Companies, Inc.) from Tecon Water Holdings, L.P.  The purchase price of approximately $63 million will be paid by the assumption of approximately $17 million in debt and we will pay the remainder in cash.  We expect the purchase of these utility companies to be completed in the third quarter of 2004, subject to the receipt of regulatory approvals.  These utility companies currently serve approximately 21,000 water and 4,000 wastewater connections in Texas, and 250 wastewater connections in Oklahoma.

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

On March 16, 2004, we filed a Current Report on Form 8-K furnishing an earnings release with respect to our financial results for the three months and the year ended December 31, 2003.

On March 22, 2004, we filed a Current Report on Form 8-K furnishing a press earnings release announcing the proposed sale of 1,400,000 shares of Southwest Water’s common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-3.

On March 24, 2004, we filed a Current Report on Form 8-K furnishing the Underwriting Agreement, dated March 24, 2004, relating to the public offering of up to 1,610,000 shares of our common stock, par value $0.01 per share, pursuant to our Registration Statement on Form S-3.

On March 29, 2004, we filed a Current Report on Form 8-K furnishing a press earnings release announcing the completion of the sale of 1,610,000 shares of Southwest Water’s common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-3.

On May 3, 2004, we filed a Current Report on Form 8-K furnishing a press release announcing our definitive agreement to acquire regulated water and wastewater utility companies from Tecon Water Holdings, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY
(Registrant)

Dated: May 10, 2004	/s/ RICHARD J. SHIELDS
Richard J. Shields Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)