Form 10-Q
period 2004-06-30
SOUTHWEST WATER CO
filed 2004-08-06
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 4, 2004, there were 16,568,295 common shares outstanding.

SOUTHWEST WATER COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Revenues:
Services group	$29,118	$27,702	$55,782	$52,890
Utility group	16,576	13,762	29,639	24,688
	45,694	41,464	85,421	77,578
Expenses:
Operating expenses - services group	25,055	24,323	50,126	46,329
Operating expenses - utility group	8,614	8,219	16,232	15,646
Selling, general and administrative expenses	6,857	5,425	12,962	11,185
	40,526	37,967	79,320	73,160

Operating Income	5,168	3,497	6,101	4,418

Other Income (Expense):
Interest expense	(1,076)	(1,109)	(2,153)	(2,306)
Interest income	188	—	308	49
Gain on sale of land	—	720	—	720
Other	(227)	(110)	(174)	(119)
	(1,115)	(499)	(2,019)	(1,656)

Income Before Income Taxes	4,053	2,998	4,082	2,762
Income Tax Provision	1,500	1,109	1,511	1,022
Net Income	2,553	1,889	2,571	1,740
Dividends on Preferred Shares	7	7	14	14
Net Income Available for Common Shareholders	$2,546	$1,882	$2,557	$1,726

Earnings Per Common Share:
Basic	$0.15	$0.14	$0.16	$0.13
Diluted	$0.15	$0.13	$0.15	$0.12

Weighted Average Outstanding Common Shares:
Basic	16,502	13,561	15,637	13,295
Diluted	17,338	14,103	16,517	13,840

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,867	$2,570
Restricted cash	991	2,806
Trade accounts receivable, less allowance for doubtful accounts	25,475	19,759
Other current assets	10,971	10,259
	39,304	35,394
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	282,129	271,502
Non-regulated operations property, plant and equipment—at cost	17,227	17,485
	299,356	288,987
Less accumulated depreciation and amortization	71,631	67,900
	227,725	221,087
Other Assets:
Goodwill	21,959	21,388
Intangible assets, net	7,141	2,026
Other assets	15,695	16,327
	$311,824	$296,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$4,125	$2,697
Accounts payable	8,240	11,448
Other current liabilities	16,992	17,244
	29,357	31,389
Other Liabilities and Deferred Credits:
Long-term debt	53,746	56,493
Bank lines of credit	7,009	16,609
Advances for construction	7,203	7,238
Contributions in aid of construction	84,494	81,556
Deferred income taxes	10,772	10,590
Other liabilities and deferred credits	14,954	12,680
Total Liabilities and Deferred Credits	207,535	216,555

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	466	507
Common stock	165	147
Paid-in capital	79,631	55,981
Retained earnings	24,027	23,032
Total Stockholders’ Equity	104,289	79,667
	$311,824	$296,222

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net income	$2,571	$1,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,687	4,003
Stock-based compensation expense	447	467
Gain on sale of land	—	(720)
Deferred income taxes	181	860
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	1,815	—
Trade accounts receivable	(5,716)	(3,135)
Other current assets	(712)	838
Other assets	634	1,137
Accounts payable	(3,210)	(2,779)
Other current liabilities	2,647	(1,915)
Other liabilities	1,484	(1,369)
Other	(580)	11
Net cash provided by (used in) operating activities	3,248	(862)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(11,217)	(9,179)
Proceeds from disposition of assets	—	741
Purchase of minority interest in subsidiary	(2,900)	—
Cash used to acquire customer units	(4,063)	—
Net cash used in investing activities	(18,180)	(8,438)

Cash Flows From Financing Activities:
Net proceeds from stock offerings	20,573	10,988
Capital improvement reimbursements	169	2,182
Contributions in aid of construction and LUE fees	4,891	1,975
Net repayment of bank notes	(9,622)	(5,934)
Proceeds from sale/leaseback of assets	78	1,102
Net proceeds from dividend reinvestment, debenture conversion, employee stock purchase and stock option plans	445	733
Dividends paid	(1,576)	(1,141)
Payments of long-term debt	(572)	(177)
Payments on advances for construction, net	(157)	(166)
Net cash provided by financing activities	14,229	9,562

Net (decrease) increase in cash and cash equivalents	(703)	262
Cash and cash equivalents at beginning of period	2,570	1,606
Cash and cash equivalents at end of period	$1,867	$1,868

Supplemental Disclosure of Cash Flow information
Cash paid during the period for:
Interest	$2,085	$2,555
Income taxes	$125	$305

Non-cash investing and financing activities:
Purchase of businesses
Fair value of customer units acquired	$5,502	$—
Cash used to acquire customer units	(4,063)	—
Notes issued to acquire customer units	(1,439)	—
Liabilities assumed	$—	$—

Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$2,349	$3,629

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and its subsidiaries (collectively referred to in this report as “Southwest Water”, the “Company”, “we”, “us” or “our” except where the context otherwise requires) provide a broad range of water and wastewater services including water production and distribution, wastewater collection and treatment, public works services, water and wastewater infrastructure development, and utility  billing and collecting. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the 2003 Annual Report). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest Water as of June 30, 2004, and our results of operations for the three and six months ended June 30, 2004 and 2003 and the results of cashflows for the six months ended June 30, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation.

Note 2. – Earnings Per Share

We record earnings per share (EPS) by computing “basic EPS” and “diluted EPS”. Basic EPS measures our performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares.  In July 2001, we issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $12.148. When our annual diluted earnings exceed $0.53 per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

We effected a 4-for-3 stock split in the form of a stock dividend on January 1, 2004. All per share amounts and numbers of shares outstanding reflect this dividend.  The following table is a reconciliation of the numerators (income) and denominators (shares) used in both basic and diluted EPS calculations:

On August 6, 2004 we announced a 10.5 percent increase in our quarterly common share cash dividend, from $.0475 to $.0525 per share. The Company's Board of Directors also declared a quarterly cash dividend of $.65625 per share of Series A preferred stock. The cash dividends will be paid on October 21, 2004, to stockholders of record on September 30, 2004.

Basic EPS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income per share
Net income	$2,553	$1,889	$2,571	$1,740
Less: dividends on preferred shares	(7)	(7)	(14)	(14)
Net income available for common shares	$2,546	$1,882	$2,557	$1,726

Weighted average outstanding common shares	16,502	13,561	15,637	13,295

Earnings per common share - basic	$0.15	$0.14	$0.16	$0.13

Diluted EPS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)

Net income per share - assuming dilution
Net income available for common shares	$2,546	$1,882	$2,557	$1,726

Weighted average outstanding common shares	16,502	13,561	15,637	13,295
Plus: shares issued on assumed exercise of stock options and warrants	836	541	880	545
Weighted average outstanding common shares	17,338	14,103	16,517	13,840

Earnings per common share - diluted	$0.15	$0.13	$0.15	$0.12

Note 3. –Stock-Based Compensation

At June 30, 2004, Southwest Water had three stock-based plans: the Stock Option Plan (SOP), the Director Stock Option Plan (DOP), and the Employee Stock Purchase Plan. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003:

	For the Six Months Ended June 30,
	2004	2003
Dividend yield	1.3%	1.8%
Expected volatility	24.4%	26.6%
Risk free interest rate	3.7%	2.7%
Expected life in years	6.0	5.5

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock-based compensation expense	$169,000	$252,000	$447,000	$467,000

Note 4. – Common Stock Issued

On December 29, 2003, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $50 million aggregate principal amount of common stock, debt securities and warrants.  In March 2004, we completed a public offering of 1,610,000 shares of our common stock under the shelf registration statement.  These shares were sold at $13.58 per share and our net proceeds were approximately $20.6 million.  We may offer additional securities under this shelf registration.

In May 2003, we completed a private placement of 1,477,377 shares of newly issued common stock to certain institutional investors. Net proceeds from the private placement were approximately $11.0 million.

During the six months ended June 30, 2004, approximately $2.2 million of our 6.85% fixed-rate convertible subordinate debentures were converted into approximately 180,000 shares of our common stock.

Note 5. –Stock Options and Warrants

A combined summary of shares authorized and available for issuance under the SOP and the DOP as of June 30, 2004 is as follows:

	SOP	DOP	Total
Shares authorized for issuance	4,241,178	687,555	4,928,732
Shares available for issuance	1,074,571	363,830	1,438,401

A combined summary of the status of the SOP, the DOP and warrants as well as changes during the six months ended June 30, 2004 is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2003	2,491	$6.91
Granted	393	13.88
Exercised	(66)	4.57
Forfeited	(114)	7.27
Outstanding at June 30, 2004	2,704	$8.26

Exercisable at June 30, 2004	1,624	$6.59

The following table summarizes information about stock options and warrants outstanding at June 30, 2004:

Range of Exercise Prices		Options and Warrants Outstanding			Options and Warrants Exercisable
		Number Outstanding at June 30, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
					Number Exercisable at June 30, 2004	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	265	0.2	$2.75	265	$2.75
3.75	7.50	593	1.5	5.32	575	5.30
7.50	11.25	1,418	5.1	8.85	739	8.66
11.25	15.00	428	6.5	13.78	45	11.70
$1.50	$15.00	2,704	4.0	$8.26	1,624	$6.59

Employee Stock Purchase Plan (ESPP): We have a stockholder-approved ESPP that allows eligible employees to purchase our common stock through payroll deductions of up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued 8,928 shares to employees during the six months ended June 30, 2004. At June 30, 2004, 1,139,532 shares were reserved for issuance under the ESPP and 861,321 shares were available for issuance.

Note 6. – Operating Segments

Southwest Water has two reportable segments: the Services Group and the Utility Group.  We have not changed the basis of segmentation or measurement of segment profit or loss from that reported in our 2003 Annual Report.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Revenues are earned by providing operations and maintenance services under contracts with municipalities and other clients.  The Services Group also provides construction management and utility billing services.

The Utility Group owns regulated water utilities in California, New Mexico and Texas, as well as wastewater facilities in New Mexico and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state authorities.

The following table presents information about the operations of each reported segment for the three and six months ended June 30, 2004 and 2003:

	Services Group (1)	Utility Group	Total Segments Information	Other (2)	Total Consolidated Information
	(in thousands)
For the Three Months Ended June 30, 2004
Total revenues (1)	$29,118	$16,576	$45,694	$—	$45,694
Segment operating income (loss)	744	7,702	8,446	(3,278)	5,168
Interest income	98	83	181	7	188
Interest expense	(126)	(626)	(752)	(324)	(1,076)
Other income (expense)	(616)	(54)	(670)	443	(227)
Income (loss) before income taxes	100	7,105	7,205	(3,152)	4,053

For the Three Months Ended June 30, 2003
Total revenues (1)	$27,702	$13,762	$41,464	$—	$41,464
Segment operating income (loss)	867	4,415	5,282	(1,785)	3,497
Interest income	(21)	21	—	—	—
Interest expense	(115)	(574)	(689)	(420)	(1,109)
Other income (expense)	(317)	838	521	89	610
Income (loss) before income taxes	414	4,700	5,114	(2,116)	2,998

	Services Group (1)	Utility Group	Total Segments Information	Other (2)	Total Consolidated Information
	(in thousands)

For the Six Months Ended June 30, 2004
Total revenues (1)	$55,782	$29,639	$85,421	$—	$85,421
Segment operating income (loss)	12	10,713	10,725	(4,624)	6,101
Interest income	197	83	280	28	308
Interest expense	(233)	(1,206)	(1,439)	(714)	(2,153)
Other income (expense)	(968)	(11)	(979)	805	(174)
Income (loss) before income taxes	(992)	9,579	8,587	(4,505)	4,082

For the Six Months Ended June 30, 2003
Total revenues (1)	$52,890	$24,688	$77,578	$—	$77,578
Segment operating income (loss)	902	6,614	7,516	(3,098)	4,418
Interest income	10	39	49	—	49
Interest expense	(233)	(1,215)	(1,448)	(858)	(2,306)
Other income (expense)	(642)	1,058	416	185	601
Income (loss) before income taxes	37	6,496	6,533	(3,771)	2,762

(1)          In addition to services provided to external customers, certain companies in our Services Group provide construction, operations and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, we do not eliminate the intersegment profit on the work performed when the sales price is reasonable and it is probable that the costs will be recoverable through the rate making process. Intersegment revenue eliminated was approximately $2.3 million and $2.2 million for the three months ended June 30, 2004 and 2003, respectively.  Intersegment revenue eliminated was approximately $3.4 million and $4.2 million for the six months ended June 30, 2004 and 2003, respectively.

(2)          “Other” consists primarily of costs that include corporate headquarters expenses and functional departments whose costs are not allocated to the segments.

The following table presents information about the identifiable assets of each reported segment as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(in thousands)
Services Group	$73,642	$67,831
Utility Group	232,496	222,436
Corporate and Other	5,686	5,955
Consolidated	$311,824	$296,222

Note 7. – Seasonality

Because our businesses are affected  by weather, the results of operations for one quarter do not indicate results to be expected in another quarter.  Our Services Group operations can be affected by weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Depending on the specific contractual terms, this additional work may be billable to our various clients.  A significant portion of revenues of our Texas subsidiaries is earned under time and materials contracts where in revenues can be affected by weather and rainfall.  Precipitation in our Texas base of operations was 221% of average and 187% of average during the three and six months ended June 30, 2004, respectively.  Higher than average precipitation has limited or delayed our ability to perform billable services and construction during 2004 as noted above.  Precipitation in the Services Group’s Houston base of operations for the three and six month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% of Average	2003	% of Average	2004	% of Average	2003	% of Average
Actual precipitation inches	31.22	221%	5.14	36%	45.04	187%	13.35	55%
Average precipitation inches	14.1		14.1		24.12		24.12

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

Commitments Under Acquisition Agreements.

We own 90% of the outstanding common stock of Operations Technologies, Inc. (OpTech). We have the right to acquire the remaining 10% of OpTech in August 2006 based on a formula relating to the profitability of OpTech, subject to a minimum price of  $1 million. The minority owner has the option to sell the remaining 10% of OpTech to us using the same formula.

We have an 80% interest in Windermere Utility Company (Windermere) in Texas. We have the right to acquire the remaining 20% ownership in Windermere.  The minority owner of Windermere has the right to require us to purchase the remaining 20% after October 1, 2005, for $6.0 million payable in our common stock, subject to a limitation on the maximum and minimum number of shares issuable.

Commitments Under Long-term Service Contracts

In September 2002, we agreed to facilitate the engineering and construction of a $25.0 million reverse osmosis water treatment system in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project includes the drilling of new wells and the development of associated water lines. We have entered into subcontractor agreements with an engineering firm and a large construction firm to fulfill significant obligations of this service contract.

We account for the project under the percentage of completion method. In doing so, we make important judgments in estimating revenue and cost and in measuring progress toward completion. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete, subject to cash received and milestones accomplished. Milestones include specific construction objectives that must be completed and accepted by the CVWD. These judgments underlie our determinations regarding overall contract value, contract profitability and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances; any expected losses on contracts are recognized immediately upon contract signing or as soon thereafter as identified. During construction of the CVWD plant, we have received payments upon completion of construction milestones and we expect to continue to receive such payments until final completion of the construction. Construction of the plant commenced in December 2002. As of June 30, 2004, the plant was approximately 84% complete. We expect construction to be completed in the latter portion of 2004, at which time we will begin to operate and maintain the facility under the 20-year contract. Upon completion, the plant will have the capacity to treat in excess of 5.0 million gallons of water per day.

On January 8, 2003, we obtained an unsecured line of credit facility from a commercial bank used to issue a $3.4 million standby letter of credit as collateral for performance under a contract with the CVWD to manage the design and construction project. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon final acceptance of the completed project by the CVWD, the standby letter of credit facility will be terminated.

The CVWD service contract contains certain guarantees related to our performance, including certain liquidated damages in the event of our failure to perform not caused by uncontrollable circumstances as defined in the service contract. Among other things, we are obligated to produce from the completed plant a specified volume of treated water by December 4, 2004. In the event of a delay beyond this date, not caused by a defined uncontrollable circumstance, specified delay liquidated damages are to be paid to CVWD. To help mitigate these risks, we have secured from our construction subcontractors both contractual liquidated damage provisions and performance and completion bonds. In addition, we may also be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD. During the 20-year operation period, we have made certain other operating guarantees to CVWD.

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

Credit Line Expansion

In April 2004, we obtained a firm commitment from two of our commercial banks to expand our lines of credit by an additional $30 million in the aggregate and to extend the maturity of our two existing lines from September 2005 to September 2006.  The line of credit expansions were entered into to provide us with additional funds to facilitate the Monarch acquisition (see note 9 following).

Legal Proceedings

Southwest Water and a subsidiary have been named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet these water quality standards. The California Supreme Court directed that the cases be sent to a trial court for further proceedings. A number of cases, including those involving Southwest Water Company, were consolidated before a single judge. Southwest Water Company requested defense and indemnification from its liability insurance carriers for these lawsuits. Several of the liability insurance carriers absorbed the costs of defense of the lawsuits. After discovery, the plaintiffs admitted that they could not prove any violation of DOHS water quality standards by Southwest Water Company. On August 4, 2004 the case against Southwest Water was dismissed.

Southwest Water and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our financial position, results of operations or cash flows.

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

As a result of this contamination, under the terms of an agreement with the responsible parties, we have received payments from these parties, and we expect to continue to receive payments until completion of remediation or until our production capacities have been restored.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells.  Our agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and as such we bill and collect reimbursements monthly.  These monthly reimbursements are recorded as a reduction to operating expenses – utility group.  During the six months ended June 30, 2004 and 2003 these reimbursements were approximately $1.6 million and $1.9 million, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.  These contributions, recorded as contributions in aid of construction (CIAC), were approximately $169,000 and $2.2 million for the six months ended June 30, 2004 and 2003, respectively.

Note 9. – Acquisitions

On July 14, 2004, we acquired a Texas utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P, and renamed the utility, Monarch Utilities Inc. (Monarch).  The acquired water and wastewater systems provide service to approximately 21,000 water and approximately 4,000 wastewater connections in Texas and recorded revenues of approximately $13 million in 2003.  The acquisition will expand our regulated operations in the state of Texas where our Utility Group currently serves approximately 6,000 customers.  We expect the proximity of these new systems to our existing Services Group and Utility Group operations to allow us to obtain operating efficiencies by sharing overhead costs and employee competency in this region.  The aggregate purchase price, which is subject to post-closing adjustment, was approximately $63 million, comprised of approximately $45 million in cash payments and the assumption of approximately $18 million in debt.  Transaction costs incurred in the acquisition are expected to be approximately $1.1 million.  The final purchase price for water and wastewater systems will be adjusted when certain contingencies are resolved. Monarch filed a general rate case with the Texas Commission on Environmental Quality (TCEQ) in June 2003, and put the requested rates into effect in August 2003.  The requested rates would represent an increase of approximately 21% from the rates previously approved by the TCEQ.  Neither the Monarch acquisition nor its operations are reflected in the accompanying financial statements, as the acquisition closed subsequent to June 30, 2004.

In July 2004, we expanded our lines of credit by an additional $30 million to $70 million in the aggregate and extended the maturity of our two lines from September 2005 to September 2006.  The expansions provided us with liquidity to effect the Tecon transaction.  Our balance outstanding on the lines was $57 million immediately after the Tecon transaction.

During 2004, we completed several acquisitions in the utility billing and collection market.  These acquisitions were structured as asset purchases, primarily of account contracts, account lists, software and other assets. Under the purchase agreements we acquired approximately 136,000 active billing and collection units at a cost of approximately $5.5 million.  The aggregate purchase price for the account lists was approximately $4.1 million in cash and approximately $1.4 million in notes payable.  Substantially all of the purchase price was allocated to the account lists and the resulting intangible assets are to be amortized over eight years.

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

Overview

Southwest Water Company and subsidiaries (“Southwest”, “we” or the “Company”) provide a broad range of water and waste water services including water production and distribution, wastewater collection and treatment, public works services, utility infrastructure and construction management, and utility billing and collecting. We provide services to more than two million people in 35 states. Our business is segmented into two operating groups: our Services Group and our Utility Group.

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

Our Utility Group owns and manages rate-regulated public water utilities in California, New Mexico and Texas. We own and manage wastewater facilities in New Mexico and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

On July 14, 2004, we acquired a Texas utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P, and renamed the utility, Monarch Utilities Inc. (Monarch).  The acquired water and wastewater systems provide service to approximately 21,000 water and approximately 4,000 wastewater connections in Texas and generated revenues of approximately $13 million in 2003.  The acquisition will expand our regulated operations in the state of Texas where our Utility Group currently serves approximately 6,000 customers.  We expect the proximity of these new systems to our existing Services Group and Utility Group operations to allow us to obtain operating efficiencies by sharing overhead costs and employee competency in this region.  The aggregate purchase price, which is subject to post-closing adjustment, was approximately $63 million, comprised of approximately $45 million in cash payments and the assumption of approximately $18 million in debt.  Transaction costs incurred in the acquisition are expected to be approximately $1.1 million.  The final purchase price for water and wastewater systems will be adjusted when certain contingencies are resolved. Monarch filed a general rate case with the Texas Commission on Environmental Quality (TCEQ) in June 2003, and put the requested rates into effect in August 2003.  The requested rates would represent an increase of approximately 21% from the rates previously approved by the TCEQ.  Neither the Monarch acquisition nor its operations are reflected in the accompanying financial statements, as the acquisition closed subsequent to June 30, 2004.

Results of Operations

A summary of our consolidated results for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
	($amounts in millions)
Revenues:
Services group	$29.1	64	$27.7	67	$55.8	65	$52.9	68
Utility group	16.6	36	13.8	33	29.6	35	24.7	32
	45.7	100	41.5	100	85.4	100	77.6	100

Expenses:
Operating expenses - services group	25.1	55	24.3	59	50.1	59	46.3	60
Operating expenses - utility group	8.6	19	8.2	20	16.2	19	15.7	20
Selling, general and administrative expenses	6.9	15	5.5	13	13.0	15	11.2	14
	40.6	89	38.0	92	79.3	93	73.2	94

Operating Income	5.1	11	3.5	8	6.1	7	4.4	6

Other Income (Expense):
Interest expense	(1.1)	2	(1.1)	3	(2.2)	3	(2.3)	3
Interest income	0.2	—	—	—	0.3	—	—	—
Gain on sale of land	—	—	0.7	2	—	—	0.7	1
Other	(0.2)	—	(0.1)	—	(0.2)	—	(0.1)	—
	(1.1)	2	(0.5)	1	(2.1)	2	(1.7)	2

Income Before Income Taxes	4.0	9	3.0	7	4.0	5	2.7	3
Income Tax Provision	1.5	3	1.1	3	1.5	2	1.0	1
Net Income	$2.5	6	$1.9	4	$2.5	3	$1.7	2

Discussion of Results of Operations for Three Months Ended June 30, 2004 and 2003

Revenues

Services group

Services Group revenues represent fees earned for water and wastewater facility operations and maintenance (O&M) services, equipment maintenance and repair, sewer pipeline cleaning, utility billing and collection services, construction management services and state-certified water and wastewater laboratory analysis. Revenues for the three months ended June 30, 2004 increased approximately $1.4 million, or 5%, to $29.1 million from $27.7 million during the same period of the prior year.   Prolonged rainfall may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services.

Revenues earned at our Services Group under time and materials contracts were in fact affected by prolonged rainfall in our Texas base of operations. Precipitation was 221% of average during the three months ended June 30, 2004 and 36% of average for the same period of 2003.   The effect of prolonged rainfall was offset by the following:

1.               A $0.7 million increase in operations and maintenance revenue under a 10-year, $30 million contract to operate and maintain the public works department of the City of Pascagoula, Mississippi, (the “Pascagoula contract”).  Revenues earned under the Pascagoula contract were $0.7 million and zero for the three months ended June 30, 2004 and 2003, respectively.

2.               A $0.7 million increase in revenue earned from utility billing and collection contracts.  This increase was driven by additional multi-family utility metering equipment installations, as well as construction activity revenues earned from approximately 136,000 customer units acquired during the three months ended June 30, 2004.

Utility group

Utility Group revenues result from the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use. Our Utility Group water operations are seasonal, as rainfall and weather conditions affect water consumption.  In our service areas the second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations.

Revenues in the Utility Group increased approximately $2.8 million, or 20%, to $16.6 million during the three months ended June 30, 2004 from $13.8 million during the same period of the prior year. The increase is in Utility group revenue is primarily due to the favorable effect of rate increases in our California and Texas utilities and increased customer connections in our New Mexico and Texas utilities.  The changes are represented as follows:

(in millions)
Favorable effect of rate increase in revenues	$1.4
Favorable effect of increase in connections	0.2
Increase in water consumption	1.2
Net increase in revenues	$2.8

Expenses

Operating expenses – services group

Operating expenses – services group consist primarily of salaries, wages and employee benefits, fleet expenses, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.  Operating expenses – services group increased approximately $0.8 million, or 3%, to $25.1 million during the three months ended June 30, 2004 from $24.3 million during the same period of 2003.   We have  incurred increased costs in providing services to newer customers and under new contracts.  Costs to provide services under the Pascagoula contract were approximately $0.4 million during the three months ended June 30, 2004.  The contract commenced in the third quarter of 2003.   Operating expenses for multi-family utility billing contracts increased approximately $0.4  million due to the servicing of approximately 136,000 units purchased during the three months ended June 30, 2004 as well as increased installation of utility metering equipment.  Operating expenses for our government services operations were approximately $0.2 million during the three months ended June 30, 2004.  These operations began in the fourth quarter of 2003.

Operating expenses – services group, as a percentage of the related revenues decreased from 88% for the three months ended June 30, 2003 to 86% for the three months ended June 30, 2004 and 2003 due to the following:

1.               In the third quarter of 2003, the Services Group instituted certain cost reduction efforts in its utility billing and collection services as well as its operations and maintenance services.  These costs reduction efforts included headcount reductions and better management of overtime.

2.               As noted above, prolonged rainfall prevented this group from performing certain pipeline maintenance, manhole rehabilitation, construction services.   These services are “materials intensive” and consequently, provide lower margins than other operations and maintenance services provided by the Services Group.

3.               In the second quarter of 2003, the Services Group provided certain services under warranty.  The Services Group did not earn revenue for these services in 2003.

Operating expenses – utility group

Operating expenses—utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, power and electricity supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses—utility group represented approximately 52% and 59% of revenues from utility operations for the three months ended June 30, 2004 and 2003, respectively.  The decrease in operating expenses as a percentage of revenues was due to the aforementioned increase in Utility Group revenues, which was primarily due to an increase in rates at our California utility.  Operating expenses for our Utility Group increased $0.4 million, or 5%, to $8.6 million during the three months ended June 30, 2004 from $8.2 million during the comparable period of 2003 due to an increase in consumption of water due to weather conditions at our California utility.

Water production costs at our California utility decreased approximately 12% from $225 per acre foot for the three months ended June 30, 2003 to $198 per acre foot for the three months ended June 30, 2004.  This decrease resulted from a shift from higher cost purchased water toward less expensive produced water from our own wells.  This increased water production related to two new wells which were not available during the three months ended June 30, 2003.  The percentage of water used in our operations that was produced from our own wells was 41% and 29% during the three months ended June 30, 2004 and 2003, respectively. Depreciation expense at our California utility decreased $0.2 million to $0.7 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003.  The decrease in depreciation was due to an extension in the estimated useful lives of certain utility assets, this extension was reviewed and accepted by the CPUC in conjunction with the California utility’s June  2003 rate case.

However, the benefit from the change in mix of water produced was partially offset by (i) increased utility plant maintenance and repair costs and (ii) increased energy costs.

Operating expenses at our New Mexico and Texas utilities increased during the three months ended June 30, 2004 as compared to the comparable period of 2003. The increase was primarily due to an increase in volume and in the number of connections served by our New Mexico and Texas utilities.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative costs increased $1.4 million, or 25%, to $6.9 million for the three months ended June 30, 2004 from $5.5 million during the same period of the prior year.  Selling, general and administrative expenses increased to 15% of revenues for the three months ended June 30, 2004 from 13% during the three months ended June 30, 2003 due to the increased size and complexity of our operations.  In particular, the change was due to:

1.               Increases in insurance costs, audit fees, legal fees, facilities costs and. benefit costs for administrative employees, and

2.               Our efforts to prepare for and comply with the Sarbanes Oxley Act of 2002 and related regulations.

Other Income (Expense)

Interest Expense

The major components of interest expense for three months ended June 30, 2004 and 2003 are as follows:

	For the Three Months Ended June 30,
	2004	2003
	(in thousands)
Interest expense - convertible subordinate debentures	$316	$335
Interest expense - bank lines of credit	165	124
Interest expense - mortgage bonds and bank term loan	493	579
Interest expense - other	173	187
Total interest expense before capitalized interest	1,147	1,225
Capitalized interest	(71)	(116)
Total interest expense	$1,076	$1,109

The decrease in total interest expense is primarily due to a reduction in our long-term debt.  Average long-term debt outstanding was $62.6 million and $80.0 million for the three months ended June 30, 2004 and 2003, respectively.  Proceeds from our March 2004 stock offering were used to pay down line of credit balances.  Interest rates on these lines are lower than our other debt and the reduction of the line of credit debt had the effect of increasing the weighted average borrowing rate during the three months ended June 30, 2004. The effect of decrease in average debt outstanding was partially offset by an increase in our weighted average borrowing rate from 5.6% during the three months ended June 30, 2003 to 6.9% during the three months ended June 30, 2004.

In the second quarter of 2003, we recognized a $720,000 pretax gain on the sale of surplus land at our California utility.

Provision for Income Taxes

Our effective income tax rates for the three months ended June 30, 2004 and 2003 were approximately 37%.

Discussion of Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

Services group

Revenues for the six months ended June 30, 2004 increased approximately $2.9 million, or 5%, to $55.8 million from $52.9 million during the same period of the prior year.   Revenues earned under time and materials contracts were affected by prolonged rainfall in our Texas base of operations.  Actual rainfall exceeded average rainfall by approximately 87% during the six months ended June 30, 2004.  Rainfall was only 55% of average for the six months ended June 30, 2003.  In addition, during the first quarter of 2004, we determined that certain receivables of $0.3 million would not likely be collected.  Accordingly, the receivables and the related revenue were reversed.

The effect of the prolonged rainfall was offset by the following:

1.               A $1.2 million dollar increase in revenues earned from our construction management project for the city of San Juan Capistrano, California.  Revenues earned under the construction management contract were approximately $4.5 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively.

2.               A $1.4 million increase in operations and maintenance revenue under a 10-year, $30 million contract to operate and maintain the public works department of the City of Pascagoula, Mississippi.  Revenues earned under the Pascagoula contract were $1.6 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively.

3.               Approximately $1.3 million in revenues earned from utility billing units purchased or subsidiaries acquired subsequent to June 30, 2003.

Utility group

Revenues in the Utility Group increased approximately $4.9 million, or 20%, to $29.6 million during the six months ended June 30, 2004 from $24.7 million during the same period of the prior year. The increase is primarily due to the favorable effect of rate increases in our California and Texas utilities, increased consumption at our California utility due to weather, and increased customer connections in our New Mexico and Texas utilities.  The changes are represented as follows:

(in millions)
Favorable effect of rate increase in revenues	$3.0
Favorable effect of increase in connections	0.4
Increase in water consumption	1.5
Net increase in revenues	$4.9

Expenses

Operating expenses – services group

Our operating expenses in the Services Group increased approximately $3.8 million, or 8%, to $50.1 million during the six months ended June 30, 2004 from $46.3 million during the same period of 2003.   These operating expenses were approximately 90% of Services Group revenues for the six months ended June 30, 2004 and 88% of revenues for the same period of 2003. The increases were due primarily to the following:

1.               Approximately $1.2 million of the increase was due to increased activity under our construction management contract with the CVWD.

2.               Approximately $0.8 million of the increase was due to costs to provide service under our new contract with the City of Pascagoula, Mississippi.

3.               Operating expenses for utility billing and collection contracts increased approximately $0.6 million due to an increase in installation of utility metering equipment and the purchase of approximately 136,000 customer units which were acquired during the second quarter of 2004.

These increases were partially offset by reductions of operating expenses as the company responded to a general decrease in activity in its Texas base of operations.   Higher than average precipitation has limited or delayed our ability to perform billable services and construction during 2004 as noted above.

Operating expenses – utility group

Operating expenses—utility group represented approximately 55% and 64% of revenues from utility operations for the six months ended June 30, 2004 and 2003, respectively.  The decrease in operating expenses as a percentage of revenue was due to the aforementioned increase in Utility Group revenues, which was primarily due to an increase in rates at our California and Texas utilities. Operating expenses for our Utility Group increased approximately $0.5 million, or 3%, to $16.2 million during the six months ended June 30, 2004 from $15.7 million during the comparable period of 2003.

Water production costs at our California utility decreased approximately 20% from $232 per acre foot for the six months ended June 30, 2003 to $195 per acre foot for the six months ended June 30, 2004.  This decrease resulted from a shift from higher cost purchased water toward less expensive produced water from our own wells.  This increased water production related to two new wells which were not available during the six months ended June 30, 2003.  The percentage of water produced from our own wells was 51% and 29% during the six months ended June 30, 2004 and 2003, respectively. Depreciation expense at our California utility decreased approximately $0.4 million to $1.8 million for the six months ended June 30, 2004 from $1.4 million for the six months ended June 30, 2003.  The decrease was due to an extension in the estimated useful lives of certain utility assets, this extension was reviewed and accepted by the CPUC in conjunction with the California utility’s June  2003 rate case.

However the effects of the change in the mix of water produced versus purchased and the reduction in depreciation expense were partially offset by increased utility plant maintenance and repair costs and increased energy costs.

Operating expenses at our New Mexico and Texas utilities increased during the six months ended June 30, 2004 as compared to the comparable period of 2003. The increase was primarily due to a increase in volume and in the number of connections served by our New Mexico and Texas utilities.

Selling, general and administrative expenses

Selling, general and administrative costs increased approximately $1.8 million, or 16%, to $13.0 million for the six months ended June 30, 2004 from $11.2 million during the same period of the prior year.  Selling, general and administrative expenses as a percentage of revenues increased to 15% for the six months ended June 30, 2004 from 14% during the six months ended June 30, 2003.  The increase was due to the increased size and complexity of our operations.  In particular, the change was due to:

1.               Increases in insurance costs, audit fees, legal fees, facilities costs and benefits costs for administrative employees, and

2.               Our efforts to prepare for and comply with the Sarbanes Oxley Act of 2002 and related regulations.

Other Income (Expense)

Interest Expense

The major components of interest expense for six months ended June 30, 2004 and 2003 are as follows:

	For the Six Months Ended June 30,
	2004	2003
	(in thousands)
Interest expense - convertible subordinate debentures	$642	$676
Interest expense - bank lines of credit	412	351
Interest expense - mortgage bonds and bank term loan	985	1,161
Interest expense - other	327	316
Total interest expense before capitalized interest	2,366	2,504
Capitalized interest	(213)	(198)
Total interest expense	$2,153	$2,306

The decrease in total interest expense is primarily due to a reduction in our long-term debt.  Average long-term debt outstanding was $78.2 million and $71.2 million for the six months ended June 30, 2003 and 2004, respectively.  Proceeds from our March 2004 stock offering were used to pay down our line of credit balances.  Interest rates on these lines are significantly lower than our other debt and the reduction of the line of credit debt had the effect of increasing the weighted average interest rate subsequent to the stock offering in the second quarter of 2004.  The effect of the decrease in average debt outstanding was partially offset by an increase in our weighted average interest rate from 5.9% during the six months ended June 30, 2003 to 6.0% during the six months ended June 30, 2004.

In the second quarter of 2003, we recognized a $720,000 pretax gain on the sale of surplus land at our California utility.

Provision for Income Taxes

Our effective income tax rates were approximately 37% for the six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Following is a summary of the primary sources and uses of cash during the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Sources of cash
Net income, net of adjustments to reconcile net income to cash	$6,886	$6,350
Net proceeds from public and private sales of stock	20,573	10,988
Contributions in aid of construction, LUE fees and
capital improvement reimbursements	5,060	4,157
Proceeds from sale leaseback transactions	78	1,102
Proceeds from disposition of land	—	741
Net other sources of cash	288	43
	32,885	23,381

Uses of cash
Changes in assets and liabilities, net of effects of acquisitions:	(3,638)	(7,212)
Net repayment of lines of credit and long-term debt	(10,194)	(6,111)
Additions to property, plant and equipment	(11,217)	(9,179)
Purchase of minority interest in subsidiary	(2,900)	—
Purchase of businesses	(4,063)	—
Dividends paid	(1,576)	(1,141)
	(33,588)	(23,643)

Net decrease in cash and cash equivalents	$(703)	$(262)

In March 2004, we completed a public offering of 1,610,000 shares of our common stock. The 1,610,000 shares were sold at $13.58 per share and our net proceeds were approximately $20.6 million.  We used proceeds from this offering to reduce amounts outstanding under our lines of credit.  In May 2003, we completed a private placement of 1,477,000 shares of newly issued common stock to select institutional investors. Gross proceeds from the private placement were approximately $11 million.

Contributions in Aid of Construction (CIAC) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. We collected more CIAC during the six months ended June 30, 2004 than the same period of the previous year due to an increase in the construction of plant equipment during the 2004 period as compared to the 2003 period.  The effect of increased construction was partially offset by a reduction in payments received as part of a settlement agreement relating to ground water contamination at our California utility.  The settlement agreement provided for contributions for the construction of new wells and interconnections with nearby water sources.  These contributions were approximately $0.2 million and $2.2 million during the six month ended June 30, 2004 and 2003, respectively.

Our liquidity is influenced primarily by cash flows from operations and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. The following table summarizes our activity for additions to property, plant and equipment during the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Company-financed additions	$6,179	$5,022
Capital improvement reimbursements	169	2,182
Contributions paid for by developers	4,869	1,975
Net cash used in investing activities	11,217	9,179
Property contributed by developers	2,349	3,629
Total additions to property, plant and equipment	$13,566	$12,808

Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments we make in new business ventures, including the acquisition of companies and acquisition of contract operations. We have historically generated reasonably stable operating cash flows.

In December 2003, we agreed to purchase the minority interest in Master Tek, a subsidiary. The settlement payout of approximately $2.9 million was made in January 2004.   During the six months ended June 30, 2004 we acquired the customer account lists of certain utility billing and collection firms for approximately $5.5 million, consisting of $4.1 million in cash and $1.4 million in notes payable.

We augment our operating cashflow needs with borrowings under our lines of credit.   On June 30, 2004, we had working capital of approximately $9.9 million with available cash and cash-equivalent balances of approximately $1.9 million (excluding restricted cash balances). On June 30, 2004 we had aggregate lines of credit totaling $40.0 million consisting of three separate unsecured lines of credit from three commercial banks. On April 13, 2004, we obtained a firm commitment from two of our commercial banks to expand our lines of credit by an additional $30 million to $70 million in the aggregate and to extend the maturity of our two existing lines from September 2005 to September 2006.  The expansion of our lines of credit was finalized in July 2004.  These increases provided us with additional funds to consummate the Monarch transaction.  Our total borrowing availability under lines of credit was approximately $62.5 million on June 30, 2004 and $12.0 million immediately following the Monarch transaction.  The additional borrowing available under our current commercial lines of credit is limited by financial covenants that restrict additional borrowing to an amount no greater than the remaining unused credit line amount.

We continuously seek opportunities to increase our cash flow through either improving cash flow from operations or reducing our interest cost. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements, other than leases that have been treated as operating leases in accordance with U.S. GAAP.

Debt Obligations

Following is a summary of our debt obligations and commitments due in the remaining six months of 2004 and in the following specified periods thereafter.  Amounts represent the expected cash payments (principal and interest) related to our long-term debt and do not include any fair value adjustments or bond premiums or discounts.

		Years Ending December 31,
	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$—	$7,009	$—	$—	$7,009
Bank term loan	250	500	500	500	$7,375	9,125
Economic development revenue bonds	90	95	100	105	1,925	2,315
Mortgage bonds (1)	900	900	13,500	—	$8,000	23,300
Convertible subordinate debentures (2)	—	—	—	—	17,496	17,496
Notes payable	1,506	1,959	1,378	386	406	5,635
Advances for construction	180	180	180	180	6,483	7,203
	$2,926	$3,634	$22,667	$1,171	$41,685	$72,083

(1)          We expect to issue new mortgage backed bonds in the second half of 2004.  The proceeds will be used to repay approximately $7.3 million of bonds due in 2006.  We expect to refinance the remaining $6.2 million of bonds, due in 2006.

(2)          The convertible subordinate debentures are due in 2021.  There are no intermediate material put rights attached to the debentures.

In January 2003, we expanded one of our lines of credit from one of our commercial banks by $3.4 million. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project, expected in the latter portion of this year, the standby letter of credit and the related credit facility will be terminated.

We anticipate that our available lines of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.

We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During the six months ended June 30, 2004, we were in compliance with all applicable covenants under each of the line of credit agreements.

In addition to our lines of credit, we have excess borrowing capacity under our first mortgage bond indentures of approximately $79.2 million as of June 30, 2004.

On December 29, 2003, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $50 million aggregate principal amount of common stock, debt securities and warrants.  As of June 30, 2004, we had approximately $28 million available under this shelf registration.  We may offer additional securities under the shelf registration statement at any time.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are important to fully understanding and evaluating our reported financial results include the following:

•                  Revenue recognition,

•                  Valuation of long-lived and intangible assets,

•                  Accounting for regulated business in accordance with SFAS 71,

•                  Stock-based compensation, and

•                  Deferred costs.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which require management’s judgment in selecting among available GAAP alternatives. Our senior management has reviewed these critical accounting policies and related disclosures with our audit committee.

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

Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management anticipates we will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

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

If a contract involves the provision of a single product or service, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

If a contract involves the provision of multiple products or services (elements), total estimated contract revenue is allocated to each element based on the relative fair value of each service, provided the services qualify for separation under Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The amount of revenue allocated to each services is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a construction service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

Valuation of long-lived and intangible assets

Our acquisitions have been accounted for using the purchase method of accounting. In accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, we assess intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with Statement No. 144.

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At June 30, 2004, other assets include approximately $22.0 million of goodwill, which was no longer subject to amortization beginning in 2002. There were no impairment charges to goodwill as of June 30, 2004 and no events have occurred during the six months ended June 30, 2004 that indicated diminution in the value of recorded goodwill.

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

During 2004, we acquired approximately 136,000 utility billing and collection units at a cost of approximately $5.5 million. Substantially all of the purchase price was allocated to the account lists and the resulting intangible assets will be amortized over eight years.

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

Our Services Group has contracted with our utilities in Texas and New Mexico to perform operating services, maintenance, and construction work, and to manage capital projects. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers. In accordance with SFAS No. 71, our Services Group recognizes profit from work performed and does not eliminate the intercompany profit when the contract sales price is reasonable and it is probable that the costs and capital will be recoverable by the utility through the rate-making process. Accordingly, the intercompany profit, for construction as well as operations and maintenance services, and the related receivables and payables, on such work have not been eliminated in the accompanying condensed consolidated financial statements. However, all revenue in excess of profits has been eliminated in consolidation.

Beginning in December 2001, our water utility has recognized all water costs as incurred. Currently the differences between actual and CPUC-adopted water production costs are expensed as incurred. These differences are tracked in a memorandum account and we will attempt to recover these expenses in future rate hearings.

Our California water utility recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  On July 8, 2004, the CPUC issued a decision that allows our water utility in California to increase rates to collect approximately $3.0 million. We expect this amount will be billed and collected within the next 24 to 36 months.   The $0.7 million increase in the balancing account receivable will be recorded in July 2004.

Stock-Based Compensation

In 2002, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires valuation of stock options issued based upon an option pricing model and recognition of this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we restated our consolidated financial statements for periods prior to 2002 to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide an exact measure of the fair value of employee stock options.

Stock Dividends and Splits

We effected a 4-for-3 stock split in the form of a stock dividend on January 1, 2004. All per share amounts and numbers of shares outstanding reflect this dividend.

Deferred Costs

We defer certain costs incurred in anticipation of future contract sales.  These costs include but are not limited to the costs of mobilization, engineering, architectural, or other services incurred on the basis of commitments or other indications of interest in negotiating a contract.  Costs to make, buy or use assets in connection with anticipated contracts are also included.  We subsequently amortize these deferred contract acquisition costs on a straight-line basis over the remaining original contract term unless revenue patterns indicate a more accelerated method is appropriate. Deferred contract costs net of accumulated amortization are included in other assets. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If long-lived assets are determined to be impaired, impairment is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.  Costs incurred on failed contract proposals are expensed immediately.

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

•                  Our results could fall below the expectations of market analysts or investors.

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

•                  Events such as hurricanes, floods, tornadoes and terrorist activities may adversely affect our results of operations.

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

•                  Changes in the regulatory environment, may adversely affect our results of operations.

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

As discussed in our 2003 Annual Report, management is implementing changes which we expect will rectify the those deficiencies during 2004.  In the quarter ended June 30, 2004 we made changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including:

•                  We have increased the number and capability of the Services Group accounting staff;

•                  We have implemented more formal procedures in our internal review processes;

•                  Our audit committee approved the engagement of a professional internal audit firm.

We are continuing to identify and implement improvements in our control environment.  We believe the aforementioned changes, implemented during the three months ended June 30, 2004, have enhanced our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Southwest Water and a subsidiary have been named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet these water quality standards. The California Supreme Court directed that the cases be sent to a trial court for further proceedings. At this time a number of cases, including those involving Southwest, have been consolidated before a single judge. Southwest Water requested defense and indemnification from its liability insurance carriers for these lawsuits. Several of the liability insurance carriers have absorbed the costs of defense of the lawsuits. After discovery, the plaintiffs admitted that they could not prove any violation of DOHS water quality standards by Southwest. On August 4, 2004 the case against Southwest Water was dismissed.

Southwest Water and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Proposal 1.                                  To elect three persons as Class III Directors to a three-year term and until their successors are duly elected and qualified.

	H. Frederick Christie	Anton C. Garnier	Peter J. Moerbeek
Votes “For”	11,823,889	11,977,443	11,977,420
Votes to “Withhold Authority”	565,197	411,643	411,666

Proposal 2.                                  To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 25,000,000 shares to 75,000,000 shares.

Votes “For”— 10,205,224 shares

Votes “Against”— 2,013,512 shares

Votes “Abstained”— 170,350 shares

Proposal 3.                            To approve an amendment to the Amended and Restated Stock Option Plan for Non-Employee Directors, which includes an increase of 250,000 shares authorized for issuance under the plan, an increase of 5,000 shares to the initial and annual stock option grants to non-employee directors (“Non-Employee Directors”) and a four-year extension to the term of the plan.

Votes “For”— 4,775,775 shares

Votes “Against”— 2,570,500 shares

Votes “Abstained”— 397,581 shares

Broker “Non-Vote”— 4,645,230 shares

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)                      Exhibits:

10.1	Amendment No. 2 to Amended and Restated Bylaws of Southwest Water Company.

10.2	Certificate of Amendment of Restated Certificate of Incorporation of Southwest Water Company.

10.3	Amended and Restated Stock Option Plan for Non-Employee Directors of Southwest Water Company.

10.4	Amendment to the Amended and Restated Stock Option Plan for Non-Employee Directors of Southwest Water Company.

10.5	Amended and Restated Credit Agreement between Southwest Water Company and Bank of America, N.A. July 7, 2004.

10.6	Certificate of Amendment of Restated Certificate of Incorporation of Southwest Water Company and Union Bank of California, N.A. July 7, 2004.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K:

On May 11, 2004, we filed a Current Report on Form 8-K furnishing an earnings release with respect to our financial results for the three months ended March 31, 2004.

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

SOUTHWEST WATER COMPANY
(Registrant)

Dated: August 6, 2004	/s/ RICHARD J. SHIELDS
Richard J. Shields Chief Financial Officer (Principal Financial Officer)