Form 10-Q
period 2004-09-30
SOUTHWEST WATER CO
filed 2004-11-09
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 8, 2004, there were 18,414,272 common shares outstanding.

SOUTHWEST WATER COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Revenues:
Services group	$32,595	$33,361	$88,377	$86,251
Utility group	22,423	18,051	52,062	42,739
	55,018	51,412	140,439	128,990
Expenses:
Operating expenses - services group	28,552	28,324	78,678	74,653
Operating expenses - utility group	13,662	9,901	29,894	25,547
Selling, general and administrative expenses	7,817	6,584	20,779	17,769
	50,031	44,809	129,351	117,969

Operating Income	4,987	6,603	11,088	11,021

Other Income (Expense):
Interest expense	(1,640)	(963)	(3,793)	(3,260)
Interest income	540	—	848	49
Gain on sale of land	—	—	—	720
Other	(122)	(198)	(296)	(326)
	(1,222)	(1,161)	(3,241)	(2,817)

Income Before Income Taxes	3,765	5,442	7,847	8,204
Income Tax Provision	1,392	2,013	2,903	3,035
Net Income	2,373	3,429	4,944	5,169
Dividends on Preferred Shares	6	6	20	20
Net Income Available for Common Shares	$2,367	$3,423	$4,924	$5,149

Earnings Per Common Share:
Basic	$0.14	$0.23	$0.30	$0.37
Diluted	$0.13	$0.22	$0.29	$0.36

Weighted Average Outstanding Common Shares:
Basic	17,303	14,645	16,196	13,736
Diluted	18,154	15,315	17,066	14,363

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,681	$2,570
Restricted cash	22	2,806
Trade accounts receivable, less allowance for doubtful accounts	31,312	19,759
Other current assets	13,762	10,259
	48,777	35,394
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	348,717	271,502
Non-regulated operations property, plant and equipment—at cost	18,446	17,485
	367,163	288,987
Less accumulated depreciation and amortization	72,540	67,900
	294,623	221,087

Other Assets:
Goodwill	31,999	21,388
Intangible assets, net	7,959	2,026
Other assets	14,965	16,327
	$398,323	$296,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,810	$2,697
Accounts payable	8,877	11,448
Other current liabilities	21,308	17,244
	33,995	31,389
Other Liabilities and Deferred Credits:
Long-term debt	69,407	56,493
Bank lines of credit	45,689	16,609
Advances for construction	9,717	7,238
Contributions in aid of construction	87,868	81,556
Deferred income taxes	11,824	10,590
Other liabilities and deferred credits	12,929	12,680
Total Liabilities and Deferred Credits	271,429	216,555

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	466	507
Common stock	185	147
Paid-in capital	100,817	55,981
Retained earnings	25,426	23,032
Total Stockholders’ Equity	126,894	79,667
	$398,323	$296,222

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net income	$4,944	$5,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,726	5,823
Stock-based compensation expense	755	696
Gain on sale of land	—	(720)
Loss on disposal of assets	365	—
Deferred income taxes	1,334	1,945
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	2,784	(2,434)
Trade accounts receivable	(9,539)	(5,040)
Other current assets	(3,222)	(557)
Other assets	2,801	425
Accounts payable	(3,277)	294
Other current liabilities	5,596	3,200
Other liabilities	(375)	(1,366)
Other	(2,788)	(383)
Net cash provided by operating activities	5,104	7,052

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(16,003)	(17,172)
Proceeds from disposition of assets	—	741
Purchase of minority interest in subsidiary	(2,900)	—
Liabilities assumed in Monarch transaction	123	—
Monarch acquisition transaction costs	(1,005)	—
Cash used to acquire Monarch Utilities	(45,768)	—
Cash used to acquire customer units	(4,434)	—
Net cash used in investing activities	(69,987)	(16,431)

Cash Flows From Financing Activities:
Net proceeds from stock offerings	41,208	10,925
Capital improvement reimbursements	386	2,360
Contributions in aid of construction and LUE fees	2,593	2,643
Net borrowings (repayments) on lines of credit	25,688	(4,373)
Proceeds from sale/leaseback of assets	14	1,102
Net proceeds from dividend reinvestment, employee stock purchase and stock option plans	592	1,023
Dividends paid	(2,550)	(1,790)
Principal payments on long-term debt	(1,752)	(412)
Payments on advances for construction, net	(185)	(190)
Net cash provided by financing activities	65,994	11,288

Net increase in cash and cash equivalents	1,111	1,909
Cash and cash equivalents at beginning of period	2,570	1,606
Cash and cash equivalents at end of period	$3,681	$3,515

Supplemental Disclosure of Cash Flow information
Cash paid during the period for:
Interest	$3,775	$3,257
Income taxes	$1,269	$1,185

Acquisitions, net of cash acquired (Note 2):
Acquisition of Monarch Utilities	$45,768	$—
Monarch acquisition transaction costs	1,005	—
Fair value of net assets acquired in Monarch transaction	(20,447)	—
Liabilities assumed in Monarch transaction	$26,326	$—

Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$5,394	$7,446

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. Southwest Water Company and its subsidiaries (collectively referred to in this report as “Southwest “, the “Company”, “we”, “us” or “our” except where the context otherwise requires) provide a broad range of water and wastewater services including water production and distribution, wastewater collection and treatment, water and wastewater infrastructure development, utility billing and collecting, and public works services. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the 2003 Annual Report). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest as of September 30, 2004, and our results of operations for the three and nine months ended September 30, 2004 and 2003 and the cashflows for the nine months ended September 30, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation.

Note 2. – Earnings Per Share

We record earnings per share (EPS) by computing “basic EPS” and “diluted EPS”. Basic EPS measures our performance over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares. In July 2001, we issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures. The debentures are convertible at any time prior to maturity in 2021, unless previously redeemed, at a conversion price of $12.148. When our annual diluted earnings exceed $0.53 per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

We effected a 4-for-3 stock split in the form of a stock dividend on January 1, 2004. All per share amounts and numbers of shares outstanding reflect this dividend. The following table is a reconciliation of the numerators (income) and denominators (shares) used in both basic and diluted EPS calculations:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Earnings per share - basic

Net income	$2,373	$3,429	$4,944	$5,169
Less: dividends on preferred shares	(6)	(6)	(20)	(20)
Net income available for common shares	$2,367	$3,423	$4,924	$5,149

Weighted average outstanding common shares	17,303	14,645	16,196	13,736

Earnings per common share - basic	$0.14	$0.23	$0.30	$0.37

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Earnings per share - assuming dilution

Net income available for common shares	$2,367	$3,423	$4,924	$5,149

Weighted average outstanding common shares	17,303	14,645	16,196	13,736
Plus: shares issued on assumed exercise of stock options and warrants	851	670	870	627
Weighted average outstanding common shares	18,154	15,315	17,066	14,363

Earnings per common share - diluted	$0.13	$0.22	$0.29	$0.36

Note 3. –Stock-Based Compensation

At September 30, 2004, Southwest had three stock-based plans: a Stock Option Plan (SOP), a Director Stock Option Plan (DOP), and a Employee Stock Purchase Plan. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Dividend yield	1.3%	1.8%
Expected volatility	24.4%	26.6%
Risk free interest rate	3.7%	2.7%
Expected life in years	6.0	5.5

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock-based compensation expense	$307,000	$215,000	$755,000	$696,000

Note 4. – Common Stock Issued

In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $50 million aggregate principal amount of common stock, debt securities and warrants. To date, shares issued under the shelf registration are as follows:

1.     In March 2004, we completed a public offering of 1,610,000 shares of our common stock. These shares were sold at $13.58 per share and our net proceeds were approximately $20.6 million. A substantial portion of the proceeds was used to pay down credit lines.

2.     In August 2004, we completed a public offering of 1,825,000 shares of our common stock. These shares were sold at $11.90 per share and our net proceeds were approximately $20.7 million. A substantial portion of the proceeds was used to pay down debt incurred in our acquisition of Monarch Utilities, Inc. (See note 9 below).

As of September 30, 2004, we had approximately $8 million available under this shelf registration.

In May 2003, we completed a private placement of 1,477,377 shares of newly issued common stock to certain institutional investors. These shares were subsequently registered for resale. Net proceeds from the private placement were approximately $10.9 million.

During the nine months ended September 30, 2004, approximately $2.3 million of our 6.85% fixed-rate convertible subordinate debentures were converted into approximately 187,000 shares of our common stock.

Note 5. –Stock Options and Warrants

A combined summary of shares authorized and available for issuance under the SOP and the DOP as of September 30, 2004 is as follows:

	SOP	DOP	Total
Shares authorized for issuance	4,241,178	687,555	4,928,733
Shares available for issuance	1,078,571	353,830	1,432,401

Following is a combined summary of changes in the status of the SOP, the DOP and warrants during the nine months ended September 30, 2004:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2003	2,491	$6.91
Granted	403	14.00
Exercised	(80)	4.97
Forfeited	(118)	7.27
Outstanding at September 30, 2004	2,696	$8.27

Exercisable at September 30, 2004	1,626	$6.59

The following table summarizes information about stock options and warrants outstanding at September 30, 2004:

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at September 30, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2004	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	262	1.5	$2.74	262	$2.74
3.76	7.50	591	3.8	5.32	581	5.31
7.51	11.25	1,407	4.1	8.86	738	8.66
11.26	15.00	436	6.2	13.74	45	11.70
$1.50	$15.00	2,696	4.1	$8.27	1,626	$6.59

Employee Stock Purchase Plan (ESPP): We have a stockholder-approved ESPP that allows eligible employees to purchase our common stock through payroll deductions of up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued 13,915 shares to employees during the nine months ended September 30, 2004. At September 30, 2004, 1,139,532 shares had been authorized for issuance under the ESPP and 856,337 shares remain available for issuance.

Note 6. – Operating Segments

Southwest has two reportable segments: the Services Group and the Utility Group. We have not changed the basis of segmentation or measurement of segment profit or loss from that reported in our 2003 Annual Report.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts and private entities. Revenues are earned by providing operations and maintenance services under contracts with municipalities and other clients. The Services Group also provides construction management and utility billing services.

The Utility Group owns regulated water utilities in California, New Mexico, Oklahoma and Texas, as well as wastewater facilities in New Mexico, Oklahoma and Texas. Revenues result from the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use. State, federal and local agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state authorities.

The following table presents information about the operations of each reported segment for the three and nine months ended September 30, 2004 and 2003:

	Services Group (1)	Utility Group	Total Segments Information	Other (2)	Total Consolidated Information
	(in thousands)
Three Months Ended September 30, 2004
Total revenues (1)	$32,595	$22,423	$55,018	$—	$55,018
Segment operating income (loss)	335	6,381	6,716	(1,729)	4,987
Interest income	95	438	533	7	540
Interest expense	(1,518)	(995)	(2,513)	873	(1,640)
Other income (expense)	766	(116)	650	(772)	(122)
Income (loss) before income taxes	(322)	5,708	5,386	(1,621)	3,765

Three Months Ended September 30, 2003
Total revenues (1)	$33,361	$18,051	$51,412	$—	$51,412
Segment operating income (loss)	1,699	6,019	7,718	(1,115)	6,603
Interest income	39	(39)	—	—	—
Interest expense	(61)	(650)	(711)	(252)	(963)
Other income (expense)	(322)	(1)	(323)	125	(198)
Income (loss) before income taxes	1,355	5,329	6,684	(1,242)	5,442

	Services Group (1)	Utility Group	Total Segments Information	Other (2)	Total Consolidated Information
	(in thousands)
Nine Months Ended September 30, 2004
Total revenues (1)	$88,377	$52,062	$140,439	$—	$140,439
Segment operating income (loss)	347	15,481	15,828	(4,740)	11,088
Interest income	292	521	813	35	848
Interest expense	(1,751)	(2,201)	(3,952)	159	(3,793)
Other income (expense)	(202)	(127)	(329)	33	(296)
Income (loss) before income taxes	(1,314)	13,674	12,360	(4,513)	7,847

Nine Months Ended September 30, 2003
Total revenues (1)	$86,251	$42,739	$128,990	$—	$128,990
Segment operating income (loss)	2,601	11,390	13,991	(2,970)	11,021
Interest income	49	—	49	—	49
Interest expense	(285)	(1,865)	(2,150)	(1,110)	(3,260)
Gain on sales of land	—	720	720	—	720
Other income (expense)	(973)	337	(636)	310	(326)
Income (loss) before income taxes	1,392	10,582	11,974	(3,770)	8,204

(1)   In addition to services provided to external customers, our Services Group provides construction, operations and maintenance services to our Utility Group. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, we do not eliminate the intersegment profit on the work performed when the sales price is reasonable and it is probable that the costs will be recoverable through the rate making process. Intersegment revenue eliminated was approximately $3.7 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively. Intersegment revenue eliminated was approximately $7.1 million and $6.1 million for the nine months ended September 30, 2004 and 2003, respectively.

(2)   “Other” consists primarily of costs that include corporate headquarters expenses and functional departments whose costs are not allocated to the segments.

The following table presents information about the identifiable assets of each reported segment as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(in thousands)
Services Group	$76,757	$67,831
Utility Group	316,893	222,436
Corporate and Other	4,673	5,955
Consolidated	$398,323	$296,222

Note 7. – Seasonality and Weather

Our Services Group operations are subject to the effects of weather. Heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Depending on the specific contractual terms, this additional work may be billable to certain clients. A significant portion of the revenues of our Texas subsidiaries is earned under time and materials contracts where revenues are affected by weather and rainfall.

Our Utility Group water operations are seasonal, as rainfall and weather conditions affect water consumption. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit.

Because our businesses are affected by weather, the results of operations for one quarter do not indicate results to be expected in another quarter.

During July and August 2004, the south east portion of the United States was impacted by several severe hurricanes. None of our water and waste water facilities sustained material damage and there was no material adverse financial impact to the Company.

Note 8. – Commitment, Contingencies and Restrictions

Commitments Under Acquisition Agreements.

We own 90% of the outstanding common stock of Operations Technologies, Inc. (OpTech). We have the right to acquire the remaining 10% of OpTech beginning in October 2006 based on a formula relating to the profitability of OpTech, subject to a minimum price of $1 million. The minority owner has the option to sell the remaining 10% of OpTech to us beginning in October 2006 using the same formula.

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

Commitments Under Long-term Service Contracts

In September 2002, we agreed to facilitate the engineering and construction of a reverse osmosis water treatment system in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project includes the drilling of new wells and the development of associated water lines. We have entered into subcontractor agreements with an engineering firm and a large construction firm to fulfill significant obligations of this service contract.

We account for the CVWD project under the percentage of completion method. In doing so, we make judgments in estimating revenue and cost and in measuring progress toward completion. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete the project, subject to cash received and milestones accomplished. Milestones include specific construction objectives that must be completed and accepted by the CVWD. These judgments underlie our determinations regarding overall contract value, contract profitability and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances. Any expected losses on contracts are recognized immediately. During construction of the CVWD plant, we have received payments upon completion of construction milestones and we expect to continue to receive such payments until final completion of the construction. Construction of the plant commenced in December 2002. As of September 30, 2004, the plant was approximately 95% complete. We expect the plant to be operational in late November of 2004, at which time we will begin to operate and maintain the facility under the 20-year contract.

The CVWD construction contract contains certain guarantees related to our performance, including certain liquidated damages in the event of our failure to perform not caused by uncontrollable circumstances as defined in the construction contract. Among other things, we are obligated to produce a specified volume of treated water from the completed plant by December 4, 2004. In the event of a delay beyond this date, not caused by a defined uncontrollable circumstance, specified delay liquidated damages are to be paid to CVWD. To help mitigate these risks, we have secured from our construction subcontractors, both contractual liquidated damage provisions and performance and completion bonds. In addition, we may also be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD.

On January 8, 2003, we obtained an unsecured line of credit facility from a commercial bank used to issue a $3.4 million standby letter of credit as collateral for performance under a contract with the CVWD to manage project design and construction. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon completion of the construction phase, the standby letter of credit facility will be terminated.

As part of the financing of this project, the CVWD issued insured municipal bonds. We entered into an agreement with the bond insurer to guarantee our performance under the CVWD contract, subject to certain liability limits to the bond insurer in the event of a default. Such liability limits will not exceed an amount equal to $6.0 million during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability limits will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility estimated to be approximately $1.5 million.

Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). In August 2004 the case against Southwest was dismissed; however, the plaintiffs are appealing the dismissal. Liability insurance carriers absorbed the costs of defense of the lawsuits.

Southwest and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our consolidated financial position, results of operations or cash flows.

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

As a result of this contamination, under the terms of an agreement with the responsible parties, we have received payments from these parties, and we expect to continue to receive payments until completion of remediation or until our production capacities have been restored. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells. Our agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and as such we bill and collect reimbursements monthly. These monthly reimbursements are recorded as a reduction to operating expenses – utility group. During the nine months ended September 30, 2004 and 2003 these reimbursements were approximately $2.8 million and $3.3 million, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future. These contributions, recorded as contributions in aid of construction (CIAC), were approximately $0.4 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 9. – Acquisitions

On July 15, 2004, we acquired a Texas utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P, and renamed the utility Monarch Utilities, Inc. (“the Monarch Transaction” or “Monarch Utilities”). The acquired water and wastewater systems provide service to approximately 21,000 water and approximately 4,000 wastewater connections in Texas and recorded revenues of approximately $13 million in 2003. The acquisition expanded our regulated operations in the state of Texas where our Utility Group previously served approximately 6,000 customers. We expect the proximity of these new systems to our existing operations to allow us to obtain operating efficiencies by sharing overhead costs and employee competency in this region. The aggregate purchase price was approximately $66 million, comprised of approximately $48 million in cash payments and the assumption of approximately $18 million in debt. The cost to acquire Monarch Utilities has been allocated to net tangible and intangible assets acquired based on their estimated fair values. Approximately $59 million of the $66 million purchase was attributed to the value of the Monarch Utilities fixed assets. Approximately $1 million was allocated to intangible assets. The excess of cost over the estimated fair value of net assets acquired was approximately $10 million and was allocated to goodwill. The purchase price allocation has not been finalized. We may refine the allocation based our ongoing review and analysis of the assets and liabilities we identified as of the purchase date.

During 2004, we completed several acquisitions in the utility billing and collection market. These acquisitions were structured as asset purchases, primarily of account contracts, account lists, software and other assets. Under the purchase agreements we acquired approximately 136,000 active billing and collection units at a cost of approximately $5.5 million. The aggregate purchase price for the account lists was approximately $4.1 million in cash and approximately $1.4 million in notes payable. Substantially all of the purchase price was allocated to the account lists and the resulting intangible assets are being amortized over eight years.

The actual results of operations for Monarch Utilities have been included in our results of operations since it was acquired on July 15, 2004. The unaudited pro forma condensed combined statements of operations table below reflects the results of operations of Southwest and Monarch Utilities for the three and nine month periods ended September 30, 2004 and 2003 as if the acquisitions occurred on January 1 of each of the years presented. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Pro forma statement of operations data:
Total revenues	$55,813	$54,655	$148,626	$138,718
Net Income	$2,532	$3,468	$5,567	$5,285
Net Income Available for Common Shareholders	$2,526	$3,462	$5,547	$5,265

Earnings Per Common Share:
Basic	$0.15	$0.24	$0.34	$0.38
Diluted	$0.14	$0.23	$0.33	$0.37

Weighted Average Outstanding Common Shares:
Basic	17,303	14,645	16,196	13,736
Diluted	18,154	15,315	17,066	14,363

Note 10. – Changes in Post Retirement Benefits

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers. The following table sets forth the components of the net periodic benefit costs for the SERP plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$20	$19	$44	$42
Interest cost	25	24	57	55
Recognized actuarial loss	28	29	64	65
Total Serp expense	$73	$72	$165	$162

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the”34 Act”). Such statements are based upon current expectations that involve risks and uncertainties including those set forth under “Risk Factors” in this report. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Southwest Water Company and subsidiaries (“Southwest”, “we” or the “Company”) provide a broad range of water and waste water services including water production and distribution, wastewater collection and treatment, construction management, utility billing and collecting, and public works services. We provide services to more than two million people in 36 states. Our business is segmented into two operating groups: our Services Group and our Utility Group.

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

Our Utility Group owns and manages rate-regulated public water utilities in California, New Mexico, Oklahoma and Texas. We own and manage wastewater facilities in New Mexico, Oklahoma and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

On July 15, 2004, we acquired a Texas utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P., and renamed the utility Monarch Utilities, Inc. (“the Monarch Transaction” or “Monarch Utilities”). Our cost to acquire Monarch Utilities was approximately $66 million. The results of operations for Monarch Utilities have been included in the consolidated results of operations for Southwest Water Company since the acquisition of Monarch Utilities on July 15, 2004. The operations and maintenance of Monarch Utilities is being performed by our Services Group.

Results of Operations

A summary of our consolidated results for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
	($ amounts in millions)
Revenues:
Services group	$32.6	59	$33.4	65	$88.4	63	$86.3	67
Utility group	22.4	41	18.0	35	52.1	37	42.7	33
	55.0	100	51.4	100	140.5	100	129.0	100

Expenses:
Operating expenses - services group	28.5	52	28.3	55	78.7	56	74.7	58
Operating expenses - utility group	13.7	25	9.9	19	29.9	21	25.5	20
Selling, general and administrative expenses	7.8	14	6.6	13	20.8	15	17.8	14
	50.0	91	44.8	87	129.4	92	118.0	92

Operating Income	5.0	9	6.6	13	11.1	8	11.0	8

Other Income (Expense):
Interest expense	(1.6)	(3)	(1.0)	(2)	(3.8)	(3)	(3.2)	(3)
Interest income	0.5	1	—	—	0.8	1	—	—
Gain on sale of land	—	—	—	—	—	—	0.7	1
Other	(0.1)	—	(0.2)	—	(0.3)	—	(0.3)	—
	(1.2)	2	(1.2)	2	(3.3)	2	(2.8)	2

Income Before Income Taxes	3.8	7	5.4	11	7.8	6	8.2	6
Income Tax Provision	1.4	3	2.0	4	2.9	2	3.0	2
Net Income	$2.4	4	$3.4	7	$4.9	4	$5.2	4

Discussion of Results of Operations for Three Months Ended September 30, 2004 and 2003

Revenues

Services Group

Services Group revenues represent fees earned for water and wastewater facility operations and maintenance (O&M) services, equipment maintenance and repair, sewer pipeline cleaning, utility billing and collection services, construction management services, state-certified water and wastewater laboratory analysis and public works. Revenues for the three months ended September 30, 2004 decreased approximately $0.8 million, or 2%, to $32.6 million from $33.4 million during the same period of the prior year.

The decrease in Services group revenues was primarily due to a reduction in revenue recorded under our contact to facilitate the engineering and construction of a reverse osmosis water treatment system in the city of San Juan Capistrano. During the third quarter of 2004 revenues under this contract were approximately $2.7 million versus approximately $5.8 million in the third quarter of 2003. We expect the construction phase of the project to be completed in December 2004. As the construction phase nears completion, activity and related revenues earned under the project have decreased.

The effect of this was substantially offset by the following:

1.     A $0.5 million increase in revenue, net of eliminations, earned for operating and maintaining the water and wastewater facilities of certain companies in our Utility Group, including our Monarch Utility since its acquisition in July 2004.

2.     Approximately $0.8 million in revenues earned by subsidiaries acquired since the third quarter of 2003. These subsidiaries provide state-certified water and wastewater laboratory analysis, and water and wastewater facility operations and maintenance services to military and government agencies.

3.     A $0.7 million increase in revenues earned from utility billing and collection contracts. This increase was driven by additional multi-family utility metering equipment installations, as well as revenues earned from approximately 136,000 customer units acquired during the first half of 2004.

Utility Group

Utility Group revenues result from the production and distribution of water and the collection and treatment of sewage for residential, industrial and commercial use. Our Utility Group water operations are seasonal, as rainfall and weather conditions affect water consumption. In our service areas the second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations.

Revenues in the Utility Group increased approximately $4.4 million, or 24%, to $22.4 million during the three months ended September 30, 2004 from $18.0 million during the same period of the prior year. The increase in Utility group revenue was primarily due to the following:

1.     An increase in revenue in our Monarch utility. Monarch utilities has recognized approximately $3.7 million in revenues since it was acquired by us on July 15, 2004,

2.     An increase of $0.3 million representing increases in rates, including a January 2004 step up in rates at our California utility, and

3.     An increase of approximately $0.3 million representing the favorable effect of increased connections.

Expenses

Operating expenses – services group

Operating expenses – services group include salaries, wages and employee benefits, fleet expenses, facilities costs, supplies and equipment, repairs and maintenance and professional fees. Operating expenses – services group increased approximately $0.2 million, or 1%, to $28.5 million during the three months ended September 30, 2004 from $28.3 million during the same period of 2003. The increase in operating expense – services group was due to the following:

1.     Approximately $0.7 million in operating expenses incurred by subsidiaries that were not established or acquired until after the third quarter of 2003. These subsidiaries provide state-certified water and wastewater laboratory analysis, and water and wastewater facility operations and maintenance services to military and government agencies.

2.     Increased costs in providing utility billing and collection contract services to new customers and under new contracts. Operating expenses for multi-family utility billing contracts increased approximately $0.6 million due to the servicing of approximately 136,000 units purchased during the first half of 2004 as well as increased installation of utility metering equipment.

3.     We completed several acquisitions in the utility billing and collection market during the first two quarters of 2004. These acquisitions expanded the operations of our MasterTek subsidiary. In evaluating the opportunities to effectively integrate these operations we decided to focus our future marketing efforts on third party equipment. We consequently recorded an inventory valuation adjustment of $0.3 million on our stock of proprietary equipment at MasterTek.

4.     Our Services Group operates a fleet of over 750 vehicles. Recent increases in the cost of fuel have impacted our fleet costs.

5.     An increase in headcount. Concurrent with the Monarch transaction, we hired a significant portion of the employees that had been operating and maintaining these water and wastewater systems.

6.     We incurred increased costs for salaries, benefits, general insurance and workers’ compensation insurance.

These factors contributing to the increase in operating expenses – services group were partially offset by a reduction of costs incurred during the construction phase of the Company’s CVWD contract. These costs decreased approximately $2.7 million to approximately $2.8 million during the third quarter of 2004 from approximately $5.5 million during the same period of 2003

Operating expenses – services group, as a percentage of the related revenues increased to 87% for the three months ended September 30, 2004 as compared to 85% for the same period of 2003.  The increase was due to (i) the aforementioned increases in fuel costs, (ii) the additional costs of operating fleet vehicles acquired in the Monarch transaction, (iii) general increases in salaries and benefits expenses, and (iv) increased general insurance and workers’ compensation insurance premiums.

In addition, we incurred high levels of overtime expense as employees worked to complete projects that were delayed during the first six months of 2004 due to unusually high levels of precipitation in the Services Group’s Houston base of operations.

Operating expenses – utility group

Operating expenses—utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, power and electricity supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses for our Utility Group increased $3.8 million, or 38%, to $13.7 million during the three months ended September 30, 2004 from $9.9 million during the comparable period of 2003. The increase in operating expenses was primarily due to the following:

1.     Operating costs of approximately $2.7 million attributable to Monarch Utilities since we acquired it on July 15, 2004,

2.     An increase in volume and in the number of connections served by our New Mexico and Texas utilities,

3.     Increased volume related, utility plant maintenance and repair costs, and

4.     Increased energy costs.

These factors contributing to the increase in operating expenses – utility group were partially offset by the impact of a July 2004 CPUC decision that allowed our California utility to collect approximately $0.7 million in additional balancing account receivables. Approximately $0.4 million of the additional amount was recorded as a reduction in operating expenses in the third quarter of 2004 and the remaining $0.3 million was recorded as interest income.

Operating expenses—utility group represented approximately 61% and 55% of revenues from utility operations for the three months ended September 30, 2004 and 2003, respectively. The increase was due to the following:

1.     The impact of Monarch Utilities which incurs higher operating expenses, as a percentage of revenue, than some of our other utilities,

2.     An increase in waste water treatment fees charged to our New Mexico utility, and

3.     An increase in volume related expenses repairs and maintenance expenses and other costs at our California utility.  Volume related water costs at our California utility increased approximately 8% from $260 per acre foot for the three months ended September 30, 2003 to $280 per acre foot for the three months ended September 30, 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions. Selling, general and administrative expenses increased $1.2 million, or 15%, to $7.8 million for the three months ended September 30, 2004 from $6.6 million during the same period of the prior year. The increase in selling, general and administrative expenses was primarily due to the following:

1.     Increases in insurance costs, audit fees, legal fees, facilities costs and benefits costs for administrative employees, and

2.     Our efforts to prepare for and comply with the Sarbanes Oxley Act of 2002 and related regulations which included costs associated with (i) the establishment and documentation of internal controls, (ii) consultant, director and internal audit fees and (iii) compliance testing and the establishment of corporate governance polices.

Selling, general and administrative expenses increased to 14% of revenues for the three months ended September 30, 2004 from 13% during the three months ended September 30, 2003.

Other Income (Expense)

Interest Expense

Interest expense increased approximately $0.7 million, or 70%, during the three months ended September 30, 2004 compared to the same period in 2003. The major components of interest expense are as follows:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Interest expense - convertible subordinate debentures	$327	$337
Interest expense - bank lines of credit	322	143
Interest expense - mortgage bonds and bank term loan	889	580
Interest expense - other	279	103
Total interest expense before capitalized interest	1,817	1,163
Capitalized interest	(177)	(200)
Total interest expense	$1,640	$963

The increase in total interest expense is primarily due to an increase in our long-term debt. Our average balances of long-term debt outstanding were approximately $114.0 million and $77.0 million for the three months ended September 30, 2004 and 2003, respectively. The increase in our average balances of long-term debt was driven primarily by debt incurred in our acquisition of Monarch Utilities in July 2004. In addition, our weighted average borrowing rates increased to 6.3% during the three months ended September 30, 2004 from 5.0% during the three months ended September 30, 2003.

Provision for Income Taxes

Our effective income tax rate for the three months ended September 30, 2004 and 2003 is approximately 37%.

Discussion of Results of Operations for the Nine months Ended September 30, 2004 and 2003

Revenues

Services group

Revenues for the nine months ended September 30, 2004 increased approximately $2.1 million, or 2%, to $88.4 million from $86.3 million during the same period of the prior year. The increase in Services group revenue was primarily due to the following:

1.     A $1.2 million increase in operations and maintenance revenue under a 10-year, $30 million contract to operate and maintain the public works department of the City of Pascagoula, Mississippi. The contract commenced in June of 2003. Revenues earned under the Pascagoula contract were $2.2 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively.

2.     Approximately $2.2 million in revenues earned in by subsidiaries that were not established or acquired until after the third quarter of 2003. These subsidiaries provide state-certified water and wastewater laboratory services and government services.

These factors were partially offset by the effect of unusually heavy precipitation on our Services Group operations. Heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. Higher than average precipitation has limited or delayed our ability to perform billable services and construction during the nine months ended September 30, 2004. For example, precipitation in the Services Group’s Houston base of operations for the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended September 30,
	2004	% of Average	2003	% of Average
Precipitation inches	49.33	141%	29.97	85%

In addition, revenues from our project to construct a reverse osmosis facility for CVWD decreased by $1.9 million during the nine months ended September 30, 2004 compared to the prior year period. We recognized approximately $7.3 million and $9.2 million in revenues from the CVWD project during the nine months ended September 30, 2004 and 2003 respectively. We expect to complete the construction phase of this project in late November 2004. As the construction phase of the project nears completion, activity and related revenues earned under the project have decreased.

Utility group

Revenues in the Utility Group increased approximately $9.4 million, or 22%, to $52.1 million during the nine months ended September 30, 2004 from $42.7 million during the same period of the prior year. The increase in Utility group revenue was primarily due to the following:

1.     An increase in revenue attributable to our Monarch Utility. Our Monarch Utility has recognized approximately $3.7 million in revenues since it was acquired in July 15, 2004,

2.     An increase of $3.5 million representing increases in rates, primarily at our California utility,

3.     An increase of approximately $0.6 million representing the favorable effect of increased connections, and

4.     An increase of approximately $1.5 million in revenues due to an increase in water consumption.

Expenses

Operating expenses – services group

Operating expenses – services group increased approximately $4.0 million, or 5%, to $78.7 million during the nine months ended September 30, 2004 from $74.7 million during the same period of 2003. The increases were due primarily to the following:

1.     Approximately $1.3 million of the increase was due to costs to provide service under our new contract with the City of Pascagoula, Mississippi.

2.     Operating expenses for utility billing and collection contracts increased approximately $1.0 million due to an increase in installation of utility metering equipment and the purchase of approximately 136,000 customer units which were acquired during the second quarter of 2004.

3.     Approximately $1.9 million in operating expenses incurred by subsidiaries that were not established or acquired until after the third quarter of 2003. These subsidiaries provide state-certified water and wastewater laboratory services and government services.

4.     We completed several acquisitions in the utility billing and collection market during the first two quarters of 2004. These acquisitions expanded the operations of our MasterTek subsidiary. In evaluating the opportunities to effectively integrate these operations we decided to focus our future marketing efforts on third party equipment. We consequently recorded an inventory valuation adjustment of $0.3 million on our stock of proprietary equipment at MasterTek.

The increases noted above were partially offset by a reduction of costs incurred under the CVWD project. Expenses incurred under the construction phase of the contract were approximately $6.7 million during the nine months ended September 30, 2004, a reduction of $2.0 from the $8.7 incurred on the CVWD project in the nine months ended September 30, 2003.

Operating expenses—services group represented approximately 89% and 87% of revenues from Service Group operations for the nine months ended September 30, 2004 and 2003, respectively. The increase was due to (i) increased fuel costs, (ii) the additional costs of operating fleet vehicles acquired in the Monarch transaction, (iii) general increases in salaries and benefits expenses and (iv) increases in general insurance and workers’ compensation insurance. Unusually high levels of precipitation limited or delayed our ability to perform billable services and construction during 2004. Consequently, our service-staff utilization levels declined during the nine months ended September 30, 2004 relative to the nine months ended September 31, 2003.

Operating expenses – utility group

Operating expenses – utility group increased approximately $4.4 million, or 17%, to $29.9 million during the nine months ended September 30, 2004 from $25.5 million during the same period of 2003. The increase in operating expenses was primarily due to the following:

1.     Operating costs of approximately $2.7 million attributable to Monarch utilities since it was acquired on July 15, 2004,

2.     An increase in volume and in the number of connections served by our New Mexico and Texas utilities,

3.     Increased utility plant maintenance and repair costs, and

4.     Increased energy costs.

Operating expenses—utility group represented approximately 57% and 60% of revenues from utility operations for the nine months ended September 30, 2004 and 2003, respectively. The decrease in operating expenses as a percentage of revenues was due to the aforementioned increase in Utility Group revenues, which was primarily attributable to an increase in rates at our California utility. Also, the water we sell to our customers is either pumped from our own wells or purchased from outside sources. Costs to produce water from our wells are generally less than our cost to purchase water from outside sources. The decrease in operating expenses as a percentage of revenues occurred because a higher portion of the water we sold to our customers was produced from our own wells. The percentage of water used in our operations that was produced from our own wells was 43% and 28% during the nine months ended September 30, 2004 and 2003, respectively at our California utility. The increase in water production related to two new wells that came on line in April and October of 2003. Volume related water costs at our California utility decreased approximately 6% from $244 per acre foot for the nine months ended September 30, 2003 to $230 per acre foot for the nine months ended September 30, 2004.

Selling, general and administrative expenses

Selling, general and administrative costs increased approximately $3.0 million, or 17%, to $20.8 million for the nine months ended September 30, 2004 from $17.8 million during the same period of the prior year. The increase was due to the increased size and complexity of our operations. In particular, the change was due to:

1.     Increases in insurance costs, audit fees, legal fees, facilities costs and benefits costs for administrative employees, and

2.     Our efforts to prepare for and comply with the Sarbanes Oxley Act of 2002 and related regulations which included costs associated with (i) the enhancement and documentation of internal controls; (ii) additional consultant fees, internal audit fees, and director meetings; (iii) improvements and enhancements in our information technology area; and (iv) internal control compliance testing, and (v) the enhancement of corporate governance polices.

Selling, general and administrative expenses as a percentage of revenues increased to 15% for the nine months ended September 30, 2004 from 14% during the nine months ended September 30, 2003.

Other Income (Expense)

Interest Expense

Interest expense increased $0.5 million, or 16%, during the nine months ended September 30, 2004 compared to the same period of 2003. The major components of interest expense are as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Interest expense - convertible subordinate debentures	$968	$1,013
Interest expense - bank lines of credit	734	494
Interest expense - mortgage bonds and bank term loan	1,874	1,741
Interest expense - other	607	410
Total interest expense before capitalized interest	4,183	3,658
Capitalized interest	(390)	(398)
Total interest expense	$3,793	$3,260

The increase in total interest expense is primarily due to an increase in our long-term debt. Our average balances of long-term debt outstanding were $128.2 million and $77.7 million for the nine months ended September 30, 2004 and 2003, respectively. This increase in our average debt was primarily driven by debt incurred in our acquisition of Monarch Utilities.

In addition, our weighted average borrowing rates increased to 6.1% during the nine months ended September 30, 2004 from 5.6% during the nine months ended September 30, 2003.

Gain on Sale of Land and Other

In the second quarter of 2003, we recognized a $720,000 pretax gain on the sale of surplus land at our California utility.

Provision for Income Taxes

Our effective income tax rate is approximately 37% for the nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net income	$4,944	$5,169

Net cash provided by operating activities	$5,104	$7,052
Net cash used in investing activities	(69,987)	(16,431)
Net cash provided by financing activities	65,994	11,288
Net increase in cash and cash equivalents	$1,111	$1,909

Our net income stayed relatively flat with a decrease of $0.2 million or 4%. Revenues increased in our utility group due to the inclusion of Monarch utilities, the benefit of rate increases and increases in consumption. However, these factors were substantially offset by the decline in Services group margins and the general increase in administrative costs for the Company as a whole.

Cash provided by operations decreased by $2.0 million, or 28%, to $5.1 million for the nine months ended September 30, 2004 from $7.1 million for nine months ended September 30, 2003. The primary drivers of the decrease in cash from operations were the changes in working capital balances such as accounts receivable, other current assets and accounts payable.

Cash provided by operating activities during the nine months ended September 30, 2004 consisted of net income of $4.9 million, adjusted for certain non-cash items as $5.7 million of depreciation and amortization expense, stock based compensation expense of $0.8 million, an increase in deferred income taxes of $1.3 million and non-cash losses recorded on the on the disposal of fixed assets. Operating cash flow was further increased by a net increase in liabilities of $5.2 million, a decrease in other assets of $2.8 million, and a decrease in restricted cash of $2.8 million.  Operating cash flow was reduced by an increase in accounts receivable of $9.5 million, a decrease in other current assets of $3.2 million and a decrease in accounts payable of $3.3 million, and net other items amounting to $2.8 million.

Cash from operating activities provided approximately $7.1 million in cash during the nine months ended September 30, 2003 consisting of net income of $5.2 million, adjusted for certain non-cash items including depreciation and amortization of $5.8 million and deferred income taxes of $2.0 million.  Operating cash flow was further increased by a net increase in liabilities of $1.7 million.  Operating cash flow was reduced by (i) an increase in accounts receivable and other assets of $5.0 million and (ii) an increase in restricted cash of $2.4 million.

In May 2003, we completed a private placement of 1,477,377 shares of newly issued common stock to certain institutional investors. These shares were subsequently registered for resale. Net proceeds from the private placement were approximately $10.9 million.

In March 2004, we completed a public offering of 1,610,000 shares of our common stock under a shelf registration statement. These shares were sold at $13.58 per share and our net proceeds were approximately $20.6 million. A substantial portion of the proceeds were used to pay down credit lines.

In August 2004, we completed a public offering of 1,825,000 shares of our common stock under a shelf registration statement. These shares were sold at $11.90 per share and our net proceeds were approximately $20.7 million. A substantial portion of the proceeds were used to pay down debt incurred in our acquisition of Monarch Utilities, Inc.

During the nine months ended September 30, 2004, approximately $2.3 million of our 6.85% fixed-rate convertible subordinate debentures were converted into approximately 187,000 shares of our common stock.

We receive payments to facilitate construction as part of a settlement agreement relating to ground water contamination at our California utility. The settlement agreement provided for contributions for the construction of new wells and interconnections with nearby water sources. These contributions were approximately $0.4 million and $2.4 million during the nine month ended September 30, 2004 and 2003, respectively.

In January 2004, we paid $2.9 million to purchase the remaining minority interest in our Master Tek subsidiary. During the nine months ended September 30, 2004 we acquired the customer account lists of certain utility billing and collection firms for approximately $5.5 million, consisting of $4.1 million in cash and $1.4 million in notes payable.

In July 2004, we acquired Monarch Utilities, Inc., consisting of approximately 86 rural regulated water systems and 11 wastewater systems. Our aggregate costs to acquire Monarch, including transaction costs were approximately $66 million. The costs were funded as follows:

(in thousands)
Debt assumed	$17,890
Proceeds from August 2004 stock offering	20,700
Additional borrowings	27,785
Total cost to acquire Monarch Utilities	$66,375

Our liquidity is influenced by cash flows from operations and by capital expenditures at our Utility Group for the addition, replacement and renovation of water and wastewater utility facilities. The following table summarizes our activity for additions to property, plant and equipment during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Company-financed additions	$13,024	$12,129
Capital improvement reimbursements	386	2,360
Contributions paid for by developers	2,593	2,643
Net cash used in investing activities	16,003	17,132
Property contributed by developers	5,394	7,446
Total additions to property, plant and equipment	$21,397	$24,578

Contributions in Aid of Construction (CIAC) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. We collected more CIAC during the nine months ended September 30, 2004 than the same period of the previous year.

Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments we make in new business ventures, including the acquisition of companies and acquisition of contract operations. We have historically generated reasonably stable operating cash flows.

On August 6, 2004 we announced a 10.5% increase in our quarterly common share cash dividend, from $.0475 to $.0525 per share. The Company’s Board of Directors also declared a quarterly cash dividend of $.65625 per share of Series A preferred stock. The cash dividends were paid on October 21, 2004, to stockholders of record on September 30, 2004.

We augment our operating cashflow with borrowings under our lines of credit. At September 30, 2004, we had working capital of approximately $14.8 million including available cash and cash-equivalent balances of approximately $2.0 million (excluding restricted cash balances).

At December 31, 2003, maximum borrowing capacity under our lines of credit was $30.0 million. In the first quarter of 2004 we expanded the maximum borrowing capacity under our lines of credit to $40.0 million. In the second quarter of 2004, we expanded the borrowing capacity under our lines of credit to $70.0 million in anticipation of the purchase of Monarch Utilities. In the third quarter of 2004, we borrowed approximately $47 million to fund the purchase of Monarch Utilities. Subsequently, proceeds of $20.7 million from our August 2004 stock offering were used to pay down, and reduce the amounts available under, the lines of credit. This reduced the capacity under our lines of credit to approximately $50 million, of which $4.3 million remained available for borrowing as of September 30, 2004.

The additional borrowing capacity under our current commercial lines of credit is limited by certain financial covenants.

We continuously seek opportunities to increase our cash flow through either improving cash flow from operations or reducing our interest cost. Historically we have generally been able to obtain additional financing and refinancing existing debt. We expect to continue to seek such opportunities in the future.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than leases that have been treated as operating leases in accordance with GAAP.

Debt Obligations

Following is a summary of our debt obligations and commitments due in the remaining three months of 2004 and in the specified periods thereafter. Amounts represent the expected cash payments (principal and interest) related to our long-term debt and do not include any fair value adjustments or bond premiums or discounts.

		Years Ending December 31,
	2004	2005	2006	2007	2008 and thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$—	$45,689	$—	$—	$45,689
Bank term loans (1)	690	1,454	1,446	1,438	19,720	24,748
Economic development revenue bonds	90	95	100	105	1,925	2,315
Mortgage bonds	900	900	13,500	—	8,000	23,300
Convertible subordinate debentures (2)	—	—	—	—	17,404	17,404
Notes payable	714	1,914	1,408	418	997	5,451
Advances for construction	243	243	243	243	8,745	9,717
	$2,637	$4,606	$62,386	$2,204	$56,791	$128,624

(1)   Approximately $15.8 million of the bank term loan commitments represent notes assumed in the Monarch transaction.

(3)   The convertible subordinate debentures are due in 2021. There are no intermediate material put rights attached to the debentures.

In January 2003, we opened an additional line of credit with one of our commercial banks in the amount of $3.4 million. This facility was utilized to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct a reverse osmosis water treatment facility and associated wells. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project the standby letter of credit and the related credit facility will be terminated.

We anticipate that our available lines of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit or if we were unable to execute additional financing alternatives, our capital spending and any future acquisitions would be reduced, eliminated or delayed.

We expect to maintain our lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. At September 30, 2003, the Company was not in compliance with certain covenants or restrictions in its credit lines. The Company received waivers from the related bank, which allow the Company to continue to use these credit lines without interruption.

In addition to our lines of credit, we have excess borrowing capacity, at our California and New Mexico utilities, under our first mortgage bond indentures of approximately $81.7 million as of September 30, 2004.

In October 2004, our California utility issued $15.0 million in Series D Suburban First Mortgage Bonds, due 2024, with an interest rate of 5.46%. Interest payments are to be made semi-annually. The Company plans to use the proceeds of this bond offering to retire approximately $3.3 million of our Suburban First Mortgage bonds which are due in 2006. The remainder of the proceeds will be used to fund capital projects.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions were made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are important to fully understanding and evaluating our reported financial results include the following:

•      Revenue recognition,

•      Valuation of long-lived and intangible assets,

•      Accounting for regulated business in accordance with SFAS 71,

•      Stock-based compensation, and

•      Deferred costs.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas which require management’s judgment in selecting among available GAAP alternatives. Our senior management has reviewed these critical accounting policies and related disclosures with the audit committee of the Board of Directors.

Revenue recognition

Water utility revenues are recognized when water is delivered to customers. At the end of an accounting period, estimated amounts for unbilled revenues are accrued for water usage since the previous billing period.

Revenues for contract operations are recognized and billed at the end of the month based on a monthly fee to provide a specific level of service as outlined in each individual contract. We generally bill for additional services provided beyond the scope of the base contract on a time-and-materials basis as such services are rendered.

Revenues for construction projects are recorded using the percentage of completion method of accounting. The percentage of completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management anticipates we will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

Revenues for utility billing and collecting services provided by our Services group are recognized and billed at the end of the month in which services are performed. Revenues for installation of utility billing and collection equipment are accounted for using the percentage-of-completion method.

If a contract involves the provision of a single product or service, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

If a contract involves the provision of multiple products or services (elements), total estimated contract revenue is allocated to each element based on the relative fair value of each service, provided the services qualify for separation under Emerging Issues Task Force (EITF) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The amount of revenue allocated to each service is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a construction service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

Valuation of long-lived and intangible assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with Statement No. 144.

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. At September 30, 2004, other assets include approximately $32.0 million of goodwill, which was no longer subject to amortization beginning in 2002. There were no impairment charges to goodwill as of September 30, 2004 and no events have occurred during the nine months ended September 30, 2004 that indicated diminution in the value of recorded goodwill.

Under the provisions of SFAS No. 141, Business Combinations, we identified approximately $0.2 million of intangible contract costs in connection with our acquisition of Aqua Services in 2002 and approximately $1.1 million of intangible contract costs in connection with our acquisition of OpTech in 2001. We are amortizing these intangible contract costs over a period of four years, which is the average estimated life of the contracts.

During 2004, we acquired approximately 136,000 utility billing and collection units at a cost of approximately $5.5 million. Substantially all of the purchase price was allocated to the account lists and the resulting intangible assets are being amortized over eight years.

Accounting for regulated businesses

Our regulated businesses, which include our utilities in California, New Mexico, Oklahoma and Texas, are required to be accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state’s regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return.

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

In 2002, our California water utility recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. On July 8, 2004, the CPUC issued a decision that allows our water utility in California to increase rates to collect approximately $3.0 million. The $0.7 million increase in the balancing account receivable was recorded in the third quarter of 2004. We expect this balancing account will be billed and collected within the next 12 to 36 months Approximately $0.4 million of the additional amount was recorded as a reduction in operating expenses in the third quarter of 2004 and the remaining $0.3 million was recorded as interest income.

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

Deferred Costs

We defer and subsequently amortize certain direct contract acquisition costs related to activities that enable the provision of contracted services to our customers. Deferred contract acquisition costs are amortized on a straight-line basis over the remaining original contract term unless revenue patterns indicate a more accelerated method is appropriate. Total amortization expense related to deferred contract costs was approximately $0.5 million for the nine months ended September 30, 2004.   The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If long-lived assets are determined to be impaired, impairment is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

RISK FACTORS

The following factors, which are described more fully in our 2003 Annual Report, represent risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could affect forward-looking statements relating to the resolution of the reportable condition with respect to internal controls discussed in Item 4 below and Item 9A of our 2003 Annual Report, include among other things: our ability to fully resolve the deficiencies during 2004; our ability to identify and retain qualified and experienced financial personnel; our ability to design and maintain policies and procedures which enable us to avoid any reoccurrence of the matters which gave rise to the reportable condition; and our ability to implement policies and procedures, including documentation that meets the internal control over financial reporting requirements of the rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See “Risk Factors” in our 2003 Annual Report for further disclosure related to risk factors:

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

•      Services Group contracts for the design and construction of water and wastewater facilities may expose us to certain completion and performance risks.

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

•      We may discover additional contamination of our water sources which may adversely affect our operations. We may not recover costs incurred or revenues lost due to such contamination from responsible parties or from rate payers.

•      We own assets in areas subject to natural disasters.

•      We are subject to regulatory and environmental risks and we may not be able to provide an adequate supply of water to our customers.

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

•      Our accountants are expected to examine the effectiveness of our internal controls over financial systems in accordance with Section 404 of the Sarbanes-Oxley act of 2002. We may not receive an unqualified opinion on the effectiveness of our internal controls.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company’s management conducted, an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and chief financial officer, of the effectiveness of our design and operation of the company’s disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

Since the filing of our Form 10-Q for the period ended June 30, 2004, we have identified certain deficiencies in our internal controls, one of which we classify as a significant deficiency related to the manner in which we review and archive agreements with employees and external institutions. We are analyzing various alternatives to remediate these deficiencies before the end of our fiscal year.

As reported in our 2003 Annual Report, issued in March 2004, management, in consultation with our independent accountants, identified deficiencies in certain aspects of the monitoring and analysis components of the internal control procedures in our Services Group segment which constituted a reportable condition (as defined in AU 325, Communication of Internal Control Related Matters

Noted in An Audit of the AICPA Professional Standards). These identified deficiencies impacted the quality and timeliness of the reporting and reconciliation of certain transactions in the Services Group. The matters involving the reportable condition have been discussed in detail among management, the audit committee of our board of directors, and our independent accountants. The identified deficiencies did not require any restatement of our consolidated financial statements for any prior period.

As discussed in our 2003 Annual Report and our Form 10Q for the period ended June 30, 2004, management is continuing to implement changes to rectify those deficiencies during 2004. During the quarter ended September 30, 2004, we made changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including:

•      We have expanded procedures in our internal review process;

•      The consulting firm that we engaged during the second quarter of 2004 to provide internal audit services has been involved in the review and testing of certain of our internal controls;

•      We have implemented additional controls in payroll and vendor disbursement processes;

•      We have implemented more formal policies and procedures in our information technology function.

We are continuing to identify and implement improvements in our control environment. While we have not yet remediated all of the deficiencies related to the reportable conditions described above, we believe the aforementioned changes implemented during the quarter ended September 30, 2004 and prior to such period have enhanced our internal controls over financial reporting.

While we continue to devote significant resources to meeting the internal control over financial reporting requirements of the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we cannot assure you that the policies and procedures we have adopted and our continued efforts will successfully remediate the control deficiencies we have identified and any control deficiencies that we or our outside auditors may identify before the end of our fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Southwest Water and a subsidiary have been named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). The plaintiffs may sue and collect damages from CPUC-regulated water companies only by proving that water delivered did not meet these water quality standards. The California Supreme Court directed that the cases be sent to a trial court for further proceedings. At this time a number of cases, including those involving Southwest, were consolidated before a single judge. Southwest Water requested defense and indemnification from its liability insurance carriers for these lawsuits. Several of the liability insurance carriers absorbed the costs of defense of the lawsuits. After discovery, the plaintiffs admitted that they could not prove any violation of DOHS water quality standards by Southwest. On August 4, 2004 the case against Southwest Water was dismissed. However, the plaintiffs are appealing the dismissal.

Southwest Water and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our consolidated financial position, results of operations or cash flows.

Item 5. Other Information

Effective October 14, 2004, Southwest Water Company and each of Bank of America, N.A. and Union Bank of California, N.A. entered into First Amendments to Amended and Restated Credit Agreements each dated as of July 7, 2004, which permitted Southwest’s subsidiary to issue and retain and use for general corporate purposes 100% of the proceeds of the Suburban Water Systems Series D First Mortgage Bonds, due 2024, issued in October 2004.

Item 6. Exhibits

10.2	2002 Long Term Incentive Program for the President of Master Tek International, a subsidiary of Southwest Water Company.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY
(Registrant)

Dated: November 9, 2004	/s/ RICHARD J. SHIELDS
Richard J. Shields
Chief Financial Officer
(Principal Financial Officer)