Form 10-K
period 2004-12-31
SOUTHWEST WATER CO
filed 2005-03-31
CIK 92472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2004
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 0-8176

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1840947 (I.R.S. Employer Identification Number)

One Wilshire Building
624 South Grand Avenue, Suite 2900
Los Angeles, California 90017-3782
(Address of principal executive offices, including zip code)

(213) 929-1800
(Registrant's telephone, including area code)

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None
(1) Common Stock, $.01 par value	NASDAQ
(2) Series A, Preferred Stock, $.01 par value	None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐.

        The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $177.2 million based upon the average bid and asked price of such common equity as of June 30, 2004. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares. On March 21, 2005, there were 19,414,317 common shares outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference in Part III of this Form 10-K.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "belief," "expect," "estimate," "plan," "intend," "continue," "predict," "may," "will," "should" and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those set forth under "Risk Factors" below, that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could affect forward-looking statements relating to the resolution of the material weakness with respect to internal controls discussed in Item 9A of this Form 10-K include, among other things: the Company's ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weakness and the Company's ability to identify and retain qualified and experienced financial personnel. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements.

PART I

ITEM 1. BUSINESS.

OVERVIEW

        Southwest Water Company and its subsidiaries ("Southwest Water," "the Company," "we," "us" or "our," except where the context requires otherwise) provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. We own regulated public utilities and also serve cities, utility districts and private companies under contract. We provide our services to more than two million people. Our subsidiaries are segmented into two operating groups: our Utility Group and our Services Group.

        Within our Utility Group, we own and manage the operations of rate-regulated public water and wastewater utilities in California, New Mexico, Oklahoma and Texas, through which we sell water to residential and commercial customers. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that we can charge for water and wastewater usage are established and approved by state government agencies.

        Our Services Group provides water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, and state-certified water and wastewater laboratory analysis on a contract basis. The facilities operated by the Services Group are owned by cities, public agencies, municipal utility districts and private entities primarily in Alabama, California, Colorado, Georgia, Mississippi, New Jersey, New Mexico, South Dakota and Texas. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects. During the construction phase of such a project, our Services Group may have an ownership interest in the project. Additionally, our Services Group provides utility billing and collection services for multiple-family housing units such as apartment buildings. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect our Services Group operations, the pricing of the services provided by our Services Group is not subject to government regulation.

        Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988.

OUR BUSINESS STRATEGY

        Our primary objectives are to provide an essential product and service, and to generate value for clients, customers, employees and stockholders. We apply two principal strategies in our efforts to continue growing our business and improving our financial performance:

We work to enhance organic revenue growth.

        Southwest Water Company is a leading full spectrum service provider in the water and wastewater industries. We have a broad service presence in high population-growth states. Our target market focus is on small to medium size cities. We offer our clients and customers services within our core competency of water and wastewater management. In addition we provide related peripheral services including:

  •
  Construction management of water and wastewater systems,

  •
  Water and wastewater certified laboratory services,

  •
  Public works management,

  •
  Multiple-family utility billing and collection,

  •
  Non-regulated wholesale water sales,

  •
  Pipeline inspection,

  •
  Water meter replacement, and

  •
  Refurbishing of manholes and sewer lines.

        Utility Group organic revenue growth in 2003 and 2004 benefited from rate increases in our California and Texas utilities and from increased customer connections in our New Mexico and Texas utilities. New operations and maintenance contracts, and higher billing rates and expanded services under certain existing contracts fueled organic revenue growth for our Services Group in 2003 and 2004.

We pursue selected acquisitions that fit our long-term growth goals in both the Utility and Services Groups.

        In recent years we have made acquisitions to expand our business.

  •
  In September 2004, we acquired the assets of ACE Technologies, Inc., a water and wastewater testing laboratory, and incorporated its business into an existing subsidiary. This acquisition allowed us to expand our capacity and expertise in the water and wastewater quality testing field.

  •
  In July 2004, we acquired a Texas utility consisting of a collection of rural regulated water systems and wastewater systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P., and renamed the utility Monarch Utilities, Inc. ("Monarch Utilities"). The acquisition expanded our regulated operations in the state of Texas. The proximity of these new systems to our existing operations will allow us to obtain certain operating efficiencies by sharing overhead costs and employee competency in this region.

  •
  During 2004, we completed several acquisitions in the multiple-family utility billing and collection market. These acquisitions were structured as asset purchases, primarily of account contracts, account lists, software and other assets. Under the purchase agreements we acquired approximately 136,000 active billing and collection units.

  •
  In November 2002, we acquired certain contract operations of AquaSource, Inc., which we operate under the name Aqua Services LP ("Aqua Services"). The acquisition introduced us to new markets in three states and also strengthened our presence in the Houston, Texas, area.

  •
  In December 2001, we acquired substantially all of the assets of CDC/Construction Design Company, LTD., a company with experience in underground water and wastewater utility maintenance and manhole rehabilitation.

  •
  In August 2001, we acquired 90% of the outstanding shares of Operations Technologies, Inc. ("OpTech") which enhanced our contract operations by extending our client base to the southeast portion of the United States and expanding our range of contract services to include public works functions such as storm water drainage, system maintenance and street repair.

  •
  In April 2000, we acquired 80% of Master Tek International, Inc. ("Master Tek"), a company with expertise in multiple-family billing and collection services. In 2004, we completed the acquisition of the remaining 20% of Master Tek.

  •
  In February 2000, our California utility purchased the City of West Covina's water distribution system and facilities, adding approximately 7,000 connections to our customer base.

        We continue to work to identify and evaluate potential acquisitions.

KEY BUSINESS SEGMENTS

        Group revenues for the three years ended December 31, 2004 were as follows:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(in millions, except percentages)
Utility Group	$69	37%	$57	33%	$52	40%
Services Group	119	63%	116	67%	79	60%

	$188	100%	$173	100%	$131	100%

UTILITY GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

  California

        Our regulated public water utility in California produces and supplies water for residential, business, industrial and public authority use and for fire protection service under the jurisdiction of the California Public Utilities Commission ("CPUC"). Our California utility service area contains a population of approximately 311,000 people in an area of approximately 43 square miles within Los Angeles and Orange counties.

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

        The following table indicates by classification the number of water connections that our California utility served as of the end of each of the past three years:

California Utility—Number of Water Connections by Classification

	Water Connections as of December 31,
	2004	2003	2002
Residential	70,908	70,822	70,657
Business and commercial	2,980	3,006	3,015
Other	1,189	1,199	1,174

Totals	75,077	75,027	74,846

        During 2004, our California utility's annual revenues were approximately 73% from sales to residential connections, approximately 17% from sales to business and industrial connections, and approximately 10% from sales to other connections.

        Our California utility provides water both by pumping water from wells we own and by purchasing water from the Metropolitan Water District of Southern California ("MWD"), a governmental agency, and other sources. The wells owned and operated by our California utility pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the "Main Basin") and the Central Basin. Our rights to pump water from the Main and Central Basins are fully adjudicated under California law, and these adjudications establish our right to produce water at levels and at a cost prescribed each year by the Watermaster Boards (the "Boards") that manage the Main and Central Basins. Our California utility is also allowed to produce water from the Main and Central Basins in excess of the amount prescribed by the Boards, but when such excess production occurs, an additional payment from our utility is required to provide for the replenishment of the water supply. As the water levels in the Main and Central Basins increase or decrease, the Boards may adjust the prescribed production levels beyond which we are required to make payments for replenishment of the water supply.

        In the "Environmental Matters" section below, we discuss certain groundwater issues impacting the Main Basin. In 2001, we were required to remove some of our wells from service due to these issues. This resulted in our California utility purchasing increasing amounts of water from the MWD and other sources. The percentage of water supply purchased from external sources at our California Utility is as follows:

Years Ended December 31,	Percentage Purchased
2000	40%
2001	46%
2002	72%
2003	67%
2004	54%

        Under an agreement made in early 2002, we have been reimbursed for certain costs of purchasing water needed to replace lost production as a result of the Main Basin contamination issues. We expect such reimbursement to continue until completion of remediation (see further discussion in "Environmental Matters" below).

        Our California utility owns 15 wells and 31 reservoirs. We believe that we are able to purchase or produce adequate water to serve our current customer base and manage reasonable growth from new customers.

        In recent years, the growth of our California utility has been limited to extensions into new subdivisions along the periphery of its service area. There is little undeveloped land available for new business, industrial construction or residential growth in the California service area. As a result, we do not anticipate a significant increase in the number of connections in our current service area.

        Although our utility service areas in California are not likely to experience significant connection growth, our California utility operations are capital intensive. Significant capital expenditures are necessary for the renovation and replacement of our facilities in California. Capital is generated from utility operations and periodic debt financing. Our California utility also receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility development. For the years ended December 31, 2004, 2003 and 2002, capital expenditures in California approximated $9.3 million, $8.8 million and $10.0 million, respectively. Of these amounts, our California utility received capital contributions and advances from developers of approximately $5.6 million, $3.2 million and $2.5 million in 2004, 2003 and 2002, respectively, to assist in paying for the capital expenditures. Additions included payments received as part of a settlement agreement relating to Main Basin groundwater contamination totaling approximately $0.7 million, $2.5 million and $3.2 million in 2004, 2003 and 2002, respectively (see further discussion in "Environmental Matters" below).

        The CPUC regulates the rates and operations of our utility subsidiary in California. Under current CPUC practices, California customer water rates may be changed through general rate cases or by offsets for certain rate base and expense items. Since September 30, 2002, the California Public Utilities Code has required that CPUC-regulated water utilities file general rate cases every three years. General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC's authorization of new rates. Our California utility made a general rate case filing on April 2, 2002 and was granted an average 17% increase in rates effective May 28, 2003. The next general rate case is scheduled to be filed in 2005.

        In addition to a general rate increase, the CPUC typically provides for step increases in the second and third years. The step increases are intended to compensate for projected expense increases. Prior to their approval, step increases are subject to verification that pro forma earnings levels have not exceeded the amounts authorized in the general rate proceeding.

        Under prior CPUC procedures, offsets were approved through an abbreviated proceeding that required approximately two months from the time a request was filed to the authorization of new rates. Under current CPUC guidelines, offset changes, particularly increases, generally have more restrictions and are reviewed more closely.

        The CPUC previously allowed water utilities to defer recognition of certain expense increases which were beyond our control through the use of balancing accounts. Those expenses included costs for purchased water, purchased power and pump taxes. Prior to November 29, 2001, the CPUC allowed balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. However, the CPUC has changed this policy by eliminating the use of balancing accounts after November 29, 2001. In 2002 our California water utility recorded a balancing account receivable of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. On July 8, 2004, the CPUC issued a decision that allows our water utility in California to collect the $2.3 million balancing account and an additional under-collection of approximately $0.7 million for a total of $3.0 million. The $0.7 million increase in the balancing account receivable was recorded in the third quarter of 2004. The CPUC decision provides for us to recover the settlement amount through a surcharge billed to customers. Currently, when actual water production costs exceed CPUC-adopted levels, the costs are expensed as incurred. Such costs are tracked in a memorandum account for potential future recovery.

  New Mexico

        Our regulated public water utility in New Mexico provides water supply and sewage collection services for residential, commercial and irrigation use and for fire protection service under jurisdiction of the New Mexico Public Regulation Commission ("NMPRC"). Our New Mexico utility service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, and contains a population of approximately 41,000 people in an area of approximately 34 square miles. Approximately 35% of the area has been developed.

        The following table indicates by classification the number of water connections served by our New Mexico utility as of the end of each of the most recent three years:

New Mexico Utility—Number of Water Connections by Classification

	Water Connections as of December 31,
	2004	2003	2002
Residential	13,400	12,108	10,554
Business and commercial	780	723	707
Other	131	118	104

Totals	14,311	12,949	11,365

        Our New Mexico utility has grown from approximately 800 connections at the time of its acquisition in 1969 to over 14,000 connections. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial development. During 2004, we added 1,362 new water connections and 1,315 new wastewater connections in New Mexico. Because of the continuing real estate development in our service area, we expect continued connection growth in 2005. During 2004 and 2003, our revenues in New Mexico were approximately 64% and 63%, respectively, from sales to residential connections and approximately 36% and 37%, respectively, from sales to commercial and industrial connections.

        Our New Mexico utility owns six wells and five reservoirs, and we believe that we have adequate water capacity to serve our current customer base as well as reasonable growth from new customers. The wells that we own and operate in New Mexico produce water from the Rio Grande Underground Basin. We have purchased, and plan to continue evaluating opportunities to purchase, additional water rights in New Mexico.

        As we expect customer growth to continue in our New Mexico service area, we may have to increase our water supply capacity through additional well construction. Our New Mexico utility has established an emergency supply of water available through an interconnection with another water purveyor, for use in the case of a temporary interruption in our New Mexico water supply.

        Because our New Mexico utility service area has continued to experience customer growth, our operations are capital intensive. Capital is generated from New Mexico operations, periodic debt financing, bank lines of credit extended to our New Mexico utility and to Southwest Water, contributions in aid of construction received from developers, and from advances received from developers, which must be repaid under rules of the NMPRC. For the years ended December 31, 2004, 2003 and 2002, our capital expenditures in New Mexico approximated $9.2 million, $9.6 million and $7.5 million, respectively. Of these amounts, our New Mexico utility received capital contributions from developers of approximately $6.3 million, $8.6 million and $6.7 million in 2004, 2003 and 2002, respectively.

        The NMPRC regulates the rates and operations of our utility subsidiary in New Mexico. Requests for rate increases, typically based on historical costs, must be submitted to the NMPRC. We have not requested a general water rate increase during the past several years.

  Texas

        Our regulated public water utilities in Texas provide water supply and sewage collection and treatment services to approximately 28,000 connections for residential, commercial and irrigation use and for fire protection service under the jurisdiction of the Texas Commission on Environmental Quality ("TCEQ"). Our service areas in Texas are broadly dispersed throughout the state, including the Dallas, Fort Worth, Houston and Austin areas. Our service areas contain a population of approximately 94,000 people in an area of approximately 35 square miles, which is largely undeveloped. These service areas are experiencing continued real estate development, and we expect the number of connections to continue growing in 2005.

        In July 2004, we acquired 86 water systems in Texas which we operate as Monarch Utilities. As of the date of acquisition, Monarch Utilities served approximately 21,000 water connections and 3,500 wastewater connections.

        The following table indicates by classification the number of water connections served by our Texas utilities as of the end of each of the most recent three years:

Texas Utilities—Number of Water Connections by Classification

	Water Connections as of December 31,
	2004	2003	2002
Residential	28,199	5,925	5,602
Business and commercial	206	156	152

Totals	28,405	6,081	5,754

        Our Texas utilities own or have rights to 216 wells and 189 reservoirs in addition to distribution, collection and treatment facilities. We believe that we have adequate capacity to serve our existing customer base in Texas as well as reasonable growth from new customers.

        As we expect customer growth to continue in our Texas service areas, we may have to increase the water supply capacity of our Texas utilities through a combination of outside water purchases and the construction of additional wells. One of our Texas utilities has long-term agreements to purchase water from the cities of Austin and Pflugerville, Texas.

        Because our Texas utility service areas are also in locations of customer growth, these operations are capital intensive. Capital is generated from Texas operations, bank term loans, and contributions and advances received from developers. For the years ended December 31, 2004, 2003 and 2002, our capital expenditures in Texas were approximately $12.4 million, $11.1 million and $13.7 million, respectively. Of these amounts, our Texas utilities received contributions from developers of approximately $1.8 million, $0.6 million and $4.8 million in 2004, 2003 and 2002, respectively.

        The TCEQ regulates the rates and operations of our Texas utility subsidiaries. One of our Texas utilities filed for a general rate increase in June 2001, and new rates became effective in January 2002. Monarch Utilities received authorization for a rate increase in October 2004 and will benefit from a step increase in October 2005. Our other utilities are not currently seeking increased rates; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in future requests for rate increases.

  Seasonality

        Our Utility Group water revenues are seasonal because rainfall and weather conditions affect water sales. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Utility Group wastewater revenues are generally not affected by seasonality.

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

        In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination ("Cooperating Respondents") and our California water utility. As a result of this agreement, we recorded income in 2002 of approximately $1.7 million, for reimbursement of certain water and energy costs, incurred from the contamination. This settlement was an unusual event and we recorded the $1.7 million in other income (expense), in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations.

        Since our groundwater contamination-related costs incurred prior to the agreement were not included in our water rate calculations, the reimbursement offset costs that our utility had previously incurred, resulting in no effect on ratepayers.

        As a result of this settlement agreement, we have received payments during the last three years, and we expect to continue to receive payments until completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million settlement discussed above. The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were approximately $3.3 million, $4.0 million and $4.4 million during 2004, 2003 and 2002, respectively.

        The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were approximately $0.7 million, $2.5 million and $4.4 million for 2004, 2003 and 2002, respectively, and were recorded as contributions in aid of construction.

  Water Quality Regulations

        The water supplies available to our utilities in California, New Mexico, and Texas are subject to regulation by the United States Environmental Protection Agency ("EPA") under the 1996 Federal

Safe Drinking Water Act ("US Act"). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies.

        Our California water supplies are also subject to regulation by the Office of Drinking Water of the California Department of Health Services ("DOHS") under the California Safe Drinking Water Act ("Cal Act"). The Cal Act and the rules of the DOHS are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the DOHS are more stringent than those of the EPA. In addition to the EPA and the DOHS water quality regulations, our California water utility is also subject to water quality standards that may be set by the CPUC. The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the DOHS.

        In June 1998, we detected the substance N-nitrosodimethylamine ("NDMA") in one of our California utility's wells at a level in excess of the EPA reference dosage for health risks. Upon detection, the well was immediately removed from service. In 1999, our California utility completed construction of a treatment facility that is intended to reduce NDMA in this well to non-detectable levels. In February 2001, we received final regulatory approval of the facility and in May 2001, our California utility began producing water from this well. However, in January 2002, the DOHS set a more stringent recommended standard for the substance perchlorate, which was subsequently detected in this California well at levels in excess of the revised standard. We immediately removed this well from service.

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

        In February 2002, the EPA set a more stringent arsenic standard in drinking water from 50 parts per billion to 10 parts per billion, which must be fully met by 2006. At the present time, our water sources in California and Texas are in compliance with the new standards. The DOHS is holding discussions that could result in a more stringent arsenic standard. We cannot predict the impact that such changes in the arsenic standard would have on our California and Texas water utility operations. If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on our financial position or results of operations in California and Texas.

        Although our New Mexico utility meets the current EPA arsenic standard of 50 parts per billion, it does not meet the newly adopted arsenic standard of 10 parts per billion. To meet this new standard by the required 2006 implementation date, we are taking actions that include the construction of arsenic removal treatment plants. We anticipate that capital expenditures of approximately $4 million will be required at our New Mexico facilities in order to comply with the new arsenic standard and that the cost of water will increase as a result of treatment requirements. We believe that there may be funds available from state or federal agencies that could defray all or a part of the capital expenditures that we believe will be necessary to meet the new arsenic standards. If this new standard has an impact on our New Mexico operations, we will consider making a request to the NMPRC for recovery of these costs. While the NMPRC has previously allowed the recovery of similar costs through higher rates, we cannot assure you that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

        Costs associated with testing of our water supplies in California, Texas and New Mexico have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. We believe that costs associated with the additional monitoring and testing of our water supplies will be recoverable from ratepayers through future rate increases. However, we cannot assure you that water sources currently available to our utilities will meet future EPA, or state regulatory requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures in the future. We believe that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, we cannot assure you that recovery of such costs will be allowed.

        Both the EPA and the state regulatory agencies have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels of organic and volatile and semi-volatile organic compounds ("VOCs"), herbicides, pesticides, radionuclides, and inorganic substances are present in water supplied to the public. Our water utilities operators regularly sample and monitor the quality of water being distributed throughout the system. Our utility personnel conduct sampling, testing and inspections at the intervals, locations and frequencies required by EPA and state regulations. Water samples from throughout our water systems are tested regularly by state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The test results are sent to the respective state regulatory agencies. Disinfection and other types of treatment are applied to water supplies as required or needed to safeguard against bacteriological, chemical and other water contaminants. In addition, each of our utilities provides its customers with an annual water quality report that, among other matters, informs them of the sources and quality of the water being provided.

        In addition to water sampling and testing performed by our California utility personnel, independent engineers retained by the Boards conduct sampling and testing for certain pollutants such as VOCs. The results of the sampling and testing are made available to the DOHS and all water purveyors that produce water from the Main Basin. The cost of such sampling and testing is covered by assessments to the producers in this basin.

        Several water and wastewater systems at one of our Texas utilities are in violation of MCLs and other state regulatory requirements. The TCEQ and customers in affected areas have been advised of the violations. We are currently evaluating these issues and working with the TCEQ and outside consultants to bring the systems into full compliance.

        Since the terrorist attacks on September 11, 2001, there has been heightened concern regarding the vulnerability of drinking water systems. Drinking water systems were identified as critical infrastructures and potential terrorist targets. In compliance with the Public Health Security and Bioterrorism Response Act of 2002, PL 107-88, our Utility Group assessed the vulnerability of our water systems to terrorist attack. This vulnerability assessment was used to determine the risks posed to the water supply system operations, treatment, and distribution systems; identify the water systems' vulnerabilities; provide a prioritized plan for security upgrades, modifications of operational procedures, and/or policy changes to mitigate identified risks to critical assets; and provide a basis for comparing the cost of protection against the risks posed. While it is impossible to protect or eliminate the vulnerability of all of our drinking water systems, our utilities considered and are implementing improvements in security that can make it more difficult for attacks to succeed and can lessen the impact of attacks that may occur.

        We believe that water supplied by our California utility meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation and CPUC standards. We also believe that water supplied by our New Mexico utility and our Texas utilities complies with all current requirements of the EPA and the respective state regulatory agencies, except as noted above. However, we cannot assure you that water sources currently available to our water utilities will meet future EPA or state regulatory requirements, or that such future requirements will not necessitate future capital expenditures by our water utilities.

  Competition

        Our regulated utility subsidiaries in California, New Mexico and Texas each operate under a Certificate of Public Convenience and Necessity granted by the CPUC, NMPRC and TCEQ, respectively. Our utilities are also regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of our water utility businesses. Our Utility Group water businesses are dependent upon maintaining these certificates and upon various governmental and court decisions affecting our water rights and service areas.

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

SERVICES GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

  Contractual Relationships

        Our Services Group has over 450 contracts. The majority of these contracts fall into three categories:

  •
  Municipal Utility District contracts

  •
  Operations and maintenance contracts

  •
  Construction management contracts

  Municipal Utility District (MUD) Contracts

        A MUD is created under the rules of the TCEQ to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. Our Services Group has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas. Under a typical MUD contract, we bill a monthly base fee to the MUD to provide a specified level of services. We typically provide water and wastewater facility operations and maintenance services, equipment maintenance and repair, billing and collection services, and state-certified water and wastewater laboratory analysis. We usually bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and do not generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Generally, MUD contracts are cancelable with 30 to 60 day prior notice by either party. Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for many years.

  Operations and Maintenance (O&M) Contracts

        O&M contracts are agreements with cities, private entities and investor-owned utilities (including Utility Group affiliates) that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, public works services, or management of entire water or wastewater systems. Under a typical O&M contract, our Services Group subsidiaries charge a fee that covers a specified level of services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. Our O&M contracts limit our liability in the event of a major system failure or catastrophic event. If we provide services beyond the scope of a contract, we bill for the additional services. For example, if a major system failure or catastrophic event occurred as the result of flooding, earthquake, electrical strike or vandalism, the facility owner usually asks us to provide additional services on a time-and-materials basis.

        Most O&M contracts provide for annual increases based upon inflation and we typically have the right to increase our fixed operations fee if the system experiences customer connection growth beyond a specified level. We may pay certain costs such as chemical or power expenses. Usually, however, the contracts provide reimbursement for these costs.

        In most cases, O&M contracts are cancelable by either party only upon a specific breach of contract. O&M contracts have terms ranging from month-to-month to up to 20 years. We have a strong focus on customer service and client satisfaction and our experience has been that over 95% of our O&M contracts are renewed upon expiration.

  Construction and Construction Management Projects

        Our Services Group enters into contracts pursuant to which we provide construction and construction management services for water and wastewater facility development, improvement and expansion projects. Under the terms of certain of these contracts, we may bear all or a significant portion of the risk of cost overruns, or incur additional costs or penalties for failing to meet project completion deadlines or minimum performance standards.

        In September 2002, we successfully bid a project to design, build, finance and operate a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District ("CVWD"). The project included the drilling of several new wells and the installation of associated water lines. During construction of the treatment plant, we received payments upon completion of construction milestones and will continue to receive such payments until final completion of construction. In addition, the CVWD awarded us a 20-year $20.0 million contract to operate the treatment plant after completion of construction. The construction of the plant started in December 2002 and was substantially complete as of December 31, 2004. The plant is operational and we have met a contractual requirement to produce a specified volume of treated water from this facility as of December 4, 2004. We are currently operating and maintaining the facility under the 20-year contract. The plant has the capacity to produce approximately 5.0 million gallons of potable water per day.

        Our Services Group has contracted with our Texas utilities and our New Mexico utility to perform operating services, normal maintenance and construction work and, in addition, to manage capital projects for these utilities. These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers. In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, we recognize a profit on sales to regulated affiliates and do not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate's use of the services.

  Growth and Backlog

        During the past three years, our Services Group has increased revenues and service areas by adding new contracts and construction projects, pursuing renewal and expansion of existing contracts and by making acquisitions.

        Revenues included in backlog may be realized over a multi-year period. The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these contracts is reflected in the backlog. MUD and multiple-family utility billing contracts are assumed to have a 36-month remaining term, consistent with our experience, and are included in the backlog computation using an assumed 36-month term. As of December 31, 2004 and 2003, our Services Group backlog was approximately $324 million and $315 million, respectively.

  Seasonality

        Our Services Group operations are generally not seasonal but can be affected by severe weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us that may not necessarily be recoverable from our various firm price contracts.

        Revenues of our billing and collection business are generally not subject to seasonal fluctuations.

  Competition

        Competition in the MUD, O&M and construction management portions of our business includes a number of significantly larger companies that provide services on a national and international basis, as well as regional and local competitors. New contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise.

        Cities themselves are also competitors in O&M operations, since we must overcome reluctance on the part of city officials to outsource their water and wastewater services. Although industry renewal rates tend to be high, the contract water and wastewater management business is very competitive, and we cannot assure you that our Services Group will be able to increase or sustain its market share.

  Regulation

        Our Services Group prices are not subject to regulation. However, because we provide contract services which include the operation and maintenance of water supply and wastewater facilities owned by cities, public agencies, municipal utility districts and private entities, we are subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters.

CREDIT CONCENTRATION

        We have no individual customers who accounted for 10% or more of our consolidated revenues in 2004, or whose loss would have a material adverse effect on our consolidated or operating segment revenues.

INTELLECTUAL PROPERTY

        The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities. Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

SIGNIFICANT ACQUISITIONS

        In September 2004, we acquired the assets of ACE Technologies, Inc., a water and wastewater testing laboratory, and incorporated its business into an existing subsidiary. This acquisition allowed us to expand our capacity and expertise in the water and wastewater quality testing field. The purchase price was approximately $1.2 million, consisting entirely of a note payable.

        In July 2004, we acquired a Texas utility consisting of a collection of rural regulated water systems and wastewater systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P., and renamed the utility Monarch Utilities, Inc. ("Monarch Utilities"). The aggregate purchase price was approximately $66 million, comprised of approximately $48 million in cash payments and the assumption of approximately $18 million in debt.

        During 2004, we completed several acquisitions in the multiple-family utility billing and collection market. These acquisitions were structured as asset purchases, primarily of account contracts, account lists, software and other assets. Under the purchase agreements we acquired approximately 136,000 active billing and collection units at a cost of approximately $3.8 million in cash and approximately $1.5 million in notes payable.

        In November 2002, we acquired certain contract operations of AquaSource Inc., a provider of contract water and wastewater services in Texas, Colorado and South Dakota. The purchase price consisted of approximately $10.3 million in cash. Upon closing of the transaction on November 22, 2002, we began operating the majority of this business under the name Aqua Services, LP ("Aqua Services") while the remaining part was incorporated into one of our existing subsidiaries.

        In December 2001, we acquired substantially all of the assets of CDC/Construction Design Company, LTD., a company with experience in underground water and wastewater utility maintenance and manhole rehabilitation. The aggregate purchase price was approximately $3.2 million, which consisted of approximately $0.2 million in cash payments and notes payable of approximately $3.0 million.

        In August 2001, we purchased 90% of the outstanding shares of OpTech, a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8.2 million. The purchase price consisted of cash payments of $3.5 million in August 2001 and $0.4 million in January 2002, promissory notes in the aggregate amount of $3.0 million and shares of our common stock with a market value of $1.3 million at August 31, 2001. We also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech. Under the terms of our purchase agreement, we have the right to acquire the remaining 10% of OpTech after a period of five years based upon a formula relating to the profitability of OpTech. Beginning in 2004, the minority owner has the option to sell the remaining 10% of OpTech to us using the same formula, subject to a minimum of $1.0 million.

        In April 2000, the Company purchased 80% of the outstanding common stock of Master Tek for $4.0 million. The purchase price consisted of $2.0 million in cash and a $2.0 million ten-year promissory note. The purchase agreement provided that the Company had the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial performance of Master Tek over the following seven years. Under the terms of the purchase agreement, the minority owner of Master Tek had the right to require the Company to purchase his remaining 20% minority interest in 5% increments at a price based on a formula, but not less than $1.0 million per year, over a four-year period commencing in April 2002. The acquisition was accounted for using the purchase method of accounting, and the results of Master Tek's operations have been consolidated with those of Southwest Water since April 3, 2000, the effective date of the transaction. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. In April 2002, we paid $1.0 million to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, thereby increasing our ownership to 85%.

        In February 2003, we filed a lawsuit against the minority stockholder of Master Tek. In April 2003, the minority stockholder exercised his right to require the Company to purchase an additional 5% interest in Master Tek, which increased the Company's ownership to 90%. The lawsuit was settled in October 2003 with the following resolutions: (i) we took ownership of the remaining 10% of shares of Master Tek stock, (ii) a final payment of $2.7 million to the minority owner made in January 2004,

(iii) elimination of the Company's $1.5 million note payable to the minority stockholder, (iv) release of the Company from any claims made by the minority stockholder and (v) certain indemnifications from the minority stockholder to cover certain potential or unasserted claims from third parties.

        In 1996, we acquired a 49% interest in Windermere Utility Company ("Windermere"), a regulated water and wastewater utility located in the Austin, Texas, area. In October 2000, we reached an agreement with the majority stockholder and purchased an additional 31% interest from the majority stockholder, increasing our ownership in Windermere to 80%. As part of this transaction, we also purchased 100% of Hornsby Bend Utility Company ("Hornsby"), a nearby water and wastewater utility. The purchase price for these two transactions consisted of Southwest Water common stock with a market value of $4.0 million at October 1, 2000. The purchase agreement provides that we have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6.0 million payable in our common stock at any time when the market value of our common stock increases to $12.96 per share (after adjustment for stock splits and dividends through January 2005). The minority owner of Windermere has the right to put the remaining 20% to us after October 1, 2005, for up to 450,000 shares of our common stock, but no less than 240,000 shares, depending on the prevailing stock price. We also entered into a consulting agreement with the minority owner.

EMPLOYEES

        At December 31, 2004, we employed approximately 1,500 people. Approximately 1,400 people were employed in our Services Group and 100 were employed in our Utility Group. Approximately 1% of our employees are represented under a collective bargaining agreement. We believe relations with our employees are positive.

DIVIDEND HISTORY

        During the past 20 years, Southwest Water has paid quarterly a cash dividend. For specific information relative to dividends paid during 2004 and 2003, see "Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." In addition, we have also declared stock dividends or stock splits, paid in the form of stock dividends, annually over the last ten years.

SUBSEQUENT EVENTS

        We received an unsolicited proposal, from a prospective buyer, to negotiate terms and conditions for the sale of our multiple-family utility billing and collection subsidiary. We are evaluating this and other alternatives. Based upon our evaluation we may consider the divestiture or restructuring of this subsidiary, which generated revenues of approximately $8 million in 2004.

        In March 2005, we completed the acquisition of Novus Utility Services, Inc. ("Novus"), a Birmingham, Alabama, contract operations company. The aggregate purchase price was approximately $2.5 million in cash and notes payable. Novus generated 2004 revenues of approximately $4 million.

RISK FACTORS

        The following factors could cause our actual results to differ materially from our historical results and/or forward-looking statements:

Risks Related to Our Business

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

  Our regulated utility subsidiaries are subject to regulation by governmental agencies which establish the rates that we may charge our customers. These rates are intended, in concept, to permit our utilities to recover operating costs and earn a rate of return on our investment in utility plant and equipment. Each state regulatory agency sets the rules and policies that allow our utilities to file applications to increase rates as expenses or investment needs increase. These rules and policies may require that we estimate future expenses or may require that we incur specific expenses before there can be a change in rates. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses, or other factors. For example, electric power costs in California have been volatile. While we intend to use energy-efficient techniques and appropriate equipment, we may seek an increase in rates. If we were unable to obtain a rate increase that completely offsets the effect of higher power costs, we would realize a decrease in our profitability.

  The regulatory agencies may change their rules and policies which may adversely impact our profitability. In some states regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency. Changes in rules and policies, including policies allowing our Services Group to provide operations and maintenance, and construction and construction management services to our regulated utilities at fair market value, may adversely impact our operating results.

•
We may discover additional contamination of our water sources which may adversely affect our operations.

  Our water sources are subject to contamination from sewage spills, hazardous materials leaks, or similar events. We may not recover costs incurred or revenues lost due to such contamination from responsible parties or from rate payers. Additionally, these events could expose us to environmental liabilities, claims and litigation costs. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

•
We own assets in areas subject to natural disasters or that may be the target of terrorist activities.

  Some of our utility operations are located in an area of southern California that is subject to earthquakes and other natural disasters. While we maintain insurance policies to help reduce our financial exposure, a significant seismic event could adversely impact our ability to deliver water. Additionally, our utility assets could be targeted by terrorists seeking to disrupt services to our customers.

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

  Each of our utilities obtains its water from various sources. The preferred source is pumping water from aquifers within our service areas. In the event that our wells cannot meet the customer demand, we have the ability to purchase water from surrounding municipalities, agencies and other utilities. However, it usually costs us more to purchase water than to produce it. Furthermore, these alternative sources may not always have an adequate supply to sell us. For example, our California utility purchases water from the MWD, which receives water from the Colorado River. In 2003, the US Department of the Interior restricted the amount of water that California may receive from the Colorado River. This restriction may impact the amount of water that the MWD can sell to our California utility in the future. We can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of our water will not adversely affect our operating results.

•
We need access to capital to continue to invest in our utility assets.

  To meet the regulatory requirements for rates, increases in customer connections, and environmental challenges, we need to continue our investment in utility plant and property. Currently we obtain the funds for our capital projects from our operations, the acceptance of contributions from developers, the issuance of our equity securities in public or private transactions and the use of both short- and long-term debt. In the event that any of these sources were not available, or if we could not raise the capital in a manner acceptable to our regulators, our financial performance could be adversely affected.

•
We may be limited in our ability to mitigate water costs related to non-paying customers due to environmental considerations.

  Under most circumstances, we discontinue service to non-paying customers. However, there may be situations where the discontinuation of water service could cause potentially significant environmental exposures. In such cases, we may continue to incur costs to procure and distribute water to non-paying customers.

  Risk factors that affect our Services Group operations

•
We operate in a competitive market with low operating margins.

  Our Services Group competes with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts.

  Due to the nature of our contract operations business, and to the very competitive nature of the market, we operate in a low-margin environment. We must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other large companies. Our inability to do so could adversely impact our results of operations.

•
Our revenue growth depends on our ability to enter into new, and maintain our existing, operating contracts with cities, agencies and municipal utility districts.

  Our revenue growth depends upon our ability to generate new as well as renew operating contracts with smaller cities, other agencies and municipal utility districts. Because we are selling our services in a political environment, we are subject to changing trends and municipal preferences. Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services. In the United States, municipalities own and municipal employees operate the majority of water and wastewater systems. A significant portion of our Services Group's marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. Employee unions and certain "public interest" groups generally oppose the principle of outsourcing and are active opponents in this process. The political environment means that decisions are made based on many factors, not just economic factors.

•
Our business depends on trained, qualified employees.

  State regulations set the employee training, experience and qualifications standards required to operate specific water and wastewater facilities. We must recruit, retain and develop qualified employees, maintain training programs and support employee advancement. We must also secure the proper management and operational people, such as state-certified and qualified employees to support the operation of water and wastewater facilities. Failure to do so could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues.

•
Events such as heavy rain, hurricanes, tornadoes and floods may affect our results of operations.

  Our Services Group contract operations can be impacted by heavy rainfall which may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Severe weather conditions, such as hurricanes, tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our firm, fixed-price O&M contracts, and may adversely impact our results of operations.

•
Our Services Group contracts have certain performance risks.

  Our Services Group operating contracts require high levels of service to our clients. If we are unable to provide such services, the client may refuse payment, terminate the contract and may initiate a claim against us. Though we provide training programs, maintain close management oversight, provide performance bonds to our clients and follow other best practice activities, we may fail to properly provide these services. Such a failure may adversely impact our revenues and profitability.

  Additionally, in certain circumstances our billing and collection business may use estimates in calculating invoices sent to tenants on behalf of our landlord clients. These estimates may involve allocations of common area space, extrapolation of usage data, allocation of usage between billing periods, correction of incorrect meter readings, and usage allocation based upon facility size, tenant load, occupancy term and other factors. We cannot assure you that we will not face claims regarding the use of such estimates, which may impact our results of operations.

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

  We may have contracts where we guarantee project completion by a scheduled date. At times, we may guarantee that the project, when completed, will achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may face claims for cost impacts and/or penalties to the client resulting from any delay or as reimbursement for costs incurred to meet project performance standards. To the extent that these events occur, and are not due to circumstances for which the customer accepts responsibility, and cannot be mitigated against performance bonds or our subcontractor contracts, the total costs of the project could exceed our original estimates and we could experience reduced profits or, in some cases, a loss for the project.

  Our customers may require us to secure performance and completion bonds for certain contracts and projects. Since September 2001, the market environment for surety companies has become risk averse. We secure performance and completion bonds for our contracts from these surety companies. To the extent we are unable to obtain bonds, new contracts would not be awarded to us and as a result, we could experience reduced revenues and profits. There can be no assurance that we can secure performance and completion bonds on future projects, or obtain bond renewals on existing contracts or projects.

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

  Our multiple-family utility billing and collection business relies on third parties for certain product design, product manufacture and assembly, and product installation and service. In selecting these third party service providers, we attempt to ensure that they will provide a service that meets high quality standards. We receive guarantees from certain of these vendors, but we cannot be certain that such guarantees completely protect us from the risk of quality failure in the design, manufacture, and installation of submetering equipment. We cannot assure you that we will not face claims regarding product and installation quality for equipment placed in service either before or after our acquisition of our submetering business. Such claims could have an adverse impact on our results of operations.

•
Our Services Group is subject to environmental and water quality risks.

  Our clients, municipalities or public agencies are the owners of the facilities that we operate under contract. These facilities must be operated in accordance with various federal and state water quality standards. We also handle certain hazardous materials at these facilities, primarily chlorine gas. Any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

•
We operate a large fleet of vehicles that could expose us to liabilities.

  The Services Group has a fleet in excess of 700 vehicles. Our employees drive over 15 million miles per year. We are subject to normal vehicle risks associated with operating a fleet this large, including automobile accidents causing injury to our employees or damage to our leased vehicles, as well as third party damage to other property, vehicles or possible injury to others. Although we have vehicle insurance that covers material third party damage and liability, inability to manage this large fleet could have a material adverse impact on our results of operations.

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

•
Our operations and maintenance contracts may be canceled, reducing our revenues and backlog. Also, we may not secure new construction and construction management projects on a consistent basis, leading to fluctuations in revenues and backlog.

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

  Changes in regulatory rules and policies currently allowing our Services Group to provide operations and maintenance, and construction and construction management services to our regulated utilities at fair market value, may adversely impact our revenue and operating results.

  We may not be able to consistently secure new construction projects, which are non-recurring in nature. Our inability to negotiate new construction projects as existing projects are completed would lead to decreases in both revenue and backlog. However, we cannot guarantee that the revenues projected in our backlog will be realized or, if realized, will result in profits.

Risks Related to our Common Stock

•
We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

  As a holding company, we conduct all of our operations exclusively through our subsidiaries and our only significant assets are our investment in those subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service and other obligations. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our debt. Furthermore, our right to receive cash or other assets of one of our subsidiaries upon the liquidation or reorganization of that subsidiary is generally subject to the prior claims of creditors, including trade creditors, of that subsidiary. Even if we were recognized as a creditor of that subsidiary, our claims would still be subject to any security interest of that subsidiary's other creditors. Therefore, our debt would be structurally subordinated to creditors, including trade creditors, of our subsidiaries. If we are unable to collect funds from our wholly owned subsidiaries in a timely manner we could be unable to meet our obligations, which could have a material adverse effect on our results of operations.

•
Our outstanding indebtedness may adversely affect our financial condition and the value of our common stock.

  We have significant levels of long-term debt, including first mortgage bond indentures, term loans, convertible debentures and revolving credit facilities. If we were unable to make scheduled principal or interest payments on our debt, we could face actions by our creditors including penalties, litigation, increased interest charges, acceleration of maturity schedules, and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

•
The market price of our shares of common stock could be volatile.

  Our share price could become volatile due in part to the high volatility in the securities markets generally as well as developments from quarter to quarter which impact our financial results.

  Factors other than our financial results that may affect our share price include, but are not limited to: (i) market expectations of the performance and capital spending plans of our customers; (ii) the level of business activity or perceived growth in the market for water services in general; (iii) investor perception of, as well as the actual performance of, other utilities or water services companies; (iv) a change in interest rates which could make yield comparisons relative to our stock less favorable; (v) announcements by our customers or announcements concerning financial difficulties for customers for whom we have provided financing or with whom we have entered into material contracts; (vi) announcements by our key competitors concerning the award of large agreements or contracts for water services; (vii) potential litigation involving us or the industries in which we operate; and (viii) announcements concerning the bankruptcy or other similar reorganization proceedings involving, or any investigations into the accounting practices of, other water services companies.

•
Our results could fall below the expectations of market analysts and investors.

  Securities analysts closely monitor our quarterly and annual results and maintain earnings estimates for future periods. If our actual results were to fall short of their estimates, they may downgrade their rating of our stock, which could cause our share price to decline.

•
We may issue additional shares of common stock.

  In order to raise additional capital, we have issued additional shares of common stock under both public and private offerings, and we may continue to do so. In addition, we issued fixed rate convertible subordinate debentures in 2001 that are convertible into common stock. Additional issuances of common stock or securities convertible into common stock will be dilutive to existing shareholders.

Other Risk Factors

•
Our capital resources may restrict our ability to operate and expand our business.

  We anticipate that our available line of credit borrowing capacity, cash balances, cash flow generated from operations, and execution of additional financing alternatives will enable us to continue operating and expanding our business. We may be unable to renew our credit facilities when they expire. We may be unable to execute additional financing alternatives at terms that we find acceptable. If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending would be reduced or delayed, and any future acquisitions would be delayed or eliminated. While we have the ability to take these actions, they could negatively impact our revenues, revenue growth and profitability.

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

  Both our Services Group and our Utility Group operations are impacted by the general economic conditions for real estate, and the pace and location of real estate development activities within the United States. Increases in the number of water and wastewater connections, connection fees and billing and collection accounts are the result of expanded real estate development in areas we serve. We have little or no ability to control the pace and location of real estate development activities which affect our business. We cannot assure you that we will be able to continue to increase the number of customer connections and accounts, which may adversely affect our revenue growth.

•
We are subject to debt covenants.

  We are obligated to comply with specified debt covenants under certain of our loan and debt agreements. Failure to maintain compliance with these covenants could limit future borrowing, and we could face penalties, increased borrowing costs, litigation, acceleration of maturity schedules and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

•
Rating agencies may downgrade our debt.

  We may pursue a rating on our debt from a nationally recognized rating agency. If a rating agency should downgrade our debt, or take other action regarding their outlook on our debt, our ability to issue new debt or refinance existing debt could be adversely impacted, and/or our cost of borrowing could increase.

•
We are subject to increasing costs of producing products and services.

  The cost of water (whether produced from our own wells or purchased from outside sources), electric power and natural gas represents a substantial portion of the combined operating costs of our water utilities. Purchased water is significantly more expensive than water produced by our utilities. As a result, each utility attempts to produce as much of the water it delivers as possible and to use water purchases only to supplement its own production. Factors such as drought, water contamination issues and customer demand can increase water purchases and the overall cost of water for our utilities. Such factors are not within our control and may decrease our profitability if we are unable to obtain rate increases from a regulatory agency.

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

•
Internal control weaknesses could have an adverse effect on us.

  As reported under Item 9A of this Report, our management concluded that we had a deficiency in our internal control over financial reporting that resulted in a material weakness in our internal controls as of December 31, 2004. Management is planning appropriate steps to remediate the material weakness, as discussed in Item 9A(d), but there can be no assurance that we will have the resources to address the material weakness in a timely manner. Insufficient internal controls could result in lack of compliance with contractual agreements, misstatements in our financial statements in amounts that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Finally, controls that function effectively today may become inadequate due to changes in conditions.

•
We rely on a number of complex business systems that could malfunction.

  Our businesses are dependent on several complex business systems that must function reliably in order for us to operate effectively. Among other things, system malfunctions could prevent us from operating or monitoring our facilities, billing accurately and timely analyzing financial results. Our profitability and cash flow could be impacted negatively in the event these systems do not operate effectively.

•
We retain certain risks not covered by our insurance policies.

  We evaluate our risks and insurance coverage annually. Our evaluation considers the costs, risks and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings. We cannot assure you that we will not face uninsured losses pertaining to the risks we have retained or that such uninsured losses will not affect our financial condition, liquidity and results of operations.

COMPANY INFORMATION

        We make available free of charge through our Internet website, our press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website also contains our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers. The Code of Ethics for Directors and Executive Officers applies to our Directors, Chief Executive Officer and senior officers. We will provide without charge to any person a copy of our Code of Ethics. Requests should be directed to the Director of Corporate Communications, Southwest Water Company; 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017-3782 (telephone number (213) 929-1800). Our Internet website address is "www.swwc.com".

ITEM 2. PROPERTIES

Facilities

  Administrative Offices

        We lease administrative office and warehouse space at 17 locations in California, Texas, New Mexico, Colorado, Georgia, and Mississippi. In aggregate, these office and warehouse facilities total approximately 150,000 square feet. In addition, we own administrative and warehouse space at three locations in California and Texas. In the aggregate, the facilities we own total approximately 31,000 square feet of office space. We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth. The majority of our operations do not require uniquely specialized facilities, and we believe that additional or alternative office space is available, if required, at reasonable prices. We may relocate some of our offices as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

  Property, Plant and Equipment

        The majority of our property, plant and equipment is held in the Utility Group. Property, plant and equipment, net of accumulated depreciation, as of December 31, 2004, was as follows:

Net Property Plant and Equipment
(in millions)
Utility Group
California	$92.8
New Mexico	72.8
Texas	124.2
Oklahoma	0.6

Utility Group Total	290.4
Services Group	11.3
Corporate Other	0.9

Total	$302.6

  Water Production and Distribution Facilities

        Our utilities subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utilities have rights-of-way and easements in their service areas necessary to provide water services. Water production and distribution facilities held by our utilities as of December 31, 2004 were as follows:

	California	New Mexico	Texas
Transmission and distribution mains (in miles)	849	205	985
Storage reservoirs	31	5	189
Storage reservoir capacity (in millions of gallons)	72	12	10
Active wells	15	6	211
Approximate pumping capacity (in gallons per minute)	33,200	10,200	22,200

  Wastewater Facilities

        Our New Mexico utility owns and operates a sewer collection system consisting of two lift stations and approximately 156 miles of interceptor and collector lines. Wastewater is treated at a city-owned facility.

        Our Texas utilities own and operate 13 sewer collection systems, including 33 lift stations and approximately 180 miles of interceptor and collector lines.

  Capital Expenditures, Repairs and Maintenance

        We believe that our properties are maintained in good condition and in accordance with current standards of good industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization. We intend to continue our capital expenditure program, constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the regulating authorities. Our employees perform normal maintenance and construction work on these facilities while major construction projects are normally performed by general contractors. Ongoing maintenance and repairs expenses in our Utility Group, as a percentage of Utility Group revenue, for the three years ended December 31, 2004 were as follows:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(in millions, except percentages)
Maintenance and Repairs	$4.8	7%	$3.7	7%	$4.1	8%

  Mortgages and Liens

        Virtually all of our California utility's property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended (the California Indenture), securing our California utility's First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to Southwest Water. Our California utility pays regular quarterly dividends to Southwest Water. As of December 31, 2004, our California utility was in compliance with dividend limitations mandated by the California Indenture.

        Virtually all of our utility property in New Mexico is subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the New Mexico Indenture), securing our New Mexico utility's First Mortgage Bonds. The New Mexico Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New Mexico utility may pay to Southwest Water. Our utility in New Mexico pays regular quarterly dividends to Southwest Water. At December 31, 2004, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture.

        Substantially all of the assets of our Windermere subsidiary in Texas have been identified as security for Windermere's 10-year $10.0 million secured bank term loan.

        Substantially all of the assets of Monarch Utilities have been pledged as security for Monarch's 17-year $14 million secured bank term loan. Additionally, the stock of Monarch Utilities has been pledged as security for $10 million of our bank lines of credit.

        A wastewater treatment facility owned and operated by a Southwest subsidiary has been pledged as security for $2.3 million of economic development bonds issued by the city of Keystone, South Dakota, to finance the construction of that facility.

ITEM 3. LEGAL PROCEEDINGS

        Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). In August 2004, the case against us was dismissed; however, the plaintiffs have appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District. To date, liability insurance carriers have absorbed the costs of defense of the lawsuits. Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

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

        Age: 64

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

Peter J. Moerbeek—President and Chief Operating Officer, Southwest Water and President, Southwest Water Company Services Group

        Age: 57

        Mr. Moerbeek began his career at Southwest Water Company in 1995 as Vice President Finance and Chief Financial Officer. In 1997, he was appointed to the additional position of Chief Operating Officer of ECO Resources Inc., (ECO) a wholly owned subsidiary of Southwest Water. He was appointed to the position, President, Southwest Water Company Services Group, when that position was created in 2002. In February 2004, Mr. Moerbeek assumed his current position as President and Chief Operating Officer of Southwest Water. He continues as the President of the Services Group. In 2001, Mr. Moerbeek was appointed to the Board of Directors of Southwest Water Company. From 1989 to 1995, Mr. Moerbeek served as Executive Vice President—Finance and Operations for Pico Products, a publicly held manufacturer and importer of cable television equipment and parts. From 1986 to 1989, Mr. Moerbeek served as Vice President and Controller for Ortel Corporation, a high-tech laser manufacturing start-up. From 1982 to 1985, he served as Vice President, Finance and Administration for Eisenman Chemical Company, a provider of products and services to the oil industry. Mr. Moerbeek has an MBA and a Bachelor of Science in Electrical Engineering from the University of Washington. Mr. Moerbeek is a licensed certified public accountant in the State of Washington.

Richard J. Shields—Chief Financial Officer

        Age: 47

        Mr. Shields has served as our Chief Financial Officer since October 2002. From 2001 to 2002, Mr. Shields served as Vice President and Chief Financial Officer of Day Software, Inc. From 1999 to 2001 he served as Chief Financial Officer of Winfire, Inc. From 1996 to 1999, Mr. Shields served as Chief Financial Officer of Frame-n-lens Optical, Inc. From 1988 through 1996, Mr. Shields held various finance management positions at AST Research, Inc., including Director of the Americas Region Finance. From 1985 to 1988, Mr. Shields served in various management positions at Taco Bell Corporation. Mr. Shields began his career in 1982 with Price Waterhouse. Mr. Shields has a Bachelor of Arts in accounting from Eastern Washington University and an MBA from the University of Notre Dame. Mr. Shields is a licensed certified public accountant in the State of California.

Michael O. Quinn—President, Southwest Water Company Utility Group

        Age: 58

        Mr. Quinn has held a variety of positions with Southwest Water Company and its subsidiaries since 1970. He is President of the Utility Group of Southwest Water Company and has been President of Suburban Water Systems since 1996. From 1992 to 1996, he was Chief Operating Officer for Suburban Water Systems. From 1985 to 1992, he was President of ECO Resources, Inc. Prior to that he was Controller/Treasurer at Suburban Water Systems. Mr. Quinn holds a Bachelor of Arts in Business Management from California State University at Fullerton. Among his water industry affiliations, Mr. Quinn is past president of the California Water Association, is president of the National Association of Water Companies and serves on the boards of the Citrus Valley Health Foundation, California Domestic Water Company and Covina Irrigating Company.

Shelley A. Farnham—Vice President Human Resources and Secretary

        Age: 49

        Ms. Farnham has been Vice President of Human Resources since July 1998. She oversees organizational planning and development, employee relations, training, compensation and benefits administration for the company and its subsidiaries. She provided human resources leadership to the marketing organization of Atlantic Richfield's Products Company from 1995 to 1998. From 1988 to 1995, Ms. Farnham held numerous positions in human resources, ranging from recruiter to training manager to interstate personnel manager with the Federal Reserve Bank of New York and Northrop Corporation. She has a Bachelor of Science degree in Management/Finance from Simmons College in Boston, Massachusetts.

Maurice W. Gallarda—Vice President New Business Development

        Age: 51

        Mr. Gallarda has been with the Company since 1998. As Vice President of New Business development he manages strategic growth planning as well as internal growth and opportunities for expansion into new markets and services. From 1995 to 1998, Mr. Gallarda was Chief Executive Officer of Watershed Holdings, Inc., a company he founded to provide engineering, analytical and manufacturing services to the environmental industry. From 1987 through 1995, Mr. Gallarda served as President of Thorne Environmental, Inc., and Park Environmental Corporation where his responsibilities included the integration of existing business into the expanding environmental industry. He is also active in several professional organizations including the American Society of Civil Engineers, the Water Environment Federation, the California Environmental Bar Association and the National Society of Professional Engineers. An appointee of former California Governor Pete Wilson, Mr. Gallarda served on the California Regional Water Quality Control Board. Mr. Gallarda has a Bachelor of Science degree in Civil Engineering from California State University, Sacramento. He is licensed as a professional civil engineer in multiple states.

Cheryl L. Clary—Vice President Finance

        Age: 49

        Ms. Clary was appointed Vice President Finance in October 2004. From 2002 to 2004, she served as Chief Financial Officer of Del Richardson and Associates, a professional services firm. From 2000 to 2001, she was Managing Director of the Los Angeles office of Jefferson Wells International, a management consulting firm. From 1981 to 2000, she held various senior level finance and operational management positions at Atlantic Richfield Company, an oil and gas company, including business manager at three different operating units. Ms. Clary began her career in 1977 in public accounting. Ms. Clary has a Bachelor of Science degree in Business Administration with an emphasis in Accounting from California State University, Northridge.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information

        The following table shows the range of market prices of Southwest Water's common shares. The prices shown reflect the intra-day high and low bid prices for our common stock without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends declared in each quarter, reflect a 5% stock dividend on January 3, 2005, a 4-for-3 stock split in the form of a stock dividend on January 1, 2004 and a 5% stock dividend on January 1, 2003. Our common stock is traded on the NASDAQ Stock Market under the symbol SWWC. At December 31, 2004, there were approximately 2,500 stockholders of record.

	Southwest Water Company
	Stock Price Range
			Cash Dividends
	High	Low
YEAR ENDED DECEMBER 31, 2003
First Quarter	$10.00	$8.65	$0.041
Second Quarter	10.40	8.53	0.041
Third Quarter	10.36	9.10	0.041
Fourth Quarter	11.79	9.93	0.045
YEAR ENDED DECEMBER 31, 2004
First Quarter	16.74	12.38	0.045
Second Quarter	13.97	10.82	0.045
Third Quarter	12.72	11.14	0.050
Fourth Quarter	13.65	11.54	0.050
YEAR ENDING DECEMBER 31, 2005
First Quarter through March 30, 2005	13.89	10.24

  Dividend Policy

        Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors. Our current quarterly dividend rate is $0.05 per share of common stock.

ITEM 6. SELECTED FINANCIAL DATA

        Earnings per common share, cash dividends per common share and basic and diluted weighted average outstanding common shares reflect the following:

  •
  a 5% stock dividend on January 3, 2005,

  •
  a 4-for-3 stock split in the form of a stock dividend on January 1, 2004,

  •
  a 5% stock dividend on January 1, 2003,

  •
  a 5% stock dividend on October 1, 2001 and

  •
  a 5-for-4 stock split in the form of a stock dividend on January 1, 2001.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per common share data)
Summary of Income Statement Data:
Revenues	$187,952	$172,974	$130,800	$115,547	$104,741
Operating income	11,635	14,792	10,774	11,731	11,039
Gain on sales of land	169	728	119	—	128
Other income (expense)(a), (b)	(5)	(70)	2,551	298	161
Net income(c)	4,534	7,193	6,002	5,451	4,839
Net income available for common shareholders(c)	4,510	7,166	5,975	5,424	4,812
Common Share Data:
Earnings per common share:
Basic(a), (b), (d)	$0.26	$0.49	$0.44	$0.41	$0.38
Diluted(a), (b), (d)	$0.24	$0.47	$0.42	$0.39	$0.37
Cash dividends per common share(d)	$0.19	$0.17	$0.16	$0.15	$0.13
Balance Sheet and Other Data:
Additions to property, plant and equipment	$25,714	$18,352	$25,587	$15,008	$7,683
Total assets	404,809	296,222	268,744	225,186	196,652
Long-term portion of lines of credit and debt	115,827	73,102	80,985	58,063	46,351
Stockholders' equity	126,198	79,667	61,837	55,718	49,078

(a)
In 2001, we were required to remove some of our wells from service due to chemical contamination. This has resulted in our California utility purchasing a significant portion of its water supply from the MWD and other sources since 2001. In May 2002, an agreement was reached among some of the parties responsible for the contamination and our California water utility. As a result of the agreement we recorded income of approximately $1.7 million in 2002, which covered certain water and energy costs, incurred in 1999, 2000 and 2001 arising from the contamination that were prior to the commencement of monthly contamination cost reimbursement payments. This agreement was an unusual event and we recorded the $1.7 million in other income rather than as an increase to operating income, in accordance with the provisions of APB No. 30, Reporting the Results of Operations. See Summary of Significant Accounting Policies in the footnotes of our financial statements.

  As a result of this contamination, we have received payments, and we expect to continue to receive payments until completion of remediation, for the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination. For 2004 and 2003 the amount of reimbursed expenses was approximately $3.3 million and $4.0 million, respectively. This reimbursement pertains to our agreement with the parties responsible for the contamination. It is ongoing and is no longer considered an unusual event. As such, the reimbursement is recorded as a reduction to "operating expenses—utility group" for 2004 and 2003. The reimbursement, net of tax, for 2004 and 2003 was $0.11 and $0.17 per share, respectively.

(b)
Results of operations for 2002 include other income of $1.7 million of income from an agreement with Cooperating Respondents, as well as a $1.0 million gain on termination of a pension plan. The effect of those items, net of taxes, was $0.08 per share of income, from the agreement with Cooperating Respondents, as well as $0.05 per share gain on termination of a pension plan.

(c)
Excludes amortization of goodwill after 2001. The expense for amortization of goodwill was $104,000 and $63,000, net of taxes, in 2001 and 2000, respectively.

(d)
Earnings per common share, cash dividends per common share and weighted average outstanding common shares for years ending December 31, 2000 to 2003 have been restated to reflect the 5% stock dividend declared on January 3, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

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

Overview

        Southwest Water Company and subsidiaries ("Southwest Water," "we," "us," "our" or "the Company," unless the context otherwise requires), provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. We own regulated public utilities and also serve cities, utility districts and private companies under contract. We provide our services to more than two million people. Our subsidiaries are segmented into two operating groups: our Utility Group and our Services Group.

        Our Utility Group owns and operates public water and wastewater utilities in California, New Mexico, Oklahoma and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that our regulated utility subsidiaries charge for water and wastewater usage are established by state authorities.

        Our Services Group operates our contract service businesses in which we operate and maintain water and wastewater facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities (including Utility Group affiliates) primarily in Alabama, California, Colorado, Georgia, Mississippi, New Jersey, New Mexico, South Dakota and Texas. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group prices are not subject to regulation. We also provide multiple-family utility billing and collection services in numerous states.

Results of Operations

        The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	2002	% of Revenue
	($ amounts in millions)
Revenues:
Utility group	$69.5	37	$56.9	33	$52.0	40
Services group	118.5	63	116.1	67	78.8	60

	188.0	100	173.0	100	130.8	100
Expenses:
Operating expenses—utility group	40.6	22	34.0	20	33.7	26
Operating expenses—services group	106.5	56	102.1	59	67.9	52
Selling, general and administrative expenses	29.3	16	22.1	13	18.4	14

	176.4	94	158.2	92	120.0	92
Operating Income	11.6	6	14.8	8	10.8	8
Other Income (Expense):
Interest expense	(5.6)	(3)	(4.6)	(3)	(4.5)	(3)
Interest income	0.9	—	0.4	—	0.3	—
Gain on sales of land	0.2	—	0.7	1	0.1	—
Other	—	—	(0.1)	—	2.5	2

	(4.5)	(3)	(3.6)	(2)	(1.6)	(1)

Income Before Income Taxes	7.1	3	11.2	6	9.2	7
Provision for Income Taxes	2.6	1	4.0	2	3.2	2

Net Income	$4.5	2	$7.2	4	$6.0	5

2004 Compared to 2003

  Revenues

  Utility Group

        Utility Group revenues represent fees earned for the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use. Revenues in the Utility Group increased approximately $12.6 million, or 22%, to $69.5 million during 2004 from $56.9 million during the prior year. The increase in Utility Group revenues was primarily due to the following:

  •
  An increase of approximately $7.1 million attributable to Monarch Utilities. Monarch Utilities was acquired in July 2004,

  •
  An increase of approximately $3.5 million representing increases in rates at our California utility, and

  •
  An increase of approximately $1.2 million representing the favorable effect of increased connections at our New Mexico and Texas utilities, excluding Monarch.

  Services Group

        Services Group revenues represent fees earned for water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, public works and state-certified water and wastewater laboratory analysis. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects. Revenues in 2004 increased approximately $2.4 million, or 2%, to $118.5 million from $116.1 million during the prior year. The increase in Services Group revenues was primarily due to the following:

  •
  An increase of approximately $3.8 million resulting from operations and maintenance contracts which were new in 2004 or initiated in the latter part of 2003, which included contracts serving the cities of Pascagoula, Mississippi, Santa Paula and San Simeon, California, as well as Monarch Utilities. We achieved further revenue growth by increasing billing rates and expanding services under certain existing contracts.

  •
  An increase of approximately $1.0 million earned by our subsidiaries that provide state-certified water and wastewater laboratory services and government services. Certain of these subsidiaries were acquired in the latter portion of 2003 or during 2004.

  •
  An increase of approximately $2.0 million from multiple-family utility billing and collection services, due primarily to the purchase of approximately 136,000 billing units during the first half of 2004, and an increase in utility metering equipment installations.

        These factors were partially offset by decreased activity as construction of the CVWD reverse osmosis water treatment facility neared completion. Project revenue decreased by $5.7 million from $13.6 million in 2003 to $7.9 million during 2004. This facility was substantially complete as of December 31, 2004 and became operational in December 2004.

        Our Services Group was affected by unusually heavy precipitation in 2004, primarily in Texas. Heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services. Severe weather conditions may also result in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts. We believe that higher-than-average precipitation limited or delayed our ability to perform billable services and construction during 2004. For example, precipitation in the Services Group's Houston base of operations for the years ended December 31, 2004 and 2003 was as follows:

	For the Years Ended December 31,
	2004	% of Average	2003	% of Average
Precipitation inches	65.06	136%	45.76	96%

      Source: Houston Chronicle

  Expenses

  Operating expenses—utility group

        Operating expenses—utility group represent the costs of purchasing, producing and distributing water, collecting and treating wastewater, salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses—utility group represented approximately 58% and 60% of revenues from utility operations for 2004 and 2003, respectively. Operating expenses—utility group increased approximately $6.6 million, or 19%, to

$40.6 million during 2004 from $34.0 million during 2003. The increase in operating expenses was primarily due to the following:

  •
  Operating costs of approximately $5.0 million attributable to Monarch Utilities since its acquisition in July 2004,

  •
  An increase in volume and in the number of connections served by our New Mexico and Texas utilities,

  •
  An increase of approximately $1.1 million for utility plant maintenance and repair costs,

  •
  Increased energy costs, and

  •
  An approximate $0.3 million accrual for doubtful accounts related to a California industrial customer.

        The decrease in operating expenses as a percentage of revenues was due to increased Utility Group revenues, which were primarily attributable to an increase in rates at our California utility. Also, the water we sell to our customers is either pumped from our own wells or purchased from outside sources. Costs to produce water from our wells are generally less than our cost to purchase water from outside sources. A higher portion of the water we sold to our customers was produced from our own wells in 2004. The percentage of water used in our operations that was produced from our own wells was 46% and 33% during 2004 and 2003, respectively, at our California utility. This increase in water production related to two new wells that were placed in service in April and October of 2003. The aggregate average cost of purchased and produced water in California was $225 and $235 per acre foot in 2004 and 2003, respectively. The impact of the Monarch Utilities acquisition partially offset the lower California water costs. Operating expenses as a percentage of revenues are higher for Monarch Utilities than for our California, New Mexico and other Texas utilities.

  Operating expenses—services group

        Operating expenses—services group represent salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses—services group represented approximately 90% and 88% of revenues from Services Group operations for 2004 and 2003, respectively. Operating expenses—services group increased approximately $4.4 million, or 4%, to $106.5 million during 2004 from $102.1 million during 2003. The increase was due primarily to the following:

  •
  Approximately $1.9 million of the increase was due to costs to provide services under certain significant contracts with the cities of Pascagoula, Santa Paula and San Simeon. These contracts were new in 2004 or initiated in the latter portion of 2003.

  •
  Approximately $1.6 million in operating expenses for multiple-family utility billing and collection contracts due to costs associated with increased installations of utility metering equipment and higher costs of servicing the 136,000 customer units which were acquired during the first half of 2004.

  •
  Approximately $0.8 million in operating expenses incurred by subsidiaries that were established or acquired in the latter portion of 2003 or during 2004. These subsidiaries provide state-certified water and wastewater laboratory services and government services.

  •
  During 2004 we incurred costs specific to certain operational or administrative issues. These costs included: (i) an inventory valuation adjustment of $0.3 million on our inventory of proprietary equipment at the multiple-family billing and collection subsidiary; (ii) an accrued loss of $0.5 million related to the Virginia Beach wastewater collection system rehabilitation project; and (iii) a $0.3 million write-off of certain uncollectible construction receivables.

        Operating expenses—services group increased from 88% to 90% of services group revenues. This increase is partially attributable to increased salaries and wages, increased employee health insurance costs, increased general insurance and workers compensation insurance costs, increased cost of gasoline used by our fleet of vehicles, and reduced Service Group staff utilization levels during 2004 relative to 2003. Many of our Services Group contracts contain annual contractual price increases tied to national consumer price indices. We believe that these consumer price indices may not fully reflect the inflation in key costs in our Services Group.

        The increases noted above were partially offset by lower construction costs for the reverse osmosis water treatment facility in California as it neared completion. 2004 costs for the project were approximately $8.2 million, a reduction of $4.7 million from the $12.9 incurred during 2003.

  Selling, general and administrative expenses

        Selling, general and administrative expenses consist mainly of costs related to personnel, facilities, insurance, consulting and professional services, which support our sales, marketing, human resources, finance and administration functions. Selling, general and administrative expenses increased as a percentage of revenues to 16% in 2004 from 13% in 2003. Selling, general and administrative costs increased approximately $7.2 million, or 33%, to $29.3 million for 2004 from $22.1 million during the prior year. The increase was primarily due to:

  •
  Approximately $2.6 million due to our efforts to prepare for and comply with section 404 of the Sarbanes-Oxley Act of 2002 and related regulations, which included costs associated with (i) the enhancement and documentation of internal controls; (ii) improvements and enhancements in our information technology area; (iii) internal control compliance testing; (iv) the enhancement and implementation of corporate governance policies; and (v) additional consultant fees, audit fees, and director meetings,

  •
  Approximately $2.5 million due to increases in professional fees, facilities costs, and labor and benefits costs for administrative employees,

  •
  Approximately $0.6 million attributable to Monarch Utilities since its acquisition in July 2004,

  •
  Approximately $0.4 million due to an accrual for doubtful receivables related to a strategic development partnership,

  •
  Approximately $0.5 million due to executive separation and retention charges, and

  •
  Approximately $0.3 million for increased new business development costs associated with the research of potential new projects.

  Other Income (Expense)

  Interest Expense

        Interest expense increased approximately $1.0 million, or 22%, during 2004 compared to 2003. The major components of interest expense are as follows:

	For the Years Ended December 31,
	2004	2003
	(in millions)
Interest expense—convertible subordinate debentures	$1.2	$1.4
Interest expense—bank lines of credit	0.9	0.9
Interest expense—mortgage bonds and bank term loans	2.8	2.1
Interest expense—other	1.2	0.7

Total interest expense before capitalized interest	6.1	5.1
Capitalized interest	(0.5)	(0.5)

Total interest expense	$5.6	$4.6

        The increase in total interest expense is primarily due to an increase in our long-term debt. Our average balances of long-term debt outstanding were approximately $88.1 million and $78.6 million for 2004 and 2003, respectively. This increase in our average debt was primarily driven by debt incurred in our acquisition of Monarch Utilities.

        In addition, our weighted average borrowing rates increased to 6.9% during 2004 from 6.6% during 2003.

  Gain on Sales of Land

        We recognized a $0.2 million pretax gain on sales of surplus land in 2004. We recognized a $0.7 million pretax gain on the sale of surplus land in 2003.

  Provision for Income Taxes

        Our effective income tax rate was approximately 36% for the years ended December 31, 2004 and 2003.

2003 Compared to 2002

  Revenues

  Utility Group

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

  Services Group

        Services Group revenues for 2003 increased approximately $37.3 million, or 47%, to $116.1 million from $78.8 million during the prior year. The increase is due to the following:

  •
  The acquisition of Aqua Services in November 2002. In November 2002, we acquired certain contract operations of AquaSource, Inc., a provider of contract water and wastewater services in Texas, Colorado and South Dakota. Upon closing of the transaction we began operating the majority of this business under the name Aqua Services, LP ("Aqua Services") while the remaining part was incorporated into one of our existing subsidiaries. Revenues from Aqua Services were approximately $19.2 million and $1.3 million during 2003 and 2002, respectively.

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

  Operating Expenses

  Utility Group

        Operating expenses—utility group represented approximately 60% and 65% of revenues from utility operations for 2003 and 2002, respectively. Operating expenses were substantially unchanged from 2002 to 2003, increasing $0.3 million, or 1%, to $34.0 million during 2003, from $33.7 million during 2002.

        The decrease in operating expenses as a percentage of revenue was due to the aforementioned increase in Utility Group revenues, which was primarily due to an increase in rates at our California utility. Additionally, a higher portion of the water we sold to our customers was produced from our own wells in 2003, which has a lower cost than water purchased from outside sources. The percentage of water used in our operations that was produced from our own wells was 33% and 28% during 2003 and 2002, respectively, at our California utility. This increase in water production related to two new wells that came on line in April and October of 2003. The aggregate cost of purchased and produced water in California was $235 and $246 per acre foot in 2003 and 2002, respectively.

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

  Services Group

        Operating expenses—services group represented approximately 88% and 86% of the Services Group revenues for 2003 and 2002, respectively. Operating expenses increased approximately $34.2 million, or 50%, to $102.1 million during 2003 from $67.9 million during 2002. The increase was due to the following:

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

        The remaining increase of approximately $3.5 million for 2003, compared to the prior year, resulted from increased operations and construction activity in the Services Group's operations.

        The increase in operating expenses as a percentage of operating revenues in 2003 was primarily due to our project to construct and operate the reverse osmosis water treatment facility. We are accounting for the project under the percentage of completion method during the construction phase.

  Selling, general and administrative expenses

        Selling general and administrative expenses increased approximately $3.7 million, or 20%, to $22.1 million for 2003 from $18.4 million during the prior year. The increase was largely due to the inclusion of approximately $1.3 million from Aqua Services and the increased costs company-wide for employee health benefits, insurance and compensation expenses. As a percentage of revenues, selling, general and administrative expenses decreased from 14% in 2002 to 13% in 2003.

  Other income (expense)

  Interest Expense

        The major components of interest expense for 2003 and 2002 are as follows:

	For the Years Ended December 31,
	2003	2002
	(in millions)
Interest expense—convertible subordinate debentures	$1.4	$1.4
Interest expense—bank lines of credit	0.9	0.6
Interest expense—mortgage bonds and bank term loan	2.1	2.2
Interest expense—other	0.7	0.5

Total interest expense before capitalized interest	5.1	4.7
Capitalized interest	(0.5)	(0.2)

Total interest expense	$4.6	$4.5

        We increased borrowings during the first six months of 2003 to finance capital improvements in our Utility Group. Our benefit from lower interest rates and higher capitalized interest from increased construction activity in our Utility Group was offset by higher borrowings on our bank lines of credit and increased interest expense related to our Texas utility bank term loan. In August 2002, one of our Texas utilities obtained a 10-year; $10.0 million secured bank term loan which increased our long-term debt outstanding and, consequently, our interest expense. Our effective interest rates for 2003 and 2002 were 6.6% and 6.8%, respectively.

  Gain on Sales of Land

        We recognized a $0.7 million pretax gain on the sale of surplus land in 2003. We recognized a $0.1 million pretax gain on the sale of surplus land in 2002.

  Other

        We report material events that are unusual in nature or occur infrequently, but not both, in other income (expense) rather than in operating income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. Included in other income for 2002 is the effect of a non-taxable gain of approximately $1.0 million resulting from the termination of the Company's defined benefit plan (as more fully disclosed in Note 12 to the consolidated financial statements). There were no similar pension-related gains in 2003. Included in other income for 2002 is a $1.7 million agreement reached among parties responsible for water contamination, (the "Cooperating Respondents"), and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001 (see Note 1 in the accompanying consolidated financial statements). In 2003 and subsequent years, such reimbursements are recorded as a reduction to operating expenses—utility group.

  Provision for Income Taxes

        Our effective tax rate for 2003 was approximately 36% compared to approximately 35% for 2002. Our effective tax rate for 2002 reflected the benefit of a one-time gain on the termination of a pension plan, which was excluded from ordinary taxable income.

Liquidity and Capital Resources

        Our corporate objectives with respect to liquidity and capital resources are to: (i) generate sufficient operating cash to provide for dividends, organic growth, principal and interest requirements, ordinary capital improvements, and taxes; (ii) obtain external financing for extraordinary capital improvement and acquisitions; (iii) utilize our credit facilities to manage seasonal cash needs; and (iv) maintain approximately equal levels of debt and equity. Our statements of cash flows are summarized as follows:

	For the Years Ended December 31,
	2004	2003
	(in millions)
Net cash provided by operating activities	$16.1	$8.8
Net cash used in investing activities	(81.1)	(17.6)
Net cash provided by financing activities	64.4	9.8

Increase (decrease) in cash and cash equivalents	$(0.6)	$1.0

  Cash Flows From Operating Activities

        Net cash provided by operating activities increased by $7.3 million in 2004 compared to 2003 despite lower net income. This increase in net cash provided by operating activities was primarily the result of increased revenues generated by our Utility Group, resulting from the Monarch Utilities acquisition, the benefit of increased water rates in the California utility, and connection growth in New Mexico and Texas, partially offset by the lower operating margin experienced by the Services Group and the higher Sarbanes-Oxley compliance costs and other selling, general and administrative expenses.

Operational aspects of our businesses that affected working capital in 2004 and 2003 are highlighted below:

  •
  We were able to utilize $5.4 million more in cash balances which were previously restricted pending construction progress on the reverse osmosis water treatment facility, which was nearly completed during 2004.

  •
  Trade accounts receivable balances were higher by $3.2 million due largely to increases in post-acquisition receivables at Monarch Utilities and increased billings by subsidiaries performing multiple-family utility billing and collection, water and wastewater quality testing and wholesale water sales services.

  •
  A $3.6 million increase in prepaid insurance balances due primarily to the timing of payments.

  •
  An increase in other liabilities largely due to cash receipts associated with non-refundable activation fees received from non-regulated wholesale water operations. These payments are deferred and recognized over the expected period of performance.

  Cash Flows From Investing Activities

        Cash used in investing activities totaled $81.1 million in 2004 and was the result of acquisitions and capital improvements in our utility business. Capital expenditures of $25.7 million were primarily invested in regulated water utility assets for purposes of expansion, replacement or renovation. The following table summarizes property, plant and equipment additions for 2004 and 2003.

	For the Years Ended December 31,
	2004	2003
	(in millions)
Company-financed additions	$22.9	$13.8
Capital improvement reimbursements	0.3	2.5
Contributions paid for by developers	2.5	2.1

Total cash additions to property, plant and equipment	25.7	18.4
Property contributed by developers	6.7	9.8

Total additions to property, plant and equipment	$32.4	$28.2

        We made substantial investments in acquisitions during 2004, including:

  •
  $48.4 million in cash of the total $66 million purchase price for Monarch Utilities,

  •
  $2.9 million to acquire the remaining minority interest of a Services Group subsidiary, and

  •
  $3.8 million in cash of the total $5.3 million purchase price for 136,000 multiple-family billing units in our utility submetering subsidiary.

Cash Flows From Financing Activities

        During 2004, we demonstrated our ability to finance our growth through a broad range of capital initiatives, including:

  •
  A public offering of approximately 1.7 million shares of our common stock in March 2004, which generated net proceeds of approximately $20.5 million,

  •
  A $30 million secured funded term loan tranche expansion to our bank lines of credit,

  •
  A public offering of approximately 1.9 million shares of our common stock in August 2004, which generated net proceeds of approximately $20.6 million,

  •
  A $15 million First Mortgage Bonds issuance, due in 2024, with an interest rate of 5.64%. A portion of the proceeds were used to retire approximately $3.3 million of our Suburban First Mortgage Bonds which were due in 2006, and

  •
  A $12 million First Mortgage Bonds issuance, due in 2024, with an interest rate of 6.10%. A portion of the proceeds will be used to redeem $4 million of our New Mexico Utilities Series B First Mortgage Bonds which are due in 2006.

        Aggregate borrowings under our revolving lines of credit increased by $6.4 million as of the end of 2004 compared to 2003 due to the impact of lower fourth quarter cash flow. Our total borrowing availability under lines of credit was approximately $27 million as of December 31, 2004.

        During 2004, we paid dividends totaling approximately $3.5 million. Our quarterly dividend rate is currently $0.05 per common share. Common stockholders may elect to participate in our Dividend Reinvestment and Stock Purchase Plan, which gives them the option of receiving their dividends in either cash or common stock at a 5% discount from current market value. This plan also permits optional cash purchases of stock at current market values of up to $3,000 per stockholder each quarter.

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements other than leases that have been treated as operating leases in accordance with GAAP.

Contractual Obligations

        A summary of our future contractual obligations and commercial commitments as of December 31, 2004 is as follows:

	Years Ending December 31,
	2005	2006	2007	2008	2009 and thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$23,035	$—	$—	$—	$23,035
Bank term loan	1,323	1,446	1,439	1,431	18,665	24,304
Economic development revenue bonds	95	100	105	115	1,810	2,225
Mortgage bonds	—	12,000	—	—	35,000	47,000
Convertible subordinate debentures(1)	—	—	—	—	17,255	17,255
Notes payable	1,954	1,407	420	1,599	—	5,380
Advances for construction	300	300	300	300	7,996	9,196
Obligations under non-cancellable operating leases	6,210	5,589	4,530	2,524	17,359	36,212
Other	455	495	987	1,607	—	3,544

	$10,337	$44,372	$7,781	$7,576	$98,085	$168,151

(1)
The convertible subordinate debentures are due in 2021. There are no put rights associated with the debentures.

        We anticipate that mortgage bonds that come due in 2006 will be refinanced through the sale of new mortgage bonds or may be funded through our corporate credit facilities. If we were unable to refinance these bonds or to raise capital to provide for these funds, our capital spending would be reduced or delayed, and any future acquisitions would be delayed or eliminated. While we have the ability to take these actions, they could negatively impact our revenues, revenue growth, and profitability.

        We anticipate that our available line of credit borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months. If we were unable to renew our existing lines of credit or if we were unable to execute additional financing transactions, our capital spending and any future acquisitions would be delayed, reduced, or eliminated.

        We have filed a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50 million aggregate principal amount of common stock, debt securities and warrants. During 2004, we issued approximately $44 million of common stock under the shelf registration, and approximately $6 million remains available for issuance as of December 31, 2004. We may offer any of these securities for sale at any time and from time to time.

        On December 31, 2004, we had working capital of approximately $9.6 million with available cash and cash-equivalent balances of approximately $1.9 million (excluding restricted cash balances), as well as aggregate lines of credit totaling $50 million consisting of three separate unsecured lines of credit from three commercial banks. Our total borrowing availability under lines of credit was approximately $27 million on December 31, 2004. One line of credit expires in April 2006; the other two expire in September 2006.

        For 2004 and 2003, we had weighted average borrowing rates on our bank lines of credit of 3.12% and 2.79%, respectively.

        In January 2003, we entered into a reimbursement agreement with one of our commercial banks to secure a $3.4 million standby letter of credit to guarantee our performance under a service contract to design and construct a reverse osmosis water treatment facility and associated wells. Upon acceptance of the completed project, expected in 2005, the standby letter of credit and the related credit facility will be terminated.

        In addition to our lines of credit, our California and New Mexico indentures permit the issuance of approximately $70.5 million of first mortgage bonds at our California and New Mexico utilities as of December 31, 2004. However, the terms of our bank lines of credit do not permit additional first mortgage bond indebtedness without prior consent from participating bank lenders.

        We expect to maintain our bank lines of credit in the normal course of business. Each of the line of credit agreements contains certain financial covenants. During 2004, we were in compliance with all applicable covenants under each of the line of credit agreements.

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

  •
  Revenue recognition,

  •
  Valuation of long-lived and intangible assets,

  •
  Accounting for regulated businesses,

  •
  Stock-based compensation,

  •
  Deferred costs, and

  •
  Unusual events.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas which require management's judgment in selecting among available GAAP alternatives. Our senior management has reviewed these critical accounting policies and related disclosures with the audit committee of the Board of Directors.

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

        Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage-of-completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management anticipates we will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

        Revenues for multiple-family utility billing and collecting services are recognized and billed at the end of the month in which services are performed. Revenues for installation of multiple-family utility billing and collection equipment are accounted for using the percentage-of-completion method.

        If a contract involves the provision of a single product or service, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

        Certain non-refundable activation fees in our non-regulated wholesale water operations are accounted for on a completed contract basis and subsequently deferred and recognized over the expected period of performance.

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

        We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with finite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company engaged an independent, professional valuation consultant to conduct a goodwill impairment review in accordance with SFAS No. 142. We evaluated goodwill impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for our reporting units with significant goodwill balances. Our reporting units, generally subsidiaries one level below operating segments, constitute separate businesses for which we maintain discrete financial information that is regularly reviewed by segment and executive management. There were no impairment charges to goodwill as of December 31, 2004 and no events have occurred that indicated diminution in the value of recorded goodwill.

        Under the provisions of SFAS No. 141, Business Combinations, we have identified intangible assets apart from goodwill such as contract costs and account lists. These intangible assets are amortized over their estimated useful lives ranging from four to eight years.

  Accounting for regulated businesses

        Our regulated businesses, which include our utilities in California, New Mexico, and Texas, are required to be accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state's regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return.

        Our Services Group has contracted with our utilities in Texas, and New Mexico to perform operating services, maintenance, construction work, and to manage capital projects. In accordance with SFAS No. 71, our Services Group recognizes profit on sales to regulated affiliates and does not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate's use of the services. However, all revenue in excess of profit is eliminated. Accordingly, the intercompany profit for construction as well as operations and maintenance services provided to Utility Group affiliates has not been eliminated in the accompanying consolidated financial statements. Based upon our Services Group's experience of providing operations and maintenance services in more than 400 contracts with unaffiliated customers, and a history of regulator approval of the construction service fees charged by the Services Group to utility affiliates, we believe that the contract sales prices between our Services Group and our Texas and New Mexico utilities are reasonable and that it is probable that the price of these services will be recovered in the rate-making process.

        In 2002, our California water utility recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. On July 8, 2004, the CPUC issued a decision that allows our water utility in California to collect the $2.3 million balancing account and an additional under-collection of approximately $0.7 million for a total of $3.0 million. The $0.7 million increase in the balancing account receivable was recorded in the third quarter of 2004. The CPUC decision provides for us to recover the settlement amount through a surcharge billed to customers. Approximately $0.4 million of the additional amount was recorded as a reduction in operating expenses in the third quarter of 2004, and the remaining $0.3 million was recorded as interest income.

  Stock-Based Compensation

        In 2002, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires valuation of stock options issued based upon an option pricing model and recognition of this value as an expense over the period in which the options vest. In accordance with the provisions of SFAS No. 148, we elected to recognize stock-based compensation using the retroactive restatement method. Under this change in accounting method, we restated our accompanying consolidated financial statements for periods prior to 2002 to reflect stock-based compensation expense under a fair-value-based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

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

  Deferred Costs

        We defer and subsequently amortize certain direct contract acquisition costs related to activities that enable the provision of contracted services to our customers. Deferred contract acquisition costs are amortized on a straight-line basis over the remaining original contract term unless revenue patterns indicate a more accelerated method is appropriate. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If we conclude that long-lived assets are impaired, an impairment loss is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

  Unusual Events

        We report material events that are unusual in nature or occur infrequently, but not both, in other income (expense) rather than in operating income, in accordance with the provisions of APB No. 30

Reporting the Results of Operations. APB No. 30 provides that unusual or infrequent events are separately disclosed and excluded from operating income, and that the nature and financial effects of each event or transaction should be disclosed on the face of the income statement. Included in other income on our consolidated statements of income is the effect of a non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of our defined benefit plan (as more fully disclosed in Note 11 to the consolidated financial statements). Also included in other income for 2002 is a $1.7 million cost reimbursement we received as a result of an agreement reached among parties responsible for water contamination and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123 and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. We must adopt SFAS No. 123(R) by the third quarter of 2005. We adopted SFAS No. 123 in 2002 and do not expect the adoption of SFAS No. 123(R) to have a material effect on our stock-based compensation expense.

        In September 2004, the Emerging Issues Task Force issued EITF Issue No. 04-8 Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. The EITF addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share ("EPS"). The pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. Our convertible debentures do not have a contingent price trigger and the guidance did not have an impact on our computation of earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have certain indebtedness that is subject to variable rate interest. As a result, Southwest Water's interest expense is affected by changes in the general level of interest rates. The interest expense paid on our line of credit borrowings and certain term loans is determined based upon a rate formula that fluctuates with short-term LIBOR rates and the banks' prime lending rates. As of December 31, 2004, we had $115.8 million of long-term debt outstanding. This amount includes variable-rate debt totaling $31.9 million with a weighted average interest rate of 4.5%. A hypothetical one percent (100 basis points) increase in the average interest rate on our variable-rate debt would increase our annual interest expense by approximately $0.3 million.

        The fair value of our long-term debt was approximately $125 million at December 31, 2004. The carrying value of the Company's bank lines of credit approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southwest Water Company:

        We have audited the accompanying consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Water Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California March 25, 2005

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands except per share data)
Revenues:
Utility group	$69,420	$56,933	$51,967
Services group	118,532	116,041	78,833

	187,952	172,974	130,800

Expenses:
Operating expenses—utility group	40,579	33,973	33,752
Operating expenses—services group	106,447	102,057	67,876
Selling, general and administrative expenses	29,291	22,152	18,398

	176,317	158,182	120,026

Operating Income	11,635	14,792	10,774
Other Income (Expense):
Interest expense	(5,613)	(4,600)	(4,494)
Interest income	912	367	265
Gain on sales of land	169	728	119
Other	(5)	(70)	2,551

	(4,537)	(3,575)	(1,559)

Income Before Income Taxes	7,098	11,217	9,215
Provision for Income Taxes	2,564	4,024	3,213

Net Income	4,534	7,193	6,002
Dividends on Preferred Shares	24	27	27

Net Income Available for Common Shareholders	$4,510	$7,166	$5,975

Earnings per Common Share:
Basic	$0.26	$0.49	$0.44

Diluted	$0.24	$0.47	$0.42

Weighted Average Outstanding Common Shares:
Basic	17,593	14,670	13,615

Diluted	18,489	15,394	14,351

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,933	$2,570
Restricted cash	221	2,806
Trade accounts receivable, less allowance for doubtful accounts ($2,117 in 2004 and $1,608 in 2003)	23,935	19,759
Other current assets	19,198	10,259

	45,287	35,394
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	359,375	271,502
Non-regulated operations property, plant and equipment—at cost	18,485	17,485

	377,860	288,987
Less accumulated depreciation and amortization	75,264	67,900

	302,596	221,087
Other Assets:
Goodwill	32,837	21,388
Intangible assets, net	8,364	2,026
Other assets	15,725	16,327

	$404,809	$296,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$3,372	$2,697
Accounts payable	12,337	11,448
Other current liabilities	20,025	17,244

	35,734	31,389
Other Liabilities and Deferred Credits:
Long-term debt	92,792	56,493
Bank lines of credit	23,035	16,609
Advances for construction	9,196	7,238
Contributions in aid of construction	89,623	81,556
Deferred income taxes	15,578	10,590
Other liabilities and deferred credits	12,653	12,680

Total Liabilities and Deferred Credits	278,611	216,555
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, (aggregate liquidation preference of $461 and $507 at December 31, 2004 and 2003, respectively)	461	507
Common stock, $0.01 par value, 75,000 shares authorized, 19,395 and 15,399 shares issued and outstanding at December 31, 2004 and 2003, respectively	194	154
Paid-in capital	101,509	55,974
Retained earnings	24,034	23,032

Total Stockholders' Equity	126,198	79,667

	$404,809	$296,222

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	(in thousands)
Balance at December 31, 2001	10	$513	13,501	$135	$40,478	$14,592	$55,718
Dividend reinvestment and employee stock purchase plans	—	—	63	1	626	—	627
Stock options exercised, net	—	—	87	1	386	—	387
Stock-based compensation	—	—	—	—	963	—	963
Excess tax benefits from stock-based compensation	—	—	—	—	136	—	136
Debenture conversions	—	—	16	—	154	—	154
5 percent stock dividend	—	—	—	—	5	(5)	—
Net income	—	—	—	—	—	6,002	6,002
Cash dividends declared	—	—	—	—	—	(2,150)	(2,150)

Balance at December 31, 2002	10	513	13,667	137	42,748	18,439	61,837
Private issuance of common stock	—	—	1,550	15	10,883	—	10,898
Dividend reinvestment and employee stock purchase plans	—	—	75	1	680	—	681
Stock options exercised, net	—	—	107	1	588	—	589
Stock-based compensation	—	—	—	—	934	—	934
Preferred stock redeemed	—	(6)	—	—	(20)	—	(26)
Excess tax benefits from stock-based compensation	—	—	—	—	124	—	124
Four-shares-for-three stock dividend	—	—	—	—	37	(37)	—
Net income	—	—	—	—	—	7,193	7,193
Cash dividends declared	—	—	—	—	—	(2,563)	(2,563)

Balance at December 31, 2003	10	507	15,399	154	55,974	23,032	79,667
Common stock issued under shelf registration	—	—	3,607	36	41,073	—	41,109
Dividend reinvestment and employee stock purchase plans	—	—	66	1	837	—	838
Stock options exercised, net	—	—	114	1	106	—	107
Stock-based compensation	—	—	—	—	860	—	860
Preferred stock redeemed	(1)	(46)	—	—	—	—	(46)
Debenture conversions	—	—	209	2	2,286	—	2,288
5 percent stock dividend	—	—	—	—	9	(9)	—
Excess tax benefits from stock-based compensation	—	—	—	—	364	—	364
Net income	—	—	—	—	—	4,534	4,534
Cash dividends declared	—	—	—	—	—	(3,523)	(3,523)

Balance at December 31, 2004	9	$461	19,395	$194	$101,509	$24,034	$126,198

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows From Operating Activities:
Net income	$4,534	$7,193	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,195	7,549	6,619
Provision for losses on accounts receivable	1,037	140	372
Stock-based compensation expense	860	934	963
Deferred income taxes	4,501	3,477	903
Gain on sales of land	(169)	(728)	(119)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	2,585	(2,806)	—
Trade accounts receivable	(3,238)	(3,255)	3,677
Other current assets	(8,511)	(1,476)	(597)
Other assets	(539)	(5,708)	(1,374)
Accounts payable	249	65	5,179
Other current liabilities	2,077	(1,132)	1,461
Other liabilities	2,346	4,061	283
Other	1,197	494	(1,283)

Net cash provided by operating activities	16,124	8,808	22,086

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(25,714)	(18,352)	(25,587)
Purchase of minority interest	(2,900)	—	(2,000)
Acquisition of businesses, net of cash acquired	(52,680)	—	(10,317)
Proceeds from sales of land	169	741	165
Other investments, net	—	—	(833)

Net cash used in investing activities	(81,125)	(17,611)	(38,572)

Cash Flows From Financing Activities:
Gross proceeds from issuance of long-term debt	27,000	—	10,000
Net proceeds from issuance of common stock	41,109	10,898	—
Capital improvement reimbursements	323	2,524	4,278
Contributions in aid of construction	2,512	2,087	3,687
Net borrowings on (repayment of) bank notes payable	3,176	(3,575)	4,166
Net proceeds from dividend reinvestment, debenture conversion, employee stock purchase and stock option plans	945	1,270	1,168
Proceeds from sale/leaseback of assets	—	1,687	—
Dividends paid	(3,523)	(2,563)	(2,142)
Payments on long-term debt	(6,568)	(2,218)	(3,507)
Payments on advances for construction, net	(610)	(343)	(347)

Net cash provided by financing activities	64,364	9,767	17,303

Net increase (decrease) in cash and cash equivalents	(637)	964	817
Cash and cash equivalents at beginning of year	2,570	1,606	789

Cash and cash equivalents at end of year	$1,933	$2,570	$1,606

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$6,722	$4,990	$5,134

Income taxes, net of refunds	$1,769	$3,390	$2,335

Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired	$79,550	$—	$16,781
Cash paid	(52,680)	—	(11,317)
Notes issued	(1,549)	—	(1,000)

Liabilities assumed	$25,321	$—	$4,464

Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$6,677	$9,770	$9,015

Acquisition of Master Tek minority interest in exchange for extinguishment of debt and future cash consideration	$—	$1,187	$—

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business:    Southwest Water Company and its subsidiaries ("Southwest Water" or "the Company") provide a broad range of services, including water production and distribution, wastewater collection and treatment and public works services. The Company also provides billing, collection and customer service work as part of its range of services. Southwest Water owns regulated public utilities and also serves cities, utility districts and private companies under contract.

        Principles of Consolidation:    The consolidated financial statements include the accounts of Southwest Water and its wholly owned and majority-owned subsidiaries, as well as a majority-owned partnership. All significant intercompany transactions have been eliminated, except where intercompany profit is not eliminated in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, for intercompany transactions with regulated water utilities.

        Stock Dividends and Splits:    All information regarding common stock, stock options, warrants, other dilutive potential common shares and related per share amounts has been restated within this report to reflect the following:

  •
  a 5% stock dividend on January 3, 2005,

  •
  a 4-for-3 stock split in the form of a stock dividend on January 1, 2004, and

  •
  a 5% stock dividend on January 1, 2003.

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

        Regulation:    Our regulated utility subsidiaries conform to the Uniform System of Accounts prescribed by the California Public Utilities Commission (CPUC), the New Mexico Public Regulation Commission (NMPRC) or the Texas Commission on Environmental Quality (TCEQ).

        Utility Accounting:    Regulatory assets deemed recoverable are recorded in accordance with SFAS No. 71. Included in regulatory assets and liabilities are the following:

	December 31,
	2004	2003
	(in thousands)
Assets:
Supply cost balancing account—2001 and prior	$2,287	$2,329
Supply cost memorandum account—2002	(73)	(73)
Supply cost memorandum account—2003	(359)	(197)
Supply cost memorandum account—2004	(250)	—
Regulatory tax asset	2,266	2,016
Rate case filing expenses and other	31	62
Liabilities:
Regulatory tax liability	3,284	3,362

        Regulatory income tax assets are included in rate base and earn a return. Regulatory income tax liabilities are included in rate base and reduce the Company's return. The supply cost balancing account, while excluded from rate base, does earn interest during the recovery period pursuant to CPUC policy.

        The Company's New Mexico utility and Texas utilities have contracted with companies in the Services Group to perform operating services, normal maintenance and construction work. In accordance with SFAS No. 71, the Services Group recognizes a profit margin on sales to regulated affiliates and does not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate's use of the services. However, all revenue in excess of profits has been eliminated in consolidation. Accordingly, the intercompany profits have not been eliminated in the accompanying consolidated financial statements.

        Earnings Per Share:    Basic earnings per share (EPS) measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the shares had been issued. Stock options and warrants give rise to potentially dilutive common shares. The Company also has convertible subordinate debentures outstanding. The debentures are convertible into Southwest Water common stock and at such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

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

        Revenues for construction projects are recorded using the percentage-of-completion method of accounting. The percentage-of-completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues. This method is based on an estimate of the revenue and income earned to date, less the revenue and income recognized in earlier periods. If management anticipates we will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

        Revenues for multiple-family utility billing and collecting services are recognized and billed at the end of the month in which services are performed. Revenues for installation of multiple-family utility billing and collection equipment are accounted for using the percentage-of-completion method.

        If a contract involves the provision of a single product or service, revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

        Certain non-refundable activation fees in our non-regulated wholesale water operations are accounted for on a completed contract basis and subsequently deferred and recognized over the expected period of performance.

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

        Other Income:    Southwest Water reports material events that are unusual in nature or occur infrequently, but not both, in other income (expense) rather than in operating income, in accordance with the provisions of APB No. 30, Reporting the Results of Operations. APB No. 30 provides that unusual or infrequent events are separately disclosed and excluded from operating income, and that the nature and financial effects of each event or transaction should be disclosed on the face of the income statement. Included in other income on the Company's consolidated statements of income is the effect of a non-taxable gain in 2002 of approximately $1.0 million resulting from the termination of the Company's defined benefit plan (as more fully disclosed in Note 11 to the consolidated financial statements). Also included in other income for 2002 is a $1.7 million cost reimbursement received as a result of an agreement reached among parties responsible for water contamination and our California utility regarding water-quality-related expenses incurred in 1999, 2000 and 2001.

        Cash and Cash Equivalents:    Southwest Water considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Restricted Cash:    The Company has a commitment to facilitate construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California. (See note 14 for further information.) Restricted cash represents cash on hand that has been restricted for use in completion of the project.

        Fair Value of Financial Instruments:    The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value. The fair value of our long-term debt was approximately $125 million at December 31, 2004. The carrying value of the Company's bank lines of credit approximates fair value. At December 31, 2004, Southwest Water had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        Regulated Utility Property, Plant and Equipment:    The cost of additions to utility plant includes labor, material and capitalized interest. Interest of approximately $0.5 million, $0.5 million and $0.2 million was capitalized in 2004, 2003 and 2002, respectively. The cost of utility plant retired is charged to accumulated depreciation. Depreciation expense on utility plant is recorded using the straight-line method over the useful lives of the assets as prescribed by the CPUC, the NMPRC and the TCEQ, and as permitted by SFAS No. 71. Depreciation expense on average gross depreciable plant was approximately 1.8% in 2004, 1.9% in 2003 and 1.9% in 2002. See further discussion in Note 4 to the consolidated financial statements. In accordance with SFAS No. 71, when a unit of property is retired from utility plant, with or without replacement, the book costs are to be credited to the utility plant account. If the unit of property is of a depreciable class, the book cost of the unit retired is charged to the depreciation reserve provided for such property.

        Non-Regulated Operations Property, Plant and Equipment:    Property, plant and equipment used in contract billing services and contract operations are depreciated on the straight-line method over estimated useful lives ranging from three to 30 years.

        Valuation of Long-Lived and Intangible Assets:    In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method in accordance with Statement No. 144.

        The Company has made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with definite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company engaged an independent professional valuation consultant to conduct a goodwill impairment review in accordance with SFAS No. 142. We evaluated goodwill impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for our reporting units with significant goodwill balances. Our reporting units, generally subsidiaries one level below operating segments, constitute separate businesses for which we maintain discrete financial information that is regularly reviewed by segment and executive management. There were no impairment charges to goodwill as of December 31, 2004, and no events have occurred that indicated diminution in the value of recorded goodwill.

        Under the provisions of SFAS No. 141, Business Combinations, approximately $0.2 million of intangible contract costs were identified in connection with the acquisition of Aqua Services in 2002 and approximately $1.1 million of intangible contract costs in connection with the acquisition of OpTech in 2001. These intangible contract costs are being amortized over a period of four years, which is the average estimated life of the contracts. Additionally, substantially all of the $5.3 million purchase price associated with the 2004 acquisition of 136,000 multiple-family utility billing and collection units was allocated to the account lists and the resulting intangible assets are being amortized over periods ranging up to eight years. In connection with the Monarch Utilities acquisition approximately $0.6 million of the purchase price was allocated to a customer relationship intangible asset which is being amortized over 34 years.

        Deferred Costs:    The Company defers and subsequently amortizes certain direct contract acquisition costs related to activities that enable the provision of contracted services to customers. Deferred contract acquisition costs are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. Total amortization expense related to deferred contract costs was approximately $0.7 million, $0.4 million and $0.3 million for 2004, 2003 and 2002, respectively. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis. If long-lived assets are determined to be impaired, an impairment is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

        Maintenance Costs:    Maintenance costs are recognized in the period in which they are incurred. The Company does not accrue for major maintenance projects prior to the periods in which they are actually incurred.

        Long-Term Leases to Clients:    The Company has entered into two long-term agreements for the lease of various types of water production and distribution systems to certain municipal agencies in

Texas. Amounts due to the Company represent receivables under lease and have been accounted for as receivables from direct financing leases (see Note 3) and the leases expire over 10 years.

        Our rights, but not our obligations, under these two long-term agreements have been assigned to financial institutions in return for a cash payment. The Company collects payments under these lease agreements and uses the amounts to pay its obligations under the assignment agreements with the financial institutions. The Company is responsible for payments to the financial institutions under the assignment agreements. The Company's interest in the payments from lessees is secured by a bank letter of credit from a financial institution and the leased property.

        Advances for Construction:    Advances for construction represent amounts advanced by developers primarily for water pipeline extensions. Advances for construction are generally refundable to the depositors on a straight-line basis over periods ranging from 8 to 40 years.

        Contributions in Aid of Construction:    Contributions in Aid of Construction ("CIAC") represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. Depreciation expense related to utility plant additions from CIAC fees are charged as a reduction to the CIAC fee account instead of as depreciation expense.

        Stock-Based Compensation:    The Company has two plans which allow for the granting of stock options. As disclosed in Note 10, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for its stock option grants. Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123.

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

        Reclassifications:    Certain reclassifications have been made to the prior year consolidated financial statement presentation to conform to the 2004 presentation.

Recent Accounting Pronouncements:

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123 and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. We must adopt SFAS No. 123(R) by the third quarter of 2005. We adopted SFAS No. 123 in 2002 and do not expect the adoption of SFAS No. 123(R) to have a material effect on our stock-based compensation expense.

        In September 2004, the Emerging Issues Task Force issued EITF Issue No. 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion. The EITF addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share ("EPS"). The pronouncement is effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. The Company's convertible debentures do not have a contingent price trigger and the guidance did not have an impact on its computation of earnings per share.

NOTE 2. EARNINGS PER SHARE

        The following table is a reconciliation of the numerators and denominators used in both basic and diluted EPS calculations:

	For the Years Ended December 31,
Net income per share
	2004	2003	2002
	(in thousands except per share data)
Net Income	$4,534	$7,193	$6,002
Less: Dividends on Preferred Shares	24	27	27

Net Income Available for Common Shareholders	$4,510	$7,166	$5,975

Weighted Average Outstanding Common Shares	17,593	14,670	13,615

Earnings per Common Share—Basic	$0.26	$0.49	$0.44

	For the Years Ended December 31,
Net income per share—assuming dilution
	2004	2003	2002
	(in thousands except per share data)
Net Income Available for Common Shareholders	$4,510	$7,166	$5,975

Weighted Average Outstanding Common Shares	17,593	14,670	13,615
Plus: Shares issued on assumed exercise of stock options and warrants	896	724	736

Weighted Average Outstanding Common Shares	18,489	15,394	14,351

Earnings per Common Share—Diluted	$0.24	$0.47	$0.42

        The difference between basic and diluted EPS is the effect of stock options that, under the treasury share method, give rise to dilutive potential common shares. As described in Note 7, the Company issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures in July 2001. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $11.569. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

        Approximately 317,000, 42,000 and 71,000 stock options were excluded from the computation of diluted earnings per share in 2004, 2003 and 2002, respectively, due to their antidilutive effect.

        Earnings per Common Share—Basic, Earnings per Common Share—Diluted, and Weighted Average Outstanding Common Shares for the years ending December 31, 2003 and 2002 have been restated to reflect the 5% stock dividend declared on January 3, 2005.

NOTE 3. OTHER ASSETS

        Included in other current assets at December 31, 2004 and 2003 are the following:

	December 31,
	2004	2003
	(in thousands)
Other receivables	$1,521	$2,035
Prepaid expenses	5,128	1,490
Accumulated balancing account receivable	2,287	2,329
Income tax refund receivable	4,047	—
Inventory	1,855	1,595
Deferred income tax asset	1,448	1,577
Other	2,912	1,233

	$19,198	$10,259

        Included in other assets is a balancing account receivable, representing under-collections at our California utility, in the amount of $2.3 million at the end of 2004 and 2003. In 2002, our California water utility recorded a balancing account receivable in the amount of approximately $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs. Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet. On July 8, 2004, the CPUC issued a decision that allows our water utility in California to collect the $2.3 million balancing account previously recognized and an additional under-collection of approximately $0.7 million for a total of $3.0 million. The $0.7 million increase in the balancing account receivable was recorded in the third quarter of 2004. The CPUC decision provides for us to recover the settlement amount through a surcharge billed to customers. Approximately $0.4 million of the additional amount was recorded as a reduction in operating expenses in the third quarter of 2004 and the remaining $0.3 million was recorded as interest income.

        Included in other long-term assets at December 31, 2004 and 2003 are the following:

	December 31,
	2004	2003
	(in thousands)
Deferred regulatory tax assets	$2,642	$2,363
Other receivables, net	1,887	1,412
Deferred debt expense, net	2,142	1,679
Investments in corporate-owned life insurance policies	2,048	1,519
Net investment in direct financing leases	2,563	3,310
Other	4,443	6,044

	$15,725	$16,327

        The Company has acquired several businesses and accounted for the transactions under the purchase method. Goodwill represents the excess of the purchase price over the net assets acquired in those transactions. During 2004, goodwill increased approximately $11.4 million primarily as a result of the Company's acquisitions of Monarch Utilities and ACE Technologies, Inc. The Company has engaged a professional, independent valuation consultant to conduct the impairment review of goodwill in accordance with FAS No. 142. There has been no impairment of goodwill during the three years ended December 31, 2004.

        Intangible assets includes purchased contracts and acquired customer relationships with a net unamortized value of approximately $6.9 million at December 31, 2004, certain FCC licenses with an unamortized value of approximately $0.8 million at December 31, 2004, and covenants not to compete with an unamortized value of approximately $0.7 million at December 31, 2004.

        Amortization expense for intangible assets for the year ended December 31, 2004 was approximately $1.7 million. At December 31, 2004, the future estimated amortization expense for intangible assets is as follows: 2005—$1.5 million, 2006—$1.2 million, 2007—$1.0 million, 2008—$0.9 million, 2009—$0.9 million and $2.9 million thereafter.

        To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies. See Note 11 for further explanation.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

        The components of utility property, plant and equipment at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Land and land rights	$3,962	$2,213
Source of supply	25,615	12,540
Pumping and purification	32,893	20,388
Transmission and distribution	263,405	197,870
General	13,321	9,917
Construction work-in-progress	20,179	28,574

	$359,375	$271,502

        Our California utility has an investment of approximately $0.7 million in two mutual water companies. The objective of the investments was to obtain certain water rights. Accordingly, the investments have been recorded as land and land rights. The investment in one of these mutual water companies is approximately 32% of the outstanding stock. We do not have significant operating and financial influence over either of these mutual water companies. These investments are recorded at cost and are reflected in general utility property. Suburban purchased water from these mutual water companies at a cost of approximately $1.6 million, $2.3 million and $3.7 million in 2004, 2003 and 2002, respectively.

        The decrease in construction work-in-progress was primarily due to the completion of a construction project to supply wholesale water services from the Company's Texas utilities to several surrounding communities. The project was placed in service in 2004.

        At December 31, 2004, substantially all of the Company's utility plant and equipment was pledged as collateral for the First Mortgage Bonds issued by the Company as more fully described in Note 7.

        The components of the Company's Services Group and corporate-owned property, plant and equipment at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Computer and office equipment	$6,260	$4,410
Machinery and office equipment	3,459	4,100
Construction work-in-progress	1,001	1,358
Leasehold improvements	4,257	2,189
Buildings, land, and other	3,508	5,428

	$18,485	$17,485

        Depreciation expense for utility and non-regulated property, plant and equipment totaled approximately $9.8 million, $6.9 million and $5.9 million in 2004, 2003 and 2002, respectively.

NOTE 5. OTHER LIABILITIES

        Included in other current liabilities at December 31, 2004 and 2003 are the following:

	December 31,
	2004	2003
	(in thousands)
Accrued salaries, wages and benefits	$5,583	$4,887
Purchased water accrual	1,883	1,183
Franchise and other taxes	1,806	1,348
Deferred revenue and customer deposits	2,327	1,309
Accrued interest payable	1,346	738
Dividends payable	975	703
Other	6,105	7,076

	$20,025	$17,244

        Included in other long-term liabilities and deferred credits at December 31, 2004 and 2003 are the following:

	December 31,
	2004	2003
	(in thousands)
Regulatory deferred tax liability	$1,260	$1,256
Living Unit Equivalent (LUE) fees	1,056	1,544
Minority interest liabilities	240	830
Amounts payable under lease assignment	2,716	3,112
Deferred revenue	1,902	1,944
Deferred rent	984	24
Deferred compensation	1,218	681
Other	3,277	3,289

	$12,653	$12,680

NOTE 6. BANK LINES OF CREDIT

        On December 31, 2004, the Company had three unsecured lines of credit from three commercial banks with a total borrowing capacity of $50 million. The total borrowing availability under these lines of credit was approximately $27 million as of December 31, 2004. One line of credit expires in April 2006; the other two expire in September 2006. Two of the line of credit agreements require a commitment fee of 0.25% per year of the unused portion of the available line of credit, calculated and payable on a quarterly basis. Each of the credit agreements, as amended, contains certain financial covenants, and the Company was in compliance with all applicable covenants at December 31, 2004. The Company has issued certain standby letters of credit totaling $500,000 in 2004 and 2003. Our borrowing capacity under the lines of credit is reduced by an amount equal to the balance of these letters of credit. $5 million of the amount borrowed under our lines of credit is subject to a mandatory repayment in January 2006.

        In January 2003, the Company entered into a reimbursement agreement with one of its commercial banks to obtain a letter of credit in the amount of $3.4 million. This standby letter of credit was provided as collateral for performance under a service contract to design and construct a reverse osmosis water treatment facility and associated wells. Upon acceptance of the completed project the standby letter of credit and the related credit facility will be terminated.

        A summary of borrowing on the lines of credit during the years ended December 31, 2004 and 2003 is presented below:

	For the Years Ended December 31,
	2004	2003
	(in thousands, except percentages)
Bank lines of credit outstanding at December 31	$23,035	$16,609
Weighted average interest rate at December 31	3.94%	2.55%
Maximum amount of borrowings outstanding at any month end	$59,069	$26,350
Weighted average borrowings during the year	$24,360	$19,063
Weighted average interest rate during the year	3.12%	2.79%

NOTE 7. LONG-TERM DEBT

        The long-term debt outstanding at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(in thousands)
Southwest Water Convertible Subordinate Debentures, due 2021, at 6.85% interest rate, with quarterly interest payments	$17,255	$19,682
Monarch Term Loan, due 2022, at 7.37% interest, with monthly installments of principal and interest	13,347	—
Monarch Term Loan, due 2022, at 5.77% interest, with monthly installments of principal and interest	916	—
Windermere 10-year bank term loan, with quarterly principal payments plus interest at LIBOR + 1.75%	8,875	9,375
Suburban First Mortgage Bond, Series A, due 2006, at 8.93% interest rate, with semi-annual interest payments	—	3,300
Suburban First Mortgage Bond, Series B, due 2022, at 9.09% interest rate, with semi-annual interest payments	8,000	8,000
Suburban First Mortgage Bond, Series C, due 2006, at 7.61% interest rate, with semi-annual interest payments	8,000	8,000
Suburban First Mortgage Bond, Series D, due 2024, at 5.64% interest rate, with semi-annual interest payments	15,000	—
NMUI First Mortgage Bond, Series B, due 2006, at 7.64% interest rate, with semi-annual interest payments	4,000	4,000
NMUI First Mortgage Bond, Series C, due 2024, at 6.10% interest rate, with semi-annual interest payments	12,000	—
Economic Development Revenue Bonds, Series 1998A, due 2018, at 5.5% interest rate, with semi-annual interest payments	1,810	1,810
Economic Development Revenue Bonds, Series 1998A, due 2008, at 6.0% interest rate, with semi-annual interest payments	415	335
OpTech 5-year notes payable dated August 2001, at 7.5% interest rate, with quarterly interest payments through 2003, followed by quarterly payments of principal and interest	1,949	2,820
Other acquisition notes	3,423	1,868

Historical value of long-term debt	94,990	59,190
Adjustment of Monarch Term Loan to fair market value at acquisition date	1,174	—
Less current maturities	(3,372)	(2,697)

Long-term debt	$92,792	$56,493

        On July 20, 2001, Southwest Water issued $20.0 million of 6.85% fixed rate convertible subordinate debentures due July 1, 2021, and received net proceeds of approximately $18.9 million from the sale after underwriting discounts, commissions and remaining expenses of the offering. The net proceeds from the sale of these debentures were used to reduce borrowings on the Company's revolving lines of credit. Southwest Water is subject to certain financial covenants under the terms of the indenture agreement for the debentures. As of December 31, 2004, the Company was in compliance with all applicable restrictions. The debentures are convertible into shares of Southwest Water common stock at a conversion price of $11.569 per share. The debentures are convertible at any time prior to maturity unless previously redeemed. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense. The

Company may redeem the debentures in whole or in part at any time, at redemption prices from 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The issuance costs of the convertible subordinate debentures in the amount of approximately $1.1 million are being amortized over 20 years.

        In August 2002 the Company's Windermere Utility Company subsidiary ("Windermere") obtained a 10-year, $10.0 million secured bank term loan. The net proceeds of approximately $9.8 million were used to pay down bank lines of credit. The term loan bears interest at a rate equal to LIBOR plus 1.75%, with principal payments due quarterly, beginning in November 2002. The note is secured by substantially all of the assets of Windermere.

        In July 2004, the Company acquired Monarch Utilities and assumed two secured bank term loans. On December 31, 2004, the balances were approximately $13.3 million and $0.9 million, respectively. Both term loans have equal monthly principal payments, with the final principal payment due in 2022. Both term loans bear interest at a fixed interest rate. The $13.3 million loan bears interest at 7.37% per annum, and the $0.9 million loan bears interest at 5.77% per annum.

        The First Mortgage Bond, Series A issued by the Company's California utility, Suburban Water Systems ("Suburban"), required annual sinking fund payments of $900,000. On December 1, 2004, the bond was redeemed at a price of par plus a small call premium. Suburban's First Mortgage Bonds, Series B, C and D, and the First Mortgage Bonds, Series B and C issued by the Company's New Mexico Utilities, Inc. subsidiary ("NMUI"), do not require annual sinking fund payments. These bonds are nonrefundable and may be redeemed at any time by the Company at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the existing indentures. Substantially all of the Suburban and NMUI utility plant is pledged as collateral for these bonds as more fully described in Note 4.

        The First Mortgage Bond indentures limit the amount of cash and property dividends that Suburban and NMUI may pay to the Company. As of December 31, 2004 and 2003, both Suburban and NMUI were in compliance with dividend limitations mandated in the indentures.

        In connection with the acquisition of Aqua Services in November 2002, we assumed two Economic Development Revenue Bonds ("EDRBs") with principal balances of approximately $1.8 million and $0.6 million, respectively. The EDRB in the amount of $1.8 million is due in 2018, and bears interest at a rate of 6.0%, with annual principal payments beginning in 2009, while the EDRB in the amount of $0.6 million is due in 2008, and bears interest at a rate of 5.5%, with annual principal payments until maturity. These revenue bonds are secured by certain wastewater treatment plant assets.

        Notes payable were issued in connection with acquisitions made by the Company in 2001 and 2004, and are payable to the former owners of the acquired entities. In general, these notes are not secured and bear interest at rates ranging from 5% to 7.5% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required.

        Principal payments and annual maturity requirements for all long-term debt are as follows:

	Years Ending December 31,
	2005	2006	2007	2008	2009 and thereafter	Total
	(in thousands)
Long-term Debt
Bank lines of credit	$—	$23,035	$—	$—	$—	$23,035
Bank term loans	1,323	1,446	1,439	1,431	18,665	24,304
Economic development revenue bonds	95	100	105	115	1,810	2,225
Mortgage bonds	—	12,000	—	—	35,000	47,000
Convertible subordinate debentures(1)	—	—	—	—	17,255	17,255
Notes payable	1,954	1,407	420	1,599	—	5,380

	$3,372	$37,988	$1,964	$3,145	$72,730	$119,199

(1)
The convertible subordinate debentures are due in 2021. There are no put rights associated with the debentures.

        In addition to our lines of credit, the California and New Mexico indentures permit the issuance of approximately $70.5 million of first mortgage bonds at our California and New Mexico utilities as of December 31, 2004. Similar securities could also be issued at our Texas utilities. However, the terms of our bank lines of credit and bank term loans do not permit additional first mortgage bond indebtedness without prior consent from participating bank lenders.

NOTE 8. INCOME TAXES

        The components of the current and deferred income tax provisions are as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current tax expense (benefit):
Federal	$(1,895)	$3,209	$1,993
State	275	514	425

	(1,620)	3,723	2,418
Deferred income taxes expense (benefit):
Federal	4,393	570	903
State	108	31	—

	4,501	601	903
Change in regulatory assets and regulatory liabilities, net	(268)	(251)	(59)
Investment tax credit amortization	(49)	(49)	(49)

Provision for income taxes	$2,564	$4,024	$3,213

        During 2004, the Company recorded a significant current federal tax benefit as the result of approximately $11.2 million of additional first year federal tax depreciation for qualifying assets placed in service during the year, which is allowable in accordance with the provisions of the Job Creation and Worker Assistance Act of 2002 and the Jobs and Growth Tax Relief Reconciliation Act of 2003.

        Current tax expense does not reflect benefits of approximately $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to the exercise of employee stock options recorded through "additional paid-in capital" in the consolidated statements of stockholders' equity.

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	For the Years Ended December 31,
	2004	2003	2002
Provision computed at statutory rates	34%	34%	34%
State income taxes, net of federal tax benefit	3%	3%	3%
Amortization and other non-deductible expense	—	1%	1%
Reversion of pension assets, net	—	—	(2)%
Investment tax credits	—	—	—
Other, net	(1)%	(2)%	(1)%

Effective tax rate	36%	36%	35%

        Net deferred income tax liabilities consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in thousands)
Deferred income tax assets:
Contributions in aid of construction and advances for construction	$2,583	$2,823
Allowances and other reserves	2,708	1,977
Investment tax credits	351	375
Stock-based compensation	1,428	1,501
Other	1,059	818

Total deferred income tax assets	8,129	7,494
Deferred income tax liabilities:
Depreciation	17,933	12,483
Section 1031 like-kind property exchange gain	979	1,059
Production cost balancing accounts	944	801
Gains on condemnation of land	599	623
Other	1,804	1,541

Total deferred income tax liabilities	22,259	16,507

Net deferred income tax liabilities	$14,130	$9,013

        Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its deferred income tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no valuation allowances were necessary at December 31, 2004 or 2003.

NOTE 9. STOCKHOLDERS' EQUITY

        The Company is currently authorized to issue 75,000,000 common shares at a par value of $.01 per share. The current quarterly cash dividend to common stockholders is $0.05 per share. As of

December 31, 2004 and 2003, there were approximately 19.4 million and 15.4 million common shares issued and outstanding, respectively.

        In August 2004, the Company completed a public offering of approximately 1.9 million shares of common stock under a shelf registration statement, generating net proceeds of approximately $20.6 million.

        In March 2004, the Company completed a public offering of approximately 1.7 million shares of common stock under a shelf registration statement, generating net proceeds of approximately $20.5 million.

        In May 2003, the Company completed a private placement of approximately 1.6 million shares of newly issued common stock to certain institutional investors, generating net proceeds of approximately $10.9 million. The Company filed a registration statement with the Securities and Exchange Commission to register these shares for resale. The registration statement became effective on October 9, 2003.

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

        The Company is currently authorized to issue 250,000 preferred shares at a par value of $.01 per share. There were 9,328 and 10,076 Series A preferred shares issued and outstanding at December 31, 2004 and 2003, respectively. Series A preferred stockholders are entitled to annual dividends of $2.625 per share. Series A preferred shares may be called by the Company for a price of $52 per share and have preference in liquidation of $50 per share.

        Southwest Water has a Dividend Reinvestment and Stock Purchase Plan (DRIP) that allows common stockholders the option of receiving their dividends either in cash or in common stock at a 5% discount from the market value. The DRIP permits optional cash purchases of stock at current market values up to a maximum of $3,000 per stockholder each quarter. As of December 31, 2004, there were 741,000 shares authorized for issuance under the DRIP and 267,357 shares were available for issuance.

NOTE 10. STOCK-BASED PLANS

        At December 31, 2004, Southwest Water had three stock-based plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. In 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, which requires that the Company value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. In 2002, the Company elected to recognize stock-based compensation using the retroactive restatement method in accordance with the provisions of SFAS No. 148. Under this change in accounting method, the Company restated its consolidated financial statements for all years prior to 2002 to reflect stock-based compensation expense under a fair value based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. In addition, option valuation models require the Company to make subjective assumptions including the expected future volatility of the stock price. Because the stock options granted by the Company have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing option valuation models, including Black-Scholes, do not necessarily provide an exact measure of the fair value of the Company's employee stock options.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	For the Years Ended December 31,
	2004	2003	2002
Dividend yield	1.3%	1.8%	1.8%
Expected volatility	24.4%	26.6%	27.3%
Risk-free interest rate	3.7%	2.7%	4.6%
Expected life in years	5.8	5.5	5.6

        Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was approximately $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Stock Option Plan (SOP):    In 1988, stockholders approved the SOP and in 2000, stockholders approved an amendment to the SOP which increased the number of authorized and available shares for issuance by 1.25 million, provided for a 150,000 share annual award limit to any one individual, modified the eligibility requirements to include certain consultants to the Company and also extended the future grant date to May 23, 2010. In May 2003, the stockholders approved a further amendment to the SOP to increase the number of authorized and available shares for issuance by 1,000,000. As of December 31, 2004, there were 4,453,232 shares authorized for issuance under the SOP and 1,148,107 shares were available for issuance.

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

        Director Option Plan (DOP):    In 1996, the stockholders approved the DOP for non-employee directors, and approved, in two subsequent amendments, increases in the number of shares authorized and available for issuance. As of December 31, 2004, there were 721,931 shares authorized for issuance under the DOP and 370,087 shares were available for issuance.

        The DOP provides for an automatic annual grant of options to purchase 10,000 shares of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's Annual Meeting of Stockholders through 2006 at the fair market value of the Company's stock. New directors are granted an initial option to purchase 10,000 shares of the Company's common stock upon appointment to the Board of Directors. DOP options granted after December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant. The most recent DOP amendment extended the future grant date to May 13, 2014 and increased the number of authorized and available shares by 250,000.

        Warrants:    There were 136,744 warrants to purchase Company stock outstanding and exercisable at December 31, 2004. The warrants were issued to consultants as compensation for their assistance in the Company's purchase of the City of West Covina's water distribution system and facilities in 2000.

        A combined summary of the status of the SOP, the DOP and warrants as well as changes during the years ended as of December 31, 2004, 2003 and 2002 is presented below:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2001	1,975	$5.62
Granted	518	9.52
Exercised	(94)	10.68
Forfeited	(8)	8.49

Outstanding at December 31, 2002	2,391	$6.42
Granted	371	8.83
Exercised	(111)	5.30
Forfeited	(35)	7.41

Outstanding at December 31, 2003	2,616	$6.70
Granted	438	13.27
Exercised	(152)	3.66
Forfeited	(126)	10.27

Outstanding at December 31, 2004	2,776	$8.03

Exercisable at December 31, 2002	1,225	$4.87
Exercisable at December 31, 2003	1,474	$5.30
Exercisable at December 31, 2004	1,657	$6.47

        The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	220	1.5	$2.82	220	$2.82
3.75	7.50	882	3.4	5.76	757	5.53
7.50	11.25	1,245	3.8	8.78	677	8.68
11.25	15.00	429	6.2	13.23	3	11.61

1.50	15.00	2,776	3.9	8.03	1,657	6.47

        Employee Stock Purchase Plan ("ESPP"):    The Company has a stockholder-approved ESPP that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued approximately 20,000 shares, 16,000 shares and 13,000 shares to employees in 2004, 2003 and 2002, respectively. At December 31, 2004, approximately 1,197,000 shares were reserved for issuance under the ESPP and approximately 894,000 shares were available for issuance.

NOTE 11. EMPLOYEE PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

        Defined Benefit Plan:    Prior to December 30, 1999, Southwest Water had a non-contributory defined benefit pension plan (the "Pension Plan") for certain employees of the Company. On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. In connection with the termination of the Pension Plan, the Company amended the Pension Plan benefit calculation and enhanced its current defined contribution plan, covering certain employees of the Company. The Company applied for an Internal Revenue Service ("IRS") determination in April 2000, and received a favorable determination in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act ("ERISA") and its related regulations. Following distribution of the plan assets of approximately $14.4 million to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1.1 million.

        In February 2002, the Company's Board of Directors approved the transfer of excess assets to a qualified replacement plan. The funds were transferred to the Trustee of the qualified replacement plan in March 2002. Following the transfer of excess assets and payment of applicable excise taxes of approximately $0.2 million, the Pension Plan was considered settled in the first quarter of 2002 under the guidelines set forth in SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, because all benefit obligations were met and assets had been distributed. The Company no longer had responsibility for the pension benefit obligation. Accordingly, the Company accounted for the plan termination under SFAS No. 88 and recognized a net termination pre-tax gain of approximately $1.0 million as income to the Company in the first quarter of 2002.

        During the third quarter of 2003, the IRS issued a revenue ruling which indicated that, when the excess assets of a terminated pension plan are transferred to a qualified replacement plan, such transfers are not subject to excise tax. Accordingly, the Company applied for a refund of the previously paid excise taxes of approximately $0.2 million, which was received in March 2004.

        Defined Contribution Plans:    The Company established a 401(k) profit sharing plan (the "401(k) Plan") covering employees of its Services Group. The 401(k) Plan provides for monthly enrollment by employees immediately following their date of hire. Participants may elect to contribute up to 60% of their salary to the 401(k) Plan. The Company matches a participant's contribution for an amount up to 50% of the first 4% of the participant's salary. Company contributions vest after one year. The assets of the 401(k) Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. Assets of the 401(k) Plan are not invested in the stock of the Company.

        The Company established the Utility Group Retirement Savings Plan (the "Retirement Plan") covering employees of the parent company, Suburban, NMUI and Windermere. Employees become eligible for participation on the first of the month following their date of hire. Under the Retirement Plan, the Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions up to a maximum Company match of 4%. In addition, the Company has made discretionary contributions of $250 semi-annually for each eligible employee. The Company contributions vest over a six year graduated schedule. The assets of the Retirement Plan are invested at the discretion of the individual employees in mutual funds consisting of stocks, bonds, and money market investments. Assets of the Retirement Plan are not invested in the stock of the Company. During 2002, the Retirement Plan was identified as a qualified replacement plan and amended to permit the excess assets of the Pension Plan to be placed in a suspense account. The amount currently held in the suspense account is used for company contributions to the Retirement Plan as permitted by the IRS, ERISA and the DOL.

        In connection with its acquisition of Master Tek in 2000, Southwest Water maintained a 401(k) plan for employees of Master Tek. In 2002, the Master Tek Plan was merged into the Retirement Plan.

        In connection with its acquisition of OpTech in 2001, Southwest Water maintained a 401(k) plan for employees of OpTech (the "OpTech Plan"). Employees became eligible for participation in the OpTech Plan after six months of employment. In 2003, the OpTech Plan was merged into the 401(k) Plan.

        The Company's contributions to the 401(k) plans were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
401(k) Plan	$454	$452	$206
Retirement Plan	338	434	395
OpTech Plan	—	10	11

	$792	$896	$612

        Supplemental Executive Retirement Plan (SERP):    Effective May 2000, the Company established a non-qualified supplemental executive retirement plan ("SERP") for certain key executive officers of the Company for the purpose of providing supplemental income benefits to plan participants or their survivors upon participant's retirement or death. Two executive officers of the Company have been selected by the compensation committee of the Board of Directors to participate in the SERP. Under the SERP, in most cases, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant's average annual compensation multiplied by (2) the applicable compensation percentage as defined by the SERP less (3) the Social Security benefit for the most recent five years of employment and less (4) benefits received under the Pension Plan. The Pension Plan was terminated on December 30, 1999. Compensation under the SERP is the participant's base salary and excludes bonus and other forms of compensation.

        To assist in funding the SERP liability, the Company has invested in a corporate-owned life insurance ("COLI") policy. The cash surrender value of the COLI policy is designed to be equal to the net present value of the aggregate SERP liabilities. However, there is no direct relationship between the aggregate participants' SERP benefits and the COLI coverage.

        The cash surrender value of the COLI policy was approximately $0.9 million as of December 31, 2004, and is included in the other non-current assets section of the accompanying consolidated balance sheets (see Note 3).

        The projected benefit obligation of the unfunded plan was approximately $0.9 million and $0.7 million at December 31, 2004 and 2003, respectively. The following table sets forth the components of the net periodic benefit costs and actuarial assumptions for the SERP:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Service cost	$59	$56	$108
Interest cost	75	73	59
Recognized actuarial loss	85	87	74

	$219	$216	$241

Assumptions:
Discount rate	5.5%	6.0%	6.5%
Salary increases	5.0%	5.0%	8.0%

        Deferred Compensation Plan (DCP):    The Company adopted a non-qualified deferred compensation plan effective January 2002. Under the DCP the Company permits key employees to annually elect to defer a portion of their compensation until their retirement. The retirement benefit to be provided is based upon the amount of compensation deferred. Deferred compensation expense was approximately $86,000, $48,000 and $24,000 in 2004, 2003 and 2002, respectively. Total deferred compensation liabilities were approximately $1.2 million and $0.7 million at December 31, 2004 and 2003, respectively.

        To assist in funding the deferred compensation liability, the Company has invested in COLI policies. The cash surrender values of these policies were approximately $1.1 million and $0.8 million at December 31, 2004 and 2003, respectively, and are presented as other non-current assets in the accompanying consolidated balance sheets (see Note 3).

NOTE 12. SEGMENT INFORMATION

        Under SFAS No. 131, Segment Reporting, Southwest Water has two reportable segments: Utility Group and Services Group operations. The Utility Group owns and operates public water and wastewater utilities in California, New Mexico and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state authorities.

        The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities (including Utility Group affiliates). Revenue is derived through operations and maintenance contracts with smaller municipalities. Also included in the Services Group are construction operations, multiple-family utility billing and collections and state certified water and wastewater laboratory services.

        Southwest Water's reportable segments are strategic business units that offer different services. They are managed separately since each business requires different operating and growth strategies. The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return. The Utility Group subsidiaries are primarily governed by the regulatory bodies of the respective states and by the federal government. The service areas in which the Utility Group operates constitute monopolies with allowable rates of return determined by state regulatory agencies. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1.

        The following table presents information about the operations of each reported segment for the three years ended December 31, 2004:

	Utility Group(1)	Services Group(2)	Total Segments Information	Corporate and Other(3)	Total Consolidated Information
	(in thousands)
For the Year Ended December 31, 2004
Total revenues(2)	$69,420	$118,532	$187,952	$—	$187,952
Segment operating income	22,569	243	22,812	(11,177)	11,635
Interest income	383	509	892	20	912
Interest expense	(3,303)	(2,449)	(5,752)	139	(5,613)
Gain on sales of land	109	60	169	—	169
Other income (expense)	61	(91)	(30)	25	(5)
Income before income taxes	19,819	(1,728)	18,091	(10,993)	7,098
For the Year Ended December 31, 2003
Total revenues(2)	$56,933	$116,041	$172,974	$—	$172,974
Segment operating income	17,807	3,518	21,325	(6,533)	14,792
Interest income	—	415	415	(48)	367
Interest expense	(1,871)	(2,054)	(3,925)	(675)	(4,600)
Gain on sales of land	728	—	728	—	728
Other income (expense)	(51)	201	150	(220)	(70)
Income before income taxes	16,613	2,080	18,693	(7,476)	11,217
For the Year Ended December 31, 2002
Total revenues(2)	$51,967	$78,833	$130,800	$—	$130,800
Segment operating income	14,137	2,048	16,185	(5,411)	10,774
Interest income	115	146	261	4	265
Interest expense	(2,161)	(1,196)	(3,357)	(1,137)	(4,494)
Gain on sales of land	119	—	119	—	119
Other income (expense)	1,635	(95)	1,540	1,011	2,551
Income before income taxes	13,845	903	14,748	(5,533)	9,215

(1)
In May 2002, an agreement was reached among certain of the parties responsible for the contamination of a California aquifer and a number of affected water companies, including our California water utility. As a result of the agreement we recorded income of approximately $1.7 million in 2002, which covered certain water and energy costs, incurred in 1999, 2000 and 2001 arising from the contamination that were prior to the commencement of monthly contamination cost reimbursement payments. This agreement was an unusual event and we recorded the $1.7 million in other income (expense) rather than as an increase to operating income, in accordance with the provisions of APB No. 30 Reporting the Results of Operations. (See Note 1—Summary of Significant Accounting Policies).

(2)
In addition to services provided to external customers, certain companies in our Services Group provide construction, operations and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate's use of the services. Intersegment revenue was approximately $5.1 million, $3.6 million and $3.7 million for 2004, 2003 and 2002, respectively.

(3)
"Corporate and Other" consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to our reportable segments.

        The following table presents information about the identifiable assets of each reported segment as December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in thousands)
Services Group	$70,336	$67,831
Utility Group	322,548	222,436
Corporate and Other	11,925	5,955

Consolidated	$404,809	$296,222

NOTE 13. SIGNIFICANT ACQUISITIONS

        In April 2000, the Company purchased 80% of the outstanding common stock of Master Tek for $4.0 million. The purchase price consisted of $2.0 million in cash and a $2.0 million ten-year promissory note. The purchase agreement provides that the Company had the right to acquire the remaining 20% ownership for a price based on a formula related to the future financial performance of Master Tek over the following seven years. Under the terms of the purchase agreement, the minority owner of Master Tek had the right to require the Company to purchase his initial 20% minority interest in 5% increments at a price based on a formula, but not less than $1.0 million per year, over a four-year period commencing in April 2002. The acquisition was accounted for using the purchase method of accounting, and the results of Master Tek's operations have been consolidated with those of Southwest Water since April 3, 2000, the effective date of the transaction. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of acquisition. In April 2002, the Company paid $1.0 million to the minority owner for an additional 5% interest in Master Tek in accordance with the purchase agreement, thereby increasing our ownership to 85%. We subsequently acquired the remaining 15% of Master Tek.

        In August 2001, we purchased 90% of the outstanding shares of Operations Technologies, Inc. ("OpTech"), a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8.2 million. The purchase price consisted of cash payments of $3.5 million in August 2001 and $0.4 million in January 2002, promissory notes in the aggregate amount of $3.0 million and shares of our common stock with a market value of $1.3 million at August 31, 2001. We also entered into an employment agreement and a non-compete agreement with the owner of the remaining 10% of OpTech.

        In December 2001, we acquired substantially all of the assets of CDC/Construction Design Company, LTD., a company with experience in underground water and wastewater utility maintenance and manhole rehabilitation. The aggregate purchase price was approximately $3.2 million, which consisted of approximately $0.2 million in cash payments and notes payable of approximately $3.0 million.

        In November 2002, we acquired certain contract operations of AquaSource, a provider of contract water and wastewater services in Texas, Colorado and South Dakota. The purchase price consisted of approximately $10.3 million in cash. Upon closing of the transaction on November 22, 2002, we began operating the majority of this business under the name Aqua Services, LP ("Aqua Services") while the remaining part was incorporated into one of our existing subsidiaries, ECO Resources, Inc. ("ECO").

        In July 2004, we acquired a Texas utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P., and renamed the utility Monarch Utilities, Inc. ("Monarch Utilities"). The aggregate purchase price was approximately $66 million, comprised of approximately $48 million in cash payments and the assumption of approximately $18 million in debt. The cost to acquire Monarch Utilities has been allocated to net tangible and intangible assets acquired based on their estimated fair values. Approximately $59 million of the $66 million purchase was attributed to the value of Monarch Utilities fixed assets, and approximately $1 million was allocated to intangible assets. The excess of cost over the estimated fair value of net assets acquired was approximately $11 million and was allocated to goodwill.

        In September 2004, we acquired the assets of ACE Technologies, Inc., a water and wastewater testing laboratory, and incorporated its business into an existing subsidiary. This acquisition allowed us to expand our capacity and expertise in the water and wastewater quality testing field. The purchase price was approximately $1.2 million, consisting entirely of a note payable.

        During 2004, we completed several acquisitions in the multiple-family utility billing and collection market. These acquisitions were structured as asset purchases, primarily of account contracts, account lists, software and other assets. Under the purchase agreements, we acquired approximately 136,000 active billing and collection units at a cost of approximately $5.3 million. The aggregate purchase price for the account lists was approximately $3.8 million in cash and approximately $1.5 million in notes payable. Substantially all of the purchase price was allocated to the account lists and the resulting intangible assets are being amortized over eight years.

        The actual results of operations for Monarch Utilities have been included in our results of operations since it was acquired in July 2004. The unaudited pro forma condensed combined statements of operations table below reflects the results of operations of Southwest and Monarch Utilities for the years ended December 31, 2004 and 2003 as if the acquisition occurred on January 1 of each of the years presented. Unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated or had the entities been a single entity during these periods. The unaudited pro forma statements of operations are not necessarily indicative of the results that may be achieved in the future.

	For the Years Ended December 31,
	2004	2003
	(in thousands except per share data)
Pro forma statement of operations data:
Total revenues	$196,050	$185,944

Net Income	$4,774	$8,207

Net Income Available for Common Shareholders	$4,750	$8,180

Earnings Per Common Share:
Basic	$0.27	$0.56

Diluted	$0.26	$0.53

Weighted Average Outstanding Common Shares:
Basic	17,593	14,670

Diluted	18,489	15,394

NOTE 14. COMMITMENTS AND CONTINGENCIES

Minority Interest Call and Put Rights

        The Company holds 90% of the outstanding common stock of OpTech. The Company has the right to acquire the remaining 10% of OpTech beginning in August 2006 based on a formula relating to the profitability of OpTech. The minority owner has the option to sell the remaining 10% of OpTech to the Company using the same formula. However, the selling price cannot be less than $1.0 million.

        The Company has an 80% interest in its Windermere utility in Texas. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of the Company's stock increases to $12.96 per share (as adjusted for stock splits and dividends), for a purchase price of $6.0 million payable in Company common stock. The minority owner of Windermere has the right to put the remaining 20% back to the Company beginning in October 2005, for up to 450,000 shares of our common stock, but no less than 240,000 shares, depending on the prevailing stock price.

Long-term Lease Commitments

        The Company leases certain equipment and office facilities under operating leases that expire through 2014. Aggregate rental expense under all operating leases approximated $6.9 million, $5.8 million, and $4.2 million in 2004, 2003 and 2002, respectively. At December 31, 2004, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Years Ending December 31,	Long-term Lease Commitments
(in thousands)
2005	$6,210
2006	5,589
2007	4,530
2008	2,524
2009	2,227
Thereafter	15,132

Total	$36,212

Performance Bonds

        As part of its contract process, the Services Group obtains bid bonds which secure, among other things, the Services Group's willingness to participate in contract discussions. The bid bonds range in value dependent upon the requirements of the potential client. Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is canceled and the Services Group bears no further liability. The aggregate amount of bid bonds outstanding is usually less than $500,000 at any given time. The Company also secures its performance under operating and maintenance contracts with performance and completion bonds obtained from surety companies. The aggregate amount of these bonds at December 31, 2004, was approximately $1.3 million.

Legal proceedings

        Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (DOHS). In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District. To date, liability insurance carriers have absorbed the costs of defense of the lawsuits. Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its financial position, results of operations or cash flows.

        Southwest Water and its subsidiaries are also the subjects of other litigation arising from the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its consolidated financial position, results of operations or cash flow.

Commitments Under Long-term Service Contracts

        In 2002, the Company agreed to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (CVWD). The project includes the drilling of several new wells and the development of associated water lines. Subcontractor agreements with an engineering firm and a large construction firm are being used to fulfill significant obligations of this service contract. During 2002, the Company deferred approximately $0.8 million in pre-contract costs and began to recognize profit under the percentage-of-completion method of accounting.

        During construction of the CVWD plant, we have received payments upon completion of construction milestones and will continue to receive such payments until final completion of the construction. In addition, the CVWD awarded the Company a 20-year $20.0 million contract to operate the treatment plant after completion of construction. Construction of the plant commenced in December 2002 and was substantially complete as of December 31, 2004. The Company now operates and maintains the facility under the 20-year contract. The plant has the capacity to treat approximately 5.0 million gallons of water per day.

        In January 2003, the Company obtained an unsecured line of credit facility from a commercial bank used to issue a $3.4 million standby letter of credit as collateral for performance under a service contract for the CVWD to manage the design and construction project. This standby letter of credit is in force for the estimated two-year construction period of the project. Upon acceptance of the completed project by the CVWD, expected in 2005, the standby letter of credit facility will be terminated.

        The CVWD service contract contains certain guarantees related to the performance of the Company and a subsidiary, including certain liquidated damages in the event of failure on the part of the Company to perform not caused by uncontrollable circumstances as defined in the service contract. The Company met an obligation to produce from the completed plant a specified volume of treated water by December 4, 2004. The Company may be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD. During the 20-year operation period, the Company has made certain other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

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

Limitations on Dividends at our California Utility

        Our California utility is limited by its mortgage bond agreement in distributing funds to Southwest Water Company. The limitation prevents paying dividends that exceed aggregate undistributed net income subsequent to December 31, 1995. Dividend distributions have averaged approximately $3.0 million per year and are less than the dividend restriction threshold as of December 31, 2004, by approximately $27.0 million.

NOTE 15. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

        Selected unaudited quarterly consolidated financial information of the Company is presented in the tables below. The fluctuations in revenues and operating income among quarters reflect the seasonal nature of the Company's operations.

	Dec. 31 2004	Sept. 30 2004	Jun. 30 2004	Mar. 31 2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$47,513	$55,018	$45,694	$39,727
Operating income	547	4,987	5,168	933
Net income (loss)	(410)	2,373	2,553	18
Net income (loss) applicable to common shareholders	(414)	2,367	2,546	11
Basic earnings (loss) per common share	$(0.02)	$0.13	$0.15	$0.00
Diluted earnings (loss) per common share	$(0.02)	$0.12	$0.14	$0.00

	Dec. 31 2003	Sept. 30 2003	Jun. 30 2003	Mar. 31 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$43,984	$51,412	$41,464	$36,114
Operating income	3,771	6,603	3,497	921
Net income (loss)	2,024	3,429	1,889	(149)
Net income (loss) applicable to common shareholders	2,017	3,423	1,882	(156)
Basic earnings (loss) per common share	$0.13	$0.22	$0.13	$(0.01)
Diluted earnings (loss) per common share	$0.12	$0.21	$0.13	$(0.01)

        Basic earnings (loss) per common share and diluted earnings (loss) per common share for periods prior to the fourth quarter of 2004 have been restated to reflect the 5% stock dividend declared on January 3, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management's Report on Internal Control Over Financial Reporting

        Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

        (1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        (2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

        (3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. We excluded our Monarch Utilities (previously Tecon Water Holdings, L.P.) operations from the scope of our assessment of internal control over financial reporting as of December 31, 2004, as permitted by Securities and Exchange Commission rules and regulations. These operations were acquired on July 14, 2004. Monarch Utilities constituted approximately $76.6 million, or 19%, of the Company's total consolidated assets as of December 31, 2004, and approximately $7.1 million, or 4%, of the Company's total consolidated revenues for the year ended December 31, 2004.

        During the fourth quarter of 2004, accounting errors were identified that were caused by lack of an effective review, by appropriate accounting personnel, of the accounting for certain non-routine transactions. Such transactions involved a) purchase accounting for an acquisition, b) balance sheet classification of long-term debt, and c) accounting for a gain contingency. Specifically, as a result of this internal control deficiency, there was more than a remote likelihood that the Company's interim or annual financial statements could have been materially misstated, and accordingly, such deficiency was considered a material weakness in internal control over financial reporting as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. These accounting errors were corrected through adjustments to other current assets, property, plant and equipment, goodwill, other intangible assets, advances for construction, operating expenses (amortization), and other income in the Company's December 31, 2004 consolidated financial statements.

        Because of the material weakness described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

        KPMG LLP, a registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting in Item 9A(b).

(b) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Southwest Water Company:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(a)), that Southwest Water Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness related to lack of an effective review, by appropriate accounting personnel, of the accounting for certain non-routine transactions, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southwest Water Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: During the fourth quarter of 2004, accounting errors were identified that were caused by lack of an effective review, by appropriate accounting personnel, of the accounting for certain non-routine transactions. Such transactions involved

a) purchase accounting for an acquisition, b) balance sheet classification of long-term debt, and c) accounting for a gain contingency. Specifically, as a result of this internal control deficiency, there was more than a remote likelihood that the Company's interim or annual financial statements could have been materially misstated, and, accordingly, such deficiency was considered a material weakness in internal control over financial reporting as of December 31, 2004.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005, which expresses an unqualified opinion on those consolidated financial statements.

        In our opinion, management's assessment that Southwest Water Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Southwest Water Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Southwest Water Company acquired Tecon Water Holdings, L.P. and renamed the utility Monarch Utilities, Inc. ("Monarch") during 2004, and management excluded from its assessment of the effectiveness of Southwest Water Company's internal control over financial reporting as of December 31, 2004, Monarch's internal control over financial reporting associated with total assets of approximately $76.6 million, or 19% of total consolidated assets, and total revenues of approximately $7.1 million, or 4% of total consolidated revenues, included in the consolidated financial statements of Southwest Water Company and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Southwest Water Company also excluded an evaluation of the internal control over financial reporting of Monarch.

/s/ KPMG LLP

Los Angeles, California
March 25, 2005

(c) Evaluation of Disclosure Controls and Procedures

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

        As required by Rule 13a-15(b) under the Exchange Act, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our design and operation of the Company's disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, and taking into account the material weakness described in Item 9A(a), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 to ensure that information required to be disclosed in reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(d) Changes in Internal Control over Financial Reporting.

        As reported in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"), management identified deficiencies in certain aspects of the monitoring and analysis components of the internal control procedures in our Services Group segment which constituted a "reportable condition" (as defined in AU 325, Consideration of Internal Control Related Matters Noted in an Audit). These identified deficiencies impacted the quality and timeliness of the reporting and reconciliation of certain transactions in our Services Group, but did not require any restatement of the Company's consolidated financial statements for any prior period. As disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004, management implemented changes during 2004 to rectify the reportable condition.    During the fourth quarter of 2004, we implemented additional review procedures in financial reporting and made improvements in our information technology controls. Management believes that the changes implemented during 2004 remedied the reportable condition noted in the 2003 10-K. However, we identified a material weakness in our internal control over financial reporting in effect at December 31, 2004, as noted in Item 9A(a).

        Except as we described above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        We plan to implement additional improvements to our internal controls to correct the aforementioned material weakness. Specifically, we plan to implement additional accounting review and approval procedures for non-routine transactions and evaluate appropriate staffing and experience levels in our corporate controllership function.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the directors of the Company will be set forth under the captions "Item 1—Election of Directors—Information with Respect to Nominees and Continuing Directors" in our Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to our executive officers is set forth in Part I of this 10-K. Information regarding compliance by our directors and executive officers and owners of more than 10% of the Company's common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	The financial statements listed below are filed in Part II of this report:
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Statements of Income—Three Years Ended December 31, 2004	50
	Consolidated Balance Sheets—December 31, 2004 and 2003	51
	Consolidated Statements of Changes in Stockholders' Equity—Three Years Ended December 31, 2004	52
	Consolidated Statements of Cash Flows—Three Years Ended December 31, 2004	53
	Notes to Consolidated Financial Statements	54
(a)(2)	The supplementary financial statement schedules required to be filed with this report are as follows:
	Schedule I—Condensed Financial Information of Registrant	86
	Schedule II—Valuation and Qualifying Accounts	91

	Schedules not listed above are omitted because of the absence of conditions under which they are required, or because the information required by such omitted schedules is included in the consolidated financial statements or notes thereto.
(a)(3)	Exhibit Index	92

SOUTHWEST WATER COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Operations

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:	$—	$—	$—
Expenses:
Selling, general and administrative	3,595	3,996	2,538

	3,595	3,996	2,538
Operating Loss	(3,595)	(3,996)	(2,538)
Other Income (Expense):
Interest expense	(1,904)	(1,552)	(1,137)
Interest income	—	—	4
Other	2,089	609	1,011

	185	(943)	(122)

Loss Before Income Taxes	(3,410)	(4,939)	(2,660)
Income Tax Benefit	1,395	2,218	1,246

Net Loss Before Equity in Net Income of Subsidiaries	(2,015)	(2,721)	(1,414)
Equity in Net Income of Subsidiaries	6,549	9,914	7,416

Net Income	$4,534	$7,193	$6,002

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets

	December 31,
	2004	2003
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$633	$621
Receivable from subsidiaries, net	53,268	39,337
Other current assets	6,302	—

	60,203	39,958
Property, plant and equipment, net	861	442
Investments in subsidiaries and affiliates	108,514	71,900
Deferred income taxes	1,329	1,979
Other assets	3,591	3,660

	$174,498	$117,939

Liabilities and Stockholders' Equity
Current Liabilities:
Other current liabilities	$7,315	$970
Long-term debt—convertible subordinate debentures	17,255	19,682
Long-term bank lines of credit	20,000	15,897
Other liabilities	3,730	1,723

Total Liabilities	48,300	38,272
Stockholders' Equity:
Cumulative preferred stock	461	507
Common stock	194	154
Paid-in capital	101,509	55,974
Retained earnings	24,034	23,032

Total Stockholders' Equity	126,198	79,667

	$174,498	$117,939

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statements of Cash Flow

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows from Operating Activities:
Net income	$4,534	$7,193	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from subsidiaries	(6,549)	(9,916)	(7,416)
Depreciation and amortization	210	67	106
Stock-based compensation	860	934	963
Deferred income taxes	594	(716)	107
Changes in assets and liabilities, net of effects of acquisitions:
Other current assets	(7,452)	(329)	(3,345)
Other current liabilities	7,348	546	(1,521)
Other, net	767	3,251	5,235

Net cash provided by operating activities	312	1,030	131

Cash Flows from Investing Activities:
Acquisition of businesses	(48,871)	—	(10,317)
Purchase of minority interest	(2,900)	—	(2,000)
Additions to property, plant and equipment	(139)	(372)	(95)
Dividends received from subsidiaries	4,207	3,630	2,005
Other investments, net	—	—	(188)

Net cash provided by (used in) investing activities	(47,703)	3,258	(10,595)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	41,109	10,898	—
Net borrowings on bank lines of credit	4,103	4,822	1,337
Proceeds from sale leaseback	—	396	—
Net change in intercompany balances	4,771	(19,154)	10,841
Net proceeds from dividend reinvestment, employee stock purchase and stock option plans	943	1,270	1,168
Dividends paid	(3,523)	(2,563)	(2,142)
Conversion of debentures	—	—	(268)
Gross proceeds from issuance of debentures	—	—	—

Net cash provided by (used in) financing activities	47,403	(4,331)	10,936

Net increase (decrease) in cash and cash equivalents	12	(43)	472
Cash and cash equivalents at beginning of year	621	664	192

Cash and cash equivalents at end of year	$633	$621	$664

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

        Basis of Presentation:    In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the Registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

        Long-Term Debt:    During 2001, the Registrant issued $20.0 million in long-term convertible subordinate debentures. The debentures bear a fixed interest rate of 6.85% and mature in 2021. Approximately $2.3 million of the debentures have been converted into the Company's common stock in accordance with their terms. The Registrant had outstanding borrowings on long-term bank lines of credit of approximately $20.0 million and $15.9 million as of December 31, 2004 and 2003, respectively.

        Other Income:    Other income consists of management fees charged by the Registrant to its subsidiaries.

        Stock-Based Compensation:    The Company has two plans which allow for the granting of stock options. As fully disclosed in Note 10 to the consolidated financial statements, the Company applies FASB No. 123, Accounting for Stock-Based Compensation, in accounting for its stock option grants. Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123.

        Income Taxes:    Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. federal income tax return, which includes all qualifying subsidiaries.

        Reclassifications:    Certain reclassifications have been made to the prior year consolidated financial statement presentation to conform to the 2004 presentation.

        Termination of Defined Benefit Plan:    Prior to December 30, 1999, the Registrant had a non-contributory defined benefit pension plan (the "Pension Plan") for certain employees of the Company. On August 5, 1999, the Company's Board of Directors adopted a resolution to terminate the Pension Plan, freeze the assets of the Pension Plan and cease all benefit accruals as of December 30, 1999. The Company applied for an Internal Revenue Service (IRS) determination in April 2000, and received a favorable determination from the IRS in September 2001, thereby permitting the Company to proceed with the Pension Plan termination. In January 2002, the net assets of the Pension Plan were distributed to plan participants as permitted by the Employee Retirement Income Security Act (ERISA) and its related regulations. Following distribution of the plan assets of approximately $14.4 million to meet the benefit liabilities of the pension plan, and settlement of expenses paid by the Pension Plan in accordance with ERISA and its related regulations, the Pension Plan had excess assets of approximately $1.1 million. In February 2002, the Company's Board of Directors approved the transfer of excess assets to a qualified replacement plan. Following the transfer of excess assets and payment of applicable excise taxes of approximately $0.2 million, the Pension Plan was considered settled in the first quarter of 2002 under the guidelines set forth in SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and the Company no longer had responsibility for the pension benefit obligation. Accordingly, the Company accounted for the plan termination under SFAS No. 88 and recognized a net termination pre-tax gain of approximately $1.0 million as income to the Company in the first quarter of 2002. See Note 11 to the accompanying consolidated financial statements for more complete disclosure.

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

        The Company has an 80% interest in its Windermere utility in Texas. The purchase agreement provides that the Company has the right to acquire the remaining 20% ownership in Windermere at any point in time when the market value of the Company's stock increases to $12.96 per share (as adjusted for stock splits and dividends), for a purchase price of $6.0 million payable in Company common stock. The minority owner of Windermere has the right to put the remaining 20% back to the Company beginning in October 2005, for up to 450,000 shares of our common stock, but no less than 240,000 shares, depending on the prevailing stock price.

        Commitment Under Long-term Service Contract:    As part of the financing of this project, the CVWD was successful in the sale of insured municipal bonds. The Company entered into an agreement with the bond insurer to guarantee the Company's performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default. Such liability caps will not exceed an amount equal to $6.0 million during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability cap will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility, estimated to be approximately $1.5 million.

        Limitations on Dividends at our California Utility:    One of our wholly owned subsidiaries, Suburban Water Systems, is limited by its mortgage bond agreement in distributing funds to Southwest Water Company. The limitation prevents paying dividends that exceed aggregate undistributed net income subsequent to December 31, 1995. Dividend distributions have averaged approximately $3.0 million per year and are less than the dividend restriction threshold as of December 31, 2004 by approximately $27.0 million.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

	Balance at Beginning of Year	Provision Charged to Income	Recoveries/ Acquisitions / Other	Accounts Written off	Balance at End of Year
	(in thousands)
2004
Allowance for Doubtful Accounts	$1,608	$1,037	$227	$(755)	$2,117

2003
Allowance for Doubtful Accounts	$2,037	$140	$182	$(751)	$1,608

2002
Allowance for Doubtful Accounts	$1,667	$372	$529	$(531)	$2,037

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No. and Applicable Section of Item 601 of Regulation S-K:
2.1	Merger Agreement and Plan of Reorganization among Registrant, SW Utility Company, RTNT, Inc., Hornsby Bend Utility Company, Inverness Utility Company, Windermere Utility Company, HB Merger Sub, Inc. and IU Merger Sub, Inc. dated October 1, 2000 (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 2000).
2.2
Agreement and Plan of Merger between Registrant and OPT Acquisition Subsidiary, Inc. Operation Technologies, Inc., Operations Technologies Stockholder Trust and Robert W. Monette, dated August 31, 2001, (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission on September 19, 2001).
3.1A	Registrant's Restated Certificate of Incorporation dated April 29, 2002 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 333-106506).
3.1B	Certificate of Amendment to Restated Certificate of Incorporation of Southwest Water Company (incorporated by reference to 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2004).
3.2A	Amended and Restated Bylaws of Southwest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D to Registrant's Form 10-K Report for the year ended December 31, 2001).
3.2B	Amendment to Amended and Restated Bylaws of Southwest Water Company (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2004).
4.1A
Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated October 1, 1986 (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K Report for the year ended December 31, 1986).
4.1B
First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated February 7, 1990 (incorporated by reference to Exhibit 4.2A to Registrant's Form 10-K Report for the year ended December 31, 1989).
4.1C
Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated January 24, 1992 (incorporated by reference to Exhibit 4.2B to Registrant's Form 10-K Report for the year ended December 31, 1991).
4.1D
Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C to Registrant's Form 10-K Report for the year ended December 31, 1996).
4.1E
Fourth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A., dated October 19, 2004 (filed herewith).

4.2
Securities Purchase Agreement dated May 28, 2003 among Southwest Water Company and the purchaser identified therein (incorporated by reference from Registration Statement on Form S-3, File No. 333-106506, filed June 25, 2003).
4.3	Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A to Registrant's Form 10-K Report for the year ended December 31, 1991).
4.4	Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B to Registrant's Form 10-K Report for the year ended December 31, 1996).
4.5	Bond Purchase Agreement dated October 19, 2004, for Suburban Water Systems, (filed herewith).
4.6A
Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K Report for the year ended December 31, 1991).
4.6B
First Supplement to Indenture of Mortgage dated May 15, 1992, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4A to Registrant's Form 10-K Report for the year ended December 31, 1996).
4.6C
Second Amendment and Supplement to Indenture of Mortgage dated October 21, 1996, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4B to Registrant's Form 10-K Report for the year ended December 31, 1996).
4.6D	Third Amendment and Supplement to Indenture of Mortgage dated December 15, 2004, between New Mexico Utilities, Inc. and Wells Fargo Bank, N.A. (filed herewith).
4.7	Bond Purchase Agreement dated November 8, 1996, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5A to Registrant's Form 10-K Report for the year ended December 31, 1996).
4.8	Bond Purchase Agreement dated December 15, 2004, for New Mexico Utilities, Inc. (filed herewith).
4.9	Stockholder's Rights Plan dated April 6, 1998 (incorporated by reference to the Registrant's Form 8-K Report filed with the Commission April 23, 1998).
4.10
Certificate of Designation of Series E Convertible Preferred Stock Of Southwest Water Company dated January 12, 2000 (incorporated by reference to Exhibit 3.1E of Registrant's Form 10-K Report for the year ended December 31, 1999).
4.11	Windermere Utility Company Shareholder Agreement between Southwest Water Company, SW Utility Company, RTNT, Inc. Thom W. Farrell and Windemere Utility Company dated October 1, 2000 (filed herewith).
4.12	Shareholders Agreement by and among Operations Technology, Inc., Southwest Water Company, Robert W. Monette, dated August 31, 2001, (filed herewith).
10.1
Stock Purchase Agreement between Southwest Water Company and Tecon Water Holdings, L.P. dated April 30, 2004 (incorporated by reference to Registrant's Form 8-K filed with the Commission on July 28, 2004).

10.2A	Second Amended and Restated Stock Option Plan, dated May 23, 2000, as amended (incorporated by reference to Exhibit 10.1 on Registrant's Form 10-K for the year ended December 31, 2003).*
10.2B
Form of Non-Qualified Stock Option Agreement pursuant to Second Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1B on Registrant's Form 10-K for the year ended December 31, 2003).*
10.2C
Certificate of Amendment to Second Amended and Restated Stock Option Plan, dated May 8, 2003 (incorporated by reference to Exhibit 10.1B1 on Registrant's Form 10-K for the year ended December 31, 2003).*
10.3	Stock Option Plan for Non-Employee Directors ("Director Option Plan"), as amended (incorporated by reference to Exhibit 10.1C on Registrant's Form 10-K Report for the year ended December 31, 2003).
10.3A	Certificate of Amendment for Director Option Plan dated May 13, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q Report for the quarter ended June 30, 2004).
10.3B
Form of Non-Qualified Stock Option Agreement pursuant to Director Option Plan, as amended (incorporated by reference to Exhibit 10.3 on Registrant's Form 10-Q Report for the quarter ended June 30, 2004).*
10.4	Amended and Restated Employee Stock Purchase Plan dated May 28, 1998 (incorporated by reference to Appendix B to Registrant's 1998 Proxy Statement filed with the Commission on April 20, 1998).*
10.5	Dividend Reinvestment and Stock Purchase Plan dated December 1, 1992 (incorporated by reference to Registrant's Form S-3 Registration Statement filed with the Commission on December 1, 1992).*
10.6	Deferred Compensation Plan dated January 1, 2002 (filed herewith).
10.7	Supplemental Executive Retirement Plan dated May 8, 2000 (filed herewith).
10.8
Stock Purchase Agreement and First Amendment to Stock Purchase Agreement dated August 13, 1993, between ECO Resources, Inc., and Robert E. Hebert (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1993).
10.9	Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q Report for the quarter ended June 30, 2000).
10.10	Retention Agreement between Southwest Water Company and Richard J. Shields dated as of November 9, 2004 (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K on November 9, 2004).
10.11
Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit 10.11 to Registrant's Form 10-K Report for the year ended December 31, 1995).*

10.12A
Severance Compensation Agreement between Registrant and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A to Registrant's Form 10-K Report for the year ended December 31, 1998).*
10.12B
Severance Compensation Agreement between Registrant and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.9B to Registrant's Form 10-Q Report for the quarter ended June 30, 2002).*
10.12C	Severance Agreement between Southwest Water Company and James C. Wisener dated as of December 21, 2004, (filed herewith).
10.13	Credit Agreement between Registrant and Bank of America, N.A. dated October 6, 2003 (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 2003).
10.14
Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated July 7, 2004 (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended June 30, 2004).
10.15	Amendment No. 1 to Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated October 14, 2004 (filed herewith).
10.16	Amendment No. 2 to Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated November 9, 2004 (filed herewith).
10.17	Amendment No. 3 to Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated December 10, 2004 (filed herewith).
10.18
Credit Agreement between Southwest Water and Union Bank of California, NA, dated June 6, 2003 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10 Q Report for the quarter ended June 30, 2003).
10.19A
Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated July 7, 2004 (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q Report for the quarter ended June 30, 2004).
10.19B	Waiver and First Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated September 29, 2004 (filed herewith).
10.19C	Waiver and Second Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated November 8, 2004 (filed herewith).
10.19D	Third Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated December 15, 2004 (filed herewith).
10.20
Business Loan Agreement dated December 10, 1997 between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A. (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K Report for the year ended December 31, 1998).
10.21
Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N. A. dated April 10, 1999 (incorporated by reference to Exhibit 10.15A to Registrant's Form 10-Q Report for the quarter ended September 30, 1999).

10.22A
Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated April 10, 2000 (incorporated by reference to Exhibit 10.15B to Registrant's Form 10-Q Report for the quarter ended March 31, 2000).
10.22B
Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated July 10, 2003 (incorporated by reference to Exhibit 10.11B to Registrant's Form 10-K Report for the year ended December 31, 2003).
10.22C
Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West dated April 10, 2002 (incorporated by reference to Exhibit 10.15C to Registrant's Form 10-Q Report for the quarter ended June 30, 2002).
10.23
Loan Agreement among Windermere Utility Co., Inc., Registrant and Bank of the West, dated August 9, 2002, (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K Report for the year ended December 31, 2002).
10.24
LLC Purchase Agreement by and among Aqua Source, Inc., DQE, Inc. and Registrant, dated as of September 14, 2002 (incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 2002).
10.25
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
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2005, filed herewith.
31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2005, filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

The Company has outstanding long-term indebtedness under an indenture that comprises less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis and agrees to furnish a copy of the instrument to the Commission upon request.

*
Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K; previously filed where indicated and incorporated herein by reference.

SOUTHWEST WATER COMPANY SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY
By:	/s/ ANTON C. GARNIER ANTON C. GARNIER Chief Executive Officer (Principal Executive Officer) March 31, 2005
By:	/s/ RICHARD J. SHIELDS RICHARD J. SHIELDS Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) March 31, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES C. CASTLE JAMES C. CASTLE Director March 31, 2005	/s/ DONOVAN D. HUENNEKENS DONOVAN D. HUENNEKENS Director March 31, 2005
/s/ H. FREDERICK CHRISTIE H. FREDERICK CHRISTIE Director March 31, 2005	/s/ MAUREEN A. KINDEL MAUREEN A. KINDEL Director March 31, 2005
/s/ ANTON C. GARNIER ANTON C. GARNIER Director March 31, 2005	/s/ PETER J. MOERBEEK PETER J. MOERBEEK Director March 31, 2005
/s/ LINDA GRIEGO LINDA GRIEGO Director March 31, 2005	/s/ RICHARD G. NEWMAN RICHARD G. NEWMAN Director March 31, 2005
/s/ WILLIAM D. JONES WILLIAM D. JONES Director March 31, 2005

QuickLinks

SOUTHWEST WATER COMPANY AND SUBSIDIARIES TABLE OF CONTENTS
SOUTHWEST WATER COMPANY AND SUBSIDIARIES
PART I
  ITEM 1. BUSINESS.
California Utility—Number of Water Connections by Classification
New Mexico Utility—Number of Water Connections by Classification
Texas Utilities—Number of Water Connections by Classification
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SOUTHWEST WATER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
SOUTHWEST WATER COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SOUTHWEST WATER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SOUTHWEST WATER COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SOUTHWEST WATER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004 and 2003
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
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SOUTHWEST WATER COMPANY SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Statements of Operations
SOUTHWEST WATER COMPANY SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Balance Sheets
SOUTHWEST WATER COMPANY SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Statements of Cash Flow
SOUTHWEST WATER COMPANY NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SOUTHWEST WATER COMPANY AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2004, 2003 and 2002
SOUTHWEST WATER COMPANY AND SUBSIDIARIES EXHIBIT INDEX
SOUTHWEST WATER COMPANY SIGNATURES