Form 10-Q
period 2005-03-31
SOUTHWEST WATER CO
filed 2005-05-10
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 6, 2005, there were 19,468,298 common shares outstanding.

SOUTHWEST WATER COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)
Revenues:
Utility group	$15,459	$13,063
Services group	31,407	26,664
	46,866	39,727
Expenses:
Operating expenses - utility group	9,979	7,618
Operating expenses - services group	27,096	24,529
Selling, general and administrative expenses	8,312	6,647
	45,387	38,794

Operating Income	1,479	933

Other Income (Expense):
Interest expense	(1,949)	(1,077)
Interest income	107	120
Other	(13)	53
	(1,855)	(904)

Income (Loss) Before Income Taxes	(376)	29
Income Tax Provision (Benefit)	(135)	11
Net Income (Loss)	(241)	18
Dividends on Preferred Shares	6	7
Net Income (Loss) Applicable to Common Shareholders	$(247)	$11

Earnings (Loss) Per Common Share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted Average Outstanding Common Shares:
Basic	19,411	15,501
Diluted	19,411	16,470

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2005	December 31, 2004
	(in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$5,258	$1,933
Restricted cash	31	221
Trade accounts receivable, less allowance for doubtful accounts	24,994	23,935
Other current assets	15,939	19,198
	46,222	45,287
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	365,074	359,375
Non-regulated operations property, plant and equipment—at cost	17,652	18,485
	382,726	377,860
Less accumulated depreciation and amortization	75,833	75,264
	306,893	302,596
Other Assets:
Goodwill	33,921	32,837
Intangible assets, net	9,777	8,364
Other assets	16,924	15,725
	$413,737	$404,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,708	$3,372
Accounts payable	11,358	12,337
Other current liabilities	19,789	20,025
	32,855	35,734
Other Liabilities and Deferred Credits:
Long-term debt	93,526	92,792
Bank lines of credit	34,809	23,035
Advances for construction	9,152	9,196
Contributions in aid of construction	89,511	89,623
Deferred income taxes	16,408	15,578
Other liabilities and deferred credits	12,034	12,653
Total Liabilities and Deferred Credits	288,295	278,611

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	461	461
Common stock	194	194
Paid-in capital	101,974	101,509
Retained earnings	22,813	24,034
Total Stockholders’ Equity	125,442	126,198
	$413,737	$404,809

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(241)	$18
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,659	1,819
Stock-based compensation expense	252	278
Deferred income taxes	830	10
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	190	1,873
Trade accounts receivable	(423)	(732)
Other current assets	3,067	(425)
Other assets	(1,799)	(166)
Accounts payable	(2,008)	(2,234)
Other current liabilities	(1,274)	505
Other liabilities	(56)	(544)
Other	262	(248)
Net cash provided by operating activities	1,459	154

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(6,941)	(3,159)
Proceeds from disposition of assets	—	42
Purchase of minority interest in subsidiary	—	(2,900)
Acquisition of Novus	(2,008)	—
Other investments, net	—	(720)
Net cash used in investing activities	(8,949)	(6,737)

Cash Flows From Financing Activities:
Net proceeds from stock offering	—	20,642
Capital improvement reimbursements	—	162
Contributions in aid of construction	263	1,079
Borrowings (repayments) on bank notes payable	11,774	(16,311)
Proceeds from dividend reinvestment, employee stock purchase and stock option plans	202	187
Dividends paid	(977)	(787)
Principal payments on long-term debt	(364)	(163)
Payments on advances for construction	(83)	(84)
Net cash provided by financing activities	10,815	4,725

Net increase (decrease) in cash and cash equivalents	3,325	(1,858)
Cash and cash equivalents at beginning of period	1,933	2,570
Cash and cash equivalents at end of period	$5,258	$712

Supplemental Disclosure of Cash Flow information
Cash paid (received) during the period for:
Interest	$1,527	$784
Income taxes	$(1,419)	$—

Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired	$3,214	$1,531
Acquisition costs	(2,008)	(720)
Notes issued	—	(811
Liabilities assumed	$1,206	$—

Non-cash contributions in aid of construction and advances for construction from developers	$346	$836

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company and its subsidiaries (collectively referred to in this report as “Southwest,” the “Company,” “we,” “us” or “our” except where the context otherwise requires) provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest as of March 31, 2005, and our results of operations and cash flows for the three months ended March 31, 2005 and 2004.  These adjustments are of a normal recurring nature.

The results of interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988.

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation.

Note 2. – Earnings Per Share

We report earnings per share (“EPS”) by computing “basic EPS” and “diluted EPS.”  Basic EPS measures our performance over the reporting period by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares.  In July 2001, we issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures. The debentures are convertible at any time prior to maturity in 2021, unless previously redeemed, at a conversion price of $11.569. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share, after adjusting net income for the after-tax effect of the debenture interest expense.

We incurred a loss for the three months ended March 31, 2005.  Options to purchase 875,000 shares of common stock for the quarter ended March 31, 2005 are considered antidilutive and, therefore, are not included in the computation of weighted average shares used in computing diluted loss per share for this period.

We declared a 5% stock dividend on January 3, 2005. All per share amounts and numbers of shares outstanding reflect this dividend.  The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both basic and diluted EPS calculations:

(in thousands except per share data)

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)
Earnings (loss) per share - basic
Net income (loss)	$(241)	$18
Less: dividends on preferred shares	(6)	(7)
Net income (loss) applicable to common shares	$(247)	$11

Weighted average outstanding common shares	19,411	15,501

Earnings (loss) per common share - basic	$(0.01)	$0.00

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share data)
Earnings (loss) per share - assuming dilution
Net income (loss) applicable to common shares	$(247)	$11

Weighted average outstanding common shares	19,411	15,501
Plus: shares issued on assumed exercise of stock options and warrants	—	969
Weighted average outstanding common shares	19,411	16,470

Earnings (loss) per common share - diluted	$(0.01)	$0.00

Note 3. – Common Stock Issued

During the three months ended March 31, 2005, approximately $14,000 of our 6.85% fixed-rate convertible subordinate debentures were converted into approximately 1,232 shares of our common stock.

Note 4. –Stock-Based Plans

At March 31, 2005, Southwest had three stock-based plans: a Stock Option Plan (“SOP”), a Director Stock Option Plan (“DOP”), and an Employee Stock Purchase Plan. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Dividend yield	1.7%	1.3%
Expected volatility	24.3%	24.4%
Risk free interest rate	4.1%	3.7%
Expected life in years	5.7	6.0

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Stock-based compensation expense	$252	$278

A combined summary of shares authorized and available for issuance under the SOP and the DOP as of March 31, 2005, is as follows:

	SOP	DOP	Total
	(in thousands)
Shares authorized for issuance	4,453	722	5,175
Shares available for issuance	934	370	1,304

Following is a combined summary of changes in the status of the SOP, the DOP and warrants during the three months ended March 31, 2005:

	Stock Options and Warrants	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2004	2,776	$8.03
Granted	214	11.95
Exercised	(4)	3.63
Forfeited	—	—
Outstanding at March 31, 2005	2,986	$8.32

Exercisable at March 31, 2005	1,952	$6.93

The following table summarizes information about stock options and warrants outstanding at March 31, 2005:

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at March 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at March 31, 2005	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	217	1.3	$2.84	217	$2.84
3.76	7.50	882	3.1	5.76	815	5.66
7.51	11.25	1,247	3.6	8.78	852	8.67
11.26	15.00	640	6.3	12.81	68	13.53
$1.50	$15.00	2,986	3.9	$8.32	1,952	$6.93

Employee Stock Purchase Plan (“ESPP”): We have a stockholder-approved ESPP that allows eligible employees to purchase our common stock through payroll deductions of up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the

ESPP, we issued 5,435 shares to employees during the three months ended March 31, 2005. At March 31, 2005, 1,197,000 shares had been authorized for issuance under the ESPP and approximately 888,000 shares remain available for issuance.

Note 5. – Post Retirement Benefits

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers.  The following table sets forth the components of the net periodic benefit costs for the SERP plan:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Service cost	$16	$15
Interest cost	20	19
Recognized actuarial loss	22	21
	$58	$55

Note 6. – Operating Segments

Southwest has two reportable segments: the Utility Group and the Services Group.  We have not changed the basis of presentation or measurement of segment profit or loss from that reported in our 2004 Annual Report.

The Utility Group owns regulated water utilities in California, New Mexico, Oklahoma and Texas, as well as wastewater facilities in New Mexico, Oklahoma and Texas.  Revenues result from the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use.  State, federal and local agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates our regulated utility subsidiaries charge for water and wastewater services are established by state authorities.

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

The following table presents information about the operations of each reported segment for the three months ended March 31, 2005 and 2004:

	Utility Group	Services Group (1)	Total Segments Information	Corporate and Other (2)	Total Consolidated Information
	(in thousands)

For the Three Months Ended March 31, 2005
Total revenues (1)	$15,459	$31,407	$46,866	$—	$46,866
Segment operating income	3,812	1,410	5,222	(3,743)	1,479
Interest expense	(1,195)	(689)	(1,884)	(65)	(1,949)
Interest income	12	93	105	2	107
Other income (expense)	(20)	21	1	(14)	(13)
Income (loss) before income taxes	2,609	835	3,444	(3,820)	(376)

For the Three Months Ended March 31, 2004
Total revenues (1)	$13,063	$26,664	$39,727	$—	$39,727
Segment operating income / (loss)	3,817	(732)	3,085	(2,152)	933
Interest expense	(580)	(107)	(687)	(390)	(1,077)
Interest income	—	99	99	21	120
Gain on sales of land	—	—	—	—	—
Other income (expense)	43	(352)	(309)	362	53
Income (loss) before income taxes	3,280	(1,092)	2,188	(2,159)	29

(1)          In addition to services provided to external customers, certain companies in our Services Group provide construction, operations, and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  Intersegment revenue was approximately $2.1 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

(2)          “Corporate and Other” consists primarily of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to reportable segments.

The following table presents information about the identifiable assets of each reported segment as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Utility Group	$325,391	$322,548
Services Group	73,759	70,336
Corporate and Other	14,587	11,925
Consolidated	$413,737	$404,809

Note 7. – Seasonality and Weather

As our businesses are affected by weather, the results of operations for one quarter do not indicate results to be expected in another quarter.

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

Note 8. – Commitments, Contingencies and Restrictions

Commitments Under Acquisition Agreements.

We own 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”). We have the right to acquire the remaining 10% of OpTech beginning in August 2006 based on a formula relating to the profitability of OpTech. The minority owner has the option to sell the remaining 10% of OpTech to the Company using the same formula.  However, the selling price cannot be less than $1.0 million.

We have an 80% interest in Windermere Utility Company (“Windermere”) in Texas. We have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6.0 million payable in Southwest’s common stock at any time when the market value of our common stock increases to $12.96 per share (as adjusted for stock splits and dividends).  This right has not yet been triggered.  The minority owner of Windermere has the right to put the remaining 20% to us beginning in October 2005 for up to 450,000 shares of Southwest’s common stock, but no less than 270,000 shares, depending on the prevailing stock price, with a value not to exceed $6.0 million.

Commitments Under Long-term Service Contracts

In September 2002, we won a bid to facilitate the engineering and construction of a reverse osmosis water treatment system in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (“CVWD”). The project includes the drilling of several new wells and the development of associated water lines. We entered into subcontractor agreements with an engineering firm and a large construction firm to fulfill significant obligations of this service contract.

During construction of the CVWD plant, we received payments upon completion of construction milestones and we expect to continue to receive such payments until final completion of the construction project. Construction of the plant commenced in December 2002 and was substantially complete as of December 31, 2004. The plant became operational in 2004 and the Company now operates and maintains the facility under a separate 20-year contract.

On January 8, 2003, we obtained an unsecured line of credit facility from a commercial bank used to issue a $3.4 million standby letter of credit. This standby letter of credit is in force for the construction period of the project. Upon final completion of the construction project, expected in 2005, the standby letter of credit facility will be terminated.

As part of the financing of this project, the CVWD issued insured municipal bonds. We entered into an agreement with the bond insurer to guarantee our performance under the CVWD contract, subject to certain liability limits to the bond insurer in the event of a default. Such liability limits will not exceed an amount equal to $6.0 million during the construction period of the project, and afterwards, during the 20-year operation of the facility, the liability limits will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the reverse osmosis filtration unit within the facility, estimated to be approximately $1.5 million.

Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (“DOHS”). In August 2004 the case against Southwest was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District.  To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon Wastewater Treatment Plant for the period January 2002 to present.  The facility was also served with search warrants executed by the U.S. Environmental Protection Agency.  The Company’s subsidiary has operated this facility since June 2004.  The Company is cooperating with the investigation and has also initiated its own internal investigation.

Southwest and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our consolidated financial position, results of operations or cash flows.

Groundwater Settlement

One of the water sources for our California water utility has been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s. In 2001 and 2002, this contamination necessitated the removal from service of a number of our wells, and we purchased replacement water at a cost substantially higher than the cost of water pumped from our own wells.

As a result of this contamination, under the terms of an agreement with the responsible parties, we have received payments from these parties, and we expect to continue to receive payments until completion of remediation or until our production capacities have been restored.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells.  Our agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and, as such, we bill and collect reimbursements monthly.  These monthly reimbursements are recorded as a reduction to operating expenses–utility group.  During the three months ended March 31, 2005 and 2004 these reimbursements were approximately $0.4 million and $0.5 million, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.  These contributions, recorded as contributions in aid of construction (“CIAC”), were zero and approximately $0.2 million for the three months ended March 31, 2005 and 2004.

Note 9. – Acquisitions

In March 2005, we completed the acquisition of the assets of Novus Utility Services, Inc. (“Novus”), a Birmingham, Alabama contract operations company.  The aggregate purchase price was approximately $2.5 million, plus assumed liabilities in the amount of approximately $1.2 million.  We engaged a professional, independent valuation consultant to conduct a review of the acquisition in order to determine an appropriate allocation of the Novus purchase price including intangible assets and goodwill.

Note 10. - Debt Obligations

At March 31, 2005, approximately $6.5 million of long term obligations that would normally be classified as current portion of long-term debt has been reclassified as long-term obligations.  With a new $100 million, five year credit facility, (New Credit Facility) implemented, effective April 2005 (see Note 11 and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Obligations for further information), management has the intention and the ability to refinance these outstanding obligations with long term debt through the New Credit Facility.  Accordingly, these obligations have been classified consistent with the five-year term of the New Credit Facility.

Note 11. – Subsequent Events

In April 2005, we received an offer from an unrelated third party regarding the potential purchase of our billing and collection subsidiary, Master Tek International, Inc. (“MTI”).  We are reviewing our strategic options concerning MTI.

The Company is not classifying MTI as an asset held for sale as of March 31, 2005 as it does not meet the criteria required under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Effective April 1, 2005, the Company entered into a five-year, $100 million New Credit Facility with a syndicate of five banks.  The New Credit Facility replaced the $50 million of committed funding under our bank lines of credit that were due to expire in 2006.  Southwest expects to use the New Credit Facility for general corporate purposes.  We took the following actions to reduce interest expense:

1.               Issued a redemption notice to holders of $4.0 million of our New Mexico bonds on April 4, 2005 with a redemption date of May 9, 2005,

2.               Redeemed notes payable of approximately $1.5 million  on April 29, 2005,

3.               Extinguished a term loan for one of our Texas Utilities in the amount of approximately $8.8 million on April 1, 2005, and

4.               Repaid a revolving credit facility for our New Mexico Utility in the amount of approximately $3.8 million on April 1, 2005.

 Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the”34 Act”). Such statements are based upon current expectations that involve risks and uncertainties including those set forth under “Risk Factors” in this report and under “Business-Risk Factors” in our 2004 Annual Report.  Factors that could affect forward-looking statements relating to the resolution of the material weakness with respect to internal controls discussed in Item 9A of the 2004 Annual Report include, among other things: the Company’s ability to design and maintain policies and procedures which enable the Company to avoid any reoccurrence of the matters which gave rise to the material weakness and the Company’s ability to identify and retain qualified and experienced financial personnel.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the consolidated financial statements and the notes thereto contained in our 2004 Annual Report.

Overview

Southwest Water Company and subsidiaries (“Southwest,” “we,” “us,” “our” or the “Company,” unless the context otherwise requires) provide a broad range of water and waste water services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. We provide services to more than two million people. Our business is segmented into two operating groups: our Utility Group and our Services Group.

Our Utility Group owns and manages rate-regulated public water utilities in California, New Mexico, Oklahoma and Texas and owns and manages wastewater facilities in New Mexico, Oklahoma and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

Our Services Group operates our contract service businesses in which we operate and maintain water supply and wastewater facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities (including Utility Group affiliates) primarily in Alabama, California, Colorado, Georgia, Mississippi, New Jersey, New Mexico, South Dakota and Texas. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group prices are not subject to regulation. We also provide utility billing and collecting services in numerous states.

In July 2004, we acquired a Texas utility consisting of a collection of approximately 86 rural regulated water systems and 11 wastewater systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P. for approximately $66 million, and renamed the utility Monarch Utilities, Inc. (“Monarch”).

Results of Operations

A summary of our consolidated results for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
	($ amounts in millions)
Revenues:
Utility group	$15.5	33	$13.0	33
Services group	31.4	67	26.7	67
	49.9	100	39.7	100

Expenses:
Operating expenses - utility group	10.0	21	7.6	19
Operating expenses - services group	27.1	58	24.5	62
Selling, general and administrative expenses	8.3	18	6.6	17
	45.4	97	38.7	98

Operating Income	1.5	3	1.0	2

Other Income (Expense):
Interest expense	(2.0)	(4)	(1.1)	(2)
Interest income	0.1	—	0.1	—
Other	—	—	—	—
	(1.9)	(4)	(1.0)	(2)

Income (Loss) Before Income Taxes	(0.4)	(1)	—	—
Income Tax Provision (Benefit)	(0.1)	—	—	—
Net Income (Loss)	$(0.3)	(1)	$—	—

Discussion of Results of Operations for Three Months Ended March 31, 2005 and 2004

Revenues

Utility Group

Utility Group revenues are derived from the production and distribution of water and the collection and treatment of sewage for residential, industrial and commercial use. Our Utility Group water operations are seasonal, as rainfall and weather conditions affect water consumption.  In our service areas, the second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations.

Revenues in the Utility Group increased approximately $2.5 million, or 19%, to $15.5 million during the three months ended March 31, 2005, from $13.0 million during the same period of the prior year. The increase in Utility Group revenue was primarily due to the following:

1.               A $3.4 million increase in revenues attributable to Monarch which we acquired in July 2004.

2.               An increase in revenue from our other Texas utilities of $0.2 million primarily due to increased connections.

3.               The above increases were partially offset by a decrease in our California utility of $1.2 million due to significantly higher rainfall during the first quarter of 2005.  Rainfall in Southern California was more than double the historical average precipitation for the first quarter.  The heavy rainfall decreased customer demand, resulting in lower revenues of $1.2 million and lower profit of $0.3 million in our California utility operations compared to the same period in the prior year.

Services Group

Services Group revenues represent fees earned for water and wastewater facility operations and maintenance (O&M) services, equipment maintenance and repair, sewer pipeline cleaning, utility billing and collection services, construction management services, state-certified water and wastewater laboratory analysis and public works. Revenues for the three months ended March 31, 2005 increased approximately $4.7 million, or 18%, to $31.4 million from $26.7 million during the same period of the prior year.

The increase in Services Group revenues was primarily due to the following:

1.               A $5.9 million increase in revenue associated with contract operations, primarily those performed for our Utility Group, as well as increased construction work.

2.               A $0.7 million increase due to the acquisition of a laboratory and other operations.

3.               These revenue increases were partially offset by a decrease of $2.3 million in construction work related to the reverse osmosis plant which has been under construction since 2003 and was substantially completed as of December 31, 2004.

Expenses

Operating expenses – utility group

Operating expenses—utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, power and electricity supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses for our Utility Group increased $2.4 million, or 32%, to $10.0 million during the three months ended March 31, 2005, from $7.6 million during the comparable period of 2004.  The increase in operating expenses was primarily due to the following:

1.               Operating costs of approximately $2.8 million attributable to Monarch.

2.               This increase was offset in part by reduced operating expenses of $0.4 million at our California utility due to lower production as a result of above average rainfall.

Operating expenses—utility group represented approximately 65% and 58% of revenues from utility operations for the three months ended March 31, 2005 and 2004, respectively.  The increase was primarily due to the impact of Monarch which incurs higher operating expenses as a percentage of revenue, as we had anticipated, combined with a higher percentage of operating expenses at our California utility due to reduced revenues.

Operating expenses – services group

Operating expenses–services group include salaries, wages and employee benefits, fleet expenses, facilities costs, supplies and equipment, repairs and maintenance and professional fees.  Operating expenses–services group increased approximately $2.6 million, or 11%, to $27.1 million during the three months ended March 31, 2005 from $24.5 million during the same period of 2004.  The increase in operating expense–services group was due to the increased staffing and fleet expense related to additional contract work, some of which was delayed from 2004.  The staffing increase resulted in higher salary and wage expenses as well as benefits and other related costs.

Operating expenses – services group, as a percentage of the related revenues decreased to 86% for the three months ended March 31, 2005 compared to 92% for the same period of 2004.   The decrease was due to the increase in revenues relative to expenses for additional construction, operating and maintenance work.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative expenses increased $1.7 million, or 26%, to $8.3 million for the three months ended March 31, 2005 compared to $6.6 million during the same period of 2004.  Selling, general and administrative expenses increased to 18% of revenues for the three months ended March 31, 2005 from 17% during the three months ended March 31, 2004.  The increase in selling, general and administrative expenses was primarily due to the following:

1.               An increase in audit fees of $0.4 million.

2.               An increase of $0.4 million attributable to the acquisition of Monarch in July 2004.

3.               $0.3 million increase in costs compared to the prior period related to our efforts to comply with the Sarbanes-Oxley Act of 2002 and related regulations, primarily compliance testing.

4.               Approximately $0.6 million increase primarily due to legal fees, outside services and salaries and wages.

Other Income (Expense)

Interest Expense

Interest expense increased approximately $0.9 million, or 81%, during the three months ended March 31, 2005 compared to the same period in 2004.  The major components of interest expense are as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Interest expense - convertible subordinate debentures	$296	$326
Interest expense - bank lines of credit	329	247
Interest expense - mortgage bonds and bank term loan	1,086	492
Interest expense - other	308	154
Total interest expense before capitalized interest	2,019	1,219
Capitalized interest	(70)	(142)
Total interest expense	$1,949	$1,077

The increase in total interest expense is primarily due to an increase in our long-term debt.  Our average balances of long-term debt outstanding were approximately $126 million and $72 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in our average balances of long-term debt was driven primarily by debt assumed in our acquisition of Monarch in July 2004 and $27 million of first mortgage bonds issued by our California and New Mexico utilities in the fourth quarter of 2004.  In addition, our effective weighted average borrowing rate decreased slightly to 6.5% during the three months ended March 31, 2005 from 6.6% during the three months ended March 31, 2004.

Provision for Income Taxes

Our effective income tax rates for the three months ended March 31, 2005 and 2004 were approximately 36% and 37%, respectively.

Liquidity and Capital Resources

Our corporate objectives with respect to liquidity and capital resources are to:  (i) generate sufficient operating cash to provide for dividends, principal and interest requirements, capital improvements, and taxes; (ii) obtain external financing for long term capital improvements and acquisitions; (iii) utilize our credit facilities to manage seasonal cash needs; and (iv) maintain approximately equal levels of debt and equity.

Our statements of cash flows are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$1,459	$154
Net cash used in investing activities	(8,949)	(6,737)
Net cash provided by financing activities	10,815	4,725
Net increase (decrease) in cash and cash equivalents	$3,325	$(1,858)

Despite a net loss for the quarter, net cash flow increased by $3.3 million for the three months ended Mach 31, 2005 as compared to a decrease of $1.9 million in 2004.  The increase in net cash flow was primarily the result of increased borrowings of $11.8 million, increased revenues in our Utility and Services Groups along with an increase in depreciation and amortization expense which are non-cash charges.  (For further discussion on operating revenues and expenses see Results of Operations.) This increase in cash flow was partially offset by plant, property and equipment additions and the purchase of Novus.

Cash Flows From Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2005 consisted of a net loss of $0.2 million adjusted for certain non-cash items including $2.7 million of depreciation and amortization expense, stock based compensation expense of $0.3 million, and an increase in deferred income taxes of $0.8 million.  Operating cash flow increased due to other current assets which decreased by $3.1 million.  Operating cash flow was reduced primarily by $1.8 million due to an increase in other assets and a decrease in accounts payable of $2.0 million and a decrease in other current liabilities of $1.3 million.

Net cash provided by operating activities during the three months ended March 31, 2004 consisted of net income of $0.02 million adjusted for certain non-cash items including $1.8 million of depreciation and amortization expense and stock based compensation expense of $0.3 million.  Operating cash flow was increased by restricted cash of $1.9 million.  Operating cash flow was reduced by a decrease accounts payable of $2.2 million, and an increase in accounts receivable of $0.7 million.

Cash Flows from Investing Activities

Cash used in investing activities totaled $8.9 million in the first quarter of 2005 and was the result of capital improvements in our utility business and acquisitions in our services business.  Capital expenditures of $6.9 million were primarily invested in regulated water utility assets for purposes of expansion, replacement or renovation.  The following table summarizes property, plant and equipment additions for each of the first quarters in 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Company-financed additions	$6,678	$1,918
Capital improvement reimbursements	—	162
Contributions paid for by developers	263	1,079
Net cash used in investing activities	6,941	3,159
Property contributed by developers	346	836
Total additions to property, plant and equipment	$7,287	$3,995

Cash payments for acquisitions during the first quarter of  2005 and 2004 included:

•                  $2.0 million in 2005 in cash towards the purchase of Novus, and

•                  $2.9 million in 2004 to acquire the remaining minority interest of a Services Group subsidiary.

Cash Flows From Financing Activities

Our financing activities involved the following events during the first three months ended in 2005 and 2004 as follows:

•                  The net borrowings on our revolving lines of credit in 2005 by $11.8 million.

•                  A public offering of approximately 1.7 million shares of our common stock in March 2004, which generated net proceeds of approximately $20.6 million.

•                  Cash was used in 2004 to repay borrowings of approximately $16.3 million.

Aggregate borrowings under our revolving lines of credit were $34.8 million as of March 31, 2005, an increase of approximately $11.8 million due to capital expenditures, the impact of our  seasonally low first quarter cash flow and preparation for the refinancing of our credit facility.  Our total borrowing availability under lines of credit was approximately $15 million as of March 31, 2005.

As more fully discussed below, we entered into a new 5-year credit facility with a syndicate of banks in April 2005, which provides for a $100 million revolving credit facility.  In April 2005, we used a portion of our borrowings from the New Credit Facility to repay amounts outstanding, and to extinguish, our lines of credit and certain other indebtedness.

During 2005, we paid dividends totaling approximately $1.0 million. Our quarterly dividend rate is currently $0.05 per common share.  Common stockholders may elect to participate in our Dividend Reinvestment and Stock Purchase Plan, which gives them the option of receiving their dividends in either cash or common stock at a 5% discount from current market value.  This plan also permits optional cash purchases of stock at current market values of up to $3,000 per stockholder each quarter.

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

We expect to expend approximately $14 million for cash capital expenditures for the remainder of 2005, primarily for utility property, plant and equipment.  We plan to fund those expenditures with cash flow from operations, borrowings under our New Credit Facility and other sources.

We augmented our operating cash flow with borrowings under our lines of credit.  At March 31, 2005, we had a working capital of approximately $13.4 million including available cash and cash-equivalent balances of approximately $5.3 million (excluding restricted cash balances).  Effective April 1, 2005, we implemented the New Credit Facility and took the following actions to reduce interest  expense.

1)              Issued a redemption notice to holders of $4.0 million of our New Mexico bonds on April 4, 2005 with a redemption date of May 9, 2005,

2)              Redeemed notes payable of approximately $1.5 million  on April 29, 2005,

3)              Extinguished a term loan for our Texas Utility in the amount of approximately $8.8 million on April 1, 2005, and

4)              Repaid a revolving credit facility for our New Mexico Utility in the amount of approximately $3.8 million on April 1, 2005.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than leases that have been classified as operating leases in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information.

Debt Obligations

Following is a summary of our debt obligations and commitments due in the remaining nine months of 2005 and in the specified periods thereafter.  Amounts represent the expected cash principal payments related to our long-term debt.

		Years Ending December 31,
	2005	2006	2007	2008	2009 and thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit (1)	$—	$—	$—	$—	$34,809	$34,809
Bank term loans (2)	715	946	938	931	20,410	23,940
Economic development revenue bonds	95	100	105	115	1,810	2,225
Mortgage bonds	—	8,000	—	—	39,000	47,000
Convertible subordinate debentures	—	—	—	—	17,241	17,241
Notes payable (1)	693	397	420	1,597	1,721	4,828
	$1,503	$9,443	$1,463	$2,643	$114,991	$130,043

(1)          As described above, we repaid the outstanding amounts on our lines of credit with the proceeds from our new $100 million 5 year credit facility entered into on April 1, 2005.  As of May 5, 2005, there was approximately $48.5 million outstanding under our New Credit Facility.

(2)          At March 31, 2005, approximately $6.5 million of long term obligations that would normally be classified as current portion of long term debt has been reclassified as long term obligations due to management’s intent and ability to refinance these obligations.  Accordingly, we have reflected this debt as long-term debt consistent with the five-year term of the New Credit Facility.

In April 2005, we entered into the New Credit Facility.  The New Credit Facility provides for a $100 million revolving credit facility, which includes a $40 million letter of credit subfacility and a $10 million swingline subfacility.  The New Credit Facility contains customary covenants, as well as customary events of default.  Certain of our subsidiaries have guaranteed our obligation to repay borrowings under the New Credit Facility.

Loans under the New Credit Facility (other than swingline loans) will bear interest at a rate equal to (i) LIBOR plus the applicable margin (as provided for in the New Credit Facility), or (ii) a base rate (as defined) minus the applicable margin.  At May 5, 2005, we had $48.5 million of outstanding borrowings under our New Credit Facility and the adjusted average borrowing rate was approximately 4.0%.  The New Credit Facility replaced our existing lines of credit which had provided for up to $50.0 million of borrowings and we used the New Credit Facility to repay amounts outstanding under those lines of credit.  As of March 31, 2005, we were in compliance with all applicable covenants under our then outstanding line of credit agreements.

In January 2003, we had a $3.4 million line of credit with one of our commercial banks that we used to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct a reverse osmosis water treatment facility.  Upon final completion of the project, expected in 2005, the standby letter of credit will be terminated.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility and the standby line of credit was cancelled.

In addition to the foregoing, the indentures governing the first mortgage bonds for our California and New Mexico utilities permitted the issuance of approximately $58.1million of first mortgage bonds at these utilities as of March 31, 2005.

We anticipate that our available credit facility borrowing capacity and cash flows generated from operations will be sufficient to fund our activities during the next 12 months, however we cannot guarantee that will be the case.  If we needed additional financing and were unable to obtain it, our capital spending and any future acquisitions would be delayed, reduced, or eliminated.

We have an effective registration statement on file with the Securities and Exchange Commission (“SEC”), under which we may issue up to $50 million aggregate principal amount of common stock, debt securities and warrants. During 2004, we issued approximately $44 million of common stock under the shelf registration, and approximately $6 million remains available for issuance as of March 31, 2005. We may offer any of these securities for sale at any time and from time to time.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are important to fully understanding and evaluating our reported financial results include the following:

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

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with finite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company engaged an independent professional valuation consultant to conduct a goodwill impairment review in accordance with SFAS No. 142.  We evaluated goodwill impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for our reporting units with significant goodwill balances.  Our reporting units, generally subsidiaries one level below operating segments, constitute separate businesses for which we maintain discrete financial information that is regularly reviewed by segment and chief operating decision maker.  There were no impairment charges to goodwill as of March 31, 2005 and no events have occurred that indicated diminution in the value of recorded goodwill.

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

Our Services Group has contracted with our utilities in Texas and New Mexico to perform operating services, maintenance, construction work, and to manage capital projects.  In accordance with SFAS No. 71, our Services Group recognizes profit on sales to regulated affiliates and does not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  However, all revenue in excess of profits is eliminated.  Accordingly, the intercompany profit for construction as well as operations and maintenance services provided to Utility Group affiliates has not been eliminated in the accompanying consolidated financial statements.  Based upon our Services Group’s experience of providing operations and maintenance services in more than 400 contracts with unaffiliated customers, and a history of regulator approval of the construction service fees charged by the Services Group to utility affiliates, we believe that the contract sales prices between our Services Group and our Texas and New Mexico utilities are reasonable and that it is probable that the price of these services will be recovered in the rate-making process.

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

RISK FACTORS

The following factors, which are described more fully in our 2004 Annual Report, represent risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could affect forward-looking statements relating to the resolution of the material weakness with respect to internal controls discussed in Item 4 below and Item 9A of our 2004 Annual Report, include among other things: our ability to identify and retain qualified and experienced financial personnel and our ability to design and maintain policies and procedures which enable us to avoid any reoccurrence of the matters which gave rise to the material weakness.   See “Risk Factors” in our 2004 Annual Report for further disclosure related to risk factors.

Risks Related to Our Business

Risk Factors that affect our Utility Group operations

•                  Weather conditions can affect the financial results of our Utility Group.

•                  Changes in the regulatory environment, including restrictions on rates we are allowed to charge customers, may adversely affect our results of operations.  Changes in policies allowing our Services Group to provide services to our regulated utilities, at fair market values, may adversely impact our operating results.

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

•                  Events such as heavy rain, hurricanes, tornadoes and floods may adversely affect our results of operations.

•                  Our Services Group’s contracts have certain performance risks.

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

•                  Our operating contracts may be canceled, reducing our revenues and backlog. Also we may not secure new construction and construction management projects on a consistent basis, leading to fluctuations in revenues and backlog.

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

•                  We may issue additional shares of our common stock.

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

•                  We are subject to debt covenants.

•                  Rating agencies may downgrade our debt.

•                  We are subject to increasing costs of producing products and services.

•                  Our operations are subject to certain risks due to their locations.

•                  Internal control weaknesses could have an adverse effect on us.  We may not be able to remediate the material weakness noted in the 2004 10-K in a timely manner.

•                  We rely on a number of complex business systems that could malfunction.

•                  We retain certain risks not covered by our insurance policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our 2004 Annual Report.

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

As discussed in our 2004 Annual Report, filed with the SEC on March 31, 2005, accounting errors were identified during the fourth quarter of 2004 that were caused by lack of an effective review, by appropriate accounting personnel, of the accounting for certain non-routine transactions.  Such transactions involved a) purchase accounting for an acquisition, b) balance sheet classification of long-term debt, and c) accounting for a gain contingency.  As a result of this internal control deficiency, there was more than a remote likelihood that the Company’s interim or annual financial statements could have been materially misstated, and accordingly, such deficiency was considered a material weakness in internal control over financial reporting as of December 31, 2004.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.  Because of the material weakness described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

We are in the process of implementing improvements to our internal controls to address the aforementioned material weakness.  We are implementing procedures in our accounting review and approval processes over non-routine transactions.  These include implementation of additional checklists, more timely review and accounting for non-routine transactions and timely identification of non-routine issues with our auditors.  We are evaluating appropriate staffing and experience levels in our corporate controllership function and are actively searching for the additional personnel. We believe that the material weakness identified above has not yet been rectified.

There were no other changes in the Company’s internal control over financial reporting for the first quarter 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

For the quarter ended March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

While we continue to devote significant resources to meeting the internal control over financial reporting requirements of the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we cannot assure you that the policies and procedures we have adopted and our continued efforts will successfully remediate the material weakness we have identified and any control deficiencies or material weaknesses that we or our outside auditors may identify before the end of our fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services (“DOHS”). In August 2004 the case against Southwest was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District.  To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows. Southwest Water and its subsidiaries are subject to litigation arising in the ordinary course of operations.

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon Wastewater Treatment Plant for the period January 2002 to present.  The facility was also served with search warrants executed by the U.S. Environmental Protection Agency.  The Company’s subsidiary has operated this facility since June 2004.  The Company is cooperating with the investigation and has also initiated its own internal investigation.

Southwest and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our consolidated financial position, results of operations or cash flows.

Item 6. Exhibits

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

SOUTHWEST WATER COMPANY
(Registrant)

Dated: May 10, 2005	/s/ CHERYL L. CLARY
Cheryl L. Clary Chief Financial Officer (Principal Financial Officer)