Form 10-Q
period 2005-06-30
SOUTHWEST WATER CO
filed 2005-08-09
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 8, 2005, there were 19,730,082 common shares outstanding.

SOUTHWEST WATER COMPANY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Revenues:
Utility group	$20,295	$16,575	$35,754	$29,639
Services group	30,987	26,858	60,759	51,802
	51,282	43,433	96,513	81,441
Expenses:
Operating expenses - utility group	10,678	8,623	20,657	16,269
Operating expenses - services group	26,689	24,162	52,573	47,834
Selling, general and administrative expenses	7,425	6,020	15,308	12,087
	44,792	38,805	88,538	76,190

Operating Income	6,490	4,628	7,975	5,251

Other Income (Expense):
Interest expense	(1,896)	(957)	(3,668)	(1,925)
Interest income	107	190	214	311
Other	71	(147)	58	(136)
	(1,718)	(914)	(3,396)	(1,750)

Income From Continuing Operations Before Income Taxes	4,772	3,714	4,579	3,501
Income Tax Provision	1,727	1,368	1,662	1,279
Income from Continuing Operations	3,045	2,346	2,917	2,222

Discontinued Operations:
Income (loss) from operations of discontinued subsidiary (net of income tax provisions (benefit) of $(677), $132, $(747), and $232 respectively, for the periods presented)	(1,105)	208	(1,219)	350
Loss on disposal of discontinued operations (net of income tax benefit of $345 for the quarter and six months ended June 30, 2005)	(3,683)	—	(3,683)	—
Net Income (Loss)	(1,743)	2,554	(1,985)	2,572

Dividends On Preferred Shares	6	6	12	13
Net Income (Loss) Applicable To Common Shareholders	$(1,749)	$2,548	$(1,997)	$2,559

Earnings (Loss) Per Common Share:
Basic
Income from continuing operations less dividends on preferred shares	$0.16	$0.14	$0.15	$0.14

Income (loss) from discontinued operations	$(0.25)	$0.01	$(0.25)	$0.02
Net Income (Loss) Applicable to Common Shareholders	$(0.09)	$0.15	$(0.10)	$0.16

Diluted
Income from continuing operations less dividends on preferred shares	$0.15	$0.13	$0.14	$0.13

Income (loss) from discontinued operations	$(0.24)	$0.01	$(0.24)	$0.02
Net Income (Loss) Applicable To Common Shareholders	$(0.09)	$0.14	$(0.10)	$0.15

Weighted Average Outstanding Common Shares:
Basic	19,514	17,371	19,463	16,460
Diluted	20,263	18,251	20,135	17,386

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,444	$1,388
Restricted cash	9	221
Trade accounts receivable, less allowance for doubtful accounts	25,480	22,334
Assets held for sale	—	15,869
Other current assets	15,217	18,279
	53,150	58,091
Property, Plant and Equipment:
Utility property, plant and equipment—at cost	373,274	359,375
Non-regulated operations property, plant and equipment—at cost	18,148	17,118
	391,422	376,493
Less accumulated depreciation and amortization	78,864	74,658
	312,558	301,835
Other Assets:
Goodwill	27,722	26,806
Intangible assets, net	3,394	2,359
Other assets	16,547	15,718
	$413,371	$404,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,304	$2,733
Accounts payable	11,314	12,242
Liabilities related to assets held for sale	—	1,682
Other current liabilities	20,276	19,216
	32,894	35,873
Other Liabilities and Deferred Credits:
Long-term debt	78,620	92,792
Bank lines of credit	48,000	23,035
Advances for construction	8,995	9,196
Contributions in aid of construction	90,264	89,623
Deferred income taxes	17,063	15,528
Other liabilities and deferred credits	12,982	12,564
Total Liabilities and Deferred Credits	288,818	278,611

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	461	461
Common stock	194	194
Paid-in capital	103,811	101,509
Retained earnings	20,087	24,034
Total Stockholders’ Equity	124,553	126,198
	$413,371	$404,809

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(1,985)	$2,572
Income (loss) from operations of discontinued subsidiary	(1,219)	350
Loss on disposal of discontinued operations	(3,683)	—
Income from continuing operations	2,917	2,222
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	5,044	3,471
Stock-based compensation expense	466	447
Deferred income taxes	1,535	181
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	212	1,815
Trade accounts receivable	(2,510)	(5,415)
Other current assets	2,664	(764)
Other assets	(956)	610
Accounts payable	(2,597)	(3,174)
Other current liabilities	1,195	2,821
Other liabilities	(236)	1,632
Other	(297)	(4,823)
Net cash provided (used) by continuing operating activities	7,437	(977)

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(14,284)	(11,217)
Purchase of minority interest in subsidiary	—	(2,900)
Cash used to acquire customer units	—	(4,063)
Acquisition of contract operations	(2,008)	—
Net cash used in investing activities	(16,292)	(18,180)

Net proceeds from sale of discontinued operations	9,852	—

Cash Flows From Financing Activities:
Net proceeds from stock offering	—	20,573
Capital improvement reimbursements	139	169
Contributions in aid of construction	1,118	4,891
Borrowings (repayments) on bank notes payable	24,965	(9,600)
Proceeds from dividend reinvestment, employee stock purchase and stock option plans	1,341	445
Dividends paid	(1,962)	(1,576)
Principal payments on long-term debt	(15,341)	(572)
Payments on advances for construction	(201)	(157)
Other financing activities, net	—	60
Net cash provided by financing activities	10,059	14,233

Net increase (decrease) in cash and cash equivalents	11,056	(4,924)
Cash and cash equivalents at beginning of period	1,388	6,793
Cash and cash equivalents at end of period	$12,444	$1,869

Supplemental Disclosure of Cash Flow information
Cash paid (received) during the period for:
Interest	$3,859	$2,085
Income taxes	$(1,360)	$125

Non-cash contributions in aid of construction and advances for construction from developers	$1,110	$2,349

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company and its subsidiaries (collectively referred to in this report as “Southwest,” the “Company,” “we,” “us” or “our” except where the context otherwise requires) provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest as of June 30, 2005, and our results of operations for the three and six months ended June 30, 2005 and 2004 and our cash flows for the six months ended June 30, 2005 and 2004.  Other than the adjustments described in Note 9 these adjustments are of a normal recurring nature.

The results of interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988.

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation.

Note 2. – Earnings Per Share

We report earnings per share (“EPS”) by computing “basic EPS” and “diluted EPS.”  Basic EPS measures our performance over the reporting period by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS measures our performance over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if the dilutive common shares had been issued. Stock options, convertible debentures and warrants give rise to potentially dilutive common shares.  In July 2001, we issued $20.0 million of 6.85% fixed-rate convertible subordinate debentures. The debentures are convertible at any time prior to maturity in 2021, unless previously redeemed, at a conversion price of $11.569. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share, after adjusting net income for the after-tax effect of the debenture interest expense.

We declared a 5% stock dividend on January 3, 2005. All per share amounts and numbers of shares outstanding reflect this dividend.

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Earnings (loss) per share - basic

Income from continuing operations	$3,045	$2,346	$2,917	$2,222
Less: dividends on preferred shares	(6)	(6)	(12)	(13)

Income from continuing operations applicable to common shares	3,039	2,340	2,905	2,209

Income (loss) from discontinued operations	(4,788)	208	(4,902)	350

Net income (loss) applicable to common shares	(1,749)	2,548	(1,997)	2,559

Weighted average outstanding common shares	19,514	17,371	19,463	16,460

Earnings per common share from continuing operations	0.16	0.14	0.15	0.14

Earnings (loss) per common share from discontinued operations	(0.25)	0.01	(0.25)	0.02

Earnings (loss) per common share	$(0.09)	$0.15	$(0.10)	$0.16

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Earnings (loss) per share - diluted

Income from continuing operations applicable to common shares	$3,039	$2,340	$2,905	$2,209

Income (loss) from discontinued operations	(4,788)	208	(4,902)	350

Income (loss) applicable to common shares	(1,749)	2,548	(1,997)	2,559

Weighted average outstanding common shares	19,514	17,371	19,463	16,460

Plus: shares issued on assumed exercise of stock options and warrants	749	880	672	926
Weighted average outstanding common shares	20,263	18,251	20,135	17,386

Earnings per common share from continuing operations	0.15	0.13	0.14	0.13

Earnings (loss) per common share from discontinued operations	(0.24)	1.00	(0.24)	0.02

Earnings (loss) per common share	$(0.09)	$0.14	$(0.10)	$0.15

Note 3. –Stock-Based Plans

At June 30, 2005, Southwest had three stock-based compensation plans: a Stock Option Plan (“SOP”), a Director Stock Option Plan (“DOP”), and an Employee Stock Purchase Plan. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004:

	Six Months Ended
	June 30,
	2005	2004
Dividend yield	1.7%	1.3%
Expected volatility	24.3%	24.4%
Risk free interest rate	4.1%	3.7%
Expected life in years	5.7	6.0

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Stock-based compensation expense	$214	$169	$466	$447

A combined summary of shares authorized and available for issuance under the SOP and the DOP as of June 30, 2005, is as follows:

	SOP	DOP	Total
	(in thousands)
Shares authorized for issuance	3,386	666	4,052
Shares available for issuance	1,007	300	1,307

Following is a combined summary of changes in the status of the SOP, the DOP and warrants during the six months ended June 30, 2005:

		Weighted
		Average
	Stock Options	Exercise
	and Warrants	Price
	(in thousands)
Outstanding at December 31, 2004	2,776	$8.03
Granted	287	11.75
Exercised	(105)	8.04
Forfeited	(77)	11.67
Outstanding at June 30, 2005	2,881	$8.30

Exercisable at June 30, 2005	1,907	$6.94

The following table summarizes information about stock options and warrants outstanding at June 30, 2005:

					Options and Warrants
		Options and Warrants Outstanding			Exercisable
			Weighted
		Number	Average		Number
		Outstanding	Remaining	Weighted	Exercisable	Weighted
		at	Contractual	Average	at	Average
Range of		June 30,	Life	Exercise	June 30,	Exercise
Exercise Prices		2005	in Years	Price	2005	Price
		(in thousands)			(in thousands)
$1.50	$3.75	211	1.0	$2.84	211	$2.84
3.76	7.50	869	3.2	5.75	811	5.64
7.51	11.25	1,226	4.4	8.94	792	8.65
11.26	15.00	575	6.0	12.78	93	13.02
$1.50	$15.00	2,881	4.0	$8.30	1,907	$6.94

Employee Stock Purchase Plan (“ESPP”): We have a stockholder-approved ESPP that allows eligible employees to purchase our common stock through payroll deductions of up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued 6,163 and 11,598 shares to employees during the three and six months ended June 30, 2005, respectively. At June 30, 2005, 1,197,000 shares had been authorized for issuance under the ESPP and approximately 882,000 shares remain available for issuance.

Note 4. – Post Retirement Benefits

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers.  The following table sets forth the components of the net periodic benefit costs for the SERP plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Service cost	$16	$15	$32	$30
Interest cost	20	19	40	38
Recognized actuarial loss	22	21	44	42
	$58	$55	$116	$110

Note 5. – Operating Segments

Southwest has two reportable segments: the Utility Group and the Services Group.  We have not changed the basis of presentation or measurement of segment profit or loss from that reported in our 2004 Annual Report.

The Utility Group owns a regulated water utility in California, and regulated water and wastewater utilities in New Mexico, Oklahoma and Texas.  Revenues result from the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority customers.  State, federal and local agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates our regulated utility subsidiaries charge for water and wastewater services are established by state authorities.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities (including Utility Group affiliates). Revenues are earned by providing operations and maintenance services under contracts with these clients.  The Services Group also provides construction management and utility billing services. In June 2005, we sold our submetering subsidiary which provided utility billing and collection services for multi-family residential properties such as apartment buildings and which was previously recorded as a part of the Services Group (see Note 9).

The tables below present information about the operations of each reported segment for the three and six months ended June 30, 2005 and 2004:

		Services	Total		Total
		Group	Segments	Corporate and	Consolidated
	Utility Group	(1) (3)	Information	Other (2)	Information
	(in thousands)

For the Three Months Ended June 30, 2005
Total revenues (1)	$20,295	$30,987	$51,282	$—	$51,282
Segment operating income	7,665	1,660	9,325	(2,835)	6,490
Interest expense	(1,209)	(483)	(1,692)	(204)	(1,896)
Interest income	11	96	107	—	107
Other income (expense)	34	37	71	—	71
Income (loss) from continuing operations before income taxes	6,501	1,310	7,811	(3,039)	4,772

For the Three Months Ended June 30, 2004
Total revenues (1)	$16,575	$26,858	$43,433	$—	$43,433
Segment operating income (loss)	6,884	215	7,099	(2,471)	4,628
Interest expense	(635)	(450)	(1,085)	128	(957)
Interest income	88	94	182	8	190
Other income (expense)	(40)	(99)	(139)	(8)	(147)
Income (loss) from continuing operations before income taxes	6,297	(240)	6,057	(2,343)	3,714

		Services	Total		Total
		Group	Segments	Corporate and	Consolidated
	Utility Group	(1) (3)	Information	Other (2)	Information
	(in thousands)
For the Six Months Ended June 30, 2005
Total revenues (1)	$35,754	$60,759	$96,513	$—	$96,513
Segment operating income	11,673	2,877	14,550	(6,575)	7,975
Interest expense	(2,403)	(996)	(3,399)	(269)	(3,668)
Interest income	22	189	211	3	214
Other income (expense)	13	59	72	(14)	58
Income (loss) from continuing operations before income taxes	9,305	2,129	11,434	(6,855)	4,579

For the Six Months Ended June 30, 2004
Total revenues (1)	$29,639	$51,802	$81,441	$—	$81,441
Segment operating income (loss)	10,676	(802)	9,874	(4,623)	5,251
Interest expense	(1,137)	(883)	(2,020)	95	(1,925)
Interest income	94	189	283	28	311
Other income (expense)	(54)	(78)	(132)	(4)	(136)
Income (loss) from continuing operations before income taxes	9,579	(1,574)	8,005	(4,504)	3,501

(1) In addition to services provided to external customers, certain companies in our Services Group provide construction, operations, and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  Intersegment revenue was approximately $7.4 million and $3.3 million for the three months ended June 30, 2005 and 2004, respectively.  Intersegment revenue was approximately $14.5 million and $4.9 million for the six months ended June 30, 2005 and 2004, respectively.

(2)          “Corporate and Other” consists primarily of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to reportable segments.

(3)          Services Group amounts have been adjusted to reflect the discontinued operations from the sale of our submetering subsidiary as discussed in Note 9.

The following table presents information about the identifiable assets of each reported segment as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Utility Group	$331,874	$322,521
Services Group	58,212	54,467
Corporate and Other	23,285	27,821
Consolidated	$413,371	$404,809

Note 6. – Seasonality and Weather

As our businesses are affected by weather, the results of operations for one quarter do not indicate results to be expected in another quarter.

Our Utility Group water operations are seasonal, as rainfall and weather conditions affect water consumption.  The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry and a significant part of our water sales are for outside usage such as landscape and pools.  Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit.

While our Services Group operations are not as seasonal, they are subject to the effects of weather. Heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services. Severe weather conditions may also result in additional labor and material costs as we meet the terms of our operations and maintenance contracts. Depending on the specific contractual terms, this additional work may be billable to certain clients.  A significant portion of the revenues of our Texas subsidiaries is earned under time and materials contracts where revenues are affected by weather and rainfall.

Note 7. – Commitments, Contingencies and Restrictions

Commitments Under Acquisition Agreements

We own 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”). We have the right to acquire the remaining 10% of OpTech beginning in August 2006 based on a formula relating to the profitability of OpTech. The minority owner has the option to sell the remaining 10% of OpTech to the Company using the same formula.  However, the selling price cannot be less than $1 million.

We have an 80% interest in Windermere Utility Company (“Windermere”) in Texas. We have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6 million payable in Southwest’s common stock at any time when the market value of our common stock increases to $12.96 per share (as adjusted for stock splits and dividends).  This right has not been exercised by SWWC.  The minority owner of Windermere has the right to put the remaining 20% to us beginning in October 2005 for up to 450,000 shares of Southwest’s common stock, but no less than 270,000 shares, depending on the prevailing stock price, with a value not to exceed $6 million.

Commitments Under Divestiture Agreements

As part of the agreement to sell our submetering subsidiary (see Note 9), we are required to calculate a working capital adjustment, adjust for the net loss of customers and complete a transmitter replacement program.  Adjustments to the sales price arising from these items are to be paid or collected through an escrow account of approximately $1.2 million that was established at the close of the transaction in June 2005.   The escrow account will be closed in March 2006 and any amounts remaining on deposit at that time will be remitted to us.

Commitments Under Long-term Service Contracts

In September 2002, we won a bid to facilitate the engineering and construction of a reverse osmosis water treatment system in the City of San Juan Capistrano, California, for the Capistrano Valley Water District (“CVWD”). The project included the drilling of several new wells and the development of associated water lines. We entered into subcontractor agreements with an engineering firm and a large construction firm to fulfill significant obligations of this contract.

During construction of the CVWD plant, we received payments upon completion of construction. Construction of the plant commenced in December 2002 and was substantially complete as of December 31, 2004. The plant became operational in 2004 and the Company now operates and maintains the facility under a separate 20-year operations and maintenance contract.

In January 2003, we obtained an unsecured line of credit facility from a commercial bank that was used to issue a $3.4 million standby letter of credit as collateral for performance under a contract to design and construct a reverse osmosis water treatment facility. This standby letter of credit is in force for the construction period of the project.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility (see Note 10) and the prior line of credit was cancelled.

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

Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court has ruled that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services and the United States Environmental Protection Agency (“EPA”) but can sue us and the other CPUC-Regulated Water Companies if they can prove that the company served water that did not meet those standards. In August 2004 the trial court dismissed the case against us finding that there was no evidence that we violated any water quality standards.  The plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District, where the matter is pending. To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The facility was also served with search warrants executed by the EPA.  The Company’s subsidiary has operated this facility since June 2004.  The Company is cooperating with the investigation and is also performing its own internal investigation.

On May 18, 2005, the EPA executed a search warrant at one of the Company’s operating subsidiaries in Texas.  The search warrant sought information relating to the subsidiary’s laboratory operations.  The Company is cooperating with the investigation and is also performing its own internal investigation.

Southwest Water Company and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our consolidated financial position, results of operations or cash flows.

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

As a result of this contamination, under the terms of an agreement with the responsible parties, we have received payments from these parties, and we expect to continue to receive payments until completion of remediation or until our production capacities have been restored.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells.  Our agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and, as such, we bill and collect reimbursements monthly.  These monthly reimbursements are recorded as a reduction to operating expenses–utility group.  During the six months ended June 30, 2005 and 2004, these reimbursements were approximately $1.3 million and $1.6 million, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.  These contributions, recorded as contributions in aid of construction (“CIAC”), were approximately $0.1 million and approximately $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

Note 8. – Acquisitions

In March 2005, we completed the acquisition of the assets of a Birmingham, Alabama contract operations company.  The aggregate purchase price was approximately $2.5 million, of which $0.7 million was deferred, plus liabilities we assumed in the amount of approximately $1.2 million.

Note 9. – Discontinued Operations

In June 2005, we completed the sale of our submetering subsidiary that provided utility billing and collection services for multi-family residential properties in our services segment for approximately $12.0 million.  We received approximately $10.8 million in cash and approximately $1.2 million of the sales price was placed into an escrow account.  We incurred transaction costs of approximately $1.0 million to complete the sale and our net proceeds on the sale of our submetering subsidiary was approximately $9.8 million.  The cash was used to subsequently paydown our bank lines of credit.

As part of the sale, we are required to calculate a working capital adjustment, participate in a reconciliation of billing accounts and complete a transmitter replacement program.  Adjustments arising from these items are to be paid or collected through the escrow account that was established at the close of the transaction.   The escrow account will be closed in March 2006 and any amounts remaining on deposit at that time will be remitted to us.

In the second quarter we recorded a loss from discontinued operations (net of income tax benefit of approximately $0.7 million) of approximately $1.1 million and a loss on sale of stock of approximately $3.7 million (net of income tax benefit of approximately $0.3 million).

Note 10. – Debt Obligations

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

Loans under the New Credit Facility (other than swingline loans) will bear interest at a rate equal to (i) a Eurodollar rate plus the applicable margin (as defined in the New Credit Facility), or (ii) a base rate (as defined) minus the applicable margin.  At June 30, 2005, we had approximately $48 million of outstanding borrowings under our New Credit Facility and the adjusted average borrowing rate was approximately 4.3%.  The New Credit Facility replaced our lines of credit which had provided for up to $50 million of borrowings and we used the New Credit Facility to repay amounts outstanding under those lines of credit.  As of June 30, 2005, we were in compliance with all applicable covenants under the New Credit Facility.

In January 2003, we received a $3.4 million line of credit with one of our commercial banks that we used to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct a reverse osmosis water treatment facility.  Upon final completion of the project, expected in 2005, the standby letter of credit will be terminated.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility, and the separate line of credit was cancelled.

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

Overview

Southwest Water Company and subsidiaries (“Southwest,” “we,” “us,” “our” or the “Company,” unless the context otherwise requires) provide a broad range of water and wastewater services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. We provide services to more than two million people. Our business is segmented into two operating groups: our Utility Group and our Services Group.

Our Utility Group owns and manages a rate-regulated public water utilities in California, water and wastewater facilities in New Mexico, Oklahoma and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

Our Services Group operates our contract service businesses in which we operate and maintain water supply and wastewater facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities (including Utility Group affiliates) primarily in Alabama, California, Colorado, Georgia, Mississippi, New Jersey, New Mexico, South Dakota and Texas. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group prices are not subject to regulation. We also provided utility billing and collection services.

In July 2004, we acquired a Texas water and wastewater utility consisting of a collection of approximately 87 rural regulated water systems and 13 wastewater systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P. for approximately $66 million, and renamed the utility Monarch Utilities, Inc. (“Monarch”).

In June 2005, we completed the sale of our submetering subsidiary that provided utility billing and collection services for multi-family residential properties for approximately $12.0 million.  We received approximately $10.8 million in cash and approximately $1.2 million of the sales price was placed into an escrow account.  We incurred transaction costs of approximately $1.0 million to complete the sale and our net proceeds on the sale of our submetering subsidiary were approximately $9.8 million.

In the second quarter we recorded a loss from discontinued operations (net of income tax benefit of approximately $0.7 million) of approximately $1.1 million and a loss on sale of stock of approximately $3.7 million (net of income tax benefit of approximately $0.3 million) in connection with the sale of our submetering subsidiary.

Results of Operations

A summary of our consolidated results for continuing operations for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
	($ amounts in millions)
Revenues:
Utility group	$20.3	40	$16.6	38	$35.8	37	$29.6	36
Services group	31.0	60	26.8	62	60.8	63	51.8	64
	51.3	100	43.4	100	96.6	100	81.4	100
Expenses:
Operating expenses - utility group	10.7	21	8.6	20	20.7	21	16.3	20
Operating expenses - services group	26.7	52	24.2	55	52.6	54	47.8	59
Selling, general and administrative expenses	7.4	14	6.0	14	15.3	16	12.1	15
	44.8	87	38.8	89	88.6	91	76.2	94
Operating Income	6.5	13	4.6	11	8.0	9	5.2	6

Other Income (Expense):
Interest expense	(1.9)	(4)	(1.0)	(2)	(3.7)	(4)	(1.9)	(2)
Interest income	0.1	—	0.2	—	0.2	—	0.3	—
Other	0.1	—	(0.1)	—	0.1	—	(0.1)	—
	(1.7)	(4)	(0.9)	(2)	(3.4)	(4)	(1.7)	(2)

Income from Continuing Operations before Income Taxes	4.7	9	3.7	9	4.6	5	3.5	4
Income Tax Provision	1.7	3	1.4	3	1.7	2	1.3	2
Net Income from Continuing Operations	$3.0	6	$2.3	6	$2.9	3	$2.2	2

Discussion of Results of Operations for Three Months Ended June 30, 2005 and 2004

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

Revenues in the Utility Group increased approximately $3.7 million, or 22%, to $20.3 million during the three months ended June 30, 2005, from $16.6 million during the same period of the prior year. The increase in Utility Group revenue was primarily due to the following:

1.               A $4.1 million increase in revenues attributable to Monarch, which we acquired in July 2004.

2.               An increase of $0.2 million due to higher volume and increased number of connections served by our New Mexico and other Texas utilities.

3.               These increases were partially offset by a decrease in our California utility revenues of $0.7 million due primarily to significantly higher rainfall in southern California during the second quarter of 2005 versus the second quarter of 2004 which was a period of unseasonably low rainfall.

Services Group

Services Group revenues represent fees earned for water and wastewater facility operations and maintenance (O&M) services, equipment maintenance and repair, sewer pipeline cleaning, utility billing and collection services, construction management services, state-certified water and wastewater laboratory analysis and public works. Revenues for the three months ended June 30, 2005 increased approximately $4.2 million, or 16%, to $31.0 million from $26.8 million during the same period of the prior year.

The increase in Services Group revenues was primarily due to the following:

1.               A$4.5 million increase in revenue associated with contract operations, primarily those performed for our Utility Group, as well as increased project work.  The increased project work is also a result of approximately 76% less rainfall in southern Texas versus the second quarter of 2004 which allowed work crews to complete projects.

2.               A $1.2 million increase due to the recent acquisition of contract operations in Alabama and a $0.5 million increase from revenues generated by a laboratory we acquired in the latter part of 2004.

3.               These revenue increases were partially offset by a decrease of approximately $2.0 million in construction work related to the reverse osmosis plant, which was under construction since 2003 and was substantially completed as of December 31, 2004.

Expenses

Operating expenses – utility group

Operating expenses–utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, power and electricity, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses for our Utility Group increased $2.1 million, or 24%, to $10.7 million during the three months ended June 30, 2005, from $8.6 million during the comparable period of 2004.  The increase in operating expenses was primarily due to the following:

1.               Operating costs of approximately $2.8 million attributable to Monarch.

2.               This increase was offset in part by reduced operating expenses of $0.6 million at our California utility due primarily to lower production as a result of above average rainfall.

Operating expenses–utility group represented approximately 53% and 52% of revenues from utility operations for the three months ended June 30, 2005 and 2004, respectively.  The increase was primarily due to the July 2004 acquisition of Monarch which incurs higher operating expenses as a percentage of revenue, as we had anticipated.

Operating expenses – services group

Operating expenses–services group include salaries, wages and employee benefits, project costs, fleet expenses, facilities costs, supplies and equipment, repairs and maintenance and professional fees.  Operating expenses–services group increased approximately $2.5 million, or 10%, to $26.7 million during the three months ended June 30, 2005 from $24.2 million during the same period of 2004.  The increase in operating expense–services group was due primarily to the increased staffing, fleet and other related direct expense associated with the additional contract work stemming from the acquisition of contract operations in Alabama and work that was delayed from 2004.  The staffing increase resulted in higher salary and wage expenses as well as benefits and other related costs.

Operating expenses – services group, as a percentage of the revenues from the related operations decreased to 86% for the three months ended June 30, 2005 compared to 90% for the same period of 2004.   The decrease was due to the increase in revenues relative to expenses for additional construction, operating and maintenance work.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative expenses increased $1.4 million, or 23%, to $7.4 million for the three months ended June 30, 2005 compared to $6.0 million during the same period of 2004.  Selling, general and administrative expenses remained constant at 14% of revenues for the three months ended June 30, 2005 and the three months ended

June 30, 2004.  The increase in selling, general and administrative expenses was primarily due to the following:

1.               Compensation and benefits increased approximately $0.6 million due to increase in staff headcount to support our revenue trends.

2.               An increase of $0.8 million attributable to acquisitions of Monarch, contract operations in Alabama and laboratory service in Texas.

Other Income (Expense)

Interest Expense

Interest expense increased approximately $0.9 million or 93%, during the three months ended June 30, 2005 compared to the same period in 2004.  The major components of interest expense are as follows:

	For the Three Months Ended
	June 30,
	2005	2004
	(in thousands)
Interest expense - convertible subordinate debentures	$295	$316
Interest expense - bank lines of credit	574	165
Interest expense - mortgage bonds and bank term loan	1,032	493
Interest expense - other	7	54
Total interest expense before capitalized interest	1,908	1,028
Capitalized interest	(12)	(71)
Total interest expense	$1,896	$957

The increase in total interest expense is primarily due to an increase in our long-term debt and borrowing on our bank lines of credit.  Our average balances of interest bearing debt outstanding were approximately $133 million and $63 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in our average balances of long-term debt was driven primarily by debt assumed in our acquisition of Monarch in July 2004 and $27 million of first mortgage bonds issued by our California and New Mexico utilities in the fourth quarter of 2004.  In addition, our effective weighted average borrowing rate decreased to 6.2% during the three months ended June 30, 2005 from 6.9% during the three months ended June 30, 2004.

Provision for Income Taxes

Our effective consolidated income tax rates on combined continuing and discontinued operations for the three months ended June 30, 2005 and 2004 were approximately 35% and 37%, respectively.

During the quarter ended June 30, 2005 we recognized a capital loss of approximately $4.0 million for income tax purposes upon the sale of our submetering subsidiary.  We will be able to carry back the capital loss to the prior three years and partially offset it against capital gains of approximately $0.9 million realized during those years.  As a result, we have recognized an income tax benefit of approximately $0.3 million during the second quarter of 2005, resulting in a net loss of approximately $3.7 million on sale of this subsidiary.

The remaining capital loss of approximately $3.1 million may be carried forward for a period of up to 15 years and offset against future capital gains, if any, which may be realized during those years. No income tax benefit has been recorded for this capital loss carryforward.

Discussion of Results of Operations for Six Months Ended June 30, 2005 and 2004

Revenues

Utility Group

Revenues in the Utility Group increased approximately $6.2 million, or 21%, to $35.8 million during the six months ended June 30, 2005, from $29.6 million during the same period of the prior year. The increase in Utility Group revenue was primarily due to the following:

1.               A $7.6 million increase in revenues attributable to Monarch which we acquired in July 2004.

2.               An increase in revenue from our New Mexico and Texas utilities of $0.5 million primarily due to increased connections.

3.               The above increases were partially offset by a decrease in revenues of our California utility of $1.9 million due primarily to significantly higher rainfall in southern California during the first half of 2005 versus the first half of 2004 which was a period of unseasonably low rainfall.

Services Group

Revenues for the six months ended June 30, 2005 increased approximately $9.0 million, or 17%, to $60.8 million from $51.8 million during the same period of the prior year.

The increase in Services Group revenues was primarily due to the following:

1.               A $10.6 million increase in revenue associated with contract operations, primarily those performed for our Utility Group, as well as increased construction work.  The increased project work is also a result of approximately 53% less rainfall in southern Texas versus the first half of 2004 which allowed work crews to complete projects.

2.               A $1.1 million increase due to the acquisition of a laboratory and a $1.4 million due to acquisition of contract operations.

3.               These revenue increases were partially offset by a decrease of $4.3 million increase in construction work related to the reverse osmosis plant which has been under construction since 2003 and was substantially completed as of December 31, 2004.

Expenses

Operating expenses – utility group

Operating expenses—utility group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, power and electricity, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses for our Utility Group increased $4.4 million, or 27%, to $20.7 million during the six months ended June 30, 2005, from $16.3 million during the comparable period of 2004.  The increase in operating expenses was primarily due to the following:

1.               Operating costs of approximately $5.5 million attributable to Monarch.

2.               This increase was offset in part by reduced operating expenses of $1.2 million at our California utility due to lower production as a result of above average rainfall.

Operating expenses—utility group represented approximately 58% and 55% of revenues from utility operations for the six months ended June 30, 2005 and 2004, respectively.  The increase was primarily due to the July 2004 acquisition of Monarch which incurs higher operating expenses as a percentage of revenue, as we had anticipated.

Operating expenses – services group

Operating expenses–services group include salaries, wages and employee benefits, project costs, fleet expenses, facilities costs, supplies and equipment, repairs and maintenance and professional fees.  Operating expenses—services group increased approximately $4.8 million, or 10%, to $52.6 million during the six months ended June 30, 2005 from $47.8 million during the same period of 2004.  The increase in operating expense–services group was due to the increased staffing and fleet expense related to additional contract work, some of which was delayed from 2004.  The staffing increase resulted in higher salary and wage expenses as well as benefits and other related costs.

Operating expenses – services group, as a percentage of the related revenues decreased to 87% for the six months ended June 30, 2005 compared to 92% for the same period of 2004.   The decrease was due to the increase in revenues relative to expenses for additional construction, operating and maintenance work.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative expenses increased $3.2 million, or 26%, to $15.3 million for the six months ended June 30, 2005 compared to $12.1 million during the same period of 2004.  Selling, general and administrative expenses increased to 16% of revenues for the six months ended June 30, 2005 from 15% during the six months ended June 30, 2004.  The increase in selling, general and administrative expenses was primarily due to the following:

1.               An increase in audit fees of $0.4 million as well as an increase of $0.4 million in outside services most of which is attributable to our efforts to prepare for and comply with the Sarbanes-Oxley Act of 2002.

2.               An increase of $1.2 million attributable to acquisitions, most of which relates to the Monarch acquisition in July 2004.

3.               A $1.2 million increase in costs compared to the prior period related to salaries and employee benefits due to increases in headcount to support our revenue trends.

Other Income (Expense)

Interest Expense

Interest expense increased approximately $1.7 million, or 95%, during the six months ended June 30, 2005 compared to the same period in 2004.  The major components of interest expense are as follows:

	For the Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Interest expense - convertible subordinate debentures	$591	$642
Interest expense - bank lines of credit	876	412
Interest expense - mortgage bonds and bank term loan	2,146	985
Interest expense - other	137	99
Total interest expense before capitalized interest	3,750	2,138
Capitalized interest	(82)	(213)
Total interest expense	$3,668	$1,925

The increase in total interest expense is primarily due to an increase in our long-term debt and borrowings on our bank lines of credit.  Our average balances of interest bearing debt outstanding were approximately $129 million and $71 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in our average balances of long-term debt was driven primarily by debt assumed in our acquisition of Monarch in July 2004 and $27 million of first mortgage bonds issued by our California and New Mexico utilities in the fourth quarter of 2004.  In addition, our effective weighted average borrowing rate decreased to 6.4% during the six months ended June 30, 2005 from 6.6% during the six months ended June 30, 2004.

Provision for Income Taxes

Our effective consolidated income tax rates on combined continuing and discontinued operations for the six months ended June 30, 2005 and 2004 were approximately 35% and 37%, respectively.

During the six months ended June 30, 2005 we recognized a capital loss of approximately $4.0 million for income tax purposes upon the sale of our submetering subsidiary in the amount of approximately $4.0 million.  We will be able to carry back the capital loss to the prior three years and partially offset it against capital gains of approximately $0.9 million realized during those years.  As a result, we have recognized an income tax benefit of approximately $0.3 million during the second quarter of 2005, resulting in a net loss of approximately $3.7 million on sale of this subsidiary.

The remaining capital loss of approximately $3.1 million may be carried forward for a period of up to 15 years and offset against future capital gains, if any, which may be realized during those years. No income tax benefit has been recorded in 2005 for this capital loss carryforward.

Liquidity and Capital Resources

Our corporate objectives with respect to liquidity and capital resources are to:  (i) generate sufficient operating cash to provide for dividends, principal and interest requirements on our indebtedness, capital improvements, and taxes; (ii) obtain external financing for long term capital improvements and acquisitions; (iii) use our credit facilities to manage seasonal cash needs; and (iv) maintain approximately equal levels of debt and equity.

Our statements of cash flows are summarized as follows:

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Net cash provided (used) by continuing operating activities	$7,437	$(977)
Net cash used in investing activities	(16,292)	(18,180)
Net proceeds from sale of discontinued operations	9,852	—
Net cash provided by financing activities	10,059	14,233
Net increase (decrease) in cash and cash equivalents	$11,056	$(4,924)

Despite a net loss for the quarter, net cash flow increased by approximately $11.0 million for the six months ended June 30, 2005 as compared to a decrease of $4.9 million in 2004.  The increase in net cash flow was primarily the result of net proceeds received from the sale of our submetering subsidiary of approximately $9.8 million.  Other cash flow activity included net borrowings on our line of credit of $9.6 million and contributions in aid of construction of $1.1 million and proceeds from our dividend reinvestment, employee stock purchase and stock option plan of approximately $1.3 million which were offset by purchases of property plant and equipment of approximately $14.3 million and dividends of approximately $1.9 million.  (For further discussion on operating revenues and expenses see Results of Operations.)

Cash Flows From Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2005 consisted of a net loss of approximately $2.0 million adjusted for certain non-cash items including loss on discontinued operations of approximately $1.2 million and loss on sale of our submetering subsidiary of approximately $3.7 million and approximately $5.0 million of depreciation and amortization expense, stock based compensation expense of approximately $0.5 million, an increase in deferred income taxes of approximately $1.5 million, and a decrease in other current assets of $4.3 million.  Cash flow declined due to a decrease of our accounts payable of approximately $2.6 million and an increase in accounts receivable of approximately $2.5 million.  The increase in our accounts receivable represents an increase in billings to our customers due to increased consumption of water.

Cash Flows from Investing Activities

Cash used in investing activities totaled $16.3 million in the first six months of 2005 and was the result of capital improvements in our utility business of approximately $14.3 million and acquisitions in our services business of approximately $2.0 million.  Capital expenditures of $14.3 million were primarily invested in regulated water utility assets for purposes of expansion, replacement or renovation.  The following table summarizes property, plant and equipment additions for each of the first six months in 2005 and 2004.

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Company-financed additions	$13,027	$6,179
Capital improvement reimbursements	139	169
Contributions paid for by developers	1,118	4,869
Net cash used in investing activities	14,284	11,217
Property contributed by developers	1,110	2,349
Total additions to property, plant and equipment	$15,394	$13,566

Cash payments for acquisitions during the first six months of 2005 and 2004 included:

•                  $2.0 million in 2005 in cash for the purchase of Alabama contract operations, and

•                  $6.9 million in 2004 to acquire the remaining minority interest and additional contracts for our submetering subsidiary which was sold in June 2005.

Cash Flows from the Sale of Discontinued Operations

In June 2005, we completed the sale of our submetering subsidiary in our services segment for approximately $12.0 million.  We received approximately $10.8 million in cash and approximately $1.2 million of the sales price was placed into an escrow account.  We incurred transaction costs of approximately $1.0 million to complete the sale and our net proceeds on the sale of submetering subsidiary were approximately $9.8 million.  The cash from the sale was subsequently used to paydown our bank lines of credit in our New Credit Facility.

Cash Flows from Financing Activities

Our financing activities involved the following events during the first six months ended in 2005 and 2004 as follows:

•                  Net borrowings on our revolving lines of credit in 2005 of approximately $25.0 million.  These borrowings were used primarily for principal payments on long-term debt of $15.3 million in conjunction with the establishment of our New Credit Facility.

•                  A public offering of approximately 1.7 million shares of our common stock in March 2004, which generated net proceeds of approximately $20.6 million.

Aggregate borrowings under our revolving lines of credit were approximately $48.0 million as of June 30, 2005, an increase of approximately $25.0 million since December 31, 2004 for increased capital expenditures and prepayments of long-term debt of approximately $15.3 million in conjunction with the establishment of our New Credit Facility (details are discussed below).  Our total borrowing availability under the New Credit Facility was approximately $48.1 million as of June 30, 2005.

As more fully discussed below, we entered into a new 5-year credit facility with a syndicate of banks in April 2005, which provides for a $100 million revolving credit facility.  In April 2005, we used a portion of our borrowings from the New Credit Facility to repay amounts outstanding, and to extinguish, our lines of credit and certain other indebtedness.

During 2005, we paid dividends totaling approximately $2.0 million. Our quarterly dividend rate is currently $0.05 per common share.  Common stockholders may elect to participate in our Amended and Restated Dividend Reinvestment and Stock Purchase Plan, which gives them the option of receiving their dividends in either cash or common stock at a 5% discount from current market value.  This plan also permits optional cash purchases of stock at current market values of up to $10,000 per stockholder each month. Proceeds from this plan were approximately $0.5 million.

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

We expect to expend approximately $10 million for cash capital expenditures for the remainder of 2005, primarily for utility property, plant and equipment.  We plan to fund those expenditures with cash flow from operations, borrowings under our New Credit Facility , long term debt financing and other sources.

We augmented our operating cash flow with borrowings under our lines of credit.  At June 30, 2005, we had a working capital of approximately $20.3 million including available cash and cash-equivalent balances of approximately $12.4 million (excluding restricted cash balances).  Effective April 1, 2005, we implemented the New Credit Facility and took the following actions to reduce interest expense.

1)              Issued a redemption notice to holders of $4.0 million of our New Mexico bonds on April 4, 2005 with a redemption date of May 9, 2005,

2)              Redeemed notes payable of approximately $2.5 million on April 29, 2005,

3)              Extinguished a term loan for our Texas Utility in the amount of approximately $8.8 million on April 1, 2005, and

4)              Repaid a revolving credit facility for our New Mexico Utility in the amount of approximately $3.8 million on April 1, 2005.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than leases that have been classified as operating leases in accordance with US GAAP for interim financial information.

Debt Obligations

Following is a summary of our debt obligations and commitments due in the remaining six months of 2005 and in the specified periods thereafter.  Amounts represent the expected cash principal payments related to our long-term debt.

		Years Ending December 31,
					2009 and
	2005	2006	2007	2008	thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$—	$—	$—	$48,000	$48,000
Bank term loans	471	946	938	931	11,660	14,946
Economic development revenue bonds	95	100	105	115	1,810	2,225
Mortgage bonds	—	8,000	—	—	35,000	43,000
Convertible subordinate debentures	—	—	—	—	17,235	17,235
Notes payable	103	397	420	1,598	—	2,518
	$669	$9,443	$1,463	$2,644	$113,705	$127,924

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

Loans under the New Credit Facility (other than swingline loans) bear interest at a rate equal to (i) LIBOR plus the applicable margin (as provided for in the New Credit Facility), or (ii) a base rate (as defined) minus the applicable margin.  At June 30, 2005, we had $48.0 million of outstanding borrowings under our New Credit Facility and the adjusted average borrowing rate was approximately 4.3%.  The New Credit Facility replaced our existing lines of credit which had provided for up to $50.0 million of borrowings and we used the New Credit Facility to repay amounts outstanding under those lines of credit.  As of June 30, 2005, we were in compliance with all applicable covenants under our then outstanding line of credit agreements.

In January 2003, we received a $3.4 million line of credit from one of our commercial banks that we used to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct a reverse osmosis water treatment facility.

Upon final completion of the project, expected in 2005, the standby letter of credit will be terminated.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility and the standby line of credit was cancelled.

In addition to the foregoing, the indentures governing the first mortgage bonds for our California and New Mexico utilities permitted the issuance of approximately $65.7 million of first mortgage bonds at these utilities as of June 30, 2005.

We anticipate that our available credit facility borrowing capacity, cash flows generated from operations, long term debt financing and other sources will be sufficient to fund our activities during the next 12 months, however we cannot guarantee that will be the case.  If we needed additional financing and were unable to obtain it, our capital spending and any future acquisitions would be delayed, reduced, or eliminated.

We have an effective registration statement on file with the Securities and Exchange Commission (“SEC”).  Approximately $6 million remains available for issuance as of June 30, 2005 under this registration statement. We may offer any of these securities for sale at any time and from time to time.

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

Revenues for multiple-family utility billing and collecting services are recognized and billed at the end of the month in which services are performed. Revenues for installation of multiple-family utility billing and collection equipment are accounted for using the percentage-of-completion method which is included in our discontinued operations.

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

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with finite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. We evaluate goodwill impairment, at least annually, using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for our reporting units with significant goodwill balances.  Our reporting units, generally subsidiaries one level below operating segments, constitute separate businesses for which we maintain discrete financial information that is regularly reviewed by segment and chief operating decision maker.  There were no impairment charges to goodwill as of June 30, 2005 and no events have occurred that indicated diminution in the value of recorded goodwill.

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

•                  The United States Environmental Protection Agency may investigate operations of our subsidiaries. We are unable to predict the outcome thereof.

•                  We rely on a number of complex business systems that could malfunction.

•                  We retain certain risks not covered by our insurance policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes from our 2004 Annual Report.

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

As discussed in our 2004 Annual Report, filed with the SEC on March 31, 2005, accounting errors were identified during the fourth quarter of 2004 that were caused by lack of an effective review by appropriate accounting personnel of the accounting for certain non-routine transactions. The transactions involved a) purchase accounting for an acquisition, b) balance sheet classification of long-term debt, and c) accounting for a gain contingency.  As a result of this internal control deficiency, there was more than a remote likelihood that the Company’s interim or annual financial statements could have been materially misstated, and accordingly, such deficiency was considered a material weakness in internal control over financial reporting as of December 31, 2004.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.  Because of the material weakness described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

We are in the process of implementing improvements to our internal controls to address the aforementioned material weakness.  We have implemented procedures in our accounting review and approval process over non-routine transactions.  These include implementation of additional checklists, more timely review and accounting for non-routine transactions and timely identification of non-routine issues with our independent auditors.  We have evaluated appropriate staffing and experience levels in our corporate controllership function and are actively searching for the additional personnel.  In addition, during the second quarter of 2005, we have (i) updated key controls and documentation since year end 2004, (ii) established a Steering Committee to monitor the progress of the effectiveness of the controls, (iii) further developed our 2005 internal control testing plan and (iv) started the documentation of Monarch.  While management believes it has made progress in improving controls, we believe that the material weakness identified above has not yet been rectified.

There were no other changes in the Company’s internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

For the quarter ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court has ruled that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services and the United States Environmental Protection Agency (“EPA”) but can sue us and the other CPUC-Regulated Water Companies if they can prove that the company served water that did not meet those standards. In August 2004 the trial court dismissed the case against us finding that there was no evidence that we violated any water quality standards.  The plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District, where the matter is pending. To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The facility was also served with search warrants executed by the EPA. The Company’s subsidiary has operated this facility since June 2004.  The Company is cooperating with the investigation and is also performing its own internal investigation.

On May 18, 2005, the EPA executed a search warrant at one of the Company’s operating subsidiaries in Texas.  The search warrant sought information relating to the subsidiary’s laboratory operations.  The Company is cooperating with the investigation and is also performing its own internal investigation.

Southwest Water Company and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially adversely affect our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 12, 2005 the following proposals were submitted to stockholders with the following results:

Proposal 1.                                  To elect three persons as Class I Directors to a three-year term and until their successors are duly elected and qualified.

	James C.	William D.	Maureen A.
	Castle	Jones	Kindel
Votes “For”	16,925,279	16,690,975	16,890,034
Votes to “Withhold Authority”	238,924	473,228	274,169

After the meeting, Linda Griego, Donovan D. Huennekens and Richard G. Newman continued to serve as Class II Directors of the Company for terms which expire in 2006 and until their successors are elected and qualified. H. Frederick Christie, Anton C. Garnier and Peter J. Moerbeek continued to serve as Class III Directors of the Company for terms which expire in 2007 and until their successors are elected and qualified.

Proposal 2.                                  To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation deleting all references to Series D Preferred Stock.

Votes “For”— 16,917,741 shares

Votes “Against”— 138,716 shares

Votes “Abstained”— 107,743 shares

Proposal 3.                            To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to provide that the authorized number of directors of the Board of Directors will be as set forth in the Company’s Bylaws.

Votes “For”— 14,847,623 shares

Votes “Against”— 2,188,955 shares

Votes “Abstained”— 127,621 shares

Broker “Non-Vote”— 4,645,230 shares

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Southwest Water Company dated May 24, 2005 (filed herewith).

10.1

Amended and Restated Dividend Reinvestment and Stock Purchase Plan dated April 8, 2005 (incorporated by reference to Registrant’s S-3/A Registration Statement filed with the Commission on April 5, 2005).

10.2

Credit Agreement dated as of April 1, 2005 among the Registrant, as borrower, the several lenders parties thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC and Union Bank of California, N.A., as co-lead arrangers and co-book managers, and Union Bank of California, N.A., as syndication agent (incorporated by reference to Registrant’s Form 8-K filed with the Commission on April 6, 2005).

10.3	Stock Purchase Agreement by and between the Registrant and Minol L.P. dated June 27, 2005 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY
(Registrant)

Dated: August 9, 2005	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Regisrtant)