Form 10-Q
period 2005-09-30
SOUTHWEST WATER CO
filed 2005-11-09
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 7, 2005, there were 20,502,370 common shares outstanding.

SOUTHWEST WATER COMPANY

INDEX

Part I.	Financial Information:

	Item 1.	Financial Statements:

Condensed Consolidated Statements of Income (unaudited) – Three Months and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Balance Sheets – September 30, 2005 (unaudited) and December 31, 2004 (audited)

Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information:

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6.	Exhibits

Signatures

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Utility group	$23,300	$22,422	$59,054	$52,062
Services group	31,368	30,231	92,127	82,032
	54,668	52,653	151,181	134,094
Expenses:
Operating expenses - utility group	12,835	13,712	33,492	29,981
Operating expenses - services group	28,038	27,012	80,611	74,845
Selling, general and administrative expenses	7,665	6,877	22,974	18,966
	48,538	47,601	137,077	123,792

Operating Income	6,130	5,052	14,104	10,302

Other Income (Expense):
Interest expense	(1,651)	(1,446)	(5,251)	(3,371)
Interest income	119	544	332	855
Other	27	(135)	19	(271)
	(1,505)	(1,037)	(4,900)	(2,787)

Income From Continuing Operations Before Income Taxes	4,625	4,015	9,204	7,515
Income Tax Provision	1,619	1,484	3,280	2,762
Income from Continuing Operations	3,006	2,531	5,924	4,753

Discontinued Operations:
Income (loss) from operations of discontinued subsidiary (net of income tax provisions(benefit) of $0, $(91), $(747), and $141, respectively, for the periods presented)	—	(159)	(1,219)	191
Loss on disposal of discontinued operations (net of income tax benefit of $345 for the nine months ended September 30, 2005)	—	—	(3,683)	—
Net Income	3,006	2,372	1,022	4,944

Dividends On Preferred Shares	6	6	18	19
Net Income Applicable To Common Shareholders	$3,000	$2,366	$1,004	$4,925

Earnings (Loss) Per Common Share:
Basic
Income from continuing operations less dividends on preferred shares	$0.15	$0.14	$0.30	$0.28

Income (loss) from discontinued operations	—	(0.01)	(0.25)	0.01
Net Income Applicable To Common Shareholders	$0.15	$0.13	$0.05	$0.29

Diluted
Income from continuing operations less dividends on preferred shares	$0.15	$0.13	$0.29	$0.26

Income (loss) from discontinued operations	—	(0.01)	(0.24)	0.01
Net Income Applicable To Common Shareholders	$0.15	$0.12	$0.05	$0.27

Weighted Average Outstanding Common Shares:
Basic	19,880	18,214	19,602	17,048
Diluted	20,680	19,109	20,269	17,964

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,751	$1,388
Restricted cash	28	221
Trade accounts receivable, less allowance for doubtful accounts	28,137	22,334
Assets held for sale	—	15,869
Other current assets	12,650	18,279
	47,566	58,091
Property, Plant and Equipment:
Regulated utility property, plant and equipment—at cost	393,862	359,375
Non-regulated operations property, plant and equipment—at cost	17,502	17,118
	411,364	376,493
Less accumulated depreciation and amortization	80,182	74,658
	331,182	301,835
Other Assets:
Goodwill	27,911	26,806
Intangible assets, net	3,023	2,359
Other assets	16,107	15,718
	$425,789	$404,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,313	$2,733
Accounts payable	11,327	12,242
Liabilities related to assets held for sale	—	1,681
Other current liabilities	23,125	18,535
	35,765	35,191
Other Liabilities and Deferred Credits:
Long-term debt	97,878	92,792
Bank lines of credit	27,000	23,035
Advances for construction	8,542	9,196
Contributions in aid of construction	92,429	89,623
Deferred income taxes	17,306	15,528
Other liabilities and deferred credits	13,975	13,246
Total Liabilities and Deferred Credits	292,895	278,611

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	461	461
Common stock	203	194
Paid-in capital	110,156	101,509
Retained earnings	22,074	24,034
Total Stockholders’ Equity	132,894	126,198
	$425,789	$404,809

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income	$1,021	$4,942
Income (loss) from discontinued operations	1,219	(191)
Loss on disposal of discontinued operations	3,683	—
Income from continuing operations	5,923	4,751
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	7,548	5,510
Stock-based compensation expense	702	755
Loss on disposal of assets	—	365
Deferred income taxes	1,778	1,436
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Restricted cash	193	2,784
Trade accounts receivable	(4,667)	(9,089)
Other current assets	4,731	(3,480)
Other assets	(265)	2,776
Accounts payable	(3,634)	(8,102)
Other current liabilities	4,053	6,050
Other liabilities	441	(242)
Other	1,143	(2,788)
Net cash provided by continuing operating activities	17,946	726

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(26,055)	(15,963)
Purchase of minority interest in subsidiary	—	(2,900)
Cash used to acquire customer units	—	(575)
Liabilities assumed in acquisition transactions	—	123
Acquisition transaction costs	(158)	(1,005)
Acquisition of utility companies	(8,500)	(45,768)
Acquisition of contract operations	(2,001)	—
Net cash used in investing activities	(36,714)	(66,088)

Net proceeds from sale of discontinued operations	9,852	—

Cash Flows From Financing Activities:
Net proceeds from stock issuances	4,505	41,208
Capital improvement reimbursements	144	386
Contributions in aid of construction	2,842	2,593
Borrowings on bank notes payable	3,965	25,688
Proceeds from dividend reinvestment, employee stock purchase and stock option plans	3,074	592
Dividends paid	(2,982)	(2,550)
Principal payments on long-term debt	(16,395)	(1,297)
Borrowings on long term debt	20,000	—
Payments on advances for construction	(654)	(185)
Other financing activities, net	(220)	14
Net cash provided by financing activities	14,279	66,449

Net increase in cash and cash equivalents	5,363	1,087
Cash and cash equivalents at beginning of period	1,388	1,814
Cash and cash equivalents at end of period	$6,751	$2,901

See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2005	2004
Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:
Interest	$5,193	$3,775
Income taxes	$(1,345)	$1,269

Non-cash investing and financing activities:
Purchase of businesses
Fair value of assets acquired	$12,336	$67,220
Cash paid including transaction costs	(10,659)	(46,773)
Notes issued and settlement reserve fund	(500)	—
Liabilities assumed	$1,177	$20,447
Sale of business
Fair value of assets sold	$12,047	$—
Disposition expenses	(1,680)	—
Settlement reserve fund	(1,102)	—
Cash received	$9,265	$—
Non-cash contributions in aid of construction and advances for construction from developers	$2,248	$5,394

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. – Basis of Presentation

Southwest Water Company and its subsidiaries (collectively referred to in this report as “Southwest,” the “Company,” “we,” “us” or “our” except where the context otherwise requires) provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X; accordingly, they do not include all information and notes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The unaudited condensed consolidated financial statements reflect all adjustments which, in our opinion, are necessary to present fairly the financial position of Southwest as of September 30, 2005, and our results of operations for the three and nine months ended September 30, 2005 and 2004 and our cash flows for the nine months ended September 30, 2005 and 2004.

The results of interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988.

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period presentation including the reclassification related to discontinued operations described in Note 9.

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

Dividend Reinvestment and Stock Purchase Plan (“DSPP”): We have a stockholder-approved DSPP where existing stockholders may purchase additional shares of our common stock by reinvesting all or a portion of the dividends paid on owned shares of stock and by making optional cash payments of not less than $25 up to a maximum of $10,000 per month.  We may permit optional cash payments in excess of this maximum if we approve a request for waiver.  New investors may join the plan by making an initial investment of not less than $250 up to a maximum of $10,000.  We may permit initial investments in excess of this maximum if we approve a request for waiver.  For 2005, the purchase price for newly issued shares of common stock purchased directly from us will be the market price less a discount of 5%.  The discount may range from 0% to 5% as determined from time to time by us.

Under the DSPP, we issued 317,063 and 363,289 shares to shareholders during the three and nine months ended September 30, 2005, respectively. At September 30, 2005, 500,000 shares had been authorized for issuance under the DSPP and approximately 136,711 shares remain available for issuance.

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Earnings (loss) per share - basic
Income from continuing operations	$3,006	$2,532	$5,923	$4,753
Less: dividends on preferred shares	6	6	18	19

Income from continuing operations applicable to common shares	3,000	2,526	5,905	4,734
Income (loss) from discontinued operations	—	(159)	(4,902)	191
Net income applicable to common shares	$3,000	$2,367	$1,003	$4,925
Weighted average outstanding common shares	19,880	18,214	19,602	17,048

Earnings per common share from continuing operations	$0.15	$0.14	$0.30	$0.28
Earnings (loss) per common share from discontinued operations	—	(0.01)	(0.25)	0.01
Earnings per common share	$0.15	$0.13	$0.05	$0.29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Earnings (loss) per share - diluted

Income from continuing operations applicable to common shares	$3,000	$2,526	$5,905	$4,734
Income (loss) from discontinued operations	—	(159)	(4,902)	191
Net income applicable to common shares	$3,000	$2,367	$1,003	$4,925

Weighted average outstanding common shares	19,880	18,214	19,602	17,048

Plus: Shares issued on assumed exercise of stock options and warrants	800	895	667	916
Weighted average outstanding common shares	20,680	19,109	20,269	17,964

Earnings per common share from continuing operations	$0.15	$0.13	$0.29	$0.26
Earnings (loss) per common share from discontinued operations	—	(0.01)	(0.24)	0.01
Earnings per common share	$0.15	$0.12	$0.05	$0.27

Note 3. –Stock-Based Compensation Plans

At September 30, 2005, Southwest had three stock-based compensation plans: a Stock Option Plan (“SOP”), a Director Stock Option Plan (“DOP”), and an Employee Stock Purchase Plan (“ESPP”). In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004:

	Nine Months Ended
	September 30,
	2005	2004
Dividend yield	1.7%	1.3%
Expected volatility	24.3%	24.4%
Risk-free interest rate	4.1%	3.7%
Expected life in years	5.7	6.0

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Stock-based compensation expense	$236	$307	$702	$755

A combined summary of shares authorized and available for issuance under the SOP, the DOP and ESPP as of September 30, 2005, was as follows:

	SOP	DOP	ESPP	Total
	(in thousands)
Shares authorized for issuance	3,031	666	1,197	4,894
Shares available for issuance	988	300	875	2,163

Following is a combined summary of changes in the status of the SOP, the DOP and warrants during the nine months ended September 30, 2005:

		Weighted
		Average
	Stock Options	Exercise
	and Warrants	Price
	(in thousands)
Outstanding at December 31, 2004	2,776	$8.03
Granted	309	11.59
Exercised	(461)	6.59
Forfeited	(79)	11.70
Outstanding at September 30, 2005	2,545	$8.64

Exercisable at September 30, 2005	1,564	$7.14

The following table summarizes information about stock options and warrants outstanding at September 30, 2005:

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at September 30, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2005	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$1.50	$3.75	128	1.1	$3.18	128	$3.18
3.76	7.50	728	3.0	5.67	670	5.53
7.51	11.25	1,093	3.8	8.98	667	8.66
11.26	15.00	596	5.8	12.81	99	12.94
$1.50	$15.00	2,545	3.9	$8.64	1,564	$7.14

Employee Stock Purchase Plan: We have a stockholder-approved ESPP that allows eligible employees to purchase our common stock through payroll deductions of up to 10% of their salary (not to exceed $25,000 per year). The purchase price of the stock is 90% of the lower of the share price as calculated at the beginning and end of each three-month offering period. Under the ESPP, we issued 7,032 and 18,630 shares to employees during the three and nine months ended September 30, 2005, respectively. At September 30, 2005, 1,197,000 shares had been authorized for issuance under the ESPP and approximately 875,000 shares remain available for issuance.

Note 4. – Post Retirement Benefits

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers.  The following table sets forth the components of the net periodic benefit costs for the SERP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Service cost	$16	$20	$48	$44
Interest cost	20	25	60	57
Recognized actuarial loss	22	28	66	64
	$58	$73	$174	$165

Note 5. – Operating Segments

Southwest has two reportable segments: the Utility Group and the Services Group.  We have not changed the basis of presentation or measurement of segment profit or loss from that reported in our 2004 Annual Report.

The Utility Group owns a regulated water utility in California, regulated water and wastewater utilities in New Mexico, Oklahoma and Texas, and a wastewater utility in Alabama whose rates are determined through an agreement with county authorities.  Revenues result from the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority customers.  State, federal and local agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates our regulated utility subsidiaries charge for water and wastewater services are established by state or county authorities.

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

The tables below present information about the operations of each reported segment for the three and nine months ended September 30, 2005 and 2004:

	Utility Group	Services Group (1) (3)	Total Segments Information	Corporate and Other (2)	Total Consolidated Information
	(in thousands)
For the Three Months Ended September 30, 2005
Total revenues (1)	$23,300	$31,368	$54,668	$—	$54,668
Segment operating income	$8,564	$434	$8,998	$(2,868)	$6,130
Interest expense	(1,020)	(398)	(1,418)	(233)	(1,651)
Interest income	10	71	81	38	119
Other income (expense)	(30)	35	5	22	27
Income (loss) from continuing operations before income taxes	$7,524	$142	$7,666	$(3,041)	$4,625

For the Three Months Ended September 30, 2004
Total revenues (1)	$22,422	$30,231	$52,653	$—	$52,653
Segment operating income (loss)	$7,176	$387	$7,563	$(2,511)	$5,052
Interest expense	(1,081)	(428)	(1,509)	63	(1,446)
Interest income	444	93	537	7	544
Other income (expense)	(25)	(124)	(149)	14	(135)
Income (loss) from continuing operations before income taxes	$6,514	$(72)	$6,442	$(2,427)	$4,015

	Utility Group	Services Group (1) (3)	Total Segments Information	Corporate and Other (2)	Total Consolidated Information
	(in thousands)
For the Nine Months Ended September 30, 2005
Total revenues (1)	$59,054	$92,127	$151,181	$—	$151,181
Segment operating income	$20,237	$3,311	$23,548	$(9,444)	$14,104
Interest expense	(3,357)	(1,394)	(4,751)	(500)	(5,251)
Interest income	32	260	292	40	332
Other income (expense)	(84)	93	9	10	19
Income (loss) from continuing operations before income taxes	$16,828	$2,270	$19,098	$(9,894)	$9,204

For the Nine Months Ended September 30, 2004
Total revenues (1)	$52,062	$82,032	$134,094	$—	$134,094
Segment operating income (loss)	$17,852	$(416)	$17,436	$(7,134)	$10,302
Interest expense	(2,218)	(1,310)	(3,528)	157	(3,371)
Interest income	537	284	821	34	855
Other income (expense)	(79)	(202)	(281)	10	(271)
Income (loss) from continuing operations before income taxes	$16,092	$(1,644)	$14,448	$(6,933)	$7,515

(1)          In addition to services provided to external customers, certain companies in our Services Group provide construction, operations, and maintenance services to companies in our Utility Group. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  Intersegment revenue was approximately $7.9 million and $5.4 million for the three months ended September 30, 2005 and 2004, respectively.  Intersegment revenue was approximately $22.4 million and $10.3 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)          “Corporate and Other” consists primarily of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to reportable segments.

(3)          Services Group amounts have been adjusted to reflect the discontinued operations from the sale of our submetering subsidiary as discussed in Note 9.

The following table presents information about the identifiable assets of each reported segment as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Utility Group	$355,226	$322,521
Services Group	60,201	54,467
Corporate and Other	10,362	27,821
Consolidated	$425,789	$404,809

Note 6. – Seasonality and Weather

As our businesses are affected by weather, therefore the results of operations for one quarter do not indicate results to be expected in another quarter.

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

While our Services Group operations are not as seasonal, they are subject to the effects of weather. Heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services. Severe weather conditions may also result in additional labor and material costs as we meet the terms of our operations and maintenance contracts. Depending on the specific contractual terms, this additional work may be billable to certain clients.  A significant portion of the revenues by our Texas subsidiaries are earned under time and materials contracts in which revenues are affected by weather and rainfall.

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

We have an 80% interest in Windermere Utility Company (“Windermere”) in Texas. We have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6 million payable in Southwest’s common stock at any time when the market value of our common stock increases to $12.96 per share (as adjusted for stock splits and dividends).  This right has not been exercised by SWWC.  The minority owner of Windermere has the right to put the remaining 20% to us beginning in October 2005 for up to approximately 860,000 shares of Southwest’s common stock, but no fewer than 463,000 shares both adjusted for stock splits and dividends, depending on the prevailing stock price, with a value not to exceed $6 million. The minority owner has notified us of his intent to exercise his right to put the remaining 20% to us in exchange for common stock in accordance with the terms of our agreement.

Commitments Under Divestiture Agreements

As part of the agreement to sell our submetering subsidiary (see Note 9), we were required to calculate a working capital adjustment, adjust for the net loss of customers and complete a transmitter replacement program.  These items were estimated and recorded as liabilities in the 2nd quarter of 2005.  Adjustments to the sales price arising from these items are to be paid or collected through an escrow account of approximately $1.2 million that was established and recorded in other current assets at the close of the transaction in June 2005.  As of September 30, 2005, we have accrued for all expected expenses.  The escrow account will be closed in March 2006 and any amounts remaining on deposit at that time will be remitted to us.

Commitments Under Long-term Service Contracts

In September 2002, we won a bid to facilitate the engineering and construction of a reverse osmosis water treatment system in San Juan Capistrano, California, for the Capistrano Valley Water District (“CVWD”). The project included the drilling of several new wells and the development of associated water lines. We entered into subcontractor agreements with an engineering firm and a large construction firm to fulfill significant obligations of this contract.

During construction of the CVWD plant, we received payments upon completion of construction phases. Construction of the plant commenced in December 2002 and was substantially completed as of September 30, 2005. The plant became primarily operational in 2004 and the Company now operates and maintains the facility under a separate 20-year operations and maintenance contract.

In January 2003, we obtained an unsecured line of credit facility from a commercial bank that was used to issue a $3.4 million standby letter of credit as collateral for performance under a contract to design and construct the CVWD plant. This standby letter of credit was in force for the construction period of the project.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility (see Note 10) and the prior line of credit was cancelled.

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

Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court has ruled that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services and the United States Environmental Protection Agency (“EPA”) but can sue us if they can prove that we served water that did not meet those standards. In August 2004 a trial court dismissed the case against us, finding that there was no evidence that we violated any water quality standards.  The plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District, where the matter is pending. To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The facility was also served with search warrants executed by the EPA.  The Company’s subsidiary has operated this facility since September 2004.  The Company is cooperating with the investigation and is also performing its own internal investigation.

On May 18, 2005, the EPA executed a search warrant at one of the Company’s operating subsidiaries in Texas.  The search warrant sought information relating to the subsidiary’s laboratory operations.  The Company is cooperating with the investigation and is also performing its own internal investigation.

Southwest Water Company and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of all matters that have been brought to our attention will not materially adversely affect our consolidated financial position, results of operations or cash flows.

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

As a result of this contamination, under the terms of an agreement with the responsible parties, we have received payments from these parties, and we expect to continue to receive payments until completion of remediation or until our production capacities have been restored.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells.  Our agreement with the responsible parties provided for ongoing reimbursement of our excess water costs and, as such, we bill and collect reimbursements monthly.  These monthly reimbursements are recorded as a reduction to operating expenses-utility group.  During the nine months ended September 30, 2005 and 2004, these reimbursements were approximately $2.3 million and $2.8 million, respectively.

The settlement agreement also provides for contributions by the responsible parties to construct new wells and to develop additional interconnections with nearby water sources. Funds from the settlement agreement will also be used to develop long-term solutions that will potentially enable us to use our own less costly groundwater supplies in the future.  These contributions, recorded as contributions in aid of construction (“CIAC”), were approximately $0.1 million and approximately $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Note 8. – Acquisitions

In March 2005, we completed the acquisition of a contract operations company located in Shelby County, Alabama.  The aggregate purchase price was approximately $2.5 million, of which $0.7 million was deferred, plus liabilities we assumed in the amount of approximately $1.2 million.  We incurred transactions cost of approximately $0.2 million.

In September 2005, we completed the acquisition of a wastewater system located in Shelby County, Alabama.  The aggregate purchase price and related transaction costs were approximately $8.5 million and $0.1 million, respectively.

The acquisitions were asset purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values.  The difference between the total purchase price and the fair value of the net assets acquired of approximately $0.9 million was recorded as goodwill.  The purchase price allocations are preliminary and may change upon the completion of the final valuations of the net assets acquired.

Note 9. – Discontinued Operations

In June 2005, we completed the sale of our submetering subsidiary that provided utility billing and collection services for multi-family residential properties in our Services Group.  The sales price was approximately $12.0 million.  We received approximately $10.8 million in cash and approximately $1.2 million of the sales price was placed into an escrow account and is included in other current assets in the accompanying consolidated financial statements.  As part of the sale, we provided certain representations and warranties that are customary in sales transactions and committed to a specified level of working capital of the subsidiary as of the closing date.  We expect to receive the escrow balance in March 2006.  We utilized the net proceeds from the sale of approximately $10.8 million (less transaction costs of $1.0 million) to subsequently repay our bank lines of credit.  The sale of our sub-metering subsidiary will not affect the operations of our remaining operating subsidiaries.

In the second quarter we recorded a loss from discontinued operations (net of income tax benefit of approximately $0.7 million) of approximately $1.2 million and a loss on sale of stock of approximately $3.7 million (net of income tax benefit of approximately $0.3 million).

Note 10. - Debt Obligations

In April 2005, we established the New Credit Facility.  The New Credit Facility provides for a $100 million revolving credit facility, which includes a $40 million letter of credit subfacility and a $10 million swingline subfacility.  The New Credit Facility contains customary covenants, as well as customary events of default.  Certain of our subsidiaries have guaranteed our obligation to repay borrowings under the New Credit Facility.

Loans under the New Credit Facility (other than swingline loans) will bear interest at a rate equal to (i) a Eurodollar rate plus the applicable margin (as defined in the New Credit Facility), or (ii) a base rate (as defined) minus the applicable margin.  At September 30, 2005, we had approximately $27 million of outstanding borrowings under our New Credit Facility and the adjusted average borrowing rate was approximately 4.8%.  The New Credit Facility replaced our lines of credit which had provided for up to $50 million of borrowings and we used the New Credit Facility to repay amounts outstanding under those lines of credit.  As of September 30, 2005, we were in compliance with all applicable covenants under the New Credit Facility.

In January 2003, we received a $3.4 million line of credit with one of our commercial banks that we used to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct the CVWD plant.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility, and the separate line of credit was cancelled.

In September, 2005 we entered into a $20 million, 26-year loan with a commercial bank at a fixed rate of 6.1% per annum that is partially offset by an annual patronage payment of approximately 0.5%.  The note requires interest only payments until maturity at June 30, 2031, at which time a balloon payment for the face amount of the note is due.  The funds were used to reduce our borrowing under our credit facility and to give us additional flexibility to invest in future capital projects.

Note 11. –Effects of Hurricanes Katrina and Rita

Hurricanes Katrina and Rita affected the Gulf Coast region of the United States during the third quarter of 2005 causing significant damage.  Our Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states.

The water and wastewater infrastructure for five clients we service in Mississippi was disabled by Katrina.  The contracts with our clients provide that we can incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers.  In addition, our clients requested we assist with the removal of debris to enable access for emergency vehicles and residents.  We incurred approximately $622,000 of overtime labor costs and emergency out-of-pocket operating expenses related to these emergency recovery efforts.  These costs were reflected as operating expenses in the third quarter of 2005.  We have billed (or will bill in certain cases) our clients approximately $536,000 to $700,000 for these emergency services and we are assisting our clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook.  We recognized revenues of $500,000 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition with respect to these costs.  Additional revenues, if any, resulting from billings to our clients beyond $500,000 will be recognized if and when collection is reasonable assured.  The $500,000 we have billed for these emergency services is reflected in trade accounts receivable as of September 30, 2005.

We also incurred $64,000 of costs related to preparing for Hurricane Rita, principally temporary infrastructure relocation expenses.  These costs were recorded as an operating expense during the third quarter of 2005 and are not reimbursable by FEMA or recoverable through insurance.

Note 12. - Adoption of Share-Based Payment (SFAS 123R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised December 2004), Share-Based Payment (“SFAS 123R”).  This Statement is a revision of SFAS No. 123.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123R is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company has already adopted SFAS No. 123, and management believes the impact of the adoption of SFAS 123R on the Company’s consolidated financial statements will not be material.

Note 13. – Subsequent Event

As described in Note 7, we have an 80% interest in Windermere Utility Company (“Windermere”) in Texas. We have the right to acquire the remaining 20% ownership in Windermere for a purchase price of $6 million payable in Southwest’s common stock at any time when the market value of our common stock increases to $12.96 per share (as adjusted for stock splits and dividends).  This right has not been exercised by SWWC.  The minority owner of Windermere has the right to put the remaining 20% to us beginning in October 2005 for shares of Southwest’s common stock, adjusted for stock splits and dividends, depending on the prevailing stock price, with a value not to exceed $6 million. The minority owner has notified us of his intent to exercise his right to put the remaining 20% to us in exchange for common stock in accordance with the terms of our agreement.  We anticipate issuing approximately 465,000 shares of common stock to the minority owner.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the”34 Act”). Such statements are based upon current expectations that involve risks and uncertainties including those set forth under “Risk Factors” in this report and under “Business-Risk Factors” in our 2004 Annual Report.  Factors that could affect forward-looking statements relating to the resolution of the material weakness with respect to internal controls discussed in Item 9A of the 2004 Annual Report include, among other things: the Company’s ability to design and maintain policies and procedures which enable the Company to avoid any recurrence of the matters which gave rise to the material weakness and the Company’s ability to identify and retain qualified and experienced financial personnel.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

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

The Utility Group owns a regulated water utility in California, regulated water and wastewater utilities in New Mexico, Oklahoma and Texas, and a wastewater utility in Alabama whose rates are determined through an agreement with county authorities.  Various governmental agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, as well as establish the rates that we can charge for our water and wastewater services.

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

In July 2004, we acquired a Texas regulated water and wastewater utility consisting of a collection of 87 rural water systems and 11 wastewater systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P. for approximately $66 million, and renamed the utility Monarch Utilities, Inc. (“Monarch”).

In March 2005, we completed the acquisition of the assets of a contract operations company located in Shelby County, Alabama.  The aggregate purchase price was approximately $2.5 million, of which $0.7 million was deferred, plus liabilities we assumed in the amount of approximately $1.2 million.  We incurred transactions cost of approximately $0.2 million.

In June 2005, we completed the sale of our submetering subsidiary that provided utility billing and collection services for multi-family residential properties.  The sale price was approximately $12.0 million.  We received approximately $10.8 million in cash, and approximately $1.2 million of the sales price was placed into an escrow account.  We incurred transaction costs of approximately $1.0 million to complete the sale and our net proceeds on the sale of our submetering subsidiary were approximately $9.8 million.

In the second quarter of 2005, we recorded a loss from discontinued operations (net of income tax benefit of approximately $0.7 million) of approximately $1.2 million and a loss on sale of stock of approximately $3.7 million (net of income tax benefit of approximately $0.3 million) in connection with the sale of our submetering subsidiary.

In September 2005, we completed the acquisition of a wastewater system located in Shelby County, Alabama.  The aggregate purchase price and related transaction costs were approximately $8.5 million and $0.1 million respectively.

Results of Operations

A summary of our consolidated results for continuing operations for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
	($ amounts in millions)
Revenues:
Utility group	$23.3	43	$22.4	43	$59.1	39	$52.1	39
Services group	31.4	57	30.2	57	92.1	61	82.0	61
	54.7	100	52.6	100	151.2	100	134.1	100

Expenses:
Operating expenses - utility group	12.8	23	13.7	26	33.5	22	30.0	22
Operating expenses - services group	28.0	51	27.0	50	80.6	53	74.8	56
Selling, general and administrative expenses	7.7	14	6.9	13	23.0	15	19.0	14
	48.5	88	47.6	89	137.1	90	123.8	92
Operating Income	6.2	12	5.0	11	14.1	10	10.3	8

Other Income (Expense):
Interest expense	(1.7)	(3)	(1.4)	(3)	(5.3)	(4)	(3.4)	(3)
Interest income	0.2	—	0.5	1	0.3	—	0.9	1
Other	—	—	(0.1)	—	—	—	(0.3)	—
	(1.5)	(3)	(1.0)	(2)	(5.0)	(4)	(2.8)	(2)

Income from Continuing Operations before Income Taxes	4.7	9	4.0	9	9.1	6	7.5	6
Income Tax Provision	1.6	3	1.5	3	3.3	2	2.8	2
Income from Continuing Operations	$3.1	6	$2.5	6	$5.8	4	$4.7	4

Effects of Hurricanes Katrina and Rita

Hurricanes Katrina and Rita affected the Gulf Coast region of the United States during the third quarter of 2005 causing significant damage.  Our Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states.

The water and wastewater infrastructure for five clients we service in Mississippi was disabled by Katrina.  The contracts with our clients provide that we can incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers.  In addition, our clients requested we assist with the removal of debris to enable access for emergency vehicles and residents.  We incurred approximately $622,000 of overtime labor costs and emergency out-of-pocket operating expenses related to these emergency recovery efforts.  These costs were reflected as operating expenses in the third quarter of 2005.  We have billed (or will bill in certain cases) our clients approximately $536,000 to $700,000 for these emergency services and we are assisting our clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook.  We recognized revenues of $500,000 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition with respect to these costs.  Additional revenues, if any, resulting from billings to our clients beyond $500,000 will be recognized if and when collection is reasonably assured.  The $500,000 we have billed for these emergency services is reflected in trade accounts receivable as of September 30, 2005.

We also incurred approximately $64,000 of costs related to preparing for Hurricane Rita, principally temporary infrastructure relocation expenses.  These costs were recorded as an operating expense during the third quarter of 2005 and are not reimbursable by FEMA or recoverable through insurance.

Adoption of Share-Based Payment (SFAS 123R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised December 2004), Share-Based Payment (“SFAS 123R”).  This Statement is a revision of SFAS No. 123.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123R is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.  The

Company has already adopted SFAS No. 123, and management believes the impact of the adoption of SFAS 123R on the Company’s consolidated financial statements will not be material.

Discussion of Results of Operations for Three Months Ended September 30, 2005 and 2004

Revenues

Utility Group

Utility Group revenues are derived from the production and distribution of water and the collection and treatment of sewage for residential, industrial and commercial use. Our Utility Group results of operations are seasonal, as rainfall and weather conditions affect water consumption.  In our service areas, the second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Drought conditions may result in lower revenue due to consumer conservation efforts and a shortage of water. Drought conditions may also result in increased water costs to us, which could adversely affect our profitability. Conversely, unusually wet conditions may result in decreased customer demand, lower revenues and lower profit in our Utility Group operations.

Revenues in the Utility Group increased approximately $0.9 million, or 4%, to $23.3 million during the three months ended September 30, 2005, from $22.4 million during the same period of the prior year. The increase in Utility Group revenue was primarily due to the following:

1.     A $0.8 million increase in revenues attributable to Monarch Utility which we acquired in mid-July 2004.

2.     An increase of $0.3 million due to higher volume and increased number of connections severd by our New Mexico and other Texas utilites.

3.     An increase in rates of approximately $0.3 million at our California utility.

4.     These increases were partially offset by a decrease in our California utility revenues of $0.5 million due to lower water consumption as a result of cooler temperatures and somewhat higher rainfall versus the prior year.

Services Group

Services Group revenues represent fees earned for water and wastewater facility operations and maintenance (O&M) services, equipment maintenance and repair, sewer pipeline cleaning, construction management services, state-certified water and wastewater laboratory analysis and public works. Revenues for the three months ended September 30, 2005 increased approximately $1.2 million, or 4%, to $31.4 million from $30.2 million during the same period of the prior year.

The increase in Services Group revenues was primarily due to the following:

1.     A $1.9 million increase in revenue associated with contract operations, primarily those performed for our Utility Group, as well as increased project work.  Of this increase approximately $0.5 million is billable work associated with Hurricane Katrina.  See “Effects of Hurricanes Katrina and Rita” at beginning of Management Discussion and Analysis.

2.     A $1.4 million increase due to the recent acquisition of contract operations in Alabama and a $0.2 million increase from revenues generated by a laboratory we acquired in the latter part of 2004.

3.     These revenue increases were partially offset by a decrease of approximately $2.3 million in construction-related revenues for the reverse osmosis plant, which had been under construction since 2003 and was substantially completed as of September 30, 2005.

Expenses

Operating expenses – Utility Group

Operating expenses–Utility Group represent the costs of purchasing and producing water, treating wastewater, salaries, wages and employee benefits, facilities costs, power and electricity, supplies and equipment, repairs and maintenance, professional fees and other costs. Operating expenses for our Utility Group decreased $0.9 million, or 7%, to $12.8 million during the three months ended September 30, 2005, from $13.7 million during the comparable period of 2004.  The decrease in operating expenses was primarily due to reduced operating expenses of $0.7 million at our California utility associated with lower water consumption as a result of cooler temperatures and somewhat higher rainfall versus the prior year.  The lower consumption enabled us to reduce the amount of water purchased from outside sources, which is generally at prices higher than the cost of water pumped from our own wells.

Operating expenses–Utility Group, as a percentage of related revenues represented approximately 55% and 61% of revenues from utility operations for the three months ended September 30, 2005 and 2004, respectively.  The decrease was primarily due to a decrease in operating expenses related to higher capitalized overhead, lower property taxes and repairs and maintenance in our California utility combined with increased revenues from the mid-July 2004 acquisition of Monarch Utility.

Operating expenses – Services Group

Operating expenses–services group include salaries, wages, employee benefits, project costs, fleet expenses, facilities costs, supplies and equipment, repairs and maintenance and professional fees.  Operating expenses–services group increased approximately $1.0 million, or 4%, to $28.0 million during the three months ended September 30, 2005 from $27.0 million during the same period of 2004.  The increase in operating expense–services group was due primarily to the following:

1.     An increase in operating expenses of $1.1 million resulting from the recent acquisition of contract operations in Alabama and a $0.6 million increase generated by a laboratory we acquired in the latter part of 2004.

2.     An increase of $0.9 million associated with contract operations, primarily those performed for our Utility Group, as well as increased project work.

3.     An increase of $0.7 million of costs and expenses stemming from Hurricanes Katrina and Rita related to equipment losses, emergency supplies and temporary infrastructure relocation expenses.  See “Effects of Hurricanes Katrina and Rita” at beginning of Management Discussion and Analysis.

4.     These increases were partially offset by a decrease of approximately $2.3 million in construction work related to the reverse osmosis plant, which has been under construction since 2003 and was substantially completed as of September 30, 2005.

Operating expenses – Services Group, as a percentage of the revenues from the related operations remained constant at 89% for the three months ended September 30, 2005 compared to the same period of 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel, facilities, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.  Selling, general and administrative expenses increased $0.8 million, or 12%, to $7.7 million for the three months ended September 30, 2005 compared to $6.9 million during the same period of 2004.  Selling, general and administrative expenses increased to 14% of revenues for the three months ended September 30, 2005 from 13% for the three months ended September 30, 2004.  The increase in selling, general and administrative expenses was primarily due to an increase of $0.6 million attributable to the acquisitions of Monarch Utility, contract operations in Alabama and laboratory service in Texas.

Other Income (Expense)

Interest Expense

Interest expense increased approximately $0.3 million, or 24%, during the three months ended September 30, 2005 compared to the same period in 2004.  The major components of interest expense are as follows:

	For the Three Months Ended September 30,
	2005	2004
	(in thousands)
Interest expense - convertible subordinate debentures	$289	$327
Interest expense - bank lines of credit	496	322
Interest expense - mortgage bonds and bank term loan	906	889
Interest expense - other	387	85
Total interest expense before capitalized interest	2,078	1,623
Capitalized interest	(427)	(177)
Total interest expense	$1,651	$1,446

The increase in total interest expense is primarily due to an increase in our long-term debt and borrowing on our bank lines of credit resulting from acquisitions and capital spending.  This was partially offset by increased capitalization of interest as a result of increased capital spending.  Our average balances of interest-bearing debt outstanding were approximately $124 million and $114 million for the three months ended September 30, 2005 and 2004, respectively.  In addition, our effective weighted average borrowing rate increased to 6.5% during the three months ended September 30, 2005 from 6.3% during the three months ended September 30, 2004.

Provision for Income Taxes

Our effective consolidated income tax rates on combined continuing and discontinued operations for the three months ended September 30, 2005 and 2004 were approximately 35% and 37%, respectively.

Discussion of Results of Operations for Nine Months Ended September 30, 2005 and 2004

Revenues

Utility Group

Revenues in the Utility Group increased approximately $7.0 million, or 13%, to $59.1 million during the nine months ended September 30, 2005, from $52.1 million during the same period of the prior year. The increase in Utility Group revenue was primarily due to the following:

1.     An approximate $8.3 million increase in revenues attributable to Monarch Utility which we acquired in mid-July 2004.

2.     An increase in revenues from our New Mexico and Texas utilities of $0.8 million primarily due to increased connections.

3.     The above increases were partially offset by a decrease in revenues of our California utility of $2.8 million due to lower consumption as a result of cooler temperatures and higher rainfall versus the prior year partially offset by an increase in rates of approximately $0.7 million.

Services Group

Revenues for the nine months ended September 30, 2005 increased approximately $10.1 million, or 12%, to $92.1 million from $82.0 million during the same period of the prior year.

The increase in Services Group revenues was primarily due to the following:

1.     An approximate $12.8 million increase in revenues associated with contract operations, primarily those performed for our Utility Group, as well as increased construction work.  Of this increase approximately $0.5 million is for billable work associated with Hurricane Katrina.  See “Effects of Hurricanes Katrina and Rita” at beginning of Management Discussion and Analysis.  The increased project work is also a result of approximately 60% less rainfall in southern Texas versus the first nine months of 2004.

2.     A $1.4 million increase due to the acquisition of a laboratory and a $2.2 million increase due to the acquisition of contract operations in Alabama.

3.     These revenue increases were partially offset by a decrease of $6.3 million in construction work related to the reverse osmosis plant which has been under construction since 2003 and was substantially completed as of September 30, 2005.

Expenses

Operating expenses – Utility Group

Operating expenses for our Utility Group increased $3.5 million, or 12%, to $33.5 million during the nine months ended September 30, 2005, from $30.0 million during the comparable period of 2004.  The increase in operating expenses was primarily due to the following:

1.     An increase of operating expenses of approximately $5.6 million attributable to Monarch which was acquired in mid-July 2004.

2.     This increase was offset in part by reduced operating expenses of $2.0 million at our California utility due to lower production as a result of above average rainfall during the first half of the year.

Operating expenses—Utility Group, as a percentage of related revenues represented approximately 57% and 58% of revenues from utility operations for the nine months ended September 30, 2005 and 2004, respectively.

Operating expenses – Services Group

Operating expenses–services group increased approximately $5.8 million, or 8%, to $80.6 million during the nine months ended September 30, 2005 from $74.8 million during the same period of 2004.  The increase in operating expense–services group was due to the following:

1.     An increase of operating expenses of approximately $3.6 million as a result of the recent acquisition of contract operations and a laboratory services in the latter part of 2004.

2.     An increase of approximately $7.8 million associated with contract operations, primarily those performed for our Utility Group, as well as increased project work.  The increased expense is also a result of increased staffing and fleet expense related to additional contract work, some of which was delayed from 2004.  The staffing increase resulted in higher salary and wage expenses as well as benefits and other related costs.

3.     An increase of approximately $0.7 million of costs and expenses stemming from Hurricanes Katrina and Rita related to equipment losses, emergency supplies and temporary infrastructure relocation expenses which we believe will not be reimbursable by FEMA.  See “Effects of Hurricanes Katrina and Rita” at beginning of Management Discussion and Analysis.

4.     These increases were partially offset by a decrease of approximately $6.3 million in construction work related to the reverse osmosis plant, which has been under construction since 2003 and was substantially completed as of September 30, 2005.

Operating expenses – Services Group, as a percentage of the related revenues, decreased to 88% for the nine months ended September 30, 2005, compared to 91% for the same period of 2004.   The decrease was due to lower 2004 revenues as a result of higher rainfall relative to the expenses for additional construction, operating and maintenance work.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.0 million, or 21%, to $23.0 million for the nine months ended September 30, 2005 compared to $19.0 million during the same period of 2004.  Selling, general and administrative expenses increased to 15% of revenues for the nine months ended September 30, 2005 from 14% during the nine months ended September 30, 2004.  The increase in selling, general and administrative expenses was primarily due to the following:

1.     An increase in audit fees of $0.4 million, legal fees of $0.3 million, as well as an increase of $0.7 million in outside services, most of which is attributable to our efforts to prepare for and comply with the Sarbanes-Oxley Act of 2002 associated with our 2004 year end efforts.

2.     An increase of $1.4 million primarily attributable to the Monarch acquisition which occurred in mid-July 2004.

3.     A $1.2 million increase in costs compared to the prior period related to salaries and employee benefits as a result of increases in headcount to support our revenue trends.

Other Income (Expense)

Interest Expense

Interest expense increased approximately $1.9 million, or 56%, during the nine months ended September 30, 2005 compared to the same period in 2004.  The major components of interest expense are as follows:

	For the Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Interest expense - convertible subordinate debentures	$880	$968
Interest expense - bank lines of credit	1,372	734
Interest expense - mortgage bonds and bank term loan	2,985	1,874
Interest expense - other	523	185
Total interest expense before capitalized interest	5,760	3,761
Capitalized interest	(509)	(390)
Total interest expense	$5,251	$3,371

The increase in total interest expense is primarily due to an increase in our long-term debt and borrowings on our bank lines of credit due to acquisitions and capital spending. This was offset in part by lower interest payments on our debentures as debenture holders have converted these debt instruments into common stock and increased capitalization of interest as a result of our capital spending.  Our average balances of interest bearing debt outstanding were approximately $128 million and $77 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, our effective weighted average borrowing rate increased to 6.4% during the nine months ended September 30, 2005 from 6.1% during the nine months ended September 30, 2004.

Provision for Income Taxes

Our effective consolidated income tax rates on combined continuing and discontinued operations for the nine months ended September 30, 2005 and 2004 were approximately 35% and 37%, respectively.

During the nine months ended September 30, 2005 we recognized a capital loss of approximately $4.0 million for income tax purposes upon the sale of our submetering subsidiary.  We will be able to carry back the capital loss to the prior three years and partially offset it against capital gains of approximately $0.9 million realized during those years.  As a result, we recognized an income tax benefit of approximately $0.3 million during the second quarter of 2005, resulting in a net loss of approximately $3.7 million on sale of this subsidiary.

The remaining capital loss of approximately $3.1 million may be carried forward for a period of up to 15 years and offset against future capital gains, if any, which may be realized during those years. No income tax benefit has been recorded in 2005 for this capital loss carryforward.

Liquidity and Capital Resources

Our corporate objectives with respect to liquidity and capital resources are to:  (i) generate sufficient operating cash to provide for dividends, principal and interest requirements on our indebtedness, capital improvements, and taxes; (ii) obtain external financing for long-term capital improvements and acquisitions; (iii) use our credit facilities to manage seasonal cash needs; and (iv) maintain approximately equal levels of debt and equity.

Our statements of cash flows are summarized as follows:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by continuing operating activities	$17,946	$726
Net cash used in investing activities	(36,714)	(66,088)
Net proceeds from sale of discontinued operations	9,852	—
Net cash provided by financing activities	14,279	66,449
Net increase in cash and cash equivalents	$5,363	$1,087

Cash Flows From Continuing Operating Activities

Cash and cash equivalents increased by approximately $5.4 million for the nine months ended September 30, 2005, as compared to $1.1 million in 2004.  The increase in 2005 cash and cash equivalents was due to strong cash flow from our operating activities which was significantly higher than last year due to:

•      acquisitions,

•      increased customer connections,

•      increased client contracts, and

•      increased revenues on our existing contract operations.

For further discussion on operating revenues and expenses see Results of Operations.

Cash Flows from Investing Activities

Our investing activities focus on capital spending related to expansion, replacement and renovation of our water and wastewater systems of approximately $26.0 million with significant spending occurring in our Texas and California utilities versus prior year spending of $16.0 million.

Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant. Our capital spending on our water and wastewater systems has benefited from contributions from developers to aid in construction of these facilities of approximately $2.8 million as compared to approximately $2.6 million from the same period last year.

The following table summarizes property, plant and equipment additions for each of the first nine months in 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Company-financed additions	$23,069	$12,984
Capital improvement reimbursements	144	386
Contributions paid for by developers	2,842	2,593
Total property additions paid in cash	26,055	15,963
Property contributed by developers (noncash)	2,248	5,394
Total additions to property, plant and equipment	$28,303	$21,357

Cash payments for acquisitions during the first nine months of 2005 and 2004 included:

•      $2.6 million in 2005 in cash for the purchase of Alabama contract operations,

•      $8.5 million in 2005 in cash for the purchase of an Alabama utility company,

•      $2.9 million in 2004 to acquire the remaining minority interest in our submetering subsidiary which was sold in June 2005, and

•      $46.7 million in 2004 to acquire Monarch, one of our Texas utilities.

Cash Flows from the Sale of Discontinued Operations

The increase of approximately $9.8 million in net proceeds from sale of our submetering subsidiary improved our cash position.  In June 2005, we completed the sale of our submetering subsidiary in our services segment for approximately $12.0 million.  We received approximately $10.8 million in cash and approximately $1.2 million of the sales price was placed into an escrow account.  We incurred transaction costs of approximately $1.0 million to complete the sale and our net proceeds on the sale of submetering subsidiary were approximately $9.8 million.  The cash from the sale was subsequently used to pay down our bank lines of credit in our New Credit Facility.

Cash Flows from Financing Activities

Our financing activities involved the following significnat events during the first nine months of 2005 as follows:

•      Net borrowings on our revolving lines of credit in 2005 of approximately $4.0 million.

•      Our net cash provided by financing activities increased through additional borrowings of long term debt of $20.0 million.  This was partially offset by repayments on our long term debt of approximately $16.4 million.

•      Sales of stock of approximately $4.5 million.

Our financing activities involved the following significant events during the first nine months of 2004 as follows:

•      Net borrowings on our revolving lines of credit of approximately $25.7 million.

•      A public offering of approximately 1.6 million shares of our common stock in March 2004, which generated net proceeds of approximately $20.5 million.

•      A public offering of approximately 1.8 million shares of our common stock in August 2004, which generated net proceeds of approximately $20.7 million.

Common stockholders may elect to participate in our Amended and Restated Dividend Reinvestment and Stock Purchase Plan (“DSPP”), which gives them the option of receiving their dividends in either cash or common stock at a 5% discount from current market value.  This plan also permits optional cash purchases of stock at current market values of up to $10,000 per stockholder each month. Our cash position benefited by approximately $7.6 million as we experienced significant activity in direct stock purchase activity of approximately $4.5 million and primarily stock option exercises which contributed approximately $3.1 million.

During 2005, we paid dividends totaling approximately $3.0 million. Our quarterly dividend rate is currently $0.05 per common share.

Aggregate borrowings under our revolving lines of credit were approximately $27.0 million as of September 30, 2005, an increase of approximately $4.0 million since December 31, 2004, primarily used for capital expenditures. Our total borrowing availability under the New Credit Facility was approximately $69.1 million as of September 30, 2005.

We entered into a new 5-year credit facility with a syndicate of banks in April 2005, which provides for a $100 million revolving credit facility.  In April 2005, we used a portion of our borrowings from the New Credit Facility to repay amounts outstanding, and to extinguish, our lines of credit and certain other indebtedness.

As part of implementing the New Credit Facility the following actions were taken to reduce interest expense:

1)     Redeemed $4.0 million of our New Mexico bonds on April 4, 2005,

2)     Redeemed notes payable of approximately $2.5 million  on April 29, 2005,

3)     Repayment of a term loan for one of our Texas utilities in the amount of approximately $8.8 million on April 1, 2005, and

4)     Repaid a revolving credit facility for our New Mexico Utility in the amount of approximately $3.8 million on April 1, 2005.

Our capital resources are used for debt service on our bonds and debentures and are also influenced by investments we make in new business ventures, including the acquisition of companies and contract operations. We have historically generated reasonably stable operating cash flows.

We expect to spend approximately $9.0 million for cash capital expenditures for the remainder of 2005, primarily for utility property, plant and equipment.  We plan to fund those expenditures with cash flow from operations, borrowings under our New Credit Facility, long term debt financing and other sources.

At September 30, 2005, we had working capital of approximately $11.8 million including available cash and cash-equivalent balances of approximately $6.8 million (excluding restricted cash balances).

We have an effective registration statement on file with the Securities and Exchange Commission (“SEC”).  Approximately $6 million remains available for issuance of securities as of September 30, 2005 under this registration statement. We may offer these securities for sale at any time and from time to time.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than leases that have been classified as operating leases in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Debt Obligations

Following is a summary of our debt obligations and commitments due in the remaining three months of 2005 and in the specified periods thereafter.  Amounts represent the expected cash principal payments related to our long-term debt.

		Years Ending December 31,
					2009 and
	2005 (1)	2006	2007	2008	thereafter	Total
	(in thousands)
Long-term debt
Bank lines of credit	$—	$—	$—	$—	$27,000	$27,000
Bank term loans	238	946	938	931	31,649	34,702
Economic development revenue bonds	95	100	105	115	1,810	2,225
Mortgage bonds	—	8,000	—	—	35,000	43,000
Convertible subordinate debentures	—	—	—	—	16,842	16,842
Notes payable	7	397	420	1,598	—	2,422
	$340	$9,443	$1,463	$2,644	$112,301	$126,191

(1) Represents principal payments to be made the remainder of the year.

We have $8.0 million of 7.61% first mortgage bonds maturing on October 20, 2006.  We are exploring various alternatives with respect to funding this redemption obligation including refinancing the obligation through the sale of new mortgage bonds or funding the obligation with borrowings under the New Credit Facility.

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

Loans under the New Credit Facility (other than swingline loans) bear interest at a rate equal to (i) LIBOR plus the applicable margin (as provided for in the New Credit Facility), or (ii) a base rate (as defined) minus the applicable margin.  At September 30, 2005, we had $27.0 million of outstanding borrowings under our New Credit Facility and the adjusted average borrowing rate was approximately 4.8%.  The New Credit Facility replaced our existing lines of credit which had provided for up to $50.0 million of borrowings and we used the New Credit Facility to repay amounts outstanding under those lines of credit.  As of September 30, 2005, we were in compliance with all applicable covenants under our outstanding line of credit agreements.

In January 2003, we received a $3.4 million line of credit from one of our commercial banks that we used to issue a standby letter of credit in that amount as collateral for performance under a contract to design and construct the CVWD plant.  On April 1, 2005, the standby letter of credit was transferred to the New Credit Facility and the standby line of credit was cancelled.

In addition to the foregoing, the indentures governing the first mortgage bonds for our California and New Mexico utilities allow for the issuance of approximately $65.0 million of first mortgage bonds at these utilities as of September 30, 2005.

We anticipate that our available credit facility borrowing capacity, cash flows generated from operations, long-term debt financing and other sources will be sufficient to fund our activities during the next 12 months; however, we cannot guarantee that will be the case.  If we needed additional financing and were unable to obtain it, our capital spending and any future acquisitions would be delayed, reduced, or eliminated.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with US GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are important to fully understanding and evaluating our reported financial results include the following:

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

If a contract involves the provision of multiple products or services (elements), total estimated contract revenue is allocated to each element based on the relative fair value of each service, provided the services qualify for separation under Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The amount of revenue allocated to each service is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a construction service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

We have made acquisitions in the past that resulted in recording goodwill and intangible assets. In September 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. For intangible assets with finite useful lives, SFAS No. 142 requires amortization over their estimated useful lives. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. We evaluate goodwill impairment, at least annually, using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for our reporting units with significant goodwill balances.  Our reporting units, generally subsidiaries one level below operating segments, constitute separate businesses for which we maintain discrete financial information that is regularly reviewed by segment and chief operating decision maker.  There were no impairment charges to goodwill as of September 30, 2005 and no events have occurred that indicated diminution in the value of recorded goodwill.

Under the provisions of SFAS No. 141, Business Combinations, we have identified intangible assets apart from goodwill such as contract costs and account lists.  These intangible assets are amortized over their estimated useful lives ranging from four to eight years.

Accounting for regulated businesses

Our regulated businesses, which include our utilities in Alabama, California, New Mexico, Oklahoma and Texas, are required to be accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state’s regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return.

Our Services Group has contracted with our utilities in Alabama, Oklahoma, New Mexico and Texas to perform operating services, maintenance, construction work, and to manage capital projects.  In accordance with SFAS No. 71, our Services Group recognizes profit on sales to regulated affiliates and does not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  However, all revenue in excess of profits is eliminated.  Accordingly, the intercompany profit for construction as well as operations and maintenance services provided to Utility Group affiliates has not been eliminated in the accompanying consolidated financial statements.  Based upon our Services Group’s experience of providing operations and maintenance services in more than 400 contracts with unaffiliated customers, and a history of regulator approval of the construction service fees charged by the Services Group to utility affiliates, we believe that the contract sales prices between our Services Group and our Texas and New Mexico utilities are reasonable and that it is probable that the price of these services will be recovered in the rate-making process.

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

RISK FACTORS

The following factors, which are described more fully in our 2004 Annual Report, represent risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could affect forward-looking statements relating to the resolution of the material weakness with respect to internal controls discussed in Item 4 below and Item 9A of our 2004 Annual Report, include among other things: our ability to identify and retain qualified and experienced financial personnel and our ability to design and maintain policies and procedures which enable us to avoid any recurrence of the matters which gave rise to the material weakness.   See “Risk Factors” in our 2004 Annual Report for further disclosure related to risk factors.

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

•      Internal control weaknesses could have an adverse effect on us.  We may not be able to remediate the material weakness noted in the 2004 Annual Report in a timely manner.

•      The United States Environmental Protection Agency closely regulates many of our businesses and we must comply with its rules and regulations.

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

We are in the process of implementing improvements to our internal controls to address the aforementioned material weakness.  We have implemented procedures in our accounting review and approval process over non-routine transactions.  These include implementation of additional checklists, more timely review and accounting for non-routine transactions and timely identification of non-routine issues with our auditors.  We have evaluated appropriate staffing and experience levels in our corporate controllership function and have hired the additional experienced personnel we feel appropriate.  In addition, during the second and third quarters of 2005, we have made significant progress in preparation for complying with the Sarbanes-Oxley Act for the year end 2005.

Specifically, we have 1) updated key controls and documentation since year end 2004, 2) established a Steering Committee to monitor the progress of the effectiveness of the controls and 3) started the testing for our 2005 management testing.  Management anticipates completing the testing during the fourth quarter and believes it will have adequate time to remediate any significant deficiencies or material weaknesses.  While we feel that management has made progress in improving controls and in complying with the Act for 2005, the material weakness identified above has not yet been rectified and will not be fully rectified until we have successfully completed our year end testing.

In September 2005, we discovered that we had improperly billed several of our clients for reimbursable expenses.  We engaged legal counsel and forensic accountants to conduct an independent investigation.  We have terminated the employee responsible for the improper billings and have determined such improper billings were not material to our consolidated financial statements.  We have designed and implemented additional controls relating to employee reimbursements.  We believe the added controls will be effective in reducing the potential for this kind of impropriety in the future.

There were no other changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

For the quarter ended September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Southwest and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court has ruled that the plaintiffs cannot challenge the adequacy of the water quality standards established by California Department of Health Services and the United States Environmental Protection Agency (“EPA”) but can sue us if they can prove that we served water that did not meet those standards. In August 2004 a trial court dismissed the case against us, finding that there was no evidence that we violated any water quality standards.  The plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District, where the matter is pending. To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The facility was also served with search warrants executed by the EPA.  The Company’s subsidiary has operated this facility since September 2004.  The Company is cooperating with the investigation and is also performing its own internal investigation.

On May 18, 2005, the EPA executed a search warrant at one of the Company’s operating subsidiaries in Texas.  The search warrant sought information relating to the subsidiary’s laboratory operations.  The Company is cooperating with the investigation and is also performing its own internal investigation.

Southwest Water Company and its subsidiaries are subject to litigation arising in the ordinary course of operations. We believe the ultimate resolution of all matters that have been brought to our attention will not materially adversely affect our consolidated financial position, results of operations or cash flows.

Item 2.  Changes In Securities And Use Of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2005.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	N/A	N/A	N/A	N/A

August 1, 2005 – August 31, 2005	33,299	13.92	N/A	N/A

September 1, 2005 – September 30, 2005	N/A	N/A	N/A	N/A

Total	33,299	13.92	N/A	N/A

(1) All of the shares purchased during the period were shares attested to the Company in satisfaction of the exercise price and tax withholding obligations by holders of employee stock options, who exercised options granted pursuant to the Company’s stock option plan.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Southwest Water Company dated May 24, 2005 (incorporated by reference to the Registrants Form 10-Q for the quarterly period ended June 30, 2005)

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

10.3

First Amendment to Severance Compensation Agreement, dated July 22, 2005, between Southwest Water Company and Anton C. Garner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on July 22, 2005)

10.4	Amended and Restated Master Loan Agreement date September 12, 2005 (MLA No. RX 0936) between Monarch Utilities I L.P. and CoBank, ACB (filed herewith)

10.4.1	Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T1) between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (filed herewith)

10.4.2

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T1) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (filed herewith)

10.4.3	Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T2 between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (filed herewith)

10.4.4

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T2) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (filed herewith)

10.4.5	Promissory Note and Supplement dated September 12, 2005 (Loan No. RX0936T3) between Monarch Utilities I L.P. and CoBank, ACB (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST WATER COMPANY (Registrant)

Dated: November 9, 2005	/s/ CHERYL L. CLARY
Cheryl L. Clary Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)