Form 10-K
period 2005-12-31
SOUTHWEST WATER CO
filed 2006-03-16
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

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

(213) 929-1800

(Registrant’s telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.01 par value

Series A Preferred Stock, $.01 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large accelerated filer ☐	Accelerated file ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $231.8 million based upon the average bid and asked price of such common equity as of June 30, 2005.  The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.  On March 8, 2006, there were 22,325,961 common shares outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 16, 2006 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements contained in this Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should, “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements.  Forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A.  Risk Factors” below, that could cause actual results to differ materially from our historical experience and our present expectations or projections.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A.  Risk Factors” of this report.  Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made.  Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements.

PART I

ITEM 1.                                         BUSINESS.

OVERVIEW

Southwest Water Company and its subsidiaries provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services.  We own regulated public utilities and also serve cities, utility districts and private companies under contract.  We provide our services to more than two million people.  Our subsidiaries are segmented into two operating groups: our Utility Group and our Services Group.

Within our Utility Group, we own and manage the operations of rate-regulated public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas, through which we sell water to residential and commercial customers.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  The rates that we can charge for water and wastewater usage are established and approved by state government agencies.

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

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988.  We maintain our corporate offices in Los Angeles, California.

OUR BUSINESS STRATEGY

Our primary objectives are to provide an essential product and service, and to generate value for clients, customers, employees and stockholders.  We apply two principal strategies in our efforts to continue growing our business and improving our financial performance:

We work to enhance organic revenue growth.  Southwest Water Company is a leading full spectrum service provider in the water and wastewater industries.  We have a broad service presence in high population-

growth states.  Our target market focus is on small to medium size cities.  We offer our clients and customers services within our core competency of water and wastewater management.  In addition, we provide related peripheral services including:

•                    construction management of water and wastewater systems;

•                    water and wastewater certified laboratory services;

•                    municipal public works services and/or management;

•                    non-regulated wholesale water sales;

•                    pipeline inspection;

•                    water meter replacement; and

•                    refurbishing of manholes and sewer lines.

Utility Group organic revenue growth in 2005 benefited from rate increases at our California and Texas utilities and from an increase in the number of customer connections at our New Mexico and Texas utilities.  New operations and maintenance contracts, and higher billing rates and expanded services under certain existing contracts fueled organic revenue growth for our Services Group in 2005.

We pursue selected acquisitions.  We pursue selected acquisitions that fit our long-term growth goals in both the Utility and Services Groups.  We seek acquisitions that contribute to our vision of a vertically integrated company with product and service offerings that compliment each other.  To pursue this strategy, we seek acquisitions that:

•                    increase our operating results;

•                    expand our business within our geographic footprint;

•                  promote operating efficiencies through sharing of overhead costs and employee competencies in the region; and

•                    facilitate the Services Group’s ability to supply needed services to Utility Group operations in the region.

We also use our Services Group’s relationships with their regulated utility clients to identify possible acquisitions for our Utility Group.

In recent years, we have completed eight acquisitions pursing this strategy.  For example, in 2005, our Services Group acquired a contract operations company in Alabama which led to our Utility Group’s acquisition of one of its clients, a wastewater collection and treatment system.  This acquisition expanded our presence in the Southeastern United States and introduced us to the Birmingham, Alabama area.  Another example is an acquisition we made in 2004 of a water and wastewater testing laboratory.  This acquisition allowed us to expand our capacity and expertise in the field enabling us to provide these services to other companies within our Services and Utility Groups.

While we work diligently to identify and evaluate potential acquisitions, we also continuously evaluate our existing businesses for long-term strategic fit.  As part of this strategic evaluation in 2005, we decided to sell our subsidiary that provided utility submetering and billing and collection services to multi- family residential properties.  We concluded that the growth opportunities involving our core competencies of operating and managing water and wastewater facilities exceeded those of the submetering business as changes in the utility submetering market had reduced our ability to grow the business profitably without a significant capital investment.

For additional information about our acquisition and disposition activities, see “—Acquisitions and Dispositions.”

KEY BUSINESS SEGMENTS

Group revenues for the three years ended December 31, 2005 were as follows:

Revenues by Business Segment

	Years Ended December 31,
	2005		2004		2003
(In thousands, except percentage data)	Amount	Percent	Amount	Percent	Amount	Percent

Utility Group	$78,884	39%	$69,420	39%	$56,933	34%
Services Group	124,297	61%	110,175	61%	109,750	66%
Total revenues	$203,181	100%	$179,595	100%	$166,683	100%

UTILITY GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

California

Our regulated public water utility in California, Suburban Water Systems, produces and supplies water for residential, business, industrial and public authority use and for fire protection service under the jurisdiction of the California Public Utilities Commission (“CPUC”).  Our California utility service area contains a population of about 311,000 people in an area of approximately 43 square miles within Los Angeles and Orange counties.

Our California utility, or its predecessor entities, have supplied water since approximately 1907.  From the mid-1950s to the late 1960s, our operations expanded rapidly as most of our service area was converted from agricultural use to residential, business and industrial use.

The following table indicates, by classification, the number of water connections that our California utility served as of the end of each of the past three years:

California Utility—Number of Water Connections by Classification

	Water Connections as of December 31,
	2005	2004	2003

Residential	70,955	70,908	70,822
Business and commercial	2,994	2,980	3,006
Other	1,221	1,189	1,199
Total water connections	75,170	75,077	75,027

During 2005, our California utility’s annual revenues were 73% from sales to residential connections, 17% from sales to business and industrial connections, and 10% from sales to other connections.

Our California utility provides water both by pumping water from wells we own and by purchasing water from the Metropolitan Water District of Southern California (“MWD”), a governmental agency, and other sources.  The wells owned and operated by our California utility pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the “Main Basin”) and the Central Basin.  Our rights to pump water from the Main and Central Basins are fully adjudicated under California law, and these adjudications establish our right to produce water at levels and at a cost prescribed each year by the Watermaster Boards (the “Boards”) that manage the Main and Central Basins.  Our California utility is also allowed to produce water from the Main and Central Basins in excess of the amount prescribed by the Boards, but when such excess production occurs, an additional payment is required to provide for the replenishment of the water supply.  As the water levels in the Main and Central Basins increase or decrease, the Boards may adjust the prescribed production levels beyond which we are required to make payments for replenishment of the water supply.

In “—Environmental Matters” below, we discuss certain groundwater issues impacting the Main Basin.  In 2001, we were required to remove some of our wells from service due to these issues.  This resulted in our California utility purchasing increasing amounts of water from the MWD and other sources.  The percentage of water supply purchased from external sources at our California Utility is as follows:

California Utility—Water Supply Purchased from External Sources

Years ended December 31,	Percent Purchased

2001	46%
2002	72%
2003	67%
2004	54%
2005	50%

Under an agreement made in early 2002, we have been reimbursed for almost all costs of purchasing water needed to replace lost production as a result of the Main Basin contamination issues.  We expect such reimbursement to continue until completion of remediation.  See “—Environmental Matters” below for additional information.

Our California utility owns 16 wells and 32 reservoirs.  We believe that we are able to purchase or produce adequate water to serve our current customer base and manage reasonable growth from new customers.

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

Although our utility service areas in California are not likely to experience significant connection growth, our California utility operations are capital intensive.  Significant capital expenditures are necessary for the renovation and replacement of our facilities in California.  Cash for capital expenditures is generated from California utility operations, periodic debt financing and bank lines of credit extended to Southwest Water.  Our California utility also receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility development.  For the years ended December 31, 2005, 2004 and 2003, capital expenditures in California were $9.5 million, $9.3 million and $8.8 million, respectively.  Of these amounts, our California utility received capital contributions and advances from developers of $1.0 million, $5.6 million, and $3.2 million in 2005, 2004 and 2003, respectively, to assist in paying for the capital expenditures.

The CPUC regulates the rates and operations of our utility subsidiary in California.  Under current CPUC practices, California customer water rates may be changed through general rate cases or by offsets for certain rate base and expense items.  Since September 30, 2002, the California Public Utilities Code has required that CPUC-regulated water utilities file general rate cases every three years.  General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff.  Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC’s authorization of new rates.  Our California utility made a general rate case filing on April 2, 2002 and was granted an average 17% increase in rates effective May 28, 2003.  The most recent general rate case application was filed in June, 2005 and is expected to be effective in mid 2006.

In addition to a general rate increase, the CPUC typically provides for step increases in the second and third years.  The step increases are intended to compensate for projected expense increases.  Prior to their approval, step increases are subject to verification that pro forma earnings levels have not exceeded the amounts authorized in the general rate proceeding.

Under prior CPUC procedures, allowable step increases were predetermined in general rate case decisions. Under the Commission’s current interim rate case plan which was issued in June 2004, step increases, now referred to as escalation year increases, are no longer predetermined, but rather are partly subject to inflationary indices in those later years.  Escalation year increases are still subject to pro forma earnings tests as before.

The CPUC previously allowed water utilities to defer recognition of certain expense increases which were beyond our control through the use of balancing accounts.  Those expenses included costs for purchased water, purchased power and pump taxes.  Prior to November 29, 2001, the CPUC allowed balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  However, the CPUC has changed this policy by eliminating the use of balancing accounts after November 29, 2001.  In 2002 our California water utility recorded a balancing account receivable of $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs.  On July 8, 2004, the CPUC issued a decision that allows our water utility in California to collect the $2.3 million balancing account and an additional under-collection of $0.7 million for a total of $3.0 million. The CPUC decision provides for us to recover the settlement amount through a surcharge billed to customers.

Currently, when actual water production costs exceed CPUC-adopted levels, the costs are expensed as incurred.  Such costs are tracked in a memorandum account for potential future recovery.

Texas

Our regulated public water utilities in Texas provide water supply and sewage collection and treatment services to approximately 29,700 connections for residential, commercial and irrigation use and, in some areas, for fire protection service under the jurisdiction of the Texas Commission on Environmental Quality (“TCEQ”).  We also own a small regulated public water utility in Oklahoma which is operated as part of our Texas utilities.  Our service areas in Texas are broadly dispersed throughout the state covering about 4,000 square miles, including the Dallas, Fort Worth, Houston and Austin areas.  Our service areas are highly fragmented and are comprised of 89 separate water systems serving a population of about 98,000 people in an area of approximately 37 square miles, most of which is largely undeveloped.  These service areas are experiencing continued real estate development, and we expect the number of connections to continue growing in 2006.

The following table indicates, by classification, the number of water connections served by our Texas utilities as of the end of each of the most recent three years:

Texas Utilities—Number of Water Connections by Classification

	Water Connections as of December 31,
	2005	2004	2003

Residential	29,521	28,199	5,925
Business and commercial	228	206	156
Total water connections	29,749	28,405	6,081

In July 2004, we acquired 86 water systems in Texas which we operate as Monarch Utilities.  As of the date of acquisition, Monarch Utilities served approximately 21,000 water connections and 3,500 wastewater connections.  We look to continue to make strategic acquisitions of profitable utilities within our geographic footprint, thereby expanding our presence in a region and gaining economies of scale.  For example, in 2005 we acquired a small utility serving approximately 370 connections in close proximity to our Monarch Utility service area.

Our Texas utilities own or have rights to 221 wells and 344 reservoirs in addition to distribution, collection and treatment facilities.  We believe that we have adequate capacity to serve our existing customer base in Texas as well as reasonable growth from new customers.

As we expect customer growth to continue in our Texas service areas, we may have to increase the water supply capacity of our Texas utilities through a combination of outside water purchases and the construction of additional wells.  One of our Texas utilities has long-term agreements to purchase water from the cities of Austin and Pflugerville, Texas.

Because our Texas utility service areas are also in locations of customer growth, these operations are capital intensive.  Cash for capital expenditures is generated from Texas operations, periodic debt financing, bank lines of credit extended to Southwest Water, and contributions and advances received from developers.  For the years ended December 31, 2005, 2004 and 2003, our capital expenditures in Texas were $19.8 million, $12.4 million, $11.1 million, respectively.  Of these amounts, our Texas utilities received contributions from developers of $1.7 million, $1.8 million, and $0.6 million, in 2005, 2004 and 2003, respectively.

The TCEQ regulates the rates and operations of our Texas utility subsidiaries.  One of our Texas utilities filed for a general rate increase in June 2001, and new rates became effective in January 2002.  Monarch Utilities received authorization for a rate increase in October 2004 and benefited from a step increase in October 2005.  We expect to file for an increase in rates at one of our Texas utilities in 2006.  Our other utilities are not currently seeking increased rates; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in future requests for rate increases.

New Mexico

Our regulated public water utility in New Mexico provides water supply and sewage collection services for residential, commercial and irrigation use and for fire protection service under jurisdiction of the New Mexico Public Regulation Commission (“NMPRC”).  Our New Mexico utility service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, and contains a population of approximately 50,000 people in an area of approximately 34 square miles.  Approximately 36% of the area has been developed.

The following table indicates, by classification, the number of water connections served by our New Mexico utility as of the end of each of the most recent three years:

New Mexico Utility—Number of Water Connections by Classification

	Water Connections as of December 31,
	2005	2004	2003

Residential	14,696	13,400	12,108
Business and commercial	832	780	723
Other	143	131	118
Total water connections	15,671	14,311	12,949

Our New Mexico utility has grown from approximately 800 connections at the time of its acquisition in 1969 to over 15,500 connections.  Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial development.  During 2005, we added 1,360 new water connections and 1,327 new wastewater connections in New Mexico.  Because of the continuing real estate development in our service area, we expect continued connection growth in 2006.  During 2005, 66% our revenues in New Mexico were from sales to residential connections and 34% of our revenues were from sales to commercial and industrial connections.

Our New Mexico utility owns six wells and five reservoirs, and we believe that we have adequate water capacity to serve our current customer base as well as reasonable growth from new customers.  The wells that we own and operate in New Mexico produce water from the Rio Grande Underground Basin.  We have purchased, and plan to continue evaluating opportunities to purchase additional water rights in New Mexico.

As we expect customer growth to continue in our New Mexico service area, we may have to increase our water supply capacity through additional well construction.  Our New Mexico utility has established an emergency supply of water available through an interconnection with another water purveyor, for use in the case of a temporary interruption in our New Mexico water supply.

Because our New Mexico utility service area has continued to experience customer growth, our operations are capital intensive.  Cash for capital expenditures is generated from New Mexico operations, periodic debt financing, bank lines of credit extended to Southwest Water, and contributions and advances received from developers.  For the years ended December 31, 2005, 2004 and 2003, our capital expenditures in New Mexico were $11.9 million, $9.2 million, and $9.6 million, respectively.  Of these amounts, our New Mexico utility received capital contributions from developers of $5.6 million, $6.3 million, and $8.6 million in 2005, 2004 and 2003, respectively.

The NMPRC regulates the rates and operations of our utility subsidiary in New Mexico.  Requests for rate increases, typically based on historical costs, must be submitted to the NMPRC.  We have not requested a general water rate increase during the past several years and at this time we do not expect we will request an increase for the next year or so.

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

Environmental Matters

One of the water sources for our California water utility has been affected by the presence of certain groundwater contaminants.  These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s.  In 2001 and 2002, this contamination necessitated the shutdown of a number of our wells, and we purchased replacement water at a cost substantially higher than the cost of water pumped from our own wells.  The incremental and unreimbursed costs of purchasing replacement water and related energy costs in 1999, 2000 and 2001 related to this contamination were $0.1 million, $0.8 million and $0.8 million, respectively.  Prior to May 2002, these costs were recorded as operating expenses and reduced our operating income.

In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and our California water utility.  As a result of this agreement, we recorded income in 2002 of $1.7 million, for reimbursement of certain water and energy costs, incurred from the contamination.  Since our groundwater contamination-related costs incurred prior to the agreement were not included in our water rate calculations, the reimbursement offset costs that our utility had previously incurred, resulting in no affect on ratepayers.

As a result of this settlement agreement, we have received payments during the last three years, and we expect to continue to receive payments until completion of remediation.  These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million settlement discussed above.  The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly.  These monthly reimbursements are recorded as a reduction to operating expenses.  The reimbursements were $3.4 million, $3.3 million, $4.0 million and $3.2 million during 2005, 2004, 2003 and 2002, respectively.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources.  These contributions were $0.5 million, $0.7 million, $2.5 million and $4.4 million for 2005, 2004, 2003 and 2002, respectively, and were recorded as contributions in aid of construction.

Water Quality Regulations

The water supplies available to our utilities in California, New Mexico, and Texas are subject to regulation by the United States Environmental Protection Agency (“EPA”) under the 1996 Federal Safe Drinking Water Act (“US Act”).  The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water.  The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels (“MCLs”) and filtration of surface water supplies.

Our California water supplies are also subject to regulation by the Office of Drinking Water of the California Department of Health Services (“DOHS”) under the California Safe Drinking Water Act (“Cal Act”).  The Cal Act and the rules of the DOHS are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the DOHS are more stringent than those of the EPA.  In addition to the EPA and the DOHS water quality regulations, our California water utility is also subject to water quality standards that may be set by the

CPUC.  The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the DOHS.

The water supplied by our New Mexico utility is subject to regulation by the EPA and by the State of New Mexico Environment Department – Drinking Water Bureau.  The water supplied by our Texas utilities is subject to regulation by the EPA and by the TCEQ.

In February 2002, the EPA set a more stringent arsenic standard in drinking water from 50 parts per billion to 10 parts per billion, which must have been fully met by January of 2006.  At the present time, our water sources in California and Texas are in compliance with the new standards.  The DOHS is holding discussions that could result in a more stringent arsenic standard.  We cannot predict the impact that such changes in the arsenic standard would have on our California and Texas water utility operations.  If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on our financial position or results of operations in California and Texas.

Our New Mexico utility became subject to a new EPA arsenic standard of 10 (instead of 50) parts per billion effective January 2006.  To meet this new standard, we took actions that included the construction of two arsenic removal treatment plants during the past year.  A capital expenditure of $2.6 million was required at our New Mexico facilities in order to comply with the new arsenic standard and we expect that the cost of water will increase as a result of the treatment requirements.  If the cost of complying with this new standard has an adverse impact on our New Mexico operations, we will consider making a request to the NMPRC for recovery of these costs.  While the NMPRC has previously allowed the recovery of similar costs through higher rates, we cannot assure you that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

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

Both the EPA and the state regulatory agencies have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels below the prescribe MCLs of organic and volatile and semi-volatile organic compounds (“VOCs”), herbicides, pesticides, radionuclides, and inorganic substances are present in water supplied to the public.  Our water utilities operators regularly sample and monitor the quality of water being distributed throughout the system.  Our utility personnel conduct sampling, testing and inspections at the intervals, locations and frequencies required by EPA and state regulations.  Water samples from throughout our water systems are tested regularly by state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect.  The test results are sent to the respective state regulatory agencies.  Disinfection and other types of treatment are applied to water supplies as required or needed to safeguard against bacteriological, chemical and other water contaminants.  In addition, each of our utilities provides its customers with an annual water quality report that, among other matters, informs them of the sources and quality of the water being provided.

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

Several water and wastewater systems at one of our Texas utilities are in violation of MCLs and other state regulatory requirements.  The TCEQ and customers in affected areas have been advised of the violations.  We have constructed new treatment facilities, changed water sources, and/or taken other steps during the past year to address these compliance issues.  We are working with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance.

Since the terrorist attacks on September 11, 2001, there has been heightened concern regarding the vulnerability of drinking water systems.  Drinking water systems were identified as critical infrastructures and potential terrorist targets.  In compliance with the Public Health Security and Bioterrorism Response Act of 2002, PL 107-88, our Utility Group assessed the vulnerability of our water systems to terrorist attack.  This vulnerability assessment was used to determine the risks posed to the water supply system operations, treatment, and distribution systems; identify the water systems’ vulnerabilities; provide a prioritized plan for security upgrades, modifications of operational procedures, and/or policy changes to mitigate identified risks to critical assets; and provide a basis for comparing the cost of protection against the risks posed.  While it is impossible to protect or eliminate the vulnerability of all of our drinking water systems, our utilities considered and are implementing improvements in security that we believe can make it more difficult for attacks to succeed and can lessen the impact of attacks that may occur.

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

Alabama, California, New Mexico and Texas state laws provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility.  Under the state laws of California and New Mexico, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system.  We are not aware of any proceeding for the condemnation of any portion of our regulated utilities.

SERVICES GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

Contractual Relationships

Our Services Group has over 630 contracts.  The majority of these contracts fall into three categories:

•                    Municipal Utility District contracts;

•                    Operations and maintenance contracts; and

•                    Construction management contracts.

Municipal Utility District (“MUD”) Contracts.  A MUD is created under the rules of the TCEQ to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available.  Our Services Group has MUD contracts in the suburbs of Houston, Austin and El Paso, Texas.  Under a typical MUD contract, we bill a monthly base fee to the MUD to provide a specified level of services.  We typically provide water and wastewater facility operations and maintenance services, equipment maintenance and repair, billing and collection services.  We also provide state-certified water and wastewater laboratory analysis for an additional fee.  We usually bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered.  Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and do not generally include inflation adjustments.  Changes in prices are negotiated on a contract-by-contract basis.  Generally, MUD contracts are cancelable with 30 to 60 day prior notice by either party.  Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for many years.

Operations and Maintenance (“O&M”) Contracts.  O&M contracts are agreements with cities, private entities and investor-owned utilities (including Utility Group affiliates) that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, municipal pubic works services and/or management, or management of entire water or wastewater systems.  Under a typical O&M contract, our Services Group subsidiaries charge a fee that covers a specified level of services.  Services are typically provided evenly throughout the contract period and are billed on a monthly basis.  Our O&M contracts limit our liability in the event of a major system failure or catastrophic event.  If we provide services beyond the scope of a contract, we bill for the additional services.  For example, if a major system failure or catastrophic event occurred as the result of flooding, hurricanes, earthquakes, electrical strikes or vandalism, the facility owner usually asks us to provide additional services on a time-and-materials basis.

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

Construction and Construction Management Projects.  Our Services Group enters into contracts pursuant to which we provide construction and construction management services for water and wastewater facility development, improvement and expansion projects.  Under the terms of certain of these contracts, we may bear all or a significant portion of the risk of cost overruns, or incur additional costs or penalties for failing to meet project completion deadlines or minimum performance standards.

In September 2002, we successfully bid a project to design, build, finance and operate a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (“CVWD”).  The project included the drilling of several new wells and the installation of associated water lines.  Construction was completed during 2005 and final acceptance of the project by the CVWD is expected in 2006.  In addition, the CVWD awarded us a 20-year $20.0 million contract to operate and maintain the treatment plant after completion of construction.

Our Services Group has contracted with our Texas utilities and our New Mexico utility to perform operating services, normal maintenance and construction work and, in addition, to manage capital projects for these utilities.  These contracts were established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, we recognize a profit on sales to regulated affiliates and do not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.

Growth and Backlog

During the past three years, our Services Group has increased revenues and service areas by adding new contracts and construction projects, pursuing renewal and expansion of existing contracts and by making acquisitions.

Revenues included in backlog are generally realized over a multi-year period.  The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these contracts is reflected in the backlog.  MUD contracts are assumed to have a 36-month remaining term, consistent with our experience, and are included in the backlog computation using an assumed 36-month term.  As of December 31, 2005 and 2004, our Services Group backlog was $311 million and $324 million, respectively.

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

Regulation

Our Services Group prices are not subject to regulation.  However, because we provide contract services which include the operation and maintenance of water supply and wastewater facilities owned by cities, public agencies, municipal utility districts and private entities (including our own Utility Group affiliates), we are subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters.

ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the five years ended December 31, 2005, we have acquired the stock or assets of eight businesses that fit our long-term growth goals for our Utility and Services Groups.  Those acquisitions are summarized below.

Utility Group Acquisitions

Windermere Minority Interest.  We have owned 80% of Windermere Utility Company since October 2000.  Windermere is our water and wastewater utility located in the Austin, Texas area.  Pursuant to a shareholder agreement we entered into with the minority stockholder at the time of acquisition, we acquired the remaining 20% of Windermere in December 2005 by issuing 450,644 shares of our common stock which had an aggregate market value of $6.0 million as stipulated in the rights agreement.

Midway Water.  In October 2005, we acquired all of the stock of Midway Water Utilities, Inc., a small water utility serving approximately 370 connections located in Denton County, Texas, for $0.5 million in cash and $0.2 million of assumed liabilities.  Midway will be combined with Monarch Utilities, one of our other Texas-based utilities, allowing us to achieve operating efficiencies by sharing overhead costs and employee competency in this region.

Southwest Water Alabama.  In September 2005, we acquired the assets of a wastewater collection and treatment system located in Shelby County, Alabama, which we operate as Southwest Water Alabama, for $8.6 million in cash.  The acquisition allowed us to expand our regulated utility footprint into Alabama.  Novus Utilities, a contract operations company in Birmingham Alabama we acquired in March 2005, has operated this facility since 1992 and was instrumental in the acquisition process.  This synergy creates operating efficiencies by sharing overhead costs and employee competency in this region.

Monarch Utilities.  In July 2004, we acquired a Texas utility consisting of a collection of rural regulated water systems and wastewater collection and treatment systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P. and renamed the utility Monarch Utilities, Inc.  The acquisition expanded our regulated operations in the state of Texas.  Monarch is operated by our Services Group subsidiary ECO Resources, allowing us to obtain operating efficiencies by sharing overhead costs and employee competency in this region.  The aggregate purchase price was $66 million, comprised of $48 million in cash and the assumption of $18 million in debt.

Services Group Acquisitions

Novus Utilities.  In March 2005, we acquired the assets of a Birmingham, Alabama-based contract operations company we operate as Novus Utilities, Inc.  This acquisition increased our market presence in the southeastern United States and introduced us to the Birmingham, Alabama area.  We paid $2.7 million in cash and assumed $1.1 million of liabilities, which includes $0.6 million of debt, in connection with this acquisition.

ACE Technologies.  In September 2004, our Southwest Environmental Laboratories subsidiary acquired the assets of Houston, Texas-based ACE Technologies, Inc., a water and wastewater testing laboratory for $1.2 million in the form of a promissory note payable to the former owner which we paid off in 2005.  This acquisition allowed us to expand our capacity and expertise in the water and wastewater quality testing field.

Aqua Services.  In November 2002, we acquired the assets of a multi-state contract operations company which we operate under the name Aqua Services LP for $10.3 million in cash and $4.5 million of assumed liabilities.  Aqua Services is based in Houston, Texas and also services clients in Colorado and South Dakota.

CDC Maintenance.  In December 2001, we acquired substantially all of the assets of CDC/Construction Design Company, LTD., a Houston, Texas-based company with experience in underground water and wastewater utility maintenance and manhole rehabilitation.  The aggregate purchase price was $3.2 million, which consisted of $0.2 million in cash and $3.0 million of notes payable to the former owner.  In addition to providing services to its own customer base, CDC also provides services to some of our other Texas-based Services Group companies.

OpTech.  In August 2001, we purchased 90% of the outstanding stock of Operations Technology, Inc. a provider of contract water and wastewater and public works services in the southeastern United States, for a purchase price of $8.2 million.  The purchase price consisted of cash payments of $3.5 million in August 2001 and $0.4 million in January 2002, promissory notes in the aggregate amount of $3.0 million and shares of our common stock with a market value of $1.3 million at the time of acquisition.  The acquisition of OpTech enhanced our contract operations business by extending our client base to the southeast portion of the United States and expanding our range of contract services to include public works functions such as storm water drainage, system maintenance and street repair.

The minority stockholder has the right to require us to purchase the remaining 10% of OpTech for the greater of $1.0 million or a formula-determined amount based on the profitability of OpTech.  In February 2006, the minority stockholder elected to exercise this option.  As a result, we will acquire the stock based on the formula determined amount which will be slightly more than the $1.0 million minimum amount.  The purchase of the shares is expected to occur in March 2006.

Other Acquisitions.  During 2004, we also completed, through our Master Tek subsidiary, several acquisitions in the submetering business.  These acquisitions were structured as asset purchases, primarily of account contracts, account lists, software and other assets.  Under the purchase agreements, we acquired approximately 136,000 active billing and collection units at a cost of $3.8 million in cash and $1.5 million in notes payable.  We sold Master Tek during 2005 as further described below.

Disposition of Master Tek

In June 2005, we sold Master Tek International, Inc, our subsidiary that provided utility submetering and billing and collection services to multi- family residential properties.  We elected to sell Master Tek because of changes in the submetering market which would have required significant capital investments in future years.  We believe growth opportunities involving our core competencies of operating and managing water and wastewater facilities exceed those of the submetering business.

We sold Master Tek for $12.2 million in cash.  We received $11.1 million in cash at closing and $1.1 million was placed into an escrow account which will be released in March 2006 upon final determination of customary representations and warranties.  We used the proceeds from the sale and intend to use the proceeds from the escrow account, when received, to repay borrowings under our bank line of credit.

Master Tek contributed $8.4 million of revenue during 2004 and $3.7 million during the first six months of 2005 prior to the sale.  As a result of the sale, Master Tek is reflected as a discontinued operation in this report.  The sale of this business, which was part of our Services Group, is not expected to affect the operations of our remaining businesses in the Services Group or our Utility Group.

OTHER INFORMATION

Credit Concentration

We have no individual customers who accounted for 10% or more of our consolidated revenues during each of the years in the three-year period ended December 31, 2005, or whose loss would have a material adverse effect on our consolidated or operating segment revenues.

Intellectual Property

The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes.  We do not conduct significant research and development activities.  Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

Employees

At December 31, 2005, we employed approximately 1,600 people.  Approximately 1,450 people were employed in our Services Group, 125 were employed in our Utility Group and 25 people in our corporate office.  Approximately 1% of our employees are represented under a collective bargaining agreement.  We believe relations with our employees are positive.

Dividend History

During the past 20 years, Southwest Water has paid quarterly a cash dividend.  In addition, we have also declared stock dividends or stock splits, paid in the form of stock dividends, annually over the last ten years.  For specific information relative to cash and stock dividends paid during 2005 and 2004, see “Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

COMPANY INFORMATION

We make available free of charge through our internet website our press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our internet website also contains our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers.  Our address is: Southwest Water Company; 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017-3782.  Our telephone number is (213) 929-1800 and our Internet website address is “www.swwc.com.”

ITEM 1A.                                RISK FACTORS

We operate in two business segments: our Utility Group and our Services Group.  There are separate risk factors associated with each.

UTILITY GROUP OPERATIONS

Weather Conditions.  Rainfall and weather conditions affect the financial results of our Utility Group.

•                    Most water use occurs during the second and third quarters of each year when weather tends to be hot and dry.  Depending on the degree of heat and lack of rain, our marginal costs of water may exceed our marginal revenues as we use higher-cost purchased water to meet customer demand.  Therefore, while our revenues may increase, we may experience lower profit margins during periods of peak demand.

•                    Drought or unusually wet conditions may also adversely impact our revenues and profitability.  During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water costs due to supply shortages.  Since a fairly high percentage of our water is used to water yards and fill pools, unusually wet conditions could result in decreased customer demand, lower revenues and lower profit.  Consequently, the results of operations for one quarter should not be used to predict the results of future quarters.

Regulatory Environment.  Changes in the regulatory environment, including restrictions on the rates we are allowed to charge customers, may adversely affect our results of operations.

•                    Our utility subsidiaries are subject to regulation by governmental agencies which establish the rates that we may charge our customers.  These rates are intended, in concept, to permit our utilities to recover operating costs and earn a rate of return on our investment in utility plant and equipment.  Each state regulatory agency sets the rules and policies that allow our utilities to file applications to increase rates as expenses or investment needs increase.  These rules and policies may require that we estimate future expenses or may require that we incur specific expenses before there can be a change in rates.  As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses, or other factors.  For example, in many instances we use electric pumps.  Electric power costs in California have been volatile.  While we intend to use energy-efficient techniques and appropriate equipment, we may seek an increase in rates.  If we were unable to obtain a rate increase that completely offsets the affect of higher power costs, we would realize a decrease in our profitability.

•                    The regulatory agencies may change their rules and policies which may adversely impact our profitability.  In some states, regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency.  Changes in rules and policies, including policies allowing our Services Group to provide operations and maintenance, construction and construction management services to our regulated utilities at fair market value, may adversely impact our operating results.

Water Contamination.  Contamination of our water sources by third parties may adversely affect our operations.

•                    Our water sources are subject to contamination from sewage spills, hazardous materials leaks, or similar events.  We may not be able to recover costs incurred or revenues lost due to such contamination.  Additionally, these events could expose us to environmental liabilities, claims and litigation costs.

Natural Disasters or Terrorist Activities.  We own assets in areas that historically have experienced natural disasters or that may be disrupted by terrorist activities.

•                    Some of our utility operations are located in areas that historically have experienced earthquakes and hurricanes as well as other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant event could adversely impact our ability to deliver water.

•                    Our utility assets could be targeted by terrorists seeking to disrupt services to our customers.

Environmental Risks.  We are subject to environmental risks and may not be able to provide an adequate supply of water to our customers.

•                    Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality.

•                    Even though we continuously treat and test our water supplies to ensure that the water we distribute complies with water quality standards, we cannot assure you that we will be able in the future to reduce contaminants in our wells to acceptable levels at a commercially reasonable cost or at all.

•                    Standards that we must meet are constantly changing and becoming more stringent.  For example, in February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion.  To meet this new standard, we took actions that included constructing two arsenic removal treatment plants costing $2.6 million and we expect that the resulting treatment requirements will increase our cost of the water we provide.  While we may request rate increases to recover these additional costs and the cost of complying with standards enacted in the future, if any, we cannot assure you that we will be successful in obtaining those rate increases.

Water Sources.  We have no assured access to water.

•                    Each of our utilities obtains its water from various sources.  The preferred source is pumping water from aquifers within our service areas.  In the event that our wells cannot meet the customer demand, we have the ability to purchase water from surrounding municipalities, agencies and other utilities.  However, it usually costs us more to purchase water than to produce it.  Furthermore, these alternative sources may not always have an adequate supply to sell us.

•                    To date, we have been able to produce and purchase enough water to meet our current customer requirements in California.  However, we cannot assure you that we will be able to produce or purchase enough water to fully satisfy future customer demand in our California service area.  For example, our California utility purchases water from the MWD, which receives water from the Colorado River.  In 2003, the US Department of the Interior restricted the amount of water that California may receive from the Colorado River.  This restriction may impact the amount of water that the MWD can sell to our California utility in the future.  We are currently examining various options to increase our available water supply in California.  These options include drilling new wells, adding connections to our existing MWD supply lines and constructing water treatment facilities.  We cannot assure you that the results of drilling the wells will be successful, that we will be able to obtain necessary permits to add new supply lines and connections, or that we will be able to obtain regulatory or legislative approval to operate new water treatment facilities.

•                    We can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of our water will not adversely affect our operating results.

SERVICES GROUP OPERATIONS

Competition.  We operate in a competitive market.

•                    Our Services Group competes with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts.

•                    Due to the nature of our contract operations business, and to the very competitive nature of the market, we must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other companies.  Our inability to achieve this balance could adversely impact our results of operations.

Revenue Growth.  Our revenue growth depends upon our ability to generate new as well as to renew operating contracts with cities, other agencies and municipal utility districts.

•                    Because we are selling our services in a political environment, we are subject to changing trends and municipal preferences.  Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services.  In the United States, municipalities own and municipal employees operate the majority of water and wastewater systems.  A significant portion of our

Services Group’s marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities.  The existing political environment means that decisions are based on many factors, not just economic factors.

Weather Conditions.  Events such as heavy rain, hurricanes, tornadoes and floods may affect our results of operations.

•                    Our Services Group contract operations can be impacted by heavy rainfall which may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

•                    Severe weather conditions, such as hurricanes, tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our firm, fixed-price O&M contracts, and may adversely impact our results of operations.

Construction Contract Performance Risk.  Services Group contracts for the design and construction of water and wastewater projects may expose us to certain completion and performance risks.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Contractual Commitments and Indemnities.”

•                    We have entered into, and may continue to enter into, design and construction contracts for water and wastewater facilities.  These construction activities involve potential risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases for reasons beyond our control.  These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the design, construction or operation of the project.  To minimize our exposure to the risks associated with construction projects, we attempt to procure maximum price contracts from significant subcontractors, and secure performance and completion bonds from those subcontractors.

•                    Certain of our contracts are fixed-price contracts, where we may bear all, or a significant portion of, the risk for cost overruns.  Under these fixed-price contracts, our contract pricing is established in part based on fixed, firm subcontractor quotes or contracts and on cost and scheduling estimates.  These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues.  If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and we could experience reduced profits or, in some cases, a loss for that project.  There can be no assurance that we can avoid additional costs under these types of contracts.

Environmental and Water Quality Risks.  Our Services Group is subject to environmental and water quality risks.

•                    Our clients, municipalities or public agencies are the owners of the facilities that we operate under contract.  These facilities must be operated in accordance with various federal and state water quality standards.  We also handle certain hazardous materials at these facilities, such as chlorine gas and hydrogen sulfide.  Any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs.  We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

Escalating Costs.  Our operating costs, construction costs and costs of providing services may rise faster than our revenues.

•                    Many of our contracts with municipalities include contractual price increases tied to national consumer price indices.  However, our costs are subject to market conditions and other factors, which may increase significantly higher than a generalized price index.  The largest component of our operating costs is made up of salaries and wages.  These costs are impacted by the local supply and demand for qualified labor.  Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs.  These costs may increase at rates higher than a price index and may have a material adverse effect on our future results of operations.

Contract Cancellations.  Our operations and maintenance contracts may be canceled, reducing our revenues and backlog.  Also, we may not secure new construction and construction management projects on a consistent basis, leading to fluctuations in revenues and backlog.

•                    Our Service Group revenue backlog consists of new and existing contracts.  We include new contracts in the backlog when we have a signed contract.  Revenues included in our backlog may be realized over a multi-year period.  The O&M contracts signed by our Services Group typically have durations of three to five years, and the uncompleted remaining portion of these existing contracts is reflected in the backlog.  Although our Services Group tends to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract.  The inability to renew existing contracts could have a material adverse impact on our Services Group.  In addition, a municipality could cancel a long-term contract without notice.  This would result in loss of revenues and operating profits and could involve us in litigation if a breach of contract occurs.

OTHER RISK FACTORS

Capital Resources.  Our capital resources may restrict our ability to operate and expand our business.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Contractual Commitments and Indemnities.”

•                    We anticipate that our available line of credit borrowing capacity, cash balances, cash flow generated from operations, and execution of additional financing alternatives will enable us to continue operating and expanding our business.  We may be unable to renew our credit facilities when they expire.  We may be unable to execute additional financing alternatives at terms that we find acceptable.  If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending would be reduced or delayed, and any future acquisitions would be delayed or eliminated.  While we have the ability to take these actions, they could negatively impact our revenues, revenue growth and profitability.

Debt Covenants.  We are subject to debt covenants.

•                    We are obligated to comply with specified debt covenants under certain of our loan and debt agreements.  Failure to maintain compliance with these covenants could limit future borrowing, and we could face penalties, increased borrowing costs, litigation, acceleration of maturity schedules and cross default issues.  Such actions by our creditors could have a material adverse effect on our results of operations.

Geographic Diversity.  Our operations are subject to certain risks due to their location.

•                    We own or operate water and wastewater facilities in numerous locations in numerous states and, consequently, we are subject to widely differing weather, political, water supply, labor supply, utility cost, regulatory, economic and other risks in the areas we service.  We cannot control these risks.  However, we believe that our broad geographic service area, while exposing us to these risks in numerous local markets, provides us a certain amount of geographical diversification against these risks at a consolidated company level.

Internal Control Weaknesses.  Internal control weaknesses could have an adverse effect on us.

•                    As reported under Item 9A of our 2004 Form 10-K, our management concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2004.  Management took steps to remediate the material weakness which resulted in an assessment that management maintained effective internal control over financial reporting as of December 31, 2005.  Controls that function effectively today may become inadequate due to changes in conditions.

•                    Insufficient internal controls could result in lack of compliance with contractual agreements, misstatements in our financial statements in amounts that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Information Technology.  We rely on a number of complex business systems that could malfunction.

•                    Our businesses are dependent on several complex business systems that must function reliably in order for us to operate effectively.  Among other things, system malfunctions could prevent us from operating or monitoring our facilities, billing accurately and timely analyzing financial results.  Our profitability and cash flow could be impacted negatively in the event these systems do not operate effectively.

Uninsured Risks.  We retain certain risks not covered by our insurance policies.

•                    We evaluate our risks and insurance coverage annually.  Our evaluation considers the costs, risks and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage.  Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings.  We cannot assure you that we will not face uninsured losses pertaining to the risks we have retained or that such uninsured losses will not affect our financial condition, liquidity and results of operations.

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                         PROPERTIES

FACILITIES

Administrative Offices

We lease administrative office and warehouse space at 16 locations in Alabama, California, Texas, New Mexico, Colorado, Georgia, and Mississippi.  In aggregate, these office and warehouse facilities total approximately 166,000 square feet.  In addition, we own administrative and warehouse space at four locations in Alabama, California and Texas.  In the aggregate, the facilities we own total approximately 44,600 square feet of office space.  We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth.  The majority of our operations do not require uniquely specialized facilities, and we believe that additional or alternative office space is available, if required, at reasonable prices.  We may relocate some of our offices as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

Property, Plant and Equipment

The majority of our property, plant and equipment is held in the Utility Group.  Property, plant and equipment, net of accumulated depreciation, as of December 31, 2005, was as follows:

Property, Plant and Equipment, Net

(In thousands)	December 31, 2005

Utility Group:
California	$98,660
Texas	142,749
New Mexico	82,553
Alabama	8,456
Oklahoma	609
Total Utility Group	333,027

Services Group	11,038
Corporate	756
Total property, plant and equipment, net	$344,821

Water Production and Distribution Systems

Our utilities subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers.  Our utilities have rights-of-way and easements in their service areas necessary to provide water services.  Water production and distribution facilities held by our utilities as of December 31, 2005 were as follows:

Water Production and Distribution Systems

	California	Texas	New Mexico

Transmission and distribution mains (in miles)	852	946	214
Storage reservoirs	32	344	5
Storage reservoir capacity (in million of gallons)	74	10	12
Active wells	16	213	5
Approximate pumping capacity (in gallons per minute)	39,100	22,500	10,200

Wastewater Facilities

We also own and operate wastewater collection and sewage treatment systems.  These utilities also have rights-of-way and easements in their service areas necessary to provide their services.  Wastewater collection and sewage treatment facilities held by our utilities as of December 31, 2005 were as follows:

Wastewater Collection and Sewage Treatment Systems

	Texas (1)	New Mexico (2)	Alabama

Interceptor and collection lines (in miles)	185	163	101
Lift stations	44	3	1

(1)          Consists of 13 separate collection and treatment systems.

(2)          Wastewater is treated at a city-owned facility.

CAPITAL EXPENDITURES, REPAIRS AND MAINTENANCE

We believe that our properties are maintained in good condition and in accordance with current standards of good industry practice.  We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization.  We intend to continue our capital expenditure program, constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the regulating authorities.  Our employees perform normal maintenance and construction work on these facilities while major construction projects are normally performed by general contractors.  Ongoing maintenance and repairs expenses in our Utility Group, as a percentage of Utility Group revenue, for the three years ended December 31, 2005 were as follows:

Utility Group—Maintenance and Repairs as a Percent of Revenues

	Years Ended December 31,
	2005		2004		2003
(In thousands, except percentage data)	Amount	Percent	Amount	Percent	Amount	Percent

Utility Group	$5,116	6.5%	$4,793	6.9%	$3,613	6.4%

MORTGAGES AND LIENS

Virtually all of our California utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended (the “California Indenture”), securing our California utility’s First Mortgage Bonds.  The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to Southwest Water.  Our California utility pays regular quarterly dividends to Southwest Water.  As of December 31, 2005, our California utility was in compliance with dividend limitations mandated by the California Indenture.

Virtually all of our utility property in New Mexico is subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the “New Mexico Indenture”), securing our New Mexico utility’s First Mortgage Bonds.  The New Mexico Indenture contains certain restrictions common to such types of instruments regarding the disposition of such property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New Mexico utility may pay to Southwest Water.  Our utility in New Mexico pays regular quarterly dividends to Southwest Water.  As of December 31, 2005, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture.

In addition, substantially all of the assets of Monarch Utilities are pledged as security for its three bank term loans and a wastewater treatment facility owned and operated by ECO Resources is pledged as security for economic development bonds issued by the city of Keystone, South Dakota, to finance the construction of that facility.

For additional information, see our consolidated financial statements and the accompanying notes to the financial statements included in this report.

ITEM 3.                                         LEGAL PROCEEDINGS

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services.  In August 2004, the case against us was dismissed; however, the plaintiffs have appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District.  A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

On May 5, 2005, one of our operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The facility was also served with search warrants executed by the EPA.  Our subsidiary has operated this facility since September 2004.  We are cooperating fully with the investigation.

On May 18, 2005, the EPA executed a search warrant at one of our operating subsidiaries in Texas.  The search warrant sought information relating to our subsidiary’s laboratory operations.  We are cooperating fully with the investigation.

Southwest Water and our subsidiaries are subject to litigation arising in the ordinary course of operations.  We believe the ultimate resolution of all matters that have been brought to our attention will not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The following table shows the range of market prices of Southwest Water’s common stock.  Our common stock is traded on the NASDAQ Stock Market under the symbol SWWC.  There were 3,038 stockholders of record as of March 6, 2006.

The prices shown reflect the intra-day high and low bid prices for our common stock without retail markup, markdown or commissions and may not necessarily represent actual transactions.  The price ranges shown in the table, as well as cash dividends declared in each quarter, reflect:

•                    a 4-for-3 stock split in the form of a stock dividend on January 1, 2004;

•                    a 5% stock dividend on January 3, 2005; and

•                    a 5% stock dividend on January 2, 2006.

	Stock Price Range		Cash
	High	Low	Dividend

Year Ended December 31, 2004:

First Quarter	$14.32	$10.78	$0.0431
Second Quarter	13.31	10.30	0.0431
Third Quarter	12.12	10.61	0.0476
Fourth Quarter	13.00	10.99	0.0476

Year Ending December 31, 2005:

First Quarter	13.23	9.75	0.0476
Second Quarter	11.75	9.01	0.0476
Third Quarter	13.92	11.30	0.0476
Fourth Quarter	15.20	12.38	0.0524

Year Ending December 31, 2006:

First Quarter through March 8, 2006 (1)	19.07	13.98	0.0524

(1)                      Cash dividend declared on March 8, 2006 and will be paid on April 20, 2006 to stockholders of record as of March 30, 2006.

DIVIDEND POLICY

Since 1960, our practice has been to pay common stock cash dividends quarterly.  The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors.  Our current quarterly dividend rate is $0.0524 per share of common stock.

RECENT REPURCHASES OF SECURITIES

The following table summarizes the Company’s purchases of its common stock for the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 – October 31, 2005	N/A	N/A	N/A	N/A
November 1, 2005 – November 30, 2005	13,325	$13.37	N/A	N/A
December 1, 2005 – December 31, 2005	N/A	N/A	N/A	N/A
Total	13,325	$13.37	N/A	N/A

(1)                      All of the shares purchased during the period were shares attested to the Company in satisfaction of the exercise price and tax withholding obligations by holders of employee stock options, who exercised options granted pursuant to the Company’s stock option plan.

(2)                      Share and per share amounts have been adjusted to reflect a 5% stock dividend on January 2, 2006.

ITEM 6.                                         SELECTED FINANCIAL DATA

	Years Ended December 31, (1)
(In thousands, except per share data)	2005		2004		2003		2002		2001

Summary of Income Statement Data:

Revenues	$203,181		$179,595		$166,683		$124,442		$107,264
Operating income (2)	18,134		11,244		14,176		10,361		10,622
Other income (expense) (2) (3)	(2)		(5)		(70)		2,556		396
Income from continuing operations	7,301		4,673		7,202		6,028		5,020
Net income	2,399		4,534		7,193		6,002		5,451
Net income applicable to common stockholders	2,375		4,510		7,166		5,975		5,424

Ratio of earnings to fixed changes (4)	2.15	x	1.88	x	2.58	x	2.60	x	2.50	x

Per Common Share Data (5):

Earnings per common share:
Continuing operations:
Basic (2) (3)	$0.35		$0.25		$0.47		$0.42		$0.36
Diluted (2) (3)	0.34		0.24		0.44		0.40		0.34
Applicable to common stockholders:
Basic (2) (3)	0.11		0.24		0.47		0.42		0.39
Diluted (2) (3)	0.11		0.23		0.44		0.40		0.37

Cash dividends per common share	0.20		0.18		0.16		0.15		0.14

	As of December 31, (1)
(In thousands)	2005	2004	2003	2002	2001

Balance Sheet and Other Data:

Additions to property, plant and equipment	$36,970	$25,653	$21,791	$25,633	$14,669
Total assets	444,725	404,809	296,222	268,744	225,186
Total debt (6)	127,095	118,560	75,799	81,343	66,354
Stockholders’ equity	145,253	126,198	79,667	61,837	55,718

(1)                      Reflects historical selected consolidated financial statement data derived from the audited consolidated financial statements and related notes for the periods, reclassified to reflect Master Tek, which was sold during 2005, as a discontinued operation.  Also reflects the results of operations and financial position of companies acquired for all periods subsequent to their respective acquisition dates.  See “Item 1.  Business—Significant Acquisitions and Dispositions” for additional information.

(2)                      In 2005, 2004 and 2003, operating income includes reimbursement of incremental costs pursuant to a 2002 settlement agreement.  In 2001, we were required to remove some of our wells from service due to chemical contamination.  This has resulted in our California utility purchasing a significant portion of its water supply from other sources since 2001.  In May 2002, a settlement agreement was reached among some of the parties allegedly responsible for the contamination and our California water utility.  Pursuant to the agreement we received reimbursement of $1.7 million ($0.08 per share, net of tax) in 2002 for incremental water and energy costs incurred in 1999, 2000 and 2001 arising from the contamination.  Since this reimbursement was an unusual event, we recorded the $1.7 million in other income rather than as an increase to operating income in accordance with the provisions of APB No. 30, Reporting the Results of Operations.

As a result of the settlement agreement, we have received, and we expect to continue receiving, monthly reimbursement from the allegedly responsible parties for the incremental costs until completion of remediation.  For 2005, 2004, 2003 and 2002 the reimbursements were $3.4 million, $3.3 million, $4.0 million and $3.2 million, respectively.  Since the reimbursements are ongoing and no longer considered an unusual event, the reimbursements are recorded as a reduction of operating expenses and therefore increase operating income for 2005, 2004 and 2003.  The reimbursements, net of tax, for 2005, 2004, 2003 and 2002 were $0.10, $0.10, $0.16 and $0.14 per share, respectively.

(3)                      In 2002, other income also includes a $1.0 million gain ($0.05 per share, net of tax) resulting from the termination of a pension plan.

(4)                      For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income or loss from continuing operations before income taxes and fixed charges, minus interest capitalized.  Fixed charges consist of:

•                  interest, both expensed and capitalized;

•                  amortization of debt expense and discount or premium relating to any indebtedness; and

•                  one-third of rental expenses under operating leases which is considered to be a reasonable approximation of the interest portion of such expense.

(5)                      All earnings and cash dividend per common share have been retroactively adjusted to reflect the following distributions:

•                  a 5% stock dividend on January 2, 2006;

•                  a 5% stock dividend on January 3, 2005,

•                  a 4-for-3 stock split in the form of a stock dividend on January 1, 2004,

•                  a 5% stock dividend on January 1, 2003, and

•                  a 5% stock dividend on October 1, 2001.

(6)                      Total debt is defined as total borrowings under bank lines of credit and long-term debt, including current maturities.

ITEM 7               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Southwest Water Company.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements included in this report.  MD&A contains forward-looking statements (See “Forward-Looking Statements” on page 1 of this report).

OVERVIEW

Southwest Water Company provides a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services.  We own regulated public utilities and also serve cities, utility districts and private companies under contract.  Our subsidiaries are segmented into two operating groups: our Utility Group and our Services Group.

Utility Group

Our Utility Group owns public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas.  Except for our California utility, our utilities are operated by companies in our Services group, which we describe below.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  The rates that our regulated utility subsidiaries charge for water and wastewater usage are established by state or local authorities.

Utility Group revenues reflect fees earned for the production and distribution of water and the collection and treatment of sewage for residential, business, industrial and public authority use.  The group’s operating expenses reflect the costs associated with purchasing, producing and distributing water, collecting and treating wastewater, salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.

Services Group

Our Services Group operates our contract service businesses in which we operate and maintain water and wastewater facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including most of our own utilities.  Our Services Group operates primarily in Alabama, California, Colorado, Georgia, Mississippi, New Jersey, New Mexico, South Dakota and Texas.  While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group’s pricing is not subject to regulation.

Services Group revenues reflect fees earned for water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, public works and state-certified water and wastewater laboratory analysis. Our Services Group also facilitates the design, construction, project management, and operating aspects of various water and wastewater projects.  The group’s operating expenses reflect salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.  Most work performed by the Services Group is required to be performed by state licensed and certified technicians.

Selling, general and administrative expenses consist of costs related to personnel, facilities, insurance, consulting and professional services, which support our sales, marketing, human resources, finance and administration functions for the entire company.

Acquisitions and Dispositions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions and, in 2005, a disposition.  Our most recent significant acquisitions, which affect the comparability of the historical financial condition and results of operations described in the MD&A, are:

Utility Group

•                  Monarch Utilities, a Texas-based water utility, acquired in July 2004;

•                  an Alabama-based wastewater collection and treatment system, which we operate as Southwest Water Alabama, in September 2005;

Services Group

•                  Ace Technologies, a Texas-based water and wastewater testing laboratory, acquired in September 2004; and

•                  Novus Utilities, an Alabama based contract operations company, acquired in March 2005.

In June 2005 we sold Master Tek International, Inc., our submetering business that provided multi-family residential utility metering, billing and collection services for residential properties.  The sale of this business, which was part of our Services Group, is not expected to affect the operations of our remaining businesses in the Services Group or our Utility Group.  As a result of the sale, the business we sold is reflected as a discontinued operation in our consolidated financial statements and the discussion below reflects only continuing operations for all periods.

BUSINESS OUTLOOK

The water and wastewater industry generates annual revenues in excess of $55 billion in the United States. Both services are primarily owned by government municipalities. Growing regulatory complexity and escalating water quality awareness has led to a dwindling supply of low-cost potable water. The market is characterized by an aging and deteriorating municipal infrastructure and there is minimal state and federal government funding available to upgrade these systems to meet the higher standards. The EPA estimates that an investment of up to a trillion dollars may be needed over the next 20 years. These factors lead us to a very positive outlook for growth in our industry as more government entities look to the private sector to help them meet these challenges.

We intend to grow our market share of this industry by focusing on both increasing the number of utilities we own and on increasing the dollars generated by operating and maintaining government-owned utilities. Our long-term strategic plan is to increase our profitability through acquisitions and organic growth in both our Utility Group and our Services Group.

The Utility Group growth strategy focuses on accretive acquisitions, organic customer growth and managing rate proceedings. We look to acquire profitable utilities located within our geographic footprint, thereby expanding our presence in a region and gaining economies of scale. Some of our utilities experience new development in their service areas which generates organic growth through increased customer connections. We manage rate proceedings to ensure a reasonable rate of return on investments in our capital assets.

The Services Group growth strategy focuses on expanding our client base, making profitable acquisitions and providing peripheral services such as water supply/treatment projects. By pursuing new operations and maintenance contracts with cities, municipalities and private owners of water and wastewater utilities within our geographic footprint, we expand our presence in a region and gain economies of scale. We look to expand the scope of our contracts with current clients by adding additional services such as billing and collections and providing capital improvement project management services. We offer peripheral services to our clients such as laboratory testing and meter replacement. An opportunity unique to our business model is that it includes an integrated strategy which means the Services Group provides construction and operation and maintenance services for our Utility Group. This provides us with economies of scale. In addition, we are pursuing federal government contracting opportunities as the government has an initiative to transfer the responsibility for the operation and maintenance of its utility systems to the private sector. We also continue to aggressively pursue acquisitions of small, strategic service companies that expand our geographic presence and give us knowledge of the regions water and wastewater needs. We feel this positions us for growth both in the service as well as the utility side of the business as municipalities look to form public/private partnerships. This was demonstrated in 2005 by our March acquisition of Novus Utilities, a contract operations business in Alabama which in turn led to the acquisition of a utility business, Southwest Water Alabama, in September 2005.

RESULTS OF OPERATIONS

2005 Compared to 2004

Revenues.  Revenues increased $23.6 million, or 13.1%, to $203.2 million for the year ended December 31, 2005 from $179.6 million for the year ended December 31, 2004.  By segment, revenues increased as follows:

				Percent of Revenues
(In thousands, except percentage data)	2005	2004	Increase (Decrease)	2005	2004

Utility Group	$78,884	$69,420	$9,464	38.8%	38.7%
Services Group	124,297	110,175	14,122	61.2	61.3
Total	$203,181	$179,595	$23,586	100.0%	100.0%

Utility Group.  Revenues increased $9.5 million, or 13.6%, to $78.9 million for the year ended December 31, 2005, from $69.4 million for the prior year.  The increase was primarily due to the following:

•                  a $9.0 million increase attributable to including a full year of revenue for Monarch Utilities which we acquired in  mid-July 2004;

•                  a $1.2 million increase from our New Mexico and Texas utilities primarily resulting from an increase in the number of connections;

•                  a $0.9 million increase from higher rates at our California utility; and

•                  a $0.6 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; offset by

•                  a $2.2 million decrease in revenues from our California utility due to lower consumption as a result of cooler temperatures and higher rainfall versus the prior year.

Services Group.  Revenues increased $14.1 million, or 12.8%, to $124.3 million from $110.2 million for the prior year.  The increase in revenues was primarily due to the following:

•                  a $15.7 million increase in revenues associated with contract operations and maintenance work, primarily work performed for our Utility Group, as well as increased construction work; and

•                  a $5.6 million increase resulting from the acquisition of a laboratory at the end of the third quarter of 2004 and the acquisition of an Alabama-based contract operations company; offset by

•                  a $7.2 million decrease in revenues related to the construction of a reverse osmosis plant which had been under construction since 2003 and was completed during 2005.

Hurricanes Katrina and Rita affected the Gulf Coast region of the United States during the third quarter of 2005 causing significant damage.  Our Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states.

The water and wastewater infrastructure for five clients we service in Mississippi was disabled by Hurricane Katrina.  The contracts with our clients provide that we can incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers.  In addition, our clients requested we assist with the removal of debris to enable access for emergency vehicles and residents.  We incurred $0.7 million of overtime labor costs and emergency out-of-pocket operating expenses related to these emergency recovery efforts for our clients during 2005 which are reflected as operating expenses.  We have billed our clients $0.8 million for these emergency services and we are assisting our clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs.  We recognized revenues of $0.8 million during 2005 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition.  The $0.8 million we have billed for these emergency services is reflected in accounts receivable as of December 31, 2005 of which $0.4 million has been collected as of February 2006.

In addition, we incurred $0.2 million of expenses in 2005 in support of our employees’ recovery from the effects of Hurricane Katrina.  We also incurred less than $0.1 million of costs related to preparing for Hurricane Rita, principally temporary infrastructure relocation expenses.  These costs were recorded as an operating expense during 2005 and were not reimbursable by FEMA or recoverable through insurance.

Expenses.  Expenses increased $16.7 million, or 9.9%, to $185.0 million for the year ended December 31, 2005 from $168.3 million for the year ended December 31, 2004 as follows:

			Increase	Percent of Revenues *
(In thousands, except percentage data)	2005	2004	(Decrease)	2005	2004

Utility Group operating expenses	$44,359	$40,579	$3,780	56.2%	58.5%
Services Group operating expenses	109,901	100,883	9,018	88.4	91.6
Selling, general and administrative expenses	30,787	26,889	3,898	15.2	15.0
Total	$185,047	$168,351	$16,696	91.1	93.7

*                 Utility Group and Services Group operating expenses are computed as a percent of their respective revenues.  Selling general and administrative expenses and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses.  Operating expenses increased $3.8 million, or 9.3%, to $44.4 million during the year ended December 31, 2005, from $40.6 million for the prior year.  The increase in operating expenses was primarily due to the following:

•                  a $6.3 million increase attributable to our acquisition of Monarch Utilities in mid-July 2004;

•                  a $0.4 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; offset by

•                  a $2.9 million reduction in operating expenses at our California utility resulting from lower production as a result of above average rainfall and cooler temperatures during the year.

Operating expenses were 56.2% and 58.5% of related revenues for the year ended December 31, 2005 and 2004, respectively.  The decrease is caused, in part, by lower operating expenses at our California utility associated with lower water consumption.  The lower consumption enabled us to reduce the amount of water purchased from outside sources, which is generally at prices higher than the cost of water pumped from our own wells.

Services Group Operating Expenses.  Operating expenses increased $9.0 million, or 8.9%, to $109.9 million for the year ended December 31, 2005 from $100.9 million during the same period of 2004.  The increase in operating expense was due to the following:

•                  a $11.2 million increase resulting from higher levels of contract operations and maintenance work, primarily those performed for our Utility Group, as well as increased construction work; the increase results from increased staffing, fleet expenses and material costs related to the additional contract work; and

•                  a $5.2 million increase resulting from acquisitions in the latter part of 2004 and early 2005; offset by

•                  a $7.4 million decrease in construction work related to a reverse osmosis plant, which has been under construction since 2003 and was substantially completed as of December 31, 2005.

Operating expenses as a percentage of the related revenues decreased to 88.4% for the year ended December 31, 2005 compared to 91.6% for the same period last year.  A majority of the operating expenses for the Services Group, such as labor and related fringe benefits and service vehicle fleet costs, are fixed in nature.  The high percentage in 2004 was due to those fixed costs being absorbed by a lower revenue base.  Revenues in 2004 were depressed because of higher than normal rainfall which impeded our ability to perform additional construction, operating and maintenance work.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.9 million, or 14.5%, to $30.8 million for the year ended December 31, 2005 compared to $26.9 million during the same period of 2004.  Selling, general and administrative expenses, as a percent of revenue, remained constant at 15% for the years ended December 31, 2005 and 2004.  The dollar increase in selling, general and administrative expenses was primarily due to the following:

•                  a $2.4 million increase attributable to our Monarch Utilities and other acquisitions which occurred in late 2004 and early 2005;

•                  a $1.5 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth; and

•                  a $1.6 million increase in legal, audit and outside services fees, most of which is attributable to supporting the expanding business base and fill in for temporary shortages in headcount; offset by

•                  a $1.6 million decrease in costs associated with Sarbanes-Oxley Act compliance.

Other Income (Expense).  Other expense increased $2.9 million, or 72.7%, to $6.8 million for the year ended December 31, 2005 from $3.9 million for the year ended December 31, 2004 as follows:

(In thousands)	2005	2004	Change

Interest expense	$(7,245)	$(4,988)	$(2,257)
Interest income	475	902	(427)
Gain on sale of land	—	169	(169)
Other	(2)	(5)	3
Total	$(6,772)	$(3,922)	$(2,850)

Interest Expense.  Interest expense increased $2.3 million, or 45.2%, during 2005 compared to 2004.  The major components of interest expense are as follows:

(In thousands)	2005	2004	Increase (Decrease)

Interest expense:
Revolving lines of credit	$1,763	$855	$908
Mortgage bonds and bank term loans	4,391	2,758	1,633
Convertible subordinated debentures	1,157	1,205	(48)
Other indebtedness	623	671	(48)
Total interest incurred	7,934	5,489	2,445
Less capitalized interest	(689)	(501)	(188)
Total interest expense	$7,245	$4,988	$2,257

The increase in total interest incurred is primarily due to an increase in our long-term debt and borrowings on our revolving lines of credit to fund acquisitions and capital spending.  Interest on the higher levels of debt were offset, in part, by lower interest payments on our convertible debentures due to the holders electing to convert $1.1 million of the debentures into common stock and increased capitalization of interest as a result of our increased capital spending.  Our average balances of interest bearing debt outstanding were approximately $125.9 million and $88.1 million for the years ended December 31, 2005 and 2004, respectively.  Our effective weighted average interest rate increased to 6.3% for the year ended December 31, 2005 from 6.2% for the prior year.

Provision for Income Taxes.  Our effective consolidated income tax rates on combined continuing and discontinued operations were 36% for the years ended December 31, 2005 and 2004, excluding the effect a capital loss as further described below.

During the year ended December 31, 2005 we recognized a capital loss of $4.0 million for income tax purposes upon the sale of Master Tek, our discontinued operation.  We will be able to carry back the capital loss to the prior three years and partially offset it against capital gains of $0.7 million realized during those years.  The remaining $3.3 million of capital loss will be carried forward to future years to offset any future capital gains.  The capital loss carryforward expires in 2010.  The $1.2 million tax benefit of the capital loss carryforward has been fully offset by a valuation allowance as of December 31, 2005 because management does not believe it is more likely than not we will generate future capital gains prior to the expiration date of the loss carryforward.

Loss from Discontinued Operations.  Loss from discontinued operations increased $4.8 million to $4.9 for the year ended December 31, 2005 compared to $0.1 last year.  The increase results from a $1.2 million increase in the loss from operations in 2005 compared to 2004 and a $3.6 million net loss realized on the sale.  The operating loss relates primarily to inventory reserves and higher employee costs associated with retention agreements.

2004 Compared to 2003

Revenues.  Revenues increased $12.9 million, or 7.7%, to $179.6 million for the year ended December 31, 2004 from $166.7 million for the year ended December 31, 2003.  By segment, revenues changed as follows:

				Percent of Revenues
(In thousands, except percentage data)	2004	2003	Increase (Decrease)	2004	2003

Utility Group	$69,420	$56,933	$12,487	38.6%	34.2%
Services Group	110,175	109,750	425	61.4	65.8
Total	$179,595	$166,683	$12,912	100.0%	100.0%

Utility Group.  Revenues increased $12.5 million, or 21.9%, to $69.4 million during 2004 from $56.9 million during the prior year.  The increase in revenues was primarily due to the following:

•                  a $7.1 million increase attributable to the July 2004 acquisition of Monarch Utilities;

•                  a $4.0 million increase resulting from rate increases and higher volume sales at our California utility; and

•                  a $1.4 million increase resulting from the favorable effect from an increase in the number of connections at our New Mexico and Texas utilities, excluding the effect of the Monarch acquisition.

Services Group.  Revenues increased $0.4 million, or 0.4%, to $110.2 million from $109.8 million during the prior year.  The increase in revenues was primarily due to the following:

•                  a $3.8 million increase resulting from operations and maintenance contracts which were new in 2004 or initiated in the latter part of 2003, including contracts serving the cities of Pascagoula, Mississippi, Santa Paula and San Simeon, California, as well as Monarch Utilities; we achieved further revenue growth by increasing billing rates and expanding services under certain existing contracts;

•                  a $1.3 million increase resulting from higher revenues from our environmental lab facility; and

•                  a $1.0 million increase resulting from our subsidiaries that provide state-certified water and wastewater laboratory services and government services, some of which were acquired in the latter portion of 2003 or during 2004; offset by

•                  a $5.7 million decrease, from $13.6 million to $7.9 million, related to the construction of the CVWD reverse osmosis water treatment facility which was substantially completed during 2004 and became operational in December 2004.

Our Services Group was affected by unusually heavy precipitation in 2004, primarily in Texas.  Heavy rainfall or storm conditions limited our ability to perform billable work such as pipeline maintenance, manhole rehabilitation, construction and other outdoor services.  Severe weather conditions also resulted in additional labor and material costs to us as we meet the terms of our operations and maintenance contracts.  We believe that higher-than-average precipitation limited or delayed our ability to perform billable services and construction during 2004.  For example, precipitation in the Services Group’s Houston base of operations for the years ended December 31, 2004 and 2003 was as follows:

	Years Ended December 31,
	2004	% of Average	2003	% of Average

Precipitation in inches (Source: Houston Chronicle)	65.06	136%	45.76	96%

Expenses.  Expenses increased $15.8 million, or 10.4%, to $168.3 million for the year ended December 31, 2004 from $152.5 million for the year ended December 31, 2003 as follows:

			Increase	Percent of Revenues *
(In thousands, except percentage data)	2004	2003	(Decrease)	2004	2003

Utility Group operating expenses	$40,579	$33,973	$6,606	58.5%	59.7%
Services Group operating expenses	100,883	97,948	2,935	91.6	89.2
Selling, general and administrative expenses	26,889	20,586	6,303	15.0	12.4
Total	$168,351	$152,507	$15,844	93.7	91.5

*                 Utility Group and Services Group operating expenses are computed as a percent of their respective revenues.  Selling general and administrative expenses and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses.  Operating expenses represented 58.5% and 59.7% of utility revenues for 2004 and 2003, respectively.  Operating expenses increased $6.6 million, or 19.4%, to $40.6 million during 2004 from $34.0 million during 2003.  The increase in operating expenses was primarily due to the following:

•                  a $5.0 million increase attributable to the acquisition of Monarch Utilities in July 2004;

•                  a $1.3 million increase for utility plant maintenance and repair costs; and

•                  a $0.3 million charge related to a doubtful account for a California industrial customer.

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

Services Group Operating Expenses.  Operating expenses represented 91.6% and 89.2% of revenues for 2004 and 2003, respectively.  Operating expenses increased $2.9 million, or 3.0%, to $100.9 million during 2004 from $98.0 million during 2003.  The increase was due primarily to the following:

•                  a $3.2 million increase in operating expenses incurred by subsidiaries established or acquired in the latter portion of 2003 or during 2004 that provide state-certified water and wastewater laboratory services and government services;

•                  a $1.9 million increase due to costs to provide services under certain significant contracts with the cities of Pascagoula, Santa Paula and San Simeon, as well as Monarch Utilities, which were new in 2004 or initiated in the latter portion of 2003;

•                  a $1.7 million increase related to increased business at our environmental lab facility;

•                  a $0.8 million increase related to a loss accrual for the Virginia Beach wastewater collection system rehabilitation project and the write-off of related uncollectible construction receivables; and

•                  a $4.7 decrease in construction costs, to $8.2 million from 12.9 million, for the reverse osmosis water treatment facility in California that was substantially completed during 2004.

Services Group operating expenses, as a percent of revenues, increased from 89.2 % in 2003 to 91.6% in 2004.  Many of our Services Group contracts contain annual contractual price increases tied to national consumer price indices.  We believe that these consumer price indices may not fully reflect the inflation in key costs in our Services Group, such as salaries and wages for our skilled workforce, employee health insurance costs, general liability and workers compensation insurance costs and fuel costs for our vehicles.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased as a percentage of revenues to 15.0% in 2004 from 12.4% in 2003.  Selling, general and administrative costs increased $6.3 million, or 30.6%, to $26.9 million for 2004 from $20.6 million during the prior year.  The increase was primarily due to:

•                  a $2.6 million increase due to our efforts to prepare for and comply with section 404 of the Sarbanes-Oxley Act of 2002 and related regulations;

•                  a $1.9 million increase due to increases in professional fees, facilities costs, and labor and benefits costs for administrative employees;

•                  a $0.6 million increase attributable to Monarch Utilities since its acquisition in July 2004;

•                  a $0.5 million increase due to executive separation and retention charges;

•                  a $0.4 million increase due to a charge for doubtful receivables related to a strategic development partnership; and

•                  a $0.3 million increase for increased new business development costs associated with the research of potential new projects.

Other Income (Expense).  Other expense increased $0.7 million, or 23.1%, to $3.9 million for the year ended December 31, 2004 from $3.2 million for the year ended December 31, 2003 as follows:

(In thousands)	2004	2003	Change

Interest expense	$(4,988)	$(4,181)	$(807)
Interest income	902	336	566
Gain on sale of land	169	728	(559)
Other indebtedness	(5)	(70)	65
Total	$(3,922)	$(3,187)	$(735)

Interest Expense.  Interest expense increased $0.8 million, or 19.3%, during 2004 compared to 2003.  The major components of interest expense are as follows:

(In thousands)	2004	2003	Increase (Decrease)

Interest expense:
Bank lines of credit	$855	$933	$(78)
Mortgage bonds and bank term loans	2,758	2,112	646
Convertible subordinated debentures	1,205	1,350	(145)
Other	671	429	242
Total interest incurred	5,489	4,824	665
Less capitalized interest	(501)	(643)	142
Total interest expense	$4,988	$4,181	$807

The increase in total interest expense is primarily due to an increase in our long-term debt.  Our average balances of long-term debt outstanding were $88.1 million and $77.4 million for 2004 and 2003, respectively.  This increase in our average debt was primarily driven by debt incurred in our acquisition of Monarch Utilities.

In addition, our weighted average borrowing rates increased to 6.9% during 2004 from 6.6% during 2003.

Gain on Sales of Land.  We recognized a $0.2 million pretax gain on sales of surplus land in 2004.  We recognized a $0.7 million pretax gain on the sale of surplus land in 2003.

Provision for Income Taxes.  Our effective income tax rate was 36% for the years ended December 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our overall objectives with respect to liquidity and capital resources are to:

•                  generate sufficient operating cash flows to service our debt and tax obligations, fund capital improvements and organic growth, and pay dividends to our stockholders;

•                  utilize our credit facility for major capital improvements and to manage seasonal cash needs;

•                  obtain external financing for major acquisitions; and

•                  maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Years Ended December 31,		Increase
(In thousands)	2005	2004	(Decrease)

Net cash provided by (used in):
Continuing operations:
Operating activities	$24,691	$17,137	$7,554
Investing activities	(40,076)	(77,254)	37,178
Financing activities	18,154	65,273	(47,119)
Total continuing operations	2,769	5,156	(2,387)

Discontinued operations:
Operating activities	(788)	(801)	13
Investing activities	(73)	(3,871)	3,798
Financing activities	(532)	(909)	377
Total discontinued operations	(1,393)	(5,581)	4,188
Increase (decrease) in cash and cash equivalents	$1,376	$(425)	$1,801

Cash Flows From Operating Activities.  Net cash provided by operating activities increased by $7.6 million in 2005 compared to the prior year.  Operational aspects of our businesses that affected working capital in 2005 versus 2004 are highlighted below:

•                  increased revenues generated by our Utility Group, resulting from the Monarch Utilities acquisition in July 2004 and customer connection growth in New Mexico and Texas;

•                  the benefit from increased water rates at our California utility; and

•                  favorable weather conditions for both our Utility and Services Group.

Cash Flows From Investing Activities.  Cash used in investing activities totaled $40.1 million in 2005 compared to $77.3 million during 2004 as follows:

	Years Ended December 31,		Increase
(In thousands)	2005	2004	(Decrease)

Cash flows used in (provided by) investing activities:
Additions to property, plant and equipment	$36,970	$25,653	$11,317
Acquisition of businesses, net of cash acquired	12,312	48,870	(36,558)
Proceeds from the sale of discontinued operations	(9,206)	—	(9,206)
Purchase of minority interest	—	2,900	(2,900)
Other	—	(169)	169
Net cash used for investing activities	$40,076	$77,254	$(37,178)

The following table summarizes additions to property, plant and equipment additions for 2005 and 2004.

	Years Ended December 31,
(In thousands)	2005	2004

Company-financed additions	$33,448	$22,818
Capital improvement reimbursements	949	323
Cash contributions received in aid of construction	2,573	2,512
Total cash additions to property, plant and equipment	36,970	25,653
Non-cash contributions in aid of construction	5,738	6,677
Total additions to property, plant and equipment	$42,708	$32,330

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our Texas and New Mexico utilities.  Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.  In 2006, we expect to spend approximately $31.0 million on cash additions, principally within our Utility Group, and expect to receive $11.0 million of CIAC resulting in total expected additions to property, plant and equipment of about $42.0 million.

We also made substantial investments in acquisitions during 2005 and 2004 and expect we will continue to do so in the future.

In addition, in December 2005 we acquired the 20% minority interest in Windermere Utility Company that we did not already own pursuant to a shareholder agreement we entered into in 2000 when we acquired our 80% ownership interest.  Pursuant to the agreement, we acquired the 20% interest by issuing 450,644 shares of our common stock with an aggregate market value of $6.0 million to the minority stockholder in exchange for the remaining shares.  Because this was a non-cash, stock-for-stock exchange, the transaction is deemed to be a non-cash investing and financing activity.

Cash Flows From Financing Activities.  During 2005, we financed our growth through a broad range of capital initiatives:

•                  entered into a new, five-year, $100.0 million revolving line of credit, which replaced three separate lines of credit with an aggregate borrowing capacity of $50.0 million that was due to expire in 2006;

•                  issued $20.0 million of 6.10% term loan due in 2031 and used the proceeds to repay credit facility borrowings; and

•                  received $12.1 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan.

Aggregate borrowings under our revolving lines of credit increased by a net $7.0 million during 2005 compared to 2004 primarily due to our acquisition activities.  Our borrowing availability under our credit facility was $65.9 million as of December 31, 2005.

During 2005, we paid dividends totaling $4.2 million and our quarterly dividend rate is currently $0.0524 per common share.  We also financed the acquisition of the 20% minority interest in Windermere Utility Company that we did not already own by issuing 450,644 shares of our common stock with an aggregate market value of $6.0 million to the minority stockholder in exchange for the remaining shares.  Because this was a non-cash, stock-for-stock exchange, the transaction is deemed to be a non-cash investing and financing activity.

Cash Flows From Discontinued Operations.  Net cash used in discontinued operations was $1.4 million during 2005 compared to $5.6 million in the prior year.  The decrease is caused by several acquisitions during 2004 that were structured as asset purchases in which we paid $3.8 million in cash.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of December 31, 2005, as well as an estimate of the periods during which these payments are expected to be made.

		Years Ended December 31,
(In thousands)	Total	2006	2007 and 2008	2009 and 2010	2011 and Beyond

Long-term debt (1):
Bank line of credit (2)	$30,000	$—	$—	$30,000	$—
Mortgage bonds (3)	43,000	8,000	—	—	35,000
Bank term loans (4)	33,441	823	1,645	1,646	29,327
Convertible subordinated debentures (5)	16,108	—	—	—	16,108
Economic development revenue bonds (6)	2,130	100	220	245	1,565
Notes payable (7)	1,395	569	826	—	—
Total long-term debt	126,074	9,492	2,691	31,891	82,000

Repayment of advances for construction (8)	9,482	1,004	1,196	720	6,562
Lease assignment obligations (9)	2,708	269	2,439	—	—
Operating lease obligations	36,573	6,722	10,569	5,729	13,553
Total obligations as of December 31, 2005	$174,837	$17,487	$16,895	$38,340	$102,115

(1)                      Excludes interest payments, which are described in the following notes.  The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report.

(2)                      The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain.  Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary based on our consolidated debt to equity ratio.  The weighted-average interest rate on our bank line of credit borrowings was 5.37% as of December 31, 2005.

(3)                      Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.78% and is payable semiannually.

(4)                      Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.57% and is payable semiannually.

(5)                      Interest on the convertible debentures is fixed at a 6.85% annual rate and is payable quarterly.  The debentures are convertible, at the option of the holder, into shares of our common stock at any time prior to their maturity.

(6)                      Interest on the economic development bonds is fixed at a weighted-average annual interest rate of 5.92% and is payable semiannually.

(7)                      Interest is payable either monthly or quarterly at rates ranging from 5.0% to 7.5% per year.

(8)                      Advances for construction are non-interest bearing.

(9)                      Interest on the lease assignment obligations is fixed at a weighted-average interest rate of 8.39% and is payable monthly.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2005, we had working capital of approximately $7.2 million and $65.9 million of additional borrowings available under our line of credit facility which expires on April 1, 2010.  In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $68.4 million of first mortgage bonds as of December 31, 2005.  However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders.  The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations.  Dividends have averaged $3.0 to $4.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $40.4 million as of December 31, 2005.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants.  To date we have issued approximately $44.0 million of common stock under the shelf registration, and about $6.0 million remains available for issuance as of December 31, 2005.  We may offer any of these securities for sale at any time and from time to time.

As of December 31, 2005, we have contractual obligations totaling $174.8 million, $17.5 million of which is due during 2006.  We were in compliance with all loan agreement covenants during the year ended December 31, 2005.  We have $8.0 million of mortgage bonds maturing in 2006 which we expect we will be able to refinance through the sale of new mortgage bonds or retire with funds borrowed under our credit facility.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($65.9 million of which was available as of December 31, 2005 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service obligations for the next twelve months.  However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

In 2002, we were retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, we obtained a $3.4 million standby letter of credit as collateral to insure our performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and upon final acceptance of the completed project by the CVWD, which is expected in 2006, the standby letter of credit will be terminated.

We now operate the completed plant under a twenty-year operating agreement.  The CVWD service contract contains certain guarantees related to our performance, including certain liquidated damages in the event of failure on our part to perform not caused by uncontrollable circumstances as defined in the service contract.  During the twenty-year term, we may be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD.  Also, we have made other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

As part of the financing for this project, the CVWD sold insured municipal bonds.  We entered into an agreement with the bond insurer to guarantee our performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default.  During the twenty-year operation of the facility, such liability caps will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility, estimated to be approximately $1.5 million.

We had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under our credit facility, including the CVWD letter of credit described above as of December 31, 2005.

During our normal course of business, we have entered into agreements containing indemnities pursuant to which we may be required to make payments in the future.  These indemnities are in connection with facility leases and liabilities and operations and maintenance and construction contracts entered into by our Services Group.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  Substantially all of these indemnities provide no limitation on the maximum potential future payments we could be obligated to make and is not quantifiable.  We have not recorded any liability for these indemnities.

In connection with the sale of Master Tek, we made indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.  Our indemnities with respect to these matters are limited in terms of duration to periods ranging from one year to the expiration of the applicable statue of limitations.  As of December 31, 2005, we have $0.8 million of reserves provided for warranty repairs obligations and potentially uncollectible accounts receivable.  We believe those reserves are adequate and we have not recorded any additional liabilities for other indemnities since no claims have been asserted to date.

OFF-BALANCE SHEET ARRANGEMENTS

Through the date of this report, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  We are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.  We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our subsidiaries.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe that the estimates and judgments are reasonable based upon information available to us at the time that these estimates and judgments are made and they are evaluated and updated on an ongoing basis.  To the extent our estimates and judgments are different than actual results, our financial statements will be affected.  We believe the following are the more critical accounting policies we use in preparing our financial statements and are important to fully understanding and evaluating our reported financial position and results of operations.

Accounting for Regulated Businesses

Our regulated businesses, which include our utilities in California, New Mexico, and Texas, are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, which specifies certain revenue, expense and balance sheet treatment as required by each state’s regulatory authority.  Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return.

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

In 2002, our California water utility recorded a balancing account receivable in the amount of $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs.  Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  On July 8, 2004, the CPUC issued a decision that allows our water utility in California to collect the $2.3 million balancing account and an additional under-collection of $0.7 million for a total of $3.0 million.  The $0.7 million increase in the balancing account receivable was recorded in the third quarter of 2004.  The CPUC decision provides for us to recover the settlement amount through a surcharge billed to customers.  Approximately $0.4 million of the additional amount was recorded as a reduction in operating expenses in the third quarter of 2004, and the remaining $0.3 million was recorded as interest income.  As of December 31, 2005, our California water utility has collected $2.1 million of the balancing account receivable and $1.2 million is outstanding as of December 31, 2005.

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

Revenues for construction projects for unaffiliated third parties are recorded using the percentage-of-completion method of accounting.  The percentage-of-completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues.  We estimate the percentage of completion using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Revenues for construction projects for utilities within our Utility Group are recorded using the completed contract method of accounting under which all revenues and costs are recognized upon completion of the project.  If management anticipates we will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such a determination is made.

If a contract involves the provision of a single product or service, revenue is generally recognized when the product or service is provided and the amount becomes billable.  If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

Certain non-refundable activation fees in our non-regulated wholesale water operations are recognized over the expected period of performance.

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

Valuation of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets.  If we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with SFAS No. 144.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite-lived intangible assets for impairment at least annually or when events or circumstances indicate carrying values may not be recoverable.  We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for all of our reporting units with goodwill balances; we do not have any indefinite-lived intangible assets.

When SFAS No. 142 was issued in 2001, we adopted December 31st of each year as our annual impairment testing date.  Since 2001, we have completed several acquisitions which resulted in goodwill being recorded with each requiring annually impairment testing.  In 2005, we elected to change our annual impairment testing date October 31st of each year, commencing October 31, 2005.  Moving the testing date to October 31st will allow management more time to accurately complete its impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with its accelerated filing requirements.  There were no impairment charges resulting from the October 31, 2005 impairment testing and no events have occurred subsequent to that date which indicates impairment may have occurred.

Stock-Based Compensation

In 2002, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires valuation of stock options issued based upon an option pricing model and recognition of this value as an expense over the period in which the options vest.  In accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we elected to recognize stock-based compensation using the retroactive restatement method.  Under this change in accounting method, we restated our consolidated financial statements for periods prior to 2002 to reflect stock-based compensation expense under a fair-value-based accounting method for all options granted, modified or settled in fiscal years beginning after December 15, 1994.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123 and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued.  We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006.  Since we adopted SFAS No. 123 in 2002, we expect the adoption of SFAS No. 123(R) will not have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, although it carries forward some of their provisions.  SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in our fiscal years beginning January 1, 2006.

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had $127.1 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  We have $30.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate.  Our variable-rate debt had a weighted average interest rate of 5.4% as of December 31, 2005.  A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.3 million per year.

Our fixed-rate debt, which has a carrying value of $97.1 million, has a fair value of $98.6 million as of December 31, 2005.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates.  Our fixed-rate debt had a weighted average interest rate of 6.7% as of December 31, 2005.  A hypothetical ten percent decrease in interest rates, from 6.7% to 6.0%, would increase the fair value of our fixed-rate debt by approximately $5.9 million.

We do not use derivative financial instruments to manage or reduce these risks although we may do so in the future.

ITEM 8.                                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, supplementary financial data and financial statement schedules are included in a separate section at the end of this report.  The financial statements, supplementary data and schedules are listed in the index on page F-1 of this report and are incorporated herein by reference.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.   Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, a registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Southwest Water Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A), that Southwest Water Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Southwest Water Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Southwest Water Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Southwest Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Los Angeles, California

March 13, 2006

ITEM 9B.                                OTHER INFORMATION

None.

PART III

ITEM 10.                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Information relating to the directors of the Company will be set forth under the caption “Proposal 1—Election of Directors—Information on Nominees and Continuing Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders (“Proxy Statement”).  Such information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information regarding compliance by our directors and executive officers and owners of more than 10% of the Company’s common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the above-referenced Proxy Statement.

EXECUTIVE OFFICERS

Our Board of Directors elects executive officers each year at the first meeting following the Annual Meeting of Stockholders.  There are no family relationships among any of the executive officers of Southwest Water Company, and there are no agreements or understandings between any such officer and another person pursuant to which he or she was elected as an officer.  There are no legal proceedings that involve any executive officer of the type requiring disclosure pursuant to the instructions to this item.  The executive officers of Southwest Water Company as of March 1, 2006 were as follows:

Anton C. Garnier—Chief Executive Officer

Mr. Garnier (Age: 65) has served as President and Chief Executive Officer of the Company since 1968.  He is a past president of the National Association of Water Companies and served on the board of the San Gabriel Valley Watermaster, and he has been actively involved in the American Water Works Association and California Water Association.  Mr. Garnier also serves as the President and a director of East Pasadena Water Company, California-Michigan Land and Water Company, and is a board member of California Domestic Water Company.  Mr. Garnier’s other current and past affiliations include the World Business Council, Chief Executives Organization, Cal Tech Executive Forum, Fellows of the Huntington Library, Young Presidents Organization, 1984 U.S. Olympics, Whittier College Business Department Advisory Board, and the Boy Scouts of America.

Peter J. Moerbeek—President and Chief Operating Officer, Southwest Water and President, Southwest Water Company Services Group

Mr. Moerbeek (Age: 58) began his career at Southwest Water Company in 1995 as Vice President Finance and Chief Financial Officer.  In 1997, he was appointed to the additional position of Chief Operating Officer of ECO Resources Inc., a wholly owned subsidiary of Southwest Water.  He was appointed to the position, President, Southwest Water Company Services Group, when that position was created in 2002.  In February 2004, Mr. Moerbeek assumed his current position as President and Chief Operating Officer of Southwest Water.  He continues as the President of the Services Group.  In 2001, Mr. Moerbeek was appointed to the Board of Directors of Southwest Water Company.  From 1989 to 1995, Mr. Moerbeek served as Executive Vice President—Finance and Operations for Pico Products, a publicly held manufacturer and importer of cable television equipment and parts.  From 1986 to 1989, Mr. Moerbeek served as Vice President and Controller for Ortel Corporation, a high-tech laser manufacturing start-up.  From 1982 to 1985, he served as Vice President, Finance and Administration for Eisenman Chemical Company, a provider of products and services to the oil industry.  Mr. Moerbeek has an MBA and a Bachelor of Science in Electrical Engineering from the University of Washington.  Mr. Moerbeek is a licensed certified public accountant in the State of Washington.

Michael O. Quinn—President, Southwest Water Company Utility Group

Mr. Quinn (Age: 59) has held a variety of positions with Southwest Water Company and its subsidiaries since 1970.  He is President of the Utility Group of Southwest Water Company and has been President of Suburban Water Systems since 1996.  From 1992 to 1996, he was Chief Operating Officer for Suburban Water Systems.  From 1985 to 1992, he was President of ECO Resources, Inc.  Prior to that, he was Controller/Treasurer at Suburban Water Systems.  Mr. Quinn holds a Bachelor of Arts in Business Management from California State University at Fullerton.  Among his water industry affiliations, Mr. Quinn is past president of the California Water Association, is president of the National Association of Water Companies and serves on the boards of the Citrus Valley Health Foundation, California Domestic Water Company and Covina Irrigating Company.

Cheryl L. Clary—Chief Financial Officer

Ms. Clary (Age: 50) joined Southwest Water as Vice President Finance in October 2004 and in April 2005 was appointed to the position of Chief Financial Officer.  From 2002 to 2004, she served as Chief Financial Officer of Del Richardson and Associates, a professional services firm.  From 2000 to 2001, she was Managing Director of the Los Angeles office of Jefferson Wells International, a management consulting firm.  From 1981 to 2000, she held various senior level finance and operational management positions at Atlantic Richfield Company, an oil and gas company, including business manager at three different operating units.  Ms. Clary began her career in 1977 in public accounting.  Ms. Clary has a Bachelor of Science degree in Business Administration with an emphasis in Accounting from California State University, Northridge.

Shelley A. Farnham—Vice President Human Resources and Secretary

Ms. Farnham (Age: 50) has been Vice President of Human Resources since July 1998.  She oversees organizational planning and development, employee relations, training, compensation and benefits administration for the company and its subsidiaries.  She provided human resources leadership to the marketing organization of Atlantic Richfield’s Products Company from 1995 to 1998.  From 1988 to 1995, Ms. Farnham held numerous positions in human resources, ranging from recruiter to training manager to interstate personnel manager with the Federal Reserve Bank of New York and Northrop Corporation.  She has a Bachelor of Science degree in Management/Finance from Simmons College in Boston, Massachusetts.

Maurice W. Gallarda—Vice President New Business Development

Mr. Gallarda (Age: 52) has been with the Company since 1998.  As Vice President of New Business development he manages strategic growth planning as well as internal growth and opportunities for expansion into new markets and services.  From 1995 to 1998, Mr. Gallarda was Chief Executive Officer of Watershed Holdings, Inc., a company he founded to provide engineering, analytical and manufacturing services to the environmental industry.  From 1987 through 1995, Mr. Gallarda served as President of Thorne Environmental, Inc., and Park Environmental Corporation where his responsibilities included the integration of existing business into the expanding environmental industry.  He is also active in several professional organizations including the American Society of Civil Engineers, the Water Environment Federation, the California Environmental Bar Association and the National Society of Professional Engineers.  An appointee of former California Governor Pete Wilson, Mr. Gallarda served on the California Regional Water Quality Control Board.  Mr. Gallarda has a Bachelor of Science degree in Civil Engineering from California State University, Sacramento.  He is licensed as a professional civil engineer in multiple states.

James E. Mann—Vice President Controller

Mr. Mann (Age: 53) joined Southwest Water in September 2005 as Vice President Controller.  From 1992 to 2005, he held a variety of position at DeCrane Aircraft Holdings, Inc., a manufacturer and integrator of interior components for regional and business/VIP aircraft.  From 2000 to 2005, Mr. Mann was Vice President, Tax and SEC Compliance and from 1992 through 2000, he served in various capacities, most recently as Vice President, Corporate Controller.  Mr. Mann began his career in 1975 in public accounting.  Mr. Mann has a Bachelor of Science degree in Business Administration from the University of Southern California.

CODE OF ETHICS

We have adopted the Southwest Water Company Code of Ethics for Directors and Executive Officers (the “D&O” Code of Ethics”) and the Southwest Water Company Code of Ethical Conduct (the “Ethics Code”).  The D&O Code of Ethics and the Ethics Code apply to Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other executive officers of the Company.  The D&O Code of Ethics and the Ethics Code are available to the public on our website www.swwc.com.

ITEM 11.                                  EXECUTIVE COMPENSATION

Information relating to executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement.  Such information is incorporated herein by reference, except for the information set forth under the captions “Executive Compensation—Report of the Compensation and Organization Committee” which specifically is not so incorporated by reference.  Information related to director compensation will be set forth under the caption “Director Compensation and Stock Ownership” in our Proxy Statement.  Such information is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our securities by certain persons is set forth under the caption “Proposal 1—Election of Directors—Beneficial Ownership of the Company’s Securities” in the Company’s Proxy Statement referred to in Item 10 above.  Such information is incorporated herein by reference.

ITEM 13.                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Governance of the Company—Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

ITEM 14.                                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption “Principal Auditor Fees and Services” in the Company’s Proxy Statement referred to in Item 10 above.  Such information is incorporated herein by reference.

PART IV

ITEM 15.                                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  FINANCIAL STATEMENTS AND SCHEDULES

The consolidated financial statements and financial statement schedules filed with this report are included in a separate section at end of this report and are listed in an index on page F-1.

(B)  EXHIBIT LISTING

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Southwest Water Company dated May 24, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2005)

3.2.1	Amended and Restated Bylaws of Southwest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D to the Company’s Form 10-K for the year ended December 31, 2001)

3.2.2	Amendment to Amended and Restated Bylaws of Southwest Water Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004)

4.1.1

Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated October 1, 1986 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 1986)

4.1.2

First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated February 7, 1990 (incorporated by reference to Exhibit 4.2A to the Company’s Form 10-K for the year ended December 31, 1989)

4.1.3

Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated January 24, 1992 (incorporated by reference to Exhibit 4.2B to the Company’s Form 10-K for the year ended December 31, 1991)

Exhibit
Number	Exhibit Description

4.1.4

Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C to the Company’s Form 10-K for the year ended December 31, 1996)

4.1.5

Fourth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A., dated October 19, 2004 (incorporated by reference to Exhibit 4.1E to the Company’s Form 10-K for the year ended December 31, 2004)

4.2

Securities Purchase Agreement dated May 28, 2003 among Southwest Water Company and the purchaser identified therein (incorporated by reference from the Company’s Registration Statement on Form S-3, File No. 333-106506, filed June 25, 2003)

4.3	Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A to the Company’s Form 10-K for the year ended December 31, 1991)

4.4	Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B to the Company’s Form 10-K for the year ended December 31, 1996)

4.5	Bond Purchase Agreement dated October 19, 2004, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2004)

4.6.1

Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 1991)

4.6.2

First Supplement to Indenture of Mortgage dated May 15, 1992, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4A to the Company’s Form 10-K for the year ended December 31, 1996)

4.6.3

Second Amendment and Supplement to Indenture of Mortgage dated October 21, 1996, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4B to the Company’s Form 10-K for the year ended December 31, 1996)

4.6.4

Third Amendment and Supplement to Indenture of Mortgage dated December 15, 2004, between New Mexico Utilities, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6D to the Company’s Form 10-K for the year ended December 31, 2004)

4.7	Bond Purchase Agreement dated November 8, 1996, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5A to the Company’s Form 10-K for the year ended December 31, 1996)

4.8	Bond Purchase Agreement dated December 15, 2004, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the year ended December 31, 2004)

4.9	Stockholder’s Rights Plan dated April 6, 1998 (incorporated by reference to the Company’s Form 8-K filed with the Commission April 23, 1998)

4.11

Windermere Utility Company Shareholder Agreement between Southwest Water Company, SW Utility Company, RTNT, Inc. Thom W. Farrell and Windermere Utility Company dated October 1, 2000 (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K for the year ended December 31, 2004)

4.12

Shareholders Agreement by and among Operations Technology, Inc., Southwest Water Company, Robert W. Monette, dated August 31, 2001 (incorporated by reference to Exhibit 4.12 to the Company’s Form 10-K for the year ended December 31, 2004)

Exhibit
Number		Exhibit Description

4.13

Indenture dated as of July 20, 2001 between Southwest Water Company and Chase Manhattan Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Company’s Registration Statement of Form S-3 (Amendment No. 2), File No. 333-63196, filed July 13, 2001)

10.1

Stock Purchase Agreement between Southwest Water Company and Tecon Water Holdings, L.P. dated April 30, 2004 (incorporated by reference to the Company’s Form 8-K filed with the Commission on July 28, 2004)

10.2.1	**	Second Amended and Restated Stock Option Plan, dated May 23, 2000, as amended (incorporated by reference to Exhibit 10.1 on Company’s Form 10-K for the year ended December 31, 2003)

10.2.2	**

Form of Non-Qualified Stock Option Agreement pursuant to Second Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1B on Company’s Form 10-K for the year ended December 31, 2003)

10.2.3	**	Certificate of Amendment to Second Amended and Restated Stock Option Plan, dated May 8, 2003 (incorporated by reference to Exhibit 10.1B1 on Company’s Form 10-K for the year ended December 31, 2003)

10.3.1		Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1C on Company’s Form 10-K for the year ended December 31, 2003)

10.3.2		Certificate of Amendment for Option Plan for Non-Employee Directors dated May 13, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2004)

10.3.3	**

Form of Non-Qualified Stock Option Agreement pursuant to Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 on Company’s Form 10-Q for the quarter ended June 30, 2004)

10.4	**	Amended and Restated Employee Stock Purchase Plan dated May 28, 1998 (incorporated by reference to Appendix B to Company’s 1998 Proxy Statement filed with the Commission on April 20, 1998)

10.5	**

Amended and Restated Dividend Reinvestment and Stock Purchase Plan dated April 8, 2005 (incorporated by reference to the Company’s Form S-3/A Registration Statement filed with the Commission on April 5, 2005)

10.6	**	Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2004)

10.7	**	Supplemental Executive Retirement Plan dated May 8, 2000 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2004)

10.8		Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 of Company’s Form 10-Q for the quarter ended June 30, 2000)

10.9	**	Retention Agreement between Southwest Water Company and Richard J. Shields dated as of November 9, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on November 9, 2004)

10.10	**

Severance Compensation Agreement between Southwest Water Company and certain executive officers approved by the Compensation Committee of the Board of Directors on February 21, 1995 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995)

Exhibit
Number		Exhibit Description

10.11	**

Severance Compensation Agreement between Southwest Water Company and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A to the Company’s Form 10-K for the year ended December 31, 1998)

10.12.1	**

Severance Compensation Agreement between Southwest Water Company and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.9B to the Company’s Form 10-Q for the quarter ended June  30, 2002)

10.12.2	**

First Amendment to Severance Compensation Agreement, dated July 22, 2005, between Southwest Water Company and a certain executive officer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 28, 2005)

10.13	**

Severance Agreement between Southwest Water Company and James C. Wisener dated as of December 21, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004)

10.14.1

Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated July 7, 2004 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14.2

Amendment No. 1 to Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated October 14, 2004 (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2004).

10.14.3

Amendment No. 2 to Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated November 9, 2004 (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2004).

10.14.4

Amendment No. 3 to Amended and Restated Credit Agreement between Registrant and Bank of America, N.A. dated December 10, 2004 (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2004).

10.15.1

Credit Agreement between Southwest Water and Union Bank of California, NA, dated June 6, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10 Q Report for the quarter ended June 30, 2003).

10.15.2

Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated July 7, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q Report for the quarter ended June 30, 2004).

10.15.3

Waiver and First Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated September 29, 2004 (incorporated by reference to Exhibit 10.19B of the Company’s Form 10-K for the year ended December 31, 2004).

10.15.4

Waiver and Second Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated November 8, 2004 (incorporated by reference to Exhibit 10.19C of the Company’s Form 10-K for the year ended December 31, 2004).

10.15.5

Third Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated December 15, 2004 (incorporated by reference to Exhibit 10.19D of the Company’s Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Exhibit Description

10.16

Credit Agreement dated as of April 1, 2005 among Southwest Water Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC and Union Bank of California, N.A., as co-lead arrangers and co-book managers, and Union Bank of California, N.A., as syndication agent (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 6, 2005)

10.17.1

Amended and Restated Master Loan Agreement dated September 12, 2005 (MLA No. RX 0936) between Monarch Utilities I L.P. and CoBank, ACB officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30 , 2005)

10.17.2

Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T1) between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q for the quarter ended September 30 , 2005)

10.17.3

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T1) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.2 to the Company’s Form 10-Q for the quarter ended September 30 , 2005)

10.17.4

Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T2 between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.3 to the Company’s Form 10-Q for the quarter ended September 30 , 2005)

10.17.5

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T2) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.4 to the Company’s Form 10-Q for the quarter ended September 30 , 2005)

10.17.6

Promissory Note and Supplement dated September 12, 2005 (Loan No. RX0936T3) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4.5 to the Company’s Form 10-Q for the quarter ended September 30 , 2005)

10.18.1

Business Loan Agreement dated December 10, 1997 between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 1998)

10.18.2

Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N. A. dated April 10, 1999 (incorporated by reference to Exhibit 10.15A to the Company’s Form 10-Q for the quarter ended September 30, 1999)

10.18.3

Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated April 10, 2000 (incorporated by reference to Exhibit 10.15B to the Company’s Form 10-Q for the quarter ended March 31, 2000)

10.18.4

Modification Agreement between New Mexico Utilities, Inc. and First Security Bank of New Mexico, N.A., dated July 10, 2003 (incorporated by reference to Exhibit 10.11B to the Company’s Form 10-K for the year ended December 31, 2003)

10.19

Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West dated April 10, 2002 (incorporated by reference to Exhibit 10.15C to the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.20

Loan Agreement among Windermere Utility Co., Inc., Southwest Water Company and Bank of the West, dated August 9, 2002, (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2002)

Exhibit
Number		Exhibit Description

10.21

LLC Purchase Agreement by and among Aqua Source, Inc., DQE, Inc. and Southwest Water Company, dated as of September 14, 2002 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2002)

10.22

Official Statement for $31,555,000 San Juan Basin Authority Lease Revenue Bonds (Ground Water Recovery Project) Issue of 2002 containing descriptions and summaries of various documents relating to the project, including the Service Contract for the Design, Construction, Financing and Operation of the San Juan Basin Desalter Project by and among ECO Resources, Inc., Southwest Water Company, and the Capistrano Valley Water District, Orange County, California, dated as of September 3, 2002. (incorporated by reference to Exhibit 10.24 to the Company’s Form 10 K for the year ended December 31, 2002)

10.23

Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West dated April 10, 2002 (incorporated by reference to Exhibit 10.15C of the Company’s Form 10-Q Report for the quarter ended June 30, 2002).

10.24.1	*	Investors’ Rights Agreement, dated February 25, 2000, among Southwest Water Company and the investors named therein

10.24.2	*

Common Stock Purchase Warrant, dated October 6, 2003, from Southwest Water Company to Guaranty & Trust Co. TTEE, FBO: William L. McIntyre, Jr., covering 30,000 shares of common stock of Southwest Water Company

10.24.3	*	Common Stock Purchase Warrant, dated October 6, 2003, from Southwest Water Company to William L. McIntyre, Jr., covering 18,837 shares of common stock of Southwest Water Company

18	*	Letter regarding change in accounting principle from Independent Registered Public Accounting Firm

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                             Filed herewith

**                      Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

BY:	/S/ ANTON C. GARNIER	BY:	/S/ CHERYL L. CLARY
	Anton C. Garnier		Cheryl L. Clary
	Chief Executive Officer		Chief Financial Officer

Date:	March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ JAMES C. CASTLE	By:	/S/ DONOVAN D. HUENNEKENS
	James C. Castle		Donovan D. Huennekens
	Director		Director

By:	/S/ H. FREDERICK CHRISTIE	By:	/S/ MAUREEN A. KINDEL
	H. Frederick Christie		Maureen A. Kindel
	Director		Director

By:	/S/ ANTON C. GARNIER	By:	/S/ PETER J. MOERBEEK
	Anton C. Garnier		Peter J. Moerbeek
	Director		Director

By:	/S/ LINDA GRIEGO	By:	/S/ RICHARD G. NEWMAN
	Linda Griego		Richard G. Newman
	Director		Director

By:	/S/ WILLIAM D. JONES
William D. Jones
Director

Date:	March 15, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or note thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Southwest Water Company:

We have audited the accompanying consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules I and II.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Water Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP

Los Angeles, California

March 13, 2006

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$2,764	$1,388
Restricted cash	241	221
Accounts receivable, net	26,517	22,334
Assets held for sale	—	15,869
Other current assets	18,224	18,279
Total current assets	47,746	58,091

Property, Plant and Equipment, Net:
Regulated utilities	333,027	290,428
Non-regulated operations	11,794	11,407
Total property, plant and equipment, net	344,821	301,835

Other Assets:
Goodwill	32,977	26,806
Intangible assets	2,965	2,359
Other assets	16,216	15,718
	$444,725	$404,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,018	$12,243
Current portion of long-term debt	9,492	2,733
Liabilities related to assets held for sale	—	1,681
Other current liabilities	21,069	19,216
Total current liabilities	40,579	35,873

Other Liabilities and Deferred Credits:
Long-term debt	117,603	115,827
Deferred income taxes	22,609	15,528
Advances for construction	8,478	9,196
Contributions in aid of construction	94,660	89,623
Other liabilities and deferred credits	15,543	12,564

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 250 shares authorized, 9 shares issued and outstanding, at stated liquidation value	461	461
Common stock, $0.01 par value per share, 75,000 shares authorized, 22,185 and 20,365 shares issued and outstanding at December 31, 2005 and 2004, respectively	222	204
Additional paid-in capital	122,368	101,499
Retained earnings	22,202	24,034
Total stockholders’ equity	145,253	126,198
	$444,725	$404,809

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Revenues:
Utility Group	$78,884	$69,420	$56,933
Services Group	124,297	110,175	109,750
Total revenues	203,181	179,595	166,683

Expenses:
Utility Group operating expenses	44,359	40,579	33,973
Services Group operating expense	109,901	100,883	97,948
Selling, general and administrative	30,787	26,889	20,586
Total expenses	185,047	168,351	152,507

Operating income	18,134	11,244	14,176

Other income (expense):
Interest expense	(7,245)	(4,988)	(4,181)
Interest income	475	902	336
Gain on sales of land	—	169	728
Other, net	(2)	(5)	(70)

Income from continuing operations before income taxes	11,362	7,322	10,989
Provision for income taxes	4,061	2,649	3,787

Income from continuing operations	7,301	4,673	7,202

Loss from discontinued operations, net of tax	(4,902)	(139)	(9)

Net income	2,399	4,534	7,193

Preferred stock dividends	(24)	(24)	(27)

Net income applicable to common stockholders	$2,375	$4,510	$7,166

Earnings per common share:
Basic:
Income from continuing operations	$0.35	$0.25	$0.47
Loss from discontinued operations	(0.24)	(0.01)	—
Net income applicable to common stockholders	$0.11	$0.24	$0.47

Diluted:
Income from continuing operations	$0.34	$0.24	$0.44
Loss from discontinued operations	(0.23)	(0.01)	—
Net income applicable to common stockholders	$0.11	$0.23	$0.44

Weighted average common shares outstanding:
Basic	20,859	18,473	15,404
Diluted	21,611	19,413	16,164

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional		Total
(In thousands)	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity

Balance at December 31, 2002	10	$513	14,350	$144	$42,741	$18,439	$61,837

Private issuance of common stock	—	—	1,628	16	10,882	—	10,898
Dividend reinvestment and stock purchase plans	—	—	79	1	680	—	681
Proceeds from stock options exercised	—	—	112	1	588	—	589
Tax benefit from stock options exercised	—	—	—	—	124	—	124
Stock-based compensation	—	—	—	—	934	—	934
Preferred stock redeemed	—	(6)	—	—	(20)	—	(26)
Four-shares-for-three stock dividend	—	—	—	—	37	(37)	—
Net income	—	—	—	—	—	7,193	7,193
Cash dividends declared	—	—	—	—	—	(2,563)	(2,563)

Balance at December 31, 2003	10	507	16,169	162	55,966	23,032	79,667

Common stock issued under shelf registration	—	—	3,787	38	41,071	—	41,109
Dividend reinvestment and stock purchase plans	—	—	69	1	837	—	838
Proceeds from stock options exercised	—	—	120	1	106	—	107
Tax benefit from stock options exercised	—	—	—	—	364	—	364
Stock-based compensation	—	—	—	—	860	—	860
Preferred stock redeemed	(1)	(46)	—	—	—	—	(46)
Debenture conversions	—	—	220	2	2,286	—	2,288
5% stock dividend	—	—	—	—	9	(9)	—
Net income	—	—	—	—	—	4,534	4,534
Cash dividends declared	—	—	—	—	—	(3,523)	(3,523)

Balance at December 31, 2004	9	461	20,365	204	101,499	24,034	126,198

Common stock issued to acquire minority interest in subsidiary	—	—	451	4	5,996	—	6,000
Dividend reinvestment and stock purchase plans	—	—	796	8	9,644	—	9,652
Proceeds from stock options exercised	—	—	469	5	2,474	—	2,479
Tax benefit from stock options exercised	—	—	—	—	703	—	703
Stock-based compensation	—	—	—	—	966	—	966
Debenture conversions	—	—	104	1	1,076	—	1,077
5% stock dividend	—	—	—	—	10	(10)	—
Net income	—	—	—	—	—	2,399	2,399
Cash dividends declared	—	—	—	—	—	(4,221)	(4,221)

Balance at December 31, 2005	9	$461	22,185	$222	$122,368	$22,202	$145,253

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2005	2004	2003

Cash flows from operating activities of continuing operations:
Net income	$2,399	$4,534	$7,193
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	4,902	139	9
Depreciation and amortization	10,172	8,498	7,201
Deferred income taxes	5,559	4,603	3,493
Stock-based compensation expense	966	860	934
Gain on sales of land	—	(169)	(728)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	(20)	2,585	(2,806)
Accounts receivable	(3,754)	(1,559)	(3,265)
Other current assets	4,759	(8,612)	(1,594)
Other assets	1,202	(272)	(5,709)
Accounts payable	(2,709)	356	106
Other current liabilities	(694)	2,106	(447)
Other liabilities	1,747	2,441	3,912
Other, net	162	1,627	3,998
Net cash provided by operating activities	24,691	17,137	12,297

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(36,970)	(25,653)	(21,791)
Acquisition of businesses, net of cash acquired	(12,312)	(48,870)	—
Proceeds from the sale of discontinued operations	9,206	—	—
Purchase of minority interest	—	(2,900)	—
Proceeds from sales of land	—	169	741
Net cash used in investing activities	(40,076)	(77,254)	(21,050)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	20,000	27,000	—
Proceeds from direct stock purchase plan, employee stock purchase and stock option plans and director option plan	12,131	945	1,270
Net proceeds from issuance of common stock	—	41,109	10,898
Borrowings (repayments) under lines of credit	6,965	3,176	(3,575)
Contributions in aid of construction	2,573	2,512	2,087
Capital improvement reimbursements	949	323	2,524
Payments on long-term debt	(17,932)	(5,659)	(2,079)
Dividends paid	(4,221)	(3,523)	(2,563)
Deferred financing costs	(1,338)	—	—
Proceeds from sale/leaseback of assets	—	—	1,687
Repayment of advances for construction	(973)	(610)	(343)
Net cash provided by financing activities	18,154	65,273	9,906

Cash flows from discontinued operations:
Operating activities	(788)	(801)	(3,684)
Investing activities	(73)	(3,871)	3,439
Financing activities	(532)	(909)	(139)
Net cash used in discontinued operations	(1,393)	(5,581)	(384)

Net increase (decrease) in cash and cash equivalents	1,376	(425)	769
Cash and cash equivalents at beginning of year	1,388	1,813	1,044
Cash and cash equivalents at end of year	$2,764	$1,388	$1,813

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
(In thousands)	2005	2004	2003

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$7,513	$6,679	$4,883
Income taxes paid (refunded), net	(1,423)	1,769	3,390

Components of cash paid for acquisitions:
Fair value of assets acquired	$13,931	$74,192	$—
Liabilities assumed	(1,619)	(25,322)	—
Cash paid for acquisitions	$12,312	$48,870	$—

Components of proceeds from sale of discontinued operations:
Fair value of assets sold	$12,748	$—	$—
Liabilities assumed by buyer	(598)	—	—
Selling price	12,150	—	—
Transaction expenses	(1,874)	—	—
Held in escrow and included in other receivables	(1,070)	—	—
Net cash proceeds from sale of discontinued operations	$9,206	$—	$—

Non-cash investing and financing activities:
Common stock exchanged for 20% minority stockholder’s interest	$6,000	$—	$—
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	5,738	6,677	9,770
Debentures converted into common stock	1,142	2,427	50

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

Description of Business.  Southwest Water Company and its subsidiaries (“Southwest Water” or the “Company”) provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services.  The Company owns regulated public utilities and also serves cities, utility districts and private companies under contract.  The Company’s businesses are segmented into two operating groups: the Utility Group, which is comprised of the Company’s regulated public utilities; and the Services Group, which is comprised of the Company’s non-regulated operations.

Basis of Presentation.  The consolidated financial statements include the accounts of Southwest Water and its wholly owned and majority-owned subsidiaries and partnerships.  Southwest Water’s principal operating companies are:

Utility Group	Services Group
• Hornsby Bend Utility Company	• Aqua Services, L.P.
• Monarch Utilities, Inc.	• CDC Maintenance, Inc.
• New Mexico Utilities, Inc.	• ECO Resources, Inc.
• Southwest Water Alabama, Inc.	• Metro H2O Utilities, Inc.
• Suburban Water Systems	• Novus Utilities, Inc.
• Tenkiller Utility Company	• Operations Technology, Inc.
• Windermere Utility Company	• Southwest Environmental Laboratories, Inc.
• Southwest Water Government Services Company

All significant intercompany accounts and transactions have been eliminated, except where permitted for intercompany transactions with the Company’s regulated utilities as further described in “—Regulated Utility Accounting.”

Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  The reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period could be affected by changes in such estimates.  Actual results may differ from these estimates.

Reclassifications have been made to prior years’ financial statement presentation to conform to the current year presentation, principally to reflect the sale of a subsidiary during 2005 as a discontinued operation (Note 2).  In addition, all information regarding common stock, stock options, warrants, other dilutive potential common shares and related per share amounts has been retroactively adjusted within this report to reflect the following:

•                  a 4-for-3 stock split in the form of a stock dividend on January 1, 2004;

•                  a 5% stock dividend on January 3, 2005; and

•                  a 5% stock dividend on January 2, 2006.

Regulated Utility Accounting.  Some of the Company’s regulated utilities conform to either the Uniform System of Accounts prescribed by the California Public Utilities Commission (“CPUC”), the Texas Commission on Environmental Quality (“TCEQ”) or the New Mexico Public Regulation Commission (“NMPRC”).  The Company also records transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation.  Regulatory assets and liabilities are recorded in accordance with SFAS No. 71 and include the following:

	December 31,
(In thousands)	2005	2004

Assets:
Regulatory tax assets	$2,916	$2,266
Supply cost balancing account—2001 and prior	1,187	2,287
Rate case filing expenses and other	208	31

Liabilities:
Regulatory tax liability	$1,257	$3,284
Supply cost memorandum account—2002	73	73
Supply cost memorandum account—2003	359	359
Supply cost memorandum account—2004	250	250

Regulatory income tax assets are included in rate base and earn the Company a return.  Conversely, regulatory income tax liabilities are included in rate base and reduce the Company’s return.

Balancing accounts receivable represent under-collections at Suburban, the Company’s California utility.  In 2002, the California utility recorded a balancing account receivable in the amount of $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs.  Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  In 2004, the CPUC issued a decision that allows recovery of the amount through a surcharge billed to customers.  The supply cost balancing account, while excluded from rate base, does earn interest during the recovery period pursuant to CPUC policy.

The Company’s New Mexico and Texas utilities have contracted with companies in the Services Group to perform operating services, normal maintenance and construction work.  In accordance with SFAS No. 71, the Services Group recognizes a profit margin on sales to regulated affiliates and the Company does not eliminate the intercompany profit when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  However, all revenues in excess of profits are eliminated in consolidation.  Accordingly, the intercompany profits have not been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment.  The cost of additions to regulated utility plant includes labor, material and capitalized interest.  Capitalized interest totaled $0.7 million in 2005, $0.5 million 2004 and $0.6 million 2003.  Depreciation expense on utility plant is recorded using the straight-line method over the useful lives ranging from five to fifty years as prescribed by the applicable regulatory authorities and as permitted by SFAS No. 71.  Depreciation expense on average gross depreciable plant was 2.5% in 2005, 1.8% in 2004 and 1.9% in 2003.

Property, plant and equipment used in non-regulated operations are depreciated on the straight-line method over estimated useful lives ranging from three to thirty years.  For both regulated and non-regulated operations, maintenance costs are recognized in the period in which they are incurred.  The Company does not accrue for major maintenance projects prior to the periods in which they are actually incurred.

Valuation of Long-Lived and Intangible Assets.  The Company assesses finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets.  If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method in accordance with Statement No. 144.

The Company tests goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No 142 requires annual impairment testing or when events or circumstances indicate carrying values may not be recoverable.  The Company evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances; the Company does not have any indefinite-lived intangible assets.

When SFAS No. 142 was issued in 2001, the Company adopted December 31st of each year as its annual impairment testing date.  Since 2001, the Company has completed several acquisitions which resulted in goodwill being recorded with each requiring annually impairment testing.  In 2005, the Company elected to change its annual impairment testing date to October 31st of each year, commencing October 31, 2005.  Moving the testing date to October 31st will allow the Company more time to accurately complete its impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with its accelerated filing requirements.  There were no impairment charges resulting from the October 31, 2005 impairment testing and no events have occurred subsequent to that date which indicates impairment may have occurred.

Other Assets.  Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to thirty-four years.  Deferred financing costs are amortized using either the straight-line or effective interest method, depending on nature of the debt instrument, over the term of the related debt.

Long-Term Leases to Clients.  The Company has entered into two long-term agreements for the lease of various types of water production and distribution systems to certain municipal agencies in Texas.  Amounts due to the Company represent receivables under lease and have been accounted for as part of the Company’s investment in direct financing leases (Note 5) and the leases expire in 2013.

The Company’s rights, but not its obligations, under these two long-term agreements have been assigned to financial institutions in return for a cash payment.  The Company collects payments under these lease agreements and uses the amounts to pay its obligations under the assignment agreements with the financial institutions.  The Company is responsible for payments to the financial institutions under the assignment agreements.  The Company’s interest in the payments from lessees is secured by a bank letter of credit from a financial institution and the leased property.

Deferred Costs.  The Company defers and subsequently amortizes certain direct contract acquisition costs related to activities that enable the provision of contracted services to customers.  Deferred contract acquisition costs are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate.  Total amortization expense related to deferred contract costs was $0.6 million, $0.7 million and $0.4 million for 2005, 2004 and 2003, respectively.  The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is tested for impairment.  If long-lived assets are determined to be impaired, an impairment charge is recognized for the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

Fair Value of Financial Instruments.  The Company’s long-term debt with aggregate book values of $127.1 million and $118.6 million had fair values of approximately $128.6 million and $147.6 million at December 31, 2005 and 2004, respectively.  The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities.  The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments.  At December 31, 2005, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  All financial instruments are held for purposes other than trading.

Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs.  The Company files a consolidated U.S. federal income tax return, which includes all qualifying subsidiaries.

In 1993, under the provisions of SFAS No. 109, the Company’s California and New Mexico regulated utilities recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and the NMPRC, respectively.  In addition, unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPRC.

Contributions in Aid of Construction.  Contributions in aid of construction (“CIAC”) represents contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and such contributions are not refundable.  Depreciation expense related to assets funded with CIAC is charged as a reduction of CIAC.

Advances for Construction.  Advances for construction represent amounts advanced by developers primarily for water pipeline extensions.  Advances for construction are generally refundable to the depositors on a straight-line basis over periods ranging from five to forty years.

Revenue Recognition.  Water utility revenues are recognized when water is delivered to customers.  At the end of an accounting period, estimated amounts for unbilled revenues are accrued for water usage since the previous billing period.

Revenues for contract operations are recognized and billed at the end of the month based on a monthly fee to provide a specific level of service as outlined in each individual contract.  The Company generally bills for additional services provided beyond the scope of the base contract on a time-and-materials basis as such services are rendered.

Non-refundable activation fees in the Company’s non-regulated wholesale water operations are recognized over the expected period of performance.

Revenues for construction projects are recorded using the percentage-of-completion method of accounting.  The percentage-of-completion method recognizes revenue and income as work progresses on a project based on the expected total project costs and the expected total project revenues.  The Company estimates the percentage of completion using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  If the Company expects it will ultimately suffer a loss on a construction project, the entire estimated loss is recorded in the period such determination is made.

If a contract involves the provision of a single product or service (single-element contracts), revenue is generally recognized when the product or service is provided and the amount becomes billable.  If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term.

If a contract involves the provision of multiple products or services (elements), total estimated contract revenue is allocated to each element based on the relative fair value of each service, provided the services qualify for separation under Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-construction service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event.  If the amount of revenue allocated to a construction service is less than its relative fair value, then the costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term.  If total construction service costs are estimated to exceed the relative fair value for the construction service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

Stock-Based Compensation.  The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock option grants under its two option plans (Note 12).  Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of their grant dates were recognized as expense over the vesting period.

Earnings per Share.  Basic earnings per share measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if those shares had been issued.  The Company has stock options and warrants outstanding that give rise to potentially dilutive common shares.  The Company also has convertible subordinate debentures outstanding that are convertible into common stock.  When the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123 and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued.  The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006.  Since the Company adopted SFAS No. 123 in 2002, it expects the adoption of SFAS No. 123(R) will not have a material effect on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, although it carries forward some of their provisions.  SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in the Company’s fiscal years beginning January 1, 2006.

Note 2.   Acquisitions and Dispositions

Acquisitions

During the two years ended December 31, 2005, the Company has acquired several regulated utilities and non-regulated businesses.  All of the acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets recorded as goodwill.  The consolidated financial statements reflect the acquired utilities and businesses subsequent to their respective acquisition dates.  The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations.  The acquisitions are summarized below.

During the year ended December 31, 2005, the Company acquired:

•                  substantially all of the assets of Novus Utility Services, Inc., a Shelby County, Alabama-based contract operations company, on March 12, 2005;

•                  substantially all of the assets of Shelby County, Alabama’s wastewater collection and treatment system, on September 29, 2005; and

•                  all of the common stock of Midway Water Utilities, Inc., a Denton County, Texas-based water utility, on October 5, 2005.

The aggregate purchase price for these acquisitions was $12.3 million in cash plus $1.6 million of liabilities assumed.  The assets acquired and liabilities assumed have been recorded at their estimated fair values.  Identifiable finite-lived intangible assets, principally customer relationships, totaling $1.5 million were recorded and $1.3 million was recorded as goodwill.  The intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years.  The acquisitions were funded with borrowings under the Company’s revolving line of credit.

In December 2005, the 20% minority interest stockholder in Windermere Utility Company, the Company’s Texas-based regulated utility, exercised its right to require the Company to purchase the remaining 20% of Windermere stock that it did not already own with shares of the Company’s common stock.  On December 9, 2005, the Company issued 450,644 shares of its common stock with an aggregate market value of $6.0 million to the minority stockholder in exchange for the remaining shares.  In connection with this acquisition the Company has performed a preliminary valuation and has allocated the purchase price to property, plant and equipment ($2.1 million), goodwill ($4.3 million) and deferred income tax liabilities ($0.8 million).  The Company expects to finalize the purchase price allocation in the first quarter of 2006.

On July 14, 2004, the Company acquired a Texas-based utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P., and renamed the utility Monarch Utilities, Inc.  The aggregate purchase price was $66 million, comprised of $48 million in cash payments and the assumption of $18 million in debt.  The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values.  Approximately $59 million of the $66 million purchase was attributed to the value of utility plant acquired and $1 million was allocated to intangible assets, principally customer relationships, which are being amortized over 34 years.  The excess of cost over the estimated fair value of net assets acquired was $11 million and was recorded as goodwill.

The actual results of operations for Monarch have been included in the Company’s consolidated results of operations since it was acquired in July 2004.  Unaudited pro forma condensed results of operations are presented in the table below for the years ended December 31, 2004 and 2003.  The pro forma results reflect the acquisition of Monarch as if it had occurred on January 1st of each year presented.

	Years Ended December 31,
(In thousands, except per earnings per share date)	2004	2003
	(Unaudited )

Total revenues	$187,693	$179,653
Income from continuing operations, net of tax	4,913	8,216
Income from continuing operations applicable to common stockholders	4,889	8,189
Net income applicable to common stockholders	4,750	8,180

Earnings per common share:
From continuing operations applicable to common stockholders:
Basic	$0.26	$0.53
Diluted	0.25	0.51

Net income applicable to common stockholders:
Basic	$0.26	$0.53
Diluted	0.24	0.51

Weighted average common shares outstanding:
Basic	18,473	15,404
Diluted	19,413	16,164

The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the Monarch acquisition been consummated as of the dates indicated or to project the results of operation for any future periods.  The above information reflects adjustments for depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt structure of the Company following the acquisition.

On September 15, 2004, Southwest Environmental Laboratories, one of the Company’s wholly-owned subsidiaries, acquired the assets of ACE Technologies, Inc., Houston, Texas-based water and wastewater testing laboratory.  The purchase price was $1.2 million, consisting entirely of a note payable, and contingent consideration based on future financial performance.  In 2005, the Company paid the seller $1.7 million to pay off the note, with interest, and $0.4 million of contingent consideration.  The $0.4 million of contingent consideration was recorded as additional goodwill.

During 2004, the Company also completed, through its Master Tek subsidiary, several acquisitions in the multiple-family utility billing and collection market.  These acquisitions, with an aggregate purchase price of $5.3 million, were structured as asset purchases, primarily of account contracts, account lists, software and other assets.  The aggregate purchase price for the account lists was $3.8 million in cash and $1.5 million in notes payable.  Substantially the entire purchase price was allocated to the account lists and the resulting intangible assets were being amortized over eight years.  The Company sold Master Tek during 2005 as further described below.

Disposition of Master Tek

On June 30, 2005, the Company sold Master Tek International, Inc., a subsidiary in its Services Group that provided utility submetering and billing and collection services for multi-family residential properties.  The Company sold Master Tek for $12.2 million and received $11.1 million in cash at closing; $1.1 million of the sales price was placed into an escrow account which will be released to the Company at the end of a specified representation and warranty period.  The Company expects to receive the escrow account balance, which is included in other current assets in the accompanying consolidated balance sheet, in March 2006.  The Company incurred $1.9 million of expenses in connection with this transaction.  The Company utilized the net proceeds from the sale, and expects to use the proceeds from the escrow account, when received, to repay borrowing under its bank line of credit.  The sale of Master Tek will not affect the operations of the Company’s remaining operating subsidiaries.

As a result of the sale, Master Tek is presented as a discontinued operation in the accompanying consolidated financial statements.  The financial statements for prior periods have been reclassified to segregate Master Tek’s assets and liabilities, results of operations and cash flows for all periods.  The following tables summarize the financial position, results of operations and cash flows of Master Tek included in the consolidated financial statements.

(In thousands)	December 31, 2004

Assets held for sale:
Cash and cash equivalents	$545
Accounts receivable and other current assets	2,520
Property, plant and equipment, net	761
Goodwill	6,031
Intangible and other assets, net	6,012
Assets held for sale	15,869

Liabilities related to assets held for sale:
Current portion on long-term debt	639
Accounts payable and other current liabilities	903
Deferred income taxes	50
Other liabilities	89
Liabilities related to assets held for sale	1,681
Net assets held for sale	$14,188

	Years Ended December 31,
(In thousands)	2005 (1)	2004	2003

Services Group revenues	$3,679	$8,357	$6,291

Expenses:
Services Group operating expense	3,947	5,564	4,109
Selling, general and administrative	1,330	2,402	1,566
Total expenses	5,277	7,966	5,675

Operating income (loss)	(1,598)	391	616

Other income (expense):
Interest expense	(369)	(625)	(419)
Interest income	1	10	31

Income (loss) before income taxes	(1,966)	(224)	228
Provision (benefit) for income taxes	688	85	(237)

Loss from operations	(1,278)	(139)	(9)
Loss on sale, net of $345 tax benefit	(3,624)	—	—

Loss from discontinued operations	$(4,902)	$(139)	$(9)

Net cash provided by (used in):
Operating activities	$(788)	$(801)	$(3,684)
Investing activities	(73)	(3,871)	3,439
Financing activities	(532)	(909)	(139)
Net cash used for discontinued operations	$(1,393)	$(5,581)	$(384)

(1)                      Reflects the results of operations and cash flows through June 30, 2005, the date of sale.

Note 3.   Current Assets

Restricted Cash

Occasionally the Company is required to secure its performance under construction and operations and maintenance contracts with performance and completion bonds obtained from surety companies (Note 10).  Restricted cash represents cash held by the surety companies as collateral for the bonds until completion of the related contracts.  Restricted cash balances aggregated $0.2 million as of December 31, 2005 and 2004.

Accounts Receivable

The Company maintains allowances for doubtful accounts and generally such losses have been within management’s expectations.  Accounts receivable are net of an allowance for doubtful accounts of $2.2 million as of December 31, 2005 and 2004.

Hurricanes Katrina and Rita affected the Gulf Coast region of the United States during the third quarter of 2005 causing significant damage.  Our Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states.

The water and wastewater infrastructure for five clients in Mississippi was disabled by Hurricane Katrina.  The Company’s contracts with these clients provide that the Company can incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers.  In addition, the clients requested the Company assist with the removal of debris to enable access for emergency vehicles and residents.  The Company incurred $0.7 million of overtime labor costs and emergency out-of-pocket operating expenses related to these emergency recovery efforts for the clients during 2005 which are reflected as operating expenses.  The Company has billed its clients $0.8 million for these emergency services and the Company is assisting its clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs.  The Company recognized revenues of $0.8 million during 2005 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition.  The $0.8 million billed for these emergency services is reflected in accounts receivable as of December 31, 2005 of which $0.4 million has been collected as of February 2006.

Other Current Assets

Other current assets consist of the following as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Income tax refunds receivable	$5,046	$4,047
Prepaid expenses	4,317	5,076
Other receivables	3,046	1,478
Deferred income tax asset	2,514	1,448
Inventory	1,259	1,070
Accumulated balancing account receivable	944	2,287
Other	1,098	2,873
Total other current assets	$18,224	$18,279

Included in other assets is a balancing account receivable, representing under-collections at Suburban, the Company’s California utility, in the amount of $0.9 million at the end of 2005 compared to $2.3 million at the end of 2004.  In 2002, the California utility recorded a balancing account receivable in the amount of $2.3 million, representing the difference between actual water production costs incurred and CPUC-adopted water production costs.  Historically, the CPUC allowed such balancing accounts in the income statements of water utilities, with a corresponding liability or asset on the balance sheet.  On July 8, 2004, the CPUC issued a decision that allows the Company’s California utility to collect the $2.3 million balancing account previously recognized and an additional under-collection of $0.7 million for a total of $3.0 million.  The $0.7 million increase in the balancing account receivable was recorded in the third quarter of 2004.  The CPUC decision provides for recovery of the settlement amount through a surcharge billed to customers.  Approximately $0.4 million of the additional amount was recorded as a reduction in operating expenses in the third quarter of 2004 and the remaining $0.3 million was recorded as interest income.

Note 4.   Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Regulated utilities:
Land and land rights	$4,701	$3,962
Source of supply	29,200	25,615
Pumping and purification	43,329	32,893
Transmission and distribution	292,221	263,405
General plant	12,771	13,321
Construction work-in-progress	22,735	20,179
Total cost	404,957	359,375
Accumulated depreciation and amortization	(71,930)	(68,947)
Net regulated utilities	333,027	290,428

Non-regulated operations:
Computer equipment and software	3,148	5,875
Machinery, automotive and office equipment	4,911	3,440
Construction work-in-progress	1,244	571
Leasehold improvements	4,562	4,109
Buildings, land, and other	3,939	3,123
Total cost	17,804	17,118
Accumulated depreciation and amortization	(6,010)	(5,711)
Net non-regulated operations	11,794	11,407
Net property, plant and equipment	$344,821	$301,835

The Company’s California utility has an investment of $0.7 million in two mutual water companies for the purpose of obtaining certain water rights.  The investment in one of the mutual water companies is approximately 32% of the outstanding stock.  The Company does not have significant operating or financial influence over either of these mutual water companies.  Accordingly, the investments have been recorded at cost and are reflected as regulated utility general plant assets.  The California utility purchased water from these mutual water companies at a cost of $3.0 million, $1.6 million and $2.3 million in 2005, 2004 and 2003, respectively.

Substantially all of the Company’s utility property, plant and equipment is pledged as collateral for various long-term debt obligations (Note 6).

Depreciation expense for regulated utility and non-regulated property, plant and equipment totaled $11.8 million, $9.7 million and $6.7 million in 2005, 2004 and 2003, respectively.

Note 5.   Long-Term Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 14), during the two years ended December 31, 2005.

	Continuing Operations			Discontinued
(In thousands)	Utility Group	Services Group	Total	Services Group

Balance, December 31, 2003	$—	$15,407	$15,407	$5,981

Businesses acquired during the year	11,043	—	11,043	50
Adjustments related to previous acquisitions	—	356	356	—
Balance, December 31, 2004	11,043	15,763	26,806	6,031

Acquisition of minority interest	4,311	—	4,311	—
Businesses acquired during the year	255	1,033	1,288	—
Contingent consideration earned	—	572	572	—
Sale of discontinued operations	—	—	—	(6,031)
Balance, December 31, 2005	$15,609	$17,368	$32,977	$—

The Company has acquired several businesses during 2004 and 2005, all of which were accounted for as purchases (Note 2).  As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill.  During 2005, the Company also recorded contingent consideration earned by the sellers of businesses acquired as additional goodwill.

The Company tests goodwill at least annually for impairment.  There has been no impairment of goodwill during the three years ended December 31, 2005.

Intangible Assets

Intangible assets include purchased contracts, acquired customer relationships and covenants not to compete and are amortized on a straight-line basis over estimated useful lives ranging from four to thirty-four years.  Intangible assets amortization expense was $0.8 million, $1.1 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Estimated future annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2010 is as follows: 2006—$0.6 million, 2007—$0.4 million, 2008—$0.3 million, 2009—$0.2 million and 2010—$0.2 million.

Other Long-Term Assets

Other long-term assets consist of the following as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Deferred financing costs, net	$3,150	$2,142
Deferred regulatory tax assets	2,917	2,642
Investments in corporate-owned life insurance policies	2,773	2,048
Net investment in direct financing leases	2,156	2,563
Other receivables, net	923	1,880
Other	4,297	4,443
Total other long-term assets	$16,216	$15,718

To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies (Note 13).

Note 6.   Long-Term Debt

Long-term debt consists of the following as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Revolving lines of credit:
$ 100 million revolving credit facility	$30,000	$—
Bank lines of credit	—	23,035

6.85% convertible subordinated debentures due 2021	16,108	17,255

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	12,577	13,347
5.77% fixed rate term loan due 2022	864	916
6.10% fixed rate term loan due 2031	20,000	—
Windermere Utility Company:
LIBOR + 1.75% variable rate term loan due 2012	—	8,875

First Mortgage Bonds:
Suburban Water Company:
9.09% series B first mortgage bond due 2022	8,000	8,000
7.61% series C first mortgage bond due 2006	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
New Mexico Utilities, Inc.:
7.64% series B first mortgage bond due 2006	—	4,000
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
6.0% series 1998A due 2018	1,810	1,810
5.5% series 1998A due 2008	320	415

Acquisition-related indebtedness	1,395	4,733
Total long-term debt payment obligations	126,074	117,386
Unamortized Monarch term loan fair value adjustments	1,021	1,174
Total long-term debt	127,095	118,560
Less current portion of long-term debt	(9,492)	(2,733)
Long-term debt, less current portion	$117,603	$115,827

On April 1, 2005, the Company entered into a new, five-year, $100.0 million unsecured revolving credit agreement with a group of five banks.  This credit facility replaced three separate unsecured lines of credit with aggregate commitments of $50.0 million that were due to expire during 2006.  Borrowings under the new credit facility were used to repay borrowings under the three lines of credit as well as a term loan and mortgage bond with an aggregate principal amount of $12.9 million.  During 2005, the Company also borrowed $12.3 million under the credit facility to fund acquisitions and repaid $11.1 million with the proceeds from the sale of Master Tek (Note 2).  On September 12, 2005, Monarch borrowed an additional $20.0 million and the Company used the proceeds to repay credit facility borrowings.

Revolving Lines of Credit

The $100 million revolving line of credit commitment ends on April 1, 2010, at which time all borrowings must be repaid.  Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate.  The margins vary depending upon the Company’s consolidated debt to equity ratio.  Currently, the applicable margins are 1.00% over the LIBOR rate or 0.25% under the prime rate.  The weighted-average interest rate on all credit facility borrowings outstanding was 5.37% as of December 31, 2005.  The Company is subject to commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants.  The Company was in compliance with all covenants during the year ended December 31, 2005.

The Company had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under the credit facility as of December 31, 2005, reducing available borrowings under the credit facility to $65.9 million as of that date.

Convertible Subordinated Debentures

The Company has $16.1 million of 6.85% convertible subordinated debentures issued and outstanding as of December 31, 2005 compared to $17.3 million as of the end of the prior year.  The debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity, unless previously redeemed.  During the year ended December 31, 2005, debentures in the aggregate principal amount of $1.1 million were converted into 103,554 shares of common stock.  As of December 31, 2005, all of the debentures outstanding are convertible into 1.5 million shares of common stock and have a potentially dilutive effect on the computation of earnings per share (Note 11).

The debentures are due on July 1, 2021 and interest is payable quarterly on the first day of January, April, July and October of each year.  The debentures are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future secured and senior debt.  The Company may redeem the debentures at any time, in whole or in part, at a redemption price of 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008.  The Company is subject to financial covenants under the terms of the indenture and was in compliance with all such covenants during the year ended December 31, 2005.

Term Loans

Monarch.  In July 2004, the Company acquired Monarch Utilities and assumed two fixed-rate term loans due in 2022.  Principal is due in equal monthly installments, plus interest, until maturity in 2022.  Since the loans acquired were at rates generally higher than prevailing market rates, the fair value of the acquired loans was increased by $1.2 million and is being amortized as a reduction of interest expense over the remaining term of the loans acquired, resulting in a 6.36% effective interest rate.  The remaining unamortized fair value adjustment is $1.0 million as of December 31, 2005 and is included in long-term debt.

On September 12, 2005, Monarch borrowed an additional $20.0 million and the Company used the proceeds to repay revolving credit facility borrowings.  Interest is payable monthly at a fixed 6.10% annual rate and the entire principal balance is due on June 30, 2031.

The loans are secured by substantially all of the assets of Monarch.  Monarch is subject to the maintenance of certain financial ratios and other restrictive covenants.  Monarch was in compliance with all covenants during the year ended December 31, 2005.

Note 6.   Long-Term Debt (Continued)

Windermere.  The term loan interest was at a rate equal to LIBOR plus 1.75%, with principal payments due quarterly, until maturity in 2012.  The loan was repaid in full during 2005 with borrowings under the revolving credit facility.

First Mortgage Bonds

Interest on the first mortgage bonds is payable semiannually and bonds may be redeemed at any time prior to the maturity date at a price of par plus a call premium.  Additional mortgage bonds may be issued subject to the provisions of the mortgage bond indentures and revolving credit facility.  Substantially all of the Suburban and New Mexico utility plant is pledged as collateral for these bonds.  The mortgage bond indentures limit the amount of cash and property dividends that Suburban and New Mexico may pay to the Company.  Dividends have averaged $3.0 to $4.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $40.4 million as of December 31, 2005.  As of December 31, 2005, both companies were in compliance with the dividend limitations mandated in their respective indentures.

New Mexico’s 7.64% series B bond was repaid in full during 2005 with borrowings under the revolving credit facility.

Economic Development Revenue Bonds

Economic Development Revenue Bonds in the amount of $1.8 million are due in 2018 and bear interest at a fixed 6.0% annual rate; interest is payable semi-annually.  Annual principal payments commence in 2009 and continue in increasing amounts until maturity.  The bond in the amount of $0.3 million is due in 2008, and bears interest at a fixed 5.5% annual rate, payable semi-annually, and principal is payable annually until maturity.  These bonds are secured by wastewater treatment plant assets.

Acquisition-Related Indebtedness

Notes payable were issued in connection with acquisitions made by the Company during 2001 and 2004, and are payable to the former owners of the acquired entities.  In general, these notes are not secured and bear interest at fixed rates ranging from 5.0% to 7.5% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required.

Aggregate Maturities

Total annual maturities of long-term debt outstanding as of December 31, 2005 are as follows:

(In thousands)	Annual Maturities

Year ending December 31,:
2006	$9,492
2007	1,345
2008	1,346
2009	943
2010	30,948
2011 and thereafter	82,000
Total annual maturities	126,074
Unamortized fair market value adjustment to acquired term loans	1,021
Total long-term debt	$127,095

Note 7.   Other Liabilities

Other Current Liabilities

Other current liabilities consist of the following as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Accrued salaries, wages and benefits	$7,068	$5,429
Deferred revenue and customer deposits	2,657	2,327
Franchise and other taxes	1,566	1,783
Accrued interest payable	1,547	1,345
Purchased water accrual	1,489	1,883
Dividends payable	1,213	975
Other	5,529	5,474
Total other current liabilities	$21,069	$19,216

Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Deferred revenue	$2,841	$1,846
Supplemental retirement and deferred compensation plan obligations	2,533	2,129
Amounts payable under lease assignment	2,439	2,716
Living unit equivalent and impact fees	2,114	1,056
Deferred rent	1,359	984
Regulatory deferred tax liability	1,256	1,260
Other	3,001	2,573
Total other long-term liabilities	$15,543	$12,564

Note 8.   Income Taxes

The components of income before taxes are as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003

Income (loss) before income taxes from:
Continuing operations	$11,362	$7,322	$10,989
Discontinued operations	(1,966)	(224)	228
Income before income taxes taxed at statutory rates	9,396	7,098	11,217
Capital loss on sale of stock related to discontinued operations	(3,969)	—	—
Income before taxes	$5,427	$7,098	$11,217

The components of the provisions for income taxes (benefits) are as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003

Current:
Federal	$(2,024)	$(1,895)	$3,209
State	(180)	275	514
Total current	(2,204)	(1,620)	3,723

Deferred:
Federal	5,081	4,393	570
State	478	108	31
Total deferred	5,559	4,501	601

Change in regulatory assets and liabilities, net	(278)	(268)	(251)
Investment tax credit amortization	(49)	(49)	(49)
Total provision for income taxes	$3,028	$2,564	$4,024

Allocation of total provision for income taxes:
Income tax (benefit) at statutory rates:
Continuing operations	$4,061	$2,649	$3,787
Discontinued operations	(688)	(85)	237
Total taxes as statutory rates	3,373	2,564	4,024
Tax benefit from loss on sale of stock at capital gains rates	(345)	—	—
Total provision for income taxes	$3,028	$2,564	$4,024

During 2005, the Company recorded significant current federal and state tax benefits as a result of $13.1 million of deferred revenues on construction projects.  During 2004, the Company recorded a significant current federal tax benefit as the result of $11.2 million of additional first year federal tax depreciation for qualifying assets placed in service during the year, which is allowable in accordance with the provisions of the Job Creation and Worker Assistance Act of 2002 and the Jobs and Growth Tax Relief Reconciliation Act of 2003.  The Company has recorded in other current assets $5.0 million of income tax refunds receivable as of December 31, 2005.

Current tax expense does not reflect benefits of $0.7 million, $0.4 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to the exercise of employee stock options credited to additional paid-in capital in stockholders’ equity.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003

Provision computed at statutory rates	34%	34%	34%
State income taxes, net of federal tax benefit	3%	3%	3%
Amortization and other non-deductible expense	—	—	1%
Other, net	(1)%	(1)%	(2)%
Effective tax rate	36%	36%	36%

Deferred tax assets and liabilities consist of the following as of December 31, 2005 and 2004:

	December 31,
(In thousands)	2005	2004

Deferred tax liabilities:
Depreciation	$20,678	$17,933
Deferred revenue	4,935	—
Section 1031 like-kind property exchange gain	919	979
Production cost balancing accounts	328	944
Gains on condemnation of land	554	599
Other	1,297	1,804
Total deferred tax liabilities	28,711	22,259
Deferred tax (assets):
Contributions in aid of construction and advances for construction	(2,300)	(2,583)
Allowances and other reserves	(2,851)	(2,708)
Stock-based compensation	(1,267)	(1,428)
Capital loss carryforwards	(1,196)	—
Investment tax credits	(327)	(351)
Other	(1,871)	(1,059)
Total deferred tax (assets)	(9,812)	(8,129)

Net deferred tax liabilities before valuation allowance	18,899	14,130
Deferred tax asset valuation allowance	1,196	—
Net deferred tax liabilities	$20,095	$14,130

Balance sheet classification:
Continuing operations:
Long-term deferred tax liabilities	$22,609	$15,528
Current deferred tax assets	(2,514)	(1,448)
Net continuing operations	20,095	14,080

Discontinued operations:
Long-term deferred tax liability	—	50
Net deferred tax liabilities	$20,095	$14,130

As of December 31, 2005, the Company has federal and state operating loss carryforwards in the amount of approximately $1.0 million and $6.1 million, respectively. The federal loss carryforwards expire in 2025, while the state loss carryforwards expire at various dates between 2010 and 2025.

During 2005, the Company realized a capital loss of $4.0 million on the sale Master Tek, which is reflected as a discontinued operation.  The Company will be able to carry back $0.7 million of the loss to a prior year to offset capital gains.  The remaining $3.3 million of capital loss will be carried forward to future years to offset any future capital gains.  The capital loss carryforward expires in 2010.  The $1.2 million capital loss carryforward has been fully offset by a valuation allowance as of December 31, 2005 because management does not believe it is more likely than not the Company will generate future capital gains prior to the expiration date of the loss carryforward.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its remaining deferred income tax assets.  Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.  However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.  Management regularly reviews the recoverability of deferred income tax assets and has determined that no additional valuation allowances are necessary as of December 31, 2005 or 2004.

Note 9.   Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 250,000 shares of $0.01 par value preferred stock of which 10,373 shares are designated Series A Preferred Stock.  There are 9,218 Series A preferred shares issued and outstanding as of December 31, 2005 and 2004.  Series A preferred stockholders are entitled to receive annual dividends of $2.625 per share.  Series A preferred shares may be redeemed by the Company at any time for a price of $52.00 per share and have preference in liquidation of $50.00 per share.

Common Stock

The Company is authorized to issue 75,000,000 common shares of $0.01 par value common stock, of which 22.2 million and 20.4 million shares are issued and outstanding as of December 31, 2005 and 2004, respectively.  The current quarterly cash dividend rate is $0.0524 per share.  As of December 31, 2005, a total of 3.9 million common shares are reserved for issuance upon exercise of all warrants and stock options, the conversion of the subordinated debentures and stock purchase plans.

During 2005, the Company issued 450,644 unregistered shares of common stock to acquire the remaining minority interest in Windermere Utility Company (Note 2).  The shares issued are included in the number of shares outstanding and the Company is obligated to register those shares.  During 2004, the Company completed public offerings of 3.8 million shares of common stock resulting in $41.1 million of net proceeds.  In 2003, the Company completed a private placement of 1.6 million shares of common stock to institutional investors, resulting in $10.9 million of net proceeds.

Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders, including the election of directors.  Upon liquidation or dissolution, the common stockholders will be entitled to share ratably in the assets legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any preferred stockholders.  Common stockholders do not have subscription, sinking fund, preemptive, redemption or conversion privileges.  The rights, preferences and privileges of common stockholders are subject to the rights of stockholders of any series of preferred stock that is issued, or that may be issued, in the future.

The Company has a Share Purchase Rights Plan (“Rights Plan”) designed to preserve value for the Company’s stockholders.  The Rights Plan is designed to deter coercive takeover tactics, to encourage third parties interested in acquiring the Company to negotiate with the Board of Directors and to reduce any adverse effects that significant stockholders of the Company may have on the public market for the Company’s common stock.  In the event of certain triggering events as specified in the Rights Plan (e.g., accumulation of a significant block of shares by an acquiring person), the stockholders become entitled to purchase additional shares of common stock at a significant discount.

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

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”).  The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment.  The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum.  The discounts may range from 0% to 5%, as determined from time to time by the Company.  The DRIP and DSPP discount offered by the Company was 5% during 2005 and has been reduced to 3% for the DRIP and 0% for the DSPP in 2006.  As of December 31, 2005, there are 1.3 million shares authorized for issuance under the plan of which 31,036 shares remain available for issuance.

Note 10. Commitments and Contingencies

Lease Commitments

The Company leases certain equipment and office facilities under operating leases that expire through 2026.  Aggregate rental expense under all operating leases was $7.9 million, $6.7 million and $5.7 million in 2005, 2004 and 2003, respectively.  At December 31, 2005, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

(In thousands)	Lease Commitment

Year ending December 31,:
2006	$6,722
2007	5,880
2008	4,689
2009	3,264
2010	2,465
2011 and thereafter	13,553
Total minimum payments required	$36,573

Commitments Under Long-Term Service Contracts

In 2002, the Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and upon final acceptance of the completed project by the CVWD, which is expected in 2006, the standby letter of credit will be terminated.

The Company now operates the completed plant under a twenty-year operating agreement.  The CVWD service contract contains certain guarantees related to the performance of the Company and a subsidiary, including certain liquidated damages in the event of failure on the part of the Company to perform not caused by uncontrollable circumstances as defined in the service contract.  During the twenty-year term of the operating agreement, the Company may be liable for liquidated damages relating to any lost payments from an agreement with a state water agency providing financial assistance to CVWD.  Also, the Company has made other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

As part of the financing for this project, the CVWD sold insured municipal bonds.  The Company entered into an agreement with the bond insurer to guarantee the Company’s performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default.  During the twenty-year operation of the facility, such liability caps will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility, estimated to be approximately $1.5 million.

Legal Proceedings

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services.  In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District.  A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its financial position, results of operations or cash flows.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business.  The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Performance Bonds

As part of its contract process, the Services Group obtains bid bonds which secure, among other things, the Services Group’s willingness to participate in contract discussions.  The bid bonds range in value dependent upon the requirements of the potential client.  Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is canceled and the Services Group bears no further liability.  The aggregate amount of bid bonds outstanding is usually less than $0.5 million at any given time.  The Company also secures its performance under operating and maintenance contracts with performance and completion bonds obtained from surety companies.  The aggregate amount of these bonds was approximately $2.0 million at December 31, 2005.

Minority Interest Put and Call Rights

The Company owns 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”).  The minority stockholder has the right to require the Company to purchase the remaining 10% of OpTech for the greater of $1.0 million or a formula-determined amount based on the profitability of OpTech.  The Company has the right to purchase the remaining 10% of OpTech beginning in August 2006 at the same terms.  In February 2006, the minority stockholder elected to exercise its option to require the Company to purchase the shares.  In accordance with the agreement, the Company will acquire the shares based on the formula determined amount which will be slightly more than the $1.0 million minimum amount.  The purchase of the shares is expected to occur in March 2006.

Prior to December 2005, the Company had an 80% interest in Windermere Utility Company.  The stockholders rights agreement provided that the Company had the right to acquire the remaining 20% of Windermere at any point in time for $6.0 million payable with common stock of the Company provided certain market value thresholds were attained.  The minority stockholder of Windermere had the right to require the Company to purchase the shares beginning in October 2005 at essentially the same terms, depending on the prevailing market value of the common stock.  In December 2005, the minority stockholder elected to exercise its right and the Company issued 450,644 shares of its common stock in exchange for the remaining Windermere shares.

EPA Investigations

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The facility was also served with search warrants executed by the EPA.  The subsidiary has operated this facility since September 2004.  The Company is cooperating fully with the investigation.

On May 18, 2005, the EPA executed a search warrant at one of the Company’s operating subsidiaries in Texas.  The search warrant sought information relating to the subsidiary’s laboratory operations.  The Company is cooperating fully with the investigation.

Note 11. Earnings per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Basic earnings (loss) per share:
Income from continuing operations	$7,301	$4,673	$7,202
Less preferred stock dividends	(24)	(24)	(27)
Income from continuing operations applicable to common stockholders	7,277	4,649	7,175
Income (loss) from discontinued operations	(4,902)	(139)	(9)
Net income applicable to common stockholders	$2,375	$4,510	$7,166

Weighted average common shares outstanding	20,859	18,473	15,404

Earning (loss) per common share applicable to common stockholders:
From continuing operations	$0.35	$0.25	$0.47
From discontinued operations	(0.24)	(0.01)	—
Net income applicable to common stockholders	$0.11	$0.24	$0.47

Diluted earnings (loss) per share:
Income from continuing operations applicable to common stockholders	$7,277	$4,649	$7,175
Income (loss) from discontinued operations	(4,902)	(139)	(9)
Net income applicable to common stockholders	$2,375	$4,510	$7,166

Weighted average common shares outstanding	20,859	18,473	15,404
Plus shares issued on assumed exercise of stock options and warrants	752	940	760
Weighted average common shares outstanding	21,611	19,413	16,164

Earnings (loss) per common share applicable to common stockholders:
Income from continuing operations	$0.34	$0.24	$0.44
Income (loss) from discontinued operations	(0.23)	(0.01)	—
Net income applicable to common stockholders	$0.11	$0.23	$0.44

The difference between basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares.  As described in Note 6, the Company has $16.1 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of December 31, 2005.  The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share (1.5 million shares as of December 31, 2005).  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Approximately 314,000, 332,000 and 44,000 stock options were excluded from the computation of diluted earnings per share in 2005, 2004 and 2003, respectively, due to their antidilutive effect.

Both basic and diluted earnings per common share and the related weighted average common shares outstanding for the years ended December 31, 2005, 2004 and 2003 have been retroactively adjusted to reflect the 5% stock dividend declared on January 2, 2006.

Note 12. Stock-Based Incentive Compensation Plans

The Company has three stock-based plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan.  The Company has adopted the fair value recognition provisions of SFAS No. 123, which requires that the Company value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003

Dividend yield	1.7%	1.3%	1.8%
Expected volatility	24.3%	24.4%	26.6%
Risk-free interest rate	4.1%	3.7%	2.7%
Expected life in years	5.7	5.8	5.5

Compensation expense arising from stock option grants as determined using the Black-Scholes fair value option model was $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Plan (“SOP”)

The stockholder-approved 1988 Stock Option Plan (“SOP”), as amended, authorizes the Company to issue options to purchase up to 4.7 million shares of its common stock.  As of December 31, 2005, options to purchase 1.0 million shares were available for issuance.

Under the SOP, the Company may grant non-qualified stock options to officers, employees and certain consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant.  The Company also granted non-qualified options to certain non-employee directors of the Company.  Options granted subsequent to December 31, 1999 vest equally over a period of five years and expire seven years and one day from the date of grant.  Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.  Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

Director Option Plan (“DOP”)

The stockholder-approved 1996 Director Option Plan (“DOP”), as amended authorizes the Company to issue options to purchase up to 0.8 million shares of its common stock to eligible non-employee directors.  As of December 31, 2005, options to purchase 0.3 million shares were available for issuance.

The DOP provides for an automatic annual grant of options to purchase 10,000 shares of the Company’s common stock to eligible non-employee directors of the Company on the date of the Company’s annual meeting of stockholders through 2014 at fair market value.  New directors are initially granted options to purchase 10,000 shares of common stock upon appointment to the Board of Directors.  DOP options granted after December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant.  Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

Warrants

As of December 31, 2005, there are warrants to purchase 143,581 shares of common stock outstanding and exercisable.  The warrants are exercisable anytime at $6.23 per share and expire in 2010.  The warrants were issued in 2000 to consultants as compensation for their assistance in connection with an acquisition.

Summary of All Option Plans and Warrants

The following table summarizes all stock option plan and warrant activity during the three years ended December 31, 2005.

	Years Ended December 31,
	2005		2004		2003
(In thousands, except exercise prices)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	2,915	$7.65	2,747	$6.38	2,511	$6.11
Granted	327	11.06	460	12.64	390	8.41
Exercised	(518)	12.33	(160)	3.49	(117)	5.05
Forfeited	(83)	11.14	(132)	9.78	(37)	7.06
Outstanding at end of year	2,641	8.30	2,915	7.65	2,747	6.38

Exercisable at end of year	1,624	6.91	1,740	6.16	1,548	5.05

The following table summarizes information about stock options and warrants outstanding and exercisable as of December 31, 2005.

			Outstanding			Exercisable
(In thousands, except per share data)			Number Outstanding as of December 31 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted- Average Exercise Price

Range of per share exercise prices:

$1.43	to	$3.57	101	1.11 years	$3.25	101	$3.25
$3.58	to	$7.14	764	2.75 years	5.40	705	5.27
$7.15	to	$10.71	1,148	3.58 years	8.55	711	8.25
$0.72	to	$14.29	628	5.55 years	12.20	107	12.28
$1.43	to	$14.29	2,641	3.71 years	8.30	1,624	6.91

Note 13. Employee Benefit Plans

401(k) Retirement Plans

Substantially all employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974.  The Company makes discretionary matching contributions to the plans that vest over a period of one to six years.  The Company’s expense related to its matching contributions was $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental Executive Retirement Plan (“SERP”)

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death.  Two executive officers of the Company have been selected by the compensation committee of the Board of Directors to participate in the SERP.  Under the SERP, in most cases, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant’s average annual compensation multiplied by (2) the applicable compensation percentage as defined by the SERP less (3) the Social Security benefit for the most recent five years of employment.  Compensation under the SERP is the participant’s base salary and excludes bonus and other forms of compensation.

The following table details the components of the net periodic benefit costs and actuarial assumptions:

	Years Ended December 31,
(In thousands)	2005	2004	2003

Net periodic benefit costs:
Service cost	$64	$59	$56
Interest cost	78	75	73
Recognized actuarial loss	89	85	87
Total	$231	$219	$216

Actuarial assumptions:
Discount rate	5.5%	5.5%	6.0%
Salary increases	5.0%	5.0%	5.0%

Summarized in the table below is information about the changes in the projected benefit obligation:

	Years Ended December 31,
(In thousands)	2005	2004

Projected benefit obligation:
Balance at beginning of the year	$911	$692
Interest cost	78	75
Service cost	64	59
Amortization of unrecognized loss	51	48
Amortization of unrecognized prior service cost	38	37
Balance at end of the year	$1,142	$911

Unrecognized costs remaining at period end date:
Unrecognized loss	$239	$347
Unamortized prior service costs	125	162

Note 13. Employee Benefit Plans (Continued)

The SERP is an unfund plan.  However, to assist in funding the benefit obligations, the Company has invested in a corporate-owned life insurance policy.  The cash surrender value of the policy is designed to be equal to the net present value of the aggregate SERP benefit obligations.  However, there is no direct relationship between the aggregate participants’ SERP benefits and the policy coverage.  The cash surrender value of the policy was $1.2 million as of December 31, 2005 and $0.9 million as of December 31, 2004, and is included in non-current assets in the accompanying consolidated balance sheets (Note 5).

Deferred Compensation Plan (“DCP”)

The Company has a non-qualified deferred compensation plan (“DCP”) that permits key employees to annually elect to defer a portion of their compensation until their retirement.  The retirement benefit to be provided is based upon the amount of compensation deferred.  Deferred compensation expense was $0.1 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively.  Total deferred compensation liabilities were $1.4 million and $1.2 million at December 31, 2005 and 2004, respectively.

To assist in funding the deferred compensation liability, the Company has invested in company-owned life insurance policies.  The cash surrender value of these policies were $1.6 million and $1.1 million at December 31, 2005 and 2004, respectively, and is included in non-current assets in the accompanying consolidated balance sheets (Note 5).

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary, not to exceed $25,000 per year.  The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period.  Under the ESPP, the Company issued approximately 26,000 shares, 21,000 shares and 23,000 shares to employees in 2005, 2004 and 2003, respectively.  The Company’s expense related to this plan was less the $0.1 million for the years ended December 31, 2005, 2004 and 2003.  At December 31, 2005, the Company is authorized to sell 1.3 million shares pursuant to the plan and 0.9 million shares are available for future purchases.

Note 14. Segment Information

The Company provides a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility billing and collection; utility infrastructure construction management; and public works services.  The Company owns regulated public utilities and also serves cities, utility districts and private companies under contract.  The Company’s businesses are segmented into two operating groups: the Utility Group, which is comprised of the Company’s regulated public utilities; and the Services Group, which is comprised of the Company’s non-regulated operations.

The Utility Group owns and operates public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state or local authorities.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including some of the companies in the Utility Group.  Revenue is also derived through operations and maintenance contracts with smaller municipalities.  The Services Group also provides construction and construction management services, and certified water and wastewater laboratory services.

The reportable segments are strategic business units that offer different services.  They are managed separately since each business requires different operating and growth strategies.  The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return.  The Utility Group subsidiaries are primarily governed by the federal, state and / or county regulatory bodies.  The service areas in which the Utility Group operates constitute monopolies with allowable rates of return determined by state or county regulatory agencies.  The accounting policies of the segments are described in the summary of significant accounting policies in Note 1.

The following table presents information about the operations of each segment for the three years ended December 31, 2005.

(In thousands)	Utility Group	Services Group (1)(2)	Total Operating Segments	Corporate and Other (3)	Consolidated Total

For the year ended December 31, 2005:
Revenues (1)	$78,884	$124,297	$203,181	$—	$203,181

Operating income (loss)	$27,077	$3,586	$30,663	$(12,529)	$18,134
Interest expense	(4,577)	(1,885)	(6,462)	(783)	(7,245)
Interest income	60	363	423	52	475
Other income (expense)	(48)	13	(35)	33	(2)
Income from continuing operations before income taxes	$22,512	$2,077	$24,589	$(13,227)	$11,362

Other information:
Depreciation and amortization	$7,117	$2,631	$9,748	$424	$10,172
Additions to property, plant and equipment	35,476	1,402	36,878	92	36,970
Identifiable assets as of period end date	371,714	68,546	440,260	4,465	444,725

See accompanying notes on the next page.

Note 14. Segment Information (Continued)

(In thousands)	Utility Group	Services Group (1)(2)	Total Operating Segments	Corporate and Other (3)	Consolidated Total

For the year ended December 31, 2004:
Revenues (1)	$69,420	$110,175	$179,595	$—	$179,595

Operating income (loss)	$22,569	$(148)	$22,421	$(11,177)	$11,244
Interest expense	(3,303)	(1,824)	(5,127)	139	(4,988)
Interest income	383	499	882	20	902
Gain on sales of land	109	60	169	—	169
Other income (expense)	61	(91)	(30)	25	(5)
Income from continuing operations before income taxes	$19,819	$(1,504)	$18,315	$(10,993)	$7,322

Other information:
Depreciation and amortization	$5,458	$2,830	$8,288	$210	$8,498
Additions to property, plant and equipment	23,176	2,338	25,514	139	25,653
Identifiable assets as of period end date	322,548	76,801	399,349	5,460	404,809

For the Year Ended December 31, 2003:
Revenues (1)	$56,933	$109,750	$166,683	$—	$166,683

Operating income (loss)	$17,807	$2,902	$20,709	$(6,533)	$14,176
Interest expense	(1,871)	(1,635)	(3,506)	(675)	(4,181)
Interest income	—	384	384	(48)	336
Gain on sales of land	728	—	728	—	728
Other income (expense)	(51)	201	150	(220)	(70)
Income (loss) from continuing operations before income taxes	$16,613	$1,852	$18,465	$(7,476)	$10,989

Other information:
Depreciation and amortization	$4,646	$2,488	$7,134	$67	$7,201
Additions to property, plant and equipment	18,993	2,442	21,435	356	21,791
Identifiable assets as of period end date	222,436	67,831	290,267	5,955	296,222

Notes

(1)

In addition to services provided to external customers, some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group. In accordance with SFAS No. 71, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services. Intersegment profit was $9.3 million, $5.1 million and $3.6 million for 2005, 2004 and 2003, respectively.

(2)	Segment information for the years ended December 31, 2004 and 2003 has been revised to reflect the sale of a subsidary in the Services Group during 2005 as a discontinued operation.

(3)

Consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to our reportable segments. Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

Note 15. Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below.  The fluctuations in revenues, operating income and net income between quarters reflects the seasonal nature of the Company’s operations.

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Year Ended December 31, 2005:
Revenues	$45,231	$51,282	$54,668	$52,000
Operating income	1,485	6,490	6,129	4,030
Income (loss) from continuing operations	(127)	3,044	3,007	1,377
Loss from discontinued operations	(114)	(4,788)	—	—
Net income (loss)	(241)	(1,744)	3,007	1,377
Net income (loss) applicable to common stockholders	(247)	(1,750)	3,001	1,371

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.15	$0.14	$0.06
Loss from discontinued operations	—	(0.24)	—	—
Net income (loss)	$(0.01)	$(0.09)	$0.14	$0.06

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.14	$0.14	$0.06
Loss from discontinued operations	—	(0.22)	—	—
Net income (loss)	$(0.01)	$(0.08)	$0.14	$0.06

Year Ended December 31, 2004:
Revenues	$38,007	$43,434	$52,653	$45,501
Operating income	581	4,670	5,051	942
Income (loss) from continuing operations	(124)	2,346	2,531	(80)
Income (loss) from discontinued operations	142	208	(159)	(330)
Net income (loss)	18	2,554	2,372	(410)
Net income (loss) applicable to common stockholders	12	2,547	2,366	(415)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.13	$0.13	$—
Income (loss) from discontinued operations	0.01	0.01	(0.01)	(0.02)
Net income (loss)	$—	$0.14	$0.12	$(0.02)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.12	$0.13	$—
Income (loss) from discontinued operations	0.01	0.01	(0.01)	(0.02)
Net income (loss)	$—	$0.13	$0.12	$(0.02)

Basic earnings (loss) per common share and diluted earnings (loss) per common share for periods prior to the fourth quarter of 2005 have been retroactively adjusted to reflect the 5% stock dividend on January 2, 2006.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Schedule I—Condensed Financial Information of Registrant

Balance Sheets

	December 31,
(In thousands)	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$2,458	$633
Receivable from subsidiaries, net	64,320	53,268
Other current assets	7,299	6,302
Total current assets	74,077	60,203

Property, plant and equipment, net	733	861
Investments in subsidiaries	124,891	108,514
Deferred income taxes	—	1,329
Other assets	4,911	3,591
	$204,612	$174,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Other current liabilities	$5,732	$7,315

Long-term debt:
Revolving line of credit	30,000	20,000
Convertible subordinated debentures	16,108	17,255
Deferred income taxes	2,457	—
Other liabilities	5,062	3,730

Commitments and contingencies

Stockholders’ Equity:
Cumulative preferred stock	461	461
Common stock	222	194
Additional paid-in capital	122,368	101,509
Retained earnings	22,202	24,034
Total stockholders’ equity	145,253	126,198
	$204,612	$174,498

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Schedule I—Condensed Financial Information of Registrant

Statements of Operations

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Revenues	$—	$—	$—
Selling, general and administrative expenses	1,283	3,595	3,996
Operating loss	(1,283)	(3,595)	(3,996)

Other income (expense):
Interest expense	(783)	(1,925)	(1,552)
Interest income	53	21	—
Other, net	32	2,089	609

Loss before income taxes	(1,981)	(3,410)	(4,939)
Income tax benefit	681	1,395	2,218

Loss from continuing operations	(1,300)	(2,015)	(2,721)
Loss on sale of discontinued operations, net of tax	(3,624)	—	—

Net loss before equity in net income of subsidiaries	(4,924)	(2,015)	(2,721)

Equity in net income of subsidiaries	7,323	6,549	9,914

Net income	$2,399	$4,534	$7,193

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Schedule I—Condensed Financial Information of Registrant

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$2,399	$4,534	$7,193
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(7,323)	(6,549)	(9,916)
Loss on sale of discontinued operations, net of tax	3,624	—	—
Depreciation and amortization	424	210	67
Stock-based compensation expense	966	860	934
Deferred income taxes	1,738	594	(716)
Changes in assets and liabilities, net of effects of acquisitions:
Other current assets	3,594	(7,452)	(329)
Other current liabilities	(2,102)	7,348	546
Other, net	(138)	767	3,251
Net cash provided by operating activities	3,182	312	1,030

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(12,312)	(48,871)	—
Additions to property, plant and equipment	(90)	(139)	(372)
Purchase of minority interest	—	(2,900)	—
Cash proceeds from sale of discontinued operations	9,206	—	—
Dividends received from subsidiaries	4,383	4,207	3,630
Net cash used in investing activities	1,187	(47,703)	3,258

Cash Flows from financing activities:
Net proceeds from direct stock purchase plan, employee stock purchase and stock option plans and director option plan	12,131	943	1,270
Revolving line of credit borrowings (repayments)	10,000	4,103	4,822
Net proceeds from issuance of common stock	—	41,109	10,898
Proceeds from sale/leaseback of assets	—	—	396
Net change intercompany balances	(19,554)	4,771	(19,154)
Dividends paid	(4,221)	(3,523)	(2,563)
Deferred financing costs	(900)	—	—
Net cash provided by financing activities	(2,544)	47,403	(4,331)

Net increase (decrease) in cash and cash equivalents	1,825	12	(43)
Cash and cash equivalents at beginning of year	633	621	664
Cash and cash equivalents at end of year	$2,458	$633	$621

See accompanying notes to condensed financial information of registrant.

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation.  In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the Registrant (the “Company”) are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

Other Income.  Other income consists of management fees charged by the Company to its subsidiaries.

Stock-Based Compensation.  The Company has two plans which allow for the granting of stock options.  As disclosed in Note 12 to the consolidated financial statements, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for its stock option grants.  Accordingly, compensation expense is recognized for fixed stock options as if the fair value of the stock options as of the grant dates were recognized as expense over the vesting period in accordance with SFAS No. 123.

Income Taxes.  Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs.  The Company files a consolidated U.S. federal income tax return, which includes all qualifying subsidiaries.

Note 2.   Long-Term Debt

During 2001, the Company issued $20.0 million in long-term convertible subordinate debentures.  The debentures bear a fixed interest rate of 6.85% and mature in 2021.  Approximately $3.9 million of the debentures have been converted into the Company’s common stock in accordance with their terms and $16.1 million remain issued and outstanding.  The Company had outstanding borrowings on long-term bank lines of credit of $30.0 million and $20.0 million as of December 31, 2005 and 2004, respectively.

Note 3.   Commitments and Contingencies

Legal proceedings

The Company is involved in routine legal and administrative proceedings incident to the normal conduct of business.  The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

Minority Interest Put and Call Rights

The Company owns 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”).  The minority stockholder has the right to require the Company to purchase the remaining 10% of OpTech for the greater of $1.0 million or a formula-determined amount based on the profitability of OpTech.  The Company has the right to purchase the remaining 10% of OpTech beginning in August 2006 at the same terms.  In February 2006, the minority stockholder elected to exercise its option to require the Company to purchase the shares.  In accordance with the agreement, the Company will acquire the shares based on the formula determined amount which will be slightly more than the $1.0 million minimum amount.  The purchase of the shares is expected to occur in March 2006.

Commitment Under Long-term Service Contract

The Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (“CVWD”).  The Company now operates and maintains the facility under a 20-year contract.  As part of the financing for this project, the CVWD sold insured municipal bonds.  The Company entered into an agreement with the bond insurer to guarantee the Company’s performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default.  During the twenty-year operation of the facility, such liability caps will not exceed an amount equal to $4.0 million plus an amount no greater than the replacement cost of the actual reverse osmosis filtration unit within the facility, estimated to be approximately $1.5 million.

Limitations on Dividends at our California and New Mexico Utilities

Two of the Company’s wholly-owned subsidiaries, Suburban Water Systems and New Mexico Utilities, Inc., are limited by their mortgage bond agreements as to the amount of cash and property dividends they may distribute to the Company.  Dividend distributions have averaged $3.0 to $4.0 million per year and are less than the dividend restriction threshold by $40.4 million as of December 31, 2005.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Recoveries and / or Acquisitions	Accounts Written Off	Balance at End of Year

Allowance for doubtful accounts:
Year ended December 31, 2005	$2,170	$1,088	$(36)	$(1,070)	$2,152
Year ended December 31, 2004	1,597	1,129	227	(783)	2,170
Year ended December 31, 2003	2,050	140	186	(779)	1,597