Form 10-Q
period 2006-03-31
SOUTHWEST WATER CO
filed 2006-05-10
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2006

Common Stock, $.01 par value per share	22,667,379 shares

TABLE OF CONTENTS

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

i

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,342	$2,764
Restricted cash	241	241
Accounts receivable, net	25,832	26,517
Other current assets	16,946	18,224
Total current assets	45,361	47,746

Property, Plant and Equipment, Net:
Regulated utilities	339,552	333,027
Non-regulated operations	11,434	11,794
Total property, plant and equipment, net	350,986	344,821

Other Assets:
Goodwill	34,324	32,977
Intangible assets	2,819	2,965
Other assets	16,155	16,216
	$449,645	$444,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$9,497	$9,492
Accounts payable	6,737	10,018
Other current liabilities	19,522	21,069
Total current liabilities	35,756	40,579

Other Liabilities and Deferred Credits:
Long-term debt	122,577	117,603
Deferred income taxes	23,022	22,609
Advances for construction	8,315	8,478
Contributions in aid of construction	95,782	94,660
Other liabilities and deferred credits	15,201	15,543

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	461	461
Common stock	226	222
Additional paid-in capital	126,517	122,368
Retained earnings	21,788	22,202
Total stockholders’ equity	148,992	145,253
	$449,645	$444,725

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005

Revenues:
Utility Group	$17,973	$15,459
Services Group	32,829	29,772
Total revenues	50,802	45,231

Expenses:
Utility Group operating expenses	10,397	9,979
Services Group operating expense	29,003	25,908
Selling, general and administrative	8,385	7,859
Total expenses	47,785	43,746

Operating income	3,017	1,485

Other income (expense):
Interest expense	(2,131)	(1,771)
Interest income	81	107
Other, net	139	(13)

Income (loss) from continuing operations before income taxes	1,106	(192)
Provision for income taxes	(405)	65

Income (loss) from continuing operations	701	(127)

Cumulative effect of change in accounting principle, net of tax	71	—
Loss from discontinued operations, net of tax	—	(114)

Net income (loss)	772	(241)

Preferred stock dividends	(6)	(6)
Net income (loss) applicable to common stockholders	$766	$(247)

Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.03	$(0.01)
Cumulative effect of change in accounting principle	—	—
Loss from discontinued operations	—	—
Net income (loss) applicable to common stockholders	$0.03	$(0.01)

Diluted:
Income (loss) from continuing operations	$0.03	$(0.01)
Cumulative effect of change in accounting principle	—	—
Loss from discontinued operations	—	—
Net income (loss) applicable to common stockholders	$0.03	$(0.01)

Weighted average common shares outstanding:
Basic	22,293	20,382
Diluted	23,307	20,382

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2005	9	$461	22,185	$222	$122,368	$22,202	$145,253
Dividend reinvestment and stock purchase plans	—	—	43	—	667	—	667
Proceeds from stock options exercised	—	—	191	2	1,345	—	1,347
Excess tax benefit from stock options exercised	—	—	—	—	362	—	362
Stock-based compensation	—	—	—	—	275	—	275
Cumulative effect of change in principle	—	—	—	—	(110)	—	(110)
Debenture conversions	—	—	153	2	1,610	—	1,612
Net income	—	—	—	—	—	772	772
Cash dividends declared	—	—	—	—	—	(1,186)	(1,186)
Balance at March 31, 2006	9	$461	22,572	$226	$126,517	$21,788	$148,992

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Cash flows from operating activities of continuing operations:
Net income (loss)	$772	$(241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(71)	—
Loss from discontinued operations, net of tax	—	114
Depreciation and amortization	2,685	2,411
Deferred income taxes	778	830
Stock-based compensation expense	275	252
Gain on sales of land	(407)	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	—	190
Accounts receivable	698	(912)
Other current assets	1,279	3,040
Other assets	(130)	(1,254)
Accounts payable	(3,274)	(2,059)
Other current liabilities	(1,940)	(747)
Other liabilities	(447)	(153)
Other, net	(39)	257
Net cash provided by operating activities	179	1,728

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(7,426)	(6,932)
Acquisition of businesses, net of cash acquired	(1,231)	(2,008)
Purchase of minority interest	(1,010)	—
Proceeds from sales of land	427	—
Net cash used in investing activities	(9,240)	(8,940)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	7,000	11,774
Proceeds from stock option and stock purchase plans	2,014	202
Excess tax benefit from stock options exercised	362	—
Contributions in aid of construction	702	263
Capital improvement reimbursements	220	—
Dividends paid	(1,186)	(977)
Payments on long-term debt	(303)	(364)
Repayment of advances for construction	(164)	(83)
Deferred financing costs	(6)	—
Net cash provided by financing activities	8,639	10,815

Cash flows from discontinued operations:
Operating activities	—	(269)
Investing activities	—	(9)
Financing activities	—	(186)
Net cash used in discontinued operations	—	(464)

Net increase (decrease) in cash and cash equivalents	(422)	3,139
Cash and cash equivalents at beginning of year	2,764	1,388
Cash and cash equivalents at end of year	$2,342	$4,527

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,208	$1,521
Income taxes paid (refunded), net	(1,852)	(1,419)

Components of cash paid for acquisitions:
Fair value of assets acquired	$1,234	$3,214
Liabilities assumed	(3)	(1,206)
Cash paid for acquisitions	$1,231	$2,008

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$1,059	$346
Debentures converted into common stock	1,687	15

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation

These consolidated interim financial statements are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. All of these adjustments are normal recurring adjustments.

Preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Some information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Reclassifications have been made to the financial statements for prior periods to conform to the current year presentation, principally to reflect the sale of a subsidiary during 2005 as a discontinued operation (Note 2).

The Company’s businesses are seasonal because they are affected by weather. As a result, operating results for interim periods do not necessarily predict the operating results for any other interim period or for the full year.

Gain on Sale of Land

During the three months ended March 31, 2006, the Company recorded a $0.4 million gain on the sale of land that was no longer needed to support our California utility’s operations. The gain is reflected as a reduction of Utility Group operating expenses in the consolidated financial statements.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the modified prospective method. Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The adoption of SFAS No. 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. See Note 7 for additional information.

Note 2.   Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2006, the Company’s acquired a small water utility and the rights to provide water and wastewater utility service in another area, both located near Austin, Texas. The aggregate purchase price for these acquisitions was $1.3 million in cash; liabilities assumed in connection with the acquisitions were negligible. The assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary valuations, including $0.3 million of goodwill. The consolidated financial statements reflect the acquired utilities subsequent to their respective acquisition dates. The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations.

On March 21, 2006, the 10% minority interest stockholder in Operations Technology, Inc. (“OpTech”), a Georgia-based non-regulated business in the Company’s Services Group, exercised its right to require the Company to purchase the remaining 10% of OpTech stock that it did not already own for $1.0 million in cash. In connection with this acquisition, the Company has preliminarily allocated the entire purchase price to goodwill.

The acquisitions were funded with borrowings under the Company’s revolving line of credit. The Company expects to finalize the purchase price allocations during 2006.

Disposition of Master Tek

During the second quarter of 2005, the Company sold Master Tek International, Inc., a subsidiary in its Services Group that provided utility submetering and billing and collection services for multi-family residential properties. The Company sold Master Tek for $12.2 million and received $11.1 million in cash at closing and $1.1 million of the sales price was placed into an escrow account which was to be released to the Company in April 2006 at the end of a specified representation and warranty period covering customary matters.

On March 29, 2006, the Company received a letter from the buyer claiming that the Company violated certain standard representations and warranties and that it was seeking $1.65 million. The Company has reviewed the claims and in accordance with the agreement has agreed to release $0.3 million of the escrow balance to the buyer, but denies the remainder of the claims. The $0.3 million released from escrow was offset against an accrual made at closing for certain retained liabilities and estimated post-closing obligations.

At March 31, 2006, the remaining $0.8 million escrow account balance is included in other current assets in the accompanying consolidated balance sheets.

As a result of the sale, Master Tek is presented as a discontinued operation in the accompanying consolidated financial statements and the results of operations and cash flows for 2005 have been reclassified to segregate Master Tek’s results for that period.

The following tables summarize the results of operations of Master Tek included in the consolidated financial statements.

Three Months
Ended
March 31,
(In thousands)	2005

Services Group revenues	$1,635

Expenses:
Services Group operating expense	1,188
Selling, general and administrative	453
Total expenses	1,641

Operating loss	(6)

Interest expense	(178)

Loss before income taxes	(184)
Income tax benefit	70

Loss from discontinued operations	$(114)

Note 3.   Accounts Receivable

The Company’s Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states. Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region of the United States during the third quarter of 2005. The water and wastewater infrastructures for five clients in Mississippi were disabled by Hurricane Katrina. The contracts with these clients provide that the Company can incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers. In addition, the clients requested our assistance with the removal of debris to enable access for emergency vehicles and residents. The Company incurred $0.7 million of overtime labor costs and emergency out-of-pocket operating expenses in 2005 and $0.1 million in 2006, related to these recovery efforts for these clients, which are reflected as operating expenses during those periods. The Company has billed its clients $0.9 million for these emergency services and we are assisting our clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs. We recognized revenues of $0.8 million during 2005 and $0.1 million during the three months ended March 31, 2006 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition. As of March 31, 2006, we have collected $0.4 million of the $0.9 million billed to date and the remaining $0.5 million is reflected in accounts receivable as of March 31, 2006.

Note 4.   Long-Term Debt

Long-term debt consists of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(In thousands)	2006	2005

$100 million revolving credit facility	$37,000	$30,000

6.85% convertible subordinated debentures due 2021	14,421	16,108

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	12,384	12,577
5.77% fixed rate term loan due 2022	851	864
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Company:
9.09% series B first mortgage bond due 2022	8,000	8,000
7.61% series C first mortgage bond due 2006	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
6.0% series 1998A due 2018	1,810	1,810
5.5% series 1998A due 2008	320	320

Acquisition-related indebtedness	1,298	1,395
Total long-term debt payment obligations	131,084	126,074
Unamortized Monarch term loan fair value adjustments	990	1,021
Total long-term debt	132,074	127,095
Less current portion of long-term debt	(9,497)	(9,492)
Long-term debt, less current portion	$122,577	$117,603

The Company had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under its revolving credit facility as of March 31, 2006, reducing available borrowings under the credit facility to $58.9 million as of that date.

Note 5.   Commitments and Contingencies

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

Legal Proceedings

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, Second Appellate District. A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits. Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business. The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

Minority Interest Put and Call Rights

Prior to March 31, 2006, the Company owned 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”). The minority stockholder had the right to require the Company to purchase the remaining 10% of OpTech for the greater of $1.0 million or a formula-determined amount based on the profitability of OpTech. The Company had the right to purchase the remaining 10% of OpTech beginning in August 2006 at the same terms. In March 2006, the minority stockholder elected to exercise its right and the Company acquired the shares based on the formula determined amount which was slightly more than the $1.0 million minimum amount (Note 2).

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

Note 6.   Earnings Per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005

Basic earnings (loss) per share:
Income (loss) from continuing operations	$701	$(127)
Less preferred stock dividends	(6)	(6)
Income (loss) from continuing operations applicable to common stockholders	695	(133)
Cumulative effect of change in accounting principle	71	—
Loss from discontinued operations	—	(114)
Net income (loss) applicable to common stockholders	$766	$(247)

Weighted average common shares outstanding	22,293	20,382

Earning (loss) per common share applicable to common stockholders:
Continuing operations	$0.03	$(0.01)
Cumulative effect of change in accounting principle	—	—
Discontinued operations	—	—
Net income (loss) applicable to common stockholders	$0.03	$(0.01)

Diluted earnings (loss) per share:
Income (loss) from continuing operations applicable to common stockholders	$695	$(133)
Cumulative effect of change in accounting principle	71	—
Loss from discontinued operations	—	(114)
Net income (loss) applicable to common stockholders	$766	$(247)

Weighted average common shares outstanding	22,293	20,382
Plus shares issued on assumed exercise of stock options and warrants	1,014	—
Weighted average common shares outstanding	23,307	20,382

Earnings (loss) per common share applicable to common stockholders:
Continuing operations	$0.03	$(0.01)
Cumulative effect of change in accounting principle	—	—
Discontinued operations	—	—
Net income (loss) applicable to common stockholders	$0.03	$(0.01)

The difference between basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares. The Company incurred a loss during the three months ended March 31, 2005. As a result, options to purchase 875,000 shares of common stock as of March 31, 2005 are considered antidilutive and therefore are not included in the computation of diluted loss per share for this period.

As described in Note 4, the Company has $14.4 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of March 31, 2006. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.3 million shares as of March 31, 2006). At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Both basic and diluted earnings per common share and the related weighted average common shares outstanding for the three months ended March 31, 2005 have been retroactively adjusted to reflect a 5% stock dividend declared on January 2, 2006.

Note 7.   Stock Based Incentive Compensation Plans

The Company has three stock-based incentive compensation plans: the Stock Option Plan, the Director Stock Option Plan, and the Employee Stock Purchase Plan. The table below summarizes the number of shares authorized and available for issuance under the three stock-based plans as of March 31, 2006.

	Number of Shares
(In thousands)	Authorized	Available

Stock Option Plan	4,676	814
Director Stock Option Plan	758	315
Employee Stock Purchase Plan	1,256	908
Total	6,690	2,037

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the modified prospective method. Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. Because the Company has been recognizing compensation cost related to share-based payments since its 2002 adoption of SFAS No. 123, the adoption of SFAS No. 123(R) did not have a material effect on the consolidated financial statements.

The adoption of SFAS No. 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of options for which the requisite service is not expected to be rendered and reducing the periodic compensation cost recorded accordingly. As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as the cumulative effect of a change in accounting principle, to reflect the amount of compensation cost previously recognized related to outstanding options as of December 31, 2005 that are not expected to vest based on an estimate of forfeitures derived from historical data.

The following table illustrates the pro forma effect if the Company had applied the provisions of SFAS No. 123(R) as of January 1, 2005:

Three Months
Ended
March 31,
(In thousands, except per share data)	2005

Compensation cost:
Recorded in 2005 recognizing forfeitures as they occur	$252
Net change	2
Pro forma for 2005 estimating expected forfeitures	$254

	Three Months Ended
	March 31, 2005
	As Reported	Pro Forma

Loss from continuing operations	$(127)	$(129)
Net loss	(241)	(243)
Net loss applicable to common stockholders	(247)	(249)
Basic and diluted loss per common share: (1)
Loss from continuing operations	(0.01)	(0.01)
Net loss	(0.01)	(0.01)

(1)       Based on 20.4 million weighted average common shares outstanding during the period. Since the Company incurred a loss for the period, dilutive common stock equivalents are excluded from the diluted weighted average share computation (Note 6).

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Dividend yield	1.3%	1.7%
Expected volatility	32.7%	24.3%
Risk-free interest rate	4.8%	4.1%
Expected life in years	3.8	5.7

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.83 and $3.05 per share, respectively. Compensation expense arising from stock option grants was $0.3 million during the three months ended March 31, 2006 and 2005. As of March 31, 2006, aggregate unrecognized compensation costs, before estimated forfeitures, totals $2.3 million and is expected to be recognized over the next five years (2.7 years on a weighted average basis).

The following table summarizes all stock option plan activity during the three months ended March 31, 2006:

		Weighted-
	Number	Average
	of	Exercise
(In thousands, except exercise prices)	Shares	Price

Outstanding at December 31, 2005	2,641	$8.30
Granted	291	17.68
Exercised	(245)	9.09
Forfeited	(70)	10.06
Expired	—	—
Outstanding at March 31, 2006	2,617	9.11

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.7 million and less than $0.1 million, respectively.

The following tables summarize information about stock options outstanding and exercisable as of March 31, 2006.

(In thousands, except as indicated)	Outstanding	Exercisable

Number of shares	2,617	1,641
Weighted average remaining contractual life in years	4.01	2.8
Weighted average exercise price per share	$9.11	$6.82
Aggregate intrinsic value (at closing stock price of $15.94 per share)	$18,385	$14,958

			Outstanding			Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			as of	Remaining	Average	as of	Average
			March 31,	Contractual	Exercise	March 31,	Exercise
(In thousands, except per share data)			2006	Life	Price	2006	Price

Range of per share exercise prices:
$1.69	to	$3.99	58	0.92 years	$3.23	58	$3.23
$4.00	to	$7.99	1,052	2.93 years	5.78	1,052	5.78
$8.00	to	$11.99	750	3.76 years	9.03	450	8.80
$12.00	to	$17.75	757	5.99 years	14.27	81	11.99
$1.69	to	$17.75	2,617	4.01 years	9.11	1,641	6.82

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.3 million shares of common stock through payroll deductions for up to 10% of their salary, not to exceed $25,000 per year. The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued 4,538 shares to employees during the three months ended March 31, 2006. Compensation expense recognized by the Company resulting from employee stock purchases pursuant to this plan was nominal for the three months ended March 31, 2006 and 2005. As of March 31, 2006, 0.9 million shares remain available for future purchases.

Note 8.   Stock Purchase Plan

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discount offered by the Company was 3% for the DRIP and 0% for the DSPP during the three months ended March 31, 2006. As of March 31, 2006, there are 2.4 million shares authorized for issuance under the plan of which 0.3 shares remain available for issuance. During 2006, an additional 1,200,000 shares of common stock were authorized to be issued and sold under the plan and those shares were registered for sale on May 4, 2006.

Note 9.   Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death. The following table details the components of the net periodic benefit costs:

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Service cost	$16	$16
Interest cost	19	20
Recognized actuarial loss	13	22
Total	$48	$58

Note 10. Segment Information

The Company’s businesses are segmented into two operating groups: the Utility Group and the Services Group. Each segment is a strategic business unit that offers different services. They are managed separately since each business requires different operating and growth strategies. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1 to the audited financial statements included in the Company’s 2005 Form 10-K.

The Utility Group owns and operates public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that we charge for water and wastewater services are established by state or local authorities. The service areas in which the Utility Group operates constitute monopolies with allowable rates determined by state or county regulatory agencies.

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

The following table presents information about the operations of each segment for the three months ended March 31, 2006 and 2005.

			Total	Corporate
	Utility	Services	Operating	and	Consolidated
(In thousands)	Group	Group (1) (2)	Segments	Other (3)	Total

Three months ended March 31, 2006:
Revenues (1)	$17,973	$32,829	$50,802	$—	$50,802

Operating income (loss)	$5,330	$1,064	$6,394	$(3,377)	$3,017
Interest expense	(1,514)	(487)	(2,001)	(130)	(2,131)
Interest income	9	68	77	4	81
Other income (expense)	(12)	139	127	12	139
Income (loss) from continuing operations before income taxes	$3,813	$784	$4,597	$(3,491)	$1,106

Three months ended March 31, 2005:
Revenues (1)	$15,459	$29,772	$45,231	$—	$45,231

Operating income (loss)	$3,812	$1,416	$5,228	$(3,743)	$1,485
Interest expense	(1,195)	(511)	(1,706)	(65)	(1,771)
Interest income	12	93	105	2	107
Other income (expense)	(20)	21	1	(14)	(13)
Income (loss) from continuing operations before income taxes	$2,609	$1,019	$3,628	$(3,820)	$(192)

(1)       In addition to services provided to external customers, some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group. In accordance with SFAS No. 71, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services. Intersegment profit was $2.4 million and $2.1 million for three months ended March 31, 2006 and 2005, respectively.

(2)       Segment information for the three months ended March 31, 2005 has been revised to reflect the sale of a subsidiary in the Services Group during the second quarter of fiscal 2005 as a discontinued operation.

(3)       Consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to our reportable segments. Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

The following table presents information about identifiable assets by segment as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
(In thousands)	2006	2005

Utility Group	$375,591	$371,714
Services Group	67,670	68,546
Corporate and Other	6,384	4,465
Total assets	$449,645	$444,725

Note 11.       Subsequent Events

In April 2006, the California Public Utilities Commission (the “CPUC”) issued a decision which eliminates a required earnings test that had prevented some utilities from recovering balancing account under-collections, or receivables, from customers.  Because of the uncertainties that this earnings test had created, the Company’s California utility, Suburban Water Systems, had established a practice of not recording balancing account under-collections but instead recording these costs as expenses until the time that the CPUC actually authorized their recovery.  This decision eliminates that uncertainty.  The Company estimates the amount of balancing account under-collections that are now reasonably assured of recovery from customers for the prior and current year will be approximately $1.0 to $1.5 million and anticipates recording this amount into earnings in the second quarter 2006.

As reported in a Form 8-K filed on April 18, 2006, the Company entered into an employment agreement with a new Chief Executive Officer.  The terms of the agreement include relocation and transition assistance payable upon the occurrence of certain specified events.  The Company expects to record charges totaling up to $0.9 million during 2006 associated with these payments.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends, “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report and in our 2005 annual report on Form 10-K.

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

Acquisitions and Dispositions

Our consolidated financial position, results of operations and cash flows have been affected by our history of acquisitions and, in 2005, a disposition. Our most recent significant acquisitions, which affect the comparability of the historical financial condition and results of operations described in the MD&A, are:

Utility Group

•      an Alabama-based wastewater collection and treatment system, which we operate as Southwest Water Alabama, in September 2005;

Services Group

•      Novus Utilities, an Alabama based contract operations company, acquired in March 2005.

In June 2005 we sold Master Tek International, Inc., our submetering business that provided multi-family residential utility metering, billing and collection services for residential properties. The sale of this business, which was part of our Services Group, is not expected to affect the operations of our remaining businesses in the Services Group or our Utility Group. As a result of the sale, the business we sold is reflected as a discontinued operation in our consolidated financial statements and the discussion below is focused on continuing operations for all periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Revenues. Revenues increased $5.6 million, or 12.3%, to $50.8 million for the three months ended March 31, 2006 from $45.2 million for the same period during for prior year. By segment, revenues increased as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005

Utility Group	$17,973	$15,459	$2,514	35.4%	34.2%
Services Group	32,829	29,772	3,057	64.6	65.8
Total	$50,802	$45,231	$5,571	100.0%	100.0%

Utility Group. Revenues increased $2.5 million, or 16.3%, to $18.0 million for the three months ended March 31, 2006, from $15.5 million for the same period during the prior year. The increase was primarily due to the following:

•      a $1.0 million increase from our New Mexico and Texas utilities primarily resulting from an increase in the number of connections, a fourth quarter 2005 rate increase at our Texas utilities and, to a lesser extent, increased consumption;

•      a $0.9 million increase from our California utility due to increased consumption as a result of warmer temperatures and lower rainfall versus the prior year; and

•      a $0.6 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005.

Services Group. Revenues increased $3.1 million, or 10.3%, to $32.8 million for the three months ended March 31, 2006 from $29.8 million for the same period during the prior year. The increase in revenues was primarily due to the following:

•      a $1.4 million increase resulting from the acquisition of an Alabama-based contract operations company in March 2005;

•      a $1.1 million increase associated with contract operations and maintenance work mainly associated with our new Burbank, California contract, as well as increased construction work, primarily work performed for our Utility Group; and

•      a $0.6 million increase related to an increase in billable service orders at our Mississippi operations for new business and work related to Hurricane Katrina.

Our Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states. Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region of the United States during the third quarter of 2005. The water and wastewater infrastructures for five clients we service in Mississippi were disabled by Hurricane Katrina. The contracts with our clients provide that we can incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers. In addition, our clients requested our assistance with the removal of debris to enable access for emergency vehicles and residents. We incurred $0.7 million of overtime labor costs and emergency out-of-pocket operating expenses in 2005 and $0.1 million in 2006, related to these recovery efforts for our clients, which are reflected as operating expenses during those periods. We have billed our clients $0.9 million for these emergency services and we are assisting our clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs. We recognized revenues of $0.8 million during 2005 and $0.1 million during the three months ended March 31, 2006 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition. As of March 31, 2006, we have collected $0.4 million of the $0.9 million billed to date and the remaining $0.5 million is reflected in accounts receivable as of March 31, 2006.

Expenses. Expenses increased $4.0 million, or 9.0%, to $47.8 million for the three months ended March 31, 2006 from $43.7 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues *
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005

Utility Group operating expenses	$10,397	$9,979	$418	57.8%	64.6%
Services Group operating expenses	29,003	25,908	3,095	88.3	87.0
Selling, general and administrative expenses	8,385	7,859	526	16.5	17.4
Total	$47,785	$43,746	$4,039	94.1	96.7

*      Utility Group and Services Group operating expenses are computed as a percent of their respective revenues. Selling general and administrative expenses and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses. Operating expenses increased $0.4 million, or 4.2%, to $10.4 million for the three months ended March 31, 2006, from $10.0 million for the same period during the prior year. The increase in operating expenses was primarily due to the following:

•      a $0.4 million increase in operating expenses at our California utility resulting from higher water production in response to higher consumption; and

•      a $0.4 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; offset by

•      a $0.4 million reduction in expenses at our California utility resulting from the gain on sale of land.

Operating expenses were 57.8% and 64.6% of related revenues for the three months ended March 31, 2006 and 2005, respectively. The decrease is caused primarily by a gain on the sale of land that is no longer needed to support our California utility’s operations. Operating expenses as a percent of revenues for 2006 were 60.1% excluding the gain on sale of land.

Services Group Operating Expenses. Operating expenses increased $3.1 million, or 11.9%, to $29.0 million for the three months ended March 31, 2006 from $25.9 million for the same period during the prior year. The increase in operating expenses was due to the following:

•      a $2.1 million increase resulting from higher levels of contract operations and maintenance work; the increase results from increased staffing and fleet expenses; and

•      a $1.3 million increase resulting from our acquisition of Novus in early 2005; offset by

•      a $0.3 million decrease in construction work related to a reverse osmosis plant, which has been under construction since 2003 and was substantially completed as of December 31, 2005.

Operating expenses as a percentage of the related revenues increased to 88.3% for the three months ended March 31, 2006 compared to 87.0% for the same period during the prior year. The increase in the operating expense percentage is due primarily to higher fleet costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 6.7%, to $8.4 million for the three months ended March 31, 2006 compared to $7.9 million for the same period during the prior year. Selling, general and administrative expenses, as a percent of revenue, were 16.5% and 17.4% for the three months ended March 31, 2006 and 2005, respectively. The increase in selling, general and administrative expenses was primarily due to the following:

•      a $0.3 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth;

•      a $0.2 million increase attributable to acquisitions which occurred in 2005; and

•      a $0.3 million increase in legal fees, most of which is attributable to supporting the expanding business base; offset by

•      a $0.3 million decrease in Sarbanes-Oxley compliance-related costs.

Other Income (Expense). Other expense increased $0.2 million, or 14.0%, to $1.9 million for the three months ended March 31, 2006 from $1.7 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,
(In thousands)	2006	2005	Change

Interest expense	$(2,131)	$(1,771)	$(360)
Interest income	81	107	(26)
Other	139	(13)	152
Total	$(1,911)	$(1,677)	$(234)

Interest Expense. Interest expense increased $0.4 million, or 20.3%, during the three months ended March 31, 2006 compared to the same period for the prior year. The major components of interest expense are as follows:

	Three Months Ended
	March 31,		Increase
(In thousands)	2006	2005	(Decrease)

Interest expense:
Revolving lines of credit	$522	$302	$220
Mortgage bonds and bank term loans	1,218	1,114	104
Convertible subordinated debentures	278	296	(18)
Other indebtedness	204	129	75
Total interest incurred	2,222	1,841	381
Less capitalized interest	(91)	(70)	(21)
Total interest expense	$2,131	$1,771	$360

The increase in total interest incurred is primarily due to an increase in borrowings levels and interest rates related to our revolving line of credit. Average borrowings increased to $33.5 million for the three months ended March 31, 2006 from $28.9 million for the same period during the prior year. The weighted average interest rate on those borrowings increased to 6.15% for the three months ended March 31, 2006 from 4.22% for the same period during the prior year. Interest related to our mortgage bonds and bank term loans increased as a result of a net increase in average borrowings between the periods. Our average balances of interest bearing debt outstanding were approximately $128.6 million and $126.0 million for the three months ended March 31, 2006 and 2005, respectively. Our effective weighted average interest rate increased to 6.4% for the three months ended March 31, 2006 from 5.9% for the same period during the prior year.

Provision for Income Taxes. Our effective consolidated income tax rates on combined continuing and discontinued operations was 36.5% for the three months ended March 31, 2006 which is comparable to 35.9% for the same period during the prior year.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. The adoption of SFAS No. 123(R) required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As required by SFAS No. 123(R) we recorded a $0.07 million net of tax benefit on January 1, 2006 to reflect the reduction in compensation expense that would have resulted had we been estimating the effect of forfeitures in prior periods.

Loss from Discontinued Operations. Loss from discontinued operations was $0.1 million for the three months ended March 31, 2005. The loss pertains to the operating loss from our submetering business which we sold during the second quarter of 2005.

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

•      obtain external financing for major acquisitions; and

•      maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Three Months Ended
	March 31,		Increase
(In thousands)	2006	2005	(Decrease)

Net cash provided by (used in):
Continuing operations:
Operating activities	$179	$1,728	$(1,549)
Investing activities	(9,240)	(8,940)	(300)
Financing activities	8,639	10,815	(2,176)
Total continuing operations	(422)	3,603	(4,025)

Discontinued operations:
Operating activities	—	(269)	269
Investing activities	—	(9)	9
Financing activities	—	(186)	186
Total discontinued operations	—	(464)	464
Increase (decrease) in cash and cash equivalents	$(422)	$3,139	$(3,561)

Cash Flows From Operating Activities. Net cash provided by operating activities decreased by $1.5 million during the three months ended March 31, 2006 compared to the same period during the prior year. Operational aspects of our businesses that affected working capital in 2006 versus 2005 are highlighted below:

•      increased level of vendor payments in 2006 for goods and services used during the fourth quarter of 2005; offset by

•      increased revenues generated by our Utility Group, resulting from customer connection growth at our New Mexico and Texas utilities;

•      the benefit from increased water rates at our California utility;

•      favorable weather conditions for both our Utility and Services Group.

Cash Flows From Investing Activities. Cash used in investing activities totaled $9.2 million for the three months ended March 31, 2006 compared to $8.9 million for the same period during 2005 as follows:

	Three Months Ended
	March 31,		Increase
(In thousands)	2006	2005	(Decrease)

Cash flows used in (provided by) investing activities:
Additions to property, plant and equipment	$7,426	$6,932	$494
Acquisition of businesses, net of cash acquired	1,231	2,008	(777)
Purchase of minority interest	1,010	—	1,010
Proceeds from sales of land	(427)	—	(427)
Net cash used for investing activities	$9,240	$8,940	$300

The following table summarizes additions to property, plant and equipment additions for 2006 and 2005.

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Company-financed additions	$6,504	$6,669
Capital improvement reimbursements	220	—
Cash contributions received in aid of construction	702	263
Total cash additions to property, plant and equipment	7,426	6,932
Non-cash contributions in aid of construction	1,059	346
Total additions to property, plant and equipment	$8,485	$7,278

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our Texas and New Mexico utilities. Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable. In 2006, we expect to spend approximately $31.0 million on company-financed additions, principally within our Utility Group, and expect to receive $11.0 million of CIAC resulting in total expected additions to property, plant and equipment of about $42.0 million.

In March 2006 we acquired the remaining 10% interest in Operations Technology, Inc. (“OpTech”) that we did not already own for $1.0 million in cash. We also made substantial investments in acquisitions during 2006 and 2005 and expect we will continue to do so in the future.

Cash Flows From Financing Activities. During 2006, we financed our growth through a broad range of capital initiatives:

•      borrowed $7.0 million under our revolving line of credit;

•      received $2.0 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan; and

•      received $0.9 million of capital improvement reimbursements and contributions in aid of construction.

Aggregate borrowings under our revolving line of credit increased by a net $7.0 million during the three months ended March 31, 2006 and were primarily used to fund our investing activities. Additional borrowing availability under our revolving credit facility was $58.9 million as of March 31, 2006.

During the three months ended March 31, 2006, we have paid dividends totaling $1.2 million and our quarterly dividend rate is currently $0.0524 per common share.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2006, as well as an estimate of the periods during which these payments are expected to be made.

		Years Ended December 31,
		Remainder	2007	2009	2011
		of	and	and	and
(In thousands)	Total	2006	2008	2010	Beyond

Long-term debt (1):
Bank line of credit (2)	$37,000	$—	$—	$37,000	$—
Mortgage bonds (3)	43,000	8,000	—	—	35,000
Bank term loans (4)	33,235	617	1,645	1,646	29,327
Convertible subordinated debentures (5)	14,421	—	—	—	14,421
Economic development revenue bonds (6)	2,130	100	220	245	1,565
Notes payable (7)	1,298	472	826	—	—
Total long-term debt	131,084	9,189	2,691	38,891	80,313

Repayment of advances for construction (8)	9,367	841	1,196	720	6,610
Lease assignment obligations (9)	2,641	202	2,439	—	—
Operating lease obligations	34,892	5,041	10,569	5,729	13,553
Total obligations as of March 31, 2006	$177,984	$15,273	$16,895	$45,340	$100,476

(1)       Excludes interest payment obligations, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report.

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

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2006, we had working capital of approximately $9.6 million and $58.9 million of additional borrowings available under our line of credit facility which expires on April 1, 2010. In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $72.6 million of first mortgage bonds as of March 31, 2006. However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations. Dividends have averaged $3.0 to $4.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $40.5 million as of March 31, 2006.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $44.0 million of common stock under the shelf registration, and about $6.0 million remains available for issuance as of March 31, 2006. We may offer any of these securities for sale at any time and from time to time.

As of March 31, 2006, we have contractual obligations totaling $178.0 million (excluding interest), $15.3 million of which is due during the remainder of 2006. We were in compliance with all loan agreement covenants during the three months ended March 31, 2006. We have $8.0 million of mortgage bonds maturing in the fourth quarter of 2006 which we expect we will be able to refinance through the sale of new mortgage bonds or retire with funds borrowed under our credit facility.

We believe that our expected operating cash flows, together with borrowings under our revolving credit facility ($58.9 million of which was available as of March 31, 2006 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service obligations for the next twelve months. However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

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

We had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under our credit facility, including the CVWD letter of credit described above as of March 31, 2006.

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

In connection with the sale of Master Tek, we indemnified the buyer with respect to representations and warranties. Our indemnities with respect to these matters are limited in terms of duration to periods ranging from one year to the expiration of the applicable statue of limitations.

On March 29, 2006, we received a letter from the buyer claiming that we violated some of the representations and warranties and that it was seeking $1.65 million. We have reviewed the claims and in accordance with the agreement have agreed to release $0.3 million of the escrow fund balance which was established for this purpose. We deny the remainder of the claims. See Note 2 to the notes accompanying our consolidated financial statements for additional information.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2006, we had $132.1 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $37.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR. Our variable-rate debt had a weighted average interest rate of 5.85% as of March 31, 2006. A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.4 million per year.

Our fixed-rate debt, which has a carrying value of $95.1 million, has a fair value of $90.4 million as of March 31, 2006. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average interest rate of 6.7% as of March 31, 2006. A hypothetical ten percent decrease in interest rates, from 6.7% to 6.0%, would increase the fair value of our fixed-rate debt by approximately $6.3 million.

We do not use derivative financial instruments to manage or reduce these risks although we may elect do so in the future.

ITEM 4.          CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Note 5 to the consolidated financial statements included in this report.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factor we disclosed in “Item 1A. Risk Factors” in Part I of our 2005 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2006 – January 31, 2006	None	None	None	None
February 1, 2006 – February 28, 2006	None	None	None	None
March 1, 2006 – March 31, 2006	53,753	$16.31	None	None
Total	53,753	$16.31	None	None

(1)       All of the shares purchased during the period were shares attested to the Company in satisfaction of the exercise price and tax withholding obligations by holders of employee stock options, who exercised options granted pursuant to the Company’s stock option plan.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.          EXHIBITS

Exhibit Number		Exhibit Description
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

Date: May 10, 2006	BY:	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer