Form 10-Q
period 2006-06-30
SOUTHWEST WATER CO
filed 2006-08-09
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of                           1934

For the quarterly period ended June 30, 2006

or

☐               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of                            1934

For the transition period from                to

Commission File Number 0-8176

Southwest Water Company (Exact name of registrant as specified in its charter)

Delaware	95-1840947
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2006
Common Stock, $.01 par value per share	22,908,703 shares

i

PART I — FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Southwest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwest Water Company and subsidiaries (“the Company”) as of June 30, 2006, the related condensed consolidated statements of income for the three-month and six month periods ended June 30, 2006 and 2005, the related condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  KPMG LLP

Los Angeles, California
August 7, 2006

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,797	$2,764
Restricted cash	241	241
Accounts receivable, net	29,046	26,517
Other current assets	15,915	18,224
Total current assets	48,999	47,746
Property, Plant and Equipment, Net:
Regulated utilities	350,267	333,027
Non-regulated operations	11,418	11,794
Total property, plant and equipment, net	361,685	344,821
Other Assets:
Goodwill	33,660	32,977
Intangible assets	2,666	2,965
Other assets	16,990	16,216
	$464,000	$444,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$9,409	$9,492
Accounts payable	10,837	10,018
Other current liabilities	21,519	21,069
Total current liabilities	41,765	40,579
Other Liabilities and Deferred Credits:
Long-term debt	122,490	117,603
Deferred income taxes	23,777	22,609
Advances for construction	8,167	8,478
Contributions in aid of construction	99,747	94,660
Other liabilities and deferred credits	15,624	15,543
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	461	461
Common stock	229	222
Additional paid-in capital	129,339	122,368
Retained earnings	22,401	22,202
Total stockholders’ equity	152,430	145,253
	$464,000	$444,725

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2006	2005	2006	2005
Revenues:
Utility Group	$20,790	$20,295	$38,763	$35,754
Services Group	34,570	30,987	67,399	60,759
Total revenues	55,360	51,282	106,162	96,513
Expenses:
Utility Group operating expenses	10,506	10,678	20,903	20,657
Services Group operating expense	30,018	26,689	59,021	52,573
Selling, general and administrative	9,208	7,425	17,593	15,308
Impairment of goodwill	668	—	668	—
Total expenses	50,400	44,792	98,185	88,538
Operating income	4,960	6,490	7,977	7,975
Other income (expense):
Interest expense	(2,121)	(1,896)	(4,252)	(3,668)
Interest income	174	107	255	214
Other, net	(150)	71	(11)	58
Income from continuing operations before income taxes	2,863	4,772	3,969	4,579
Provision for income taxes	(1,047)	(1,727)	(1,452)	(1,662)
Income from continuing operations	1,816	3,045	2,517	2,917
Cumulative effect of change in accounting principle, net of tax	—	—	71	—
Loss from discontinued operations, net of tax	—	(4,788)	—	(4,902)
Net income (loss)	1,816	(1,743)	2,588	(1,985)
Preferred stock dividends	(6)	(6)	(12)	(12)
Net income (loss) applicable to common stockholders	$1,810	$(1,749)	$2,576	$(1,997)
Earnings per common share:
Basic:
Income (loss) from continuing operations	$0.08	$0.15	$0.11	$0.14
Cumulative effect of change in accounting principle	—	—	—	—
Loss from discontinued operations	—	(0.24)	—	(0.24)
Net income (loss) applicable to common stockholders	$0.08	$(0.09)	$0.11	$(0.10)
Diluted:
Income (loss) from continuing operations	$0.08	$0.14	$0.11	$0.14
Cumulative effect of change in accounting principle	—	—	—	—
Loss from discontinued operations	—	(0.22)	—	(0.23)
Net income (loss) applicable to common stockholders	$0.08	$(0.08)	$0.11	$(0.09)
Weighted average common shares outstanding:
Basic	22,713	20,490	22,501	20,436
Diluted	23,451	21,276	23,338	21,142

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2005	9	$461	22,185	$222	$122,368	$22,202	$145,253
Dividend reinvestment and stock purchase plans	—	—	132	1	1,765	—	1,766
Proceeds from stock options exercised	—	—	272	3	1,345	—	1,348
Excess tax benefit from stock options exercised	—	—	—	—	598	—	598
Stock-based compensation	—	—	—	—	585	—	585
Cumulative effect of change in principle	—	—	—	—	(110)	—	(110)
Debenture conversions	—	—	266	3	2,788	—	2,791
Net income	—	—	—	—	—	2,588	2,588
Cash dividends declared	—	—	—	—	—	(2,389)	(2,389)
Balance at June 30, 2006	9	$461	22,855	$229	$129,339	$22,401	$152,430

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2006	2005
		(Revised — See Note 1)
Cash flows from operating activities of continuing operations:
Net income (loss)	$2,588	$(1,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(71)	—
Loss from discontinued operations, net of tax	—	4,902
Depreciation and amortization	5,358	5,044
Deferred income taxes	1,694	1,535
Stock-based compensation expense	585	466
Impairment of goodwill	668	—
Gain on sales of land	(407)	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	—	212
Accounts receivable	(2,516)	(2,510)
Other current assets	2,310	2,664
Other assets	(1,112)	(956)
Accounts payable	826	(1,204)
Other current liabilities	(97)	1,195
Other liabilities	(142)	(236)
Other, net	(37)	(297)
Net cash provided by operating activities	9,647	8,830
Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(18,245)	(14,284)
Acquisitions of businesses, net of cash acquired	(1,247)	(2,008)
Purchase of minority interest	(1,012)	—
Proceeds from sale of discontinued operations	—	9,852
Proceeds from sales of land	427	—
Net cash used in investing activities	(20,077)	(6,440)
Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	8,500	24,965
Proceeds from stock option and stock purchase plans	3,114	1,341
Excess tax benefit from stock options exercised	598	—
Capital improvement reimbursements	1,346	139
Contributions in aid of construction	1,311	1,118
Dividends paid	(2,389)	(1,962)
Payments on long-term debt	(699)	(15,341)
Repayment of advances for construction	(312)	(201)
Deferred financing costs	(6)	—
Net cash provided by financing activities	11,463	10,059
Cash flows from discontinued operations (Revised — See Note 1):
Operating activities	—	(788)
Investing activities	—	(73)
Financing activities	—	(532)
Net cash used in discontinued operations	—	(1,393)
Net increase (decrease) in cash and cash equivalents	1,033	11,056
Cash and cash equivalents at beginning of year	2,764	1,388
Cash and cash equivalents at end of year	$3,797	$12,444

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2006	2005
Supplemental cash flow information:
Cash paid during the year for:
Interest	$4,081	$3,859
Income taxes paid (refunded), net	(1,956)	(1,360)
Components of cash paid for acquisitions:
Fair value of assets acquired	$1,250	$3,214
Liabilities assumed	(3)	(1,206)
Cash paid for acquisitions	$1,247	$2,008
Components of proceeds from sale of discontinued operations:
Fair value of assets sold	$—	$12,748
Liabilities assumed by buyer	—	(598)
Selling price	—	12,150
Transaction expenses	—	(1,228)
Held in escrow and included in other receivables	—	(1,070)
Net cash proceeds from sale of discontinued operations	$—	$9,852
Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$4,113	$1,110
Debentures converted into common stock	2,929	20

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

Preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Some information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting.  These interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K.  The Company’s businesses are seasonal because they are affected by weather.  As a result, operating results for interim periods do not necessarily predict the operating results for any other interim period or for the full year.

Revised 2005 Statement of Cash Flows Presentation

In 2006 the Company has elected to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in 2005 were reported within the operating cash flow category.

Balancing Accounts

In April 2006, the California Public Utilities Commission (the “CPUC”) issued a decision which eliminates a required earnings test that had prevented some utilities from recovering balancing account under-collections, or receivables, from customers.  Because of the uncertainties associated with under-collections this earnings test had created, the Company’s California utility had established a practice of not recording balancing account under-collections (receivables) but instead recording these costs as expenses until such time the CPUC actually authorized their recovery.  This decision mitigates that uncertainty.  In the second quarter of 2006, the Company recorded $1.4 million of balancing account under-collections ($0.7 million attributable to 2005 and $0.7 million attributable to 2006) that are now reasonably assured of recovery from customers.

Gain on Sale of Land

During the first quarter of 2006, the Company recorded a $0.4 million gain on the sale of land that was no longer used or useful to its California utility’s operations.  The gain is reflected as a reduction of Utility Group operating expenses in the consolidated financial statements.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment using the modified prospective method.  Generally, SFAS No. 123(R) is similar in approach to SFAS No. 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued.  The adoption of SFAS No. 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle.  See Note 8 for additional information.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement model for tax positions taken or expected to be taken in tax returns.  FIN 48 requires a company to recognize in its financial statements the impact of a tax position if it is “more-likely-than-not” (more than 50%) the position will be sustained upon examination, based on the technical merits of the position.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company does not expect the adoption of FIN 48 will have a material effect on its consolidated financial statements.

Note 2.          Acquisitions and Dispositions

Acquisitions

During the first quarter of 2006, the Company’s acquired a small water utility and the rights to provide water and wastewater utility service in another area, both located near Austin, Texas.  The aggregate purchase price for these acquisitions was $1.3 million in cash; liabilities assumed in connection with the acquisitions were negligible.  The assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary valuations, including $0.3 million of goodwill.  The consolidated financial statements reflect the acquired utilities subsequent to their respective acquisition dates.  The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations.

On March 21, 2006, the 10% minority interest stockholder in Operations Technology, Inc. (“OpTech”), a Georgia-based non-regulated business in the Company’s Services Group, exercised its right to require the Company to purchase the remaining 10% of OpTech stock that it did not already own for $1.0 million in cash (Note 6).  In connection with this acquisition, the Company has preliminarily allocated the entire purchase price to goodwill pending completion of fair value appraisals.

The acquisitions were funded with borrowings under the Company’s revolving line of credit.  The Company expects to finalize the purchase price allocations during 2006.

Disposition of Master Tek

During the second quarter of 2005, the Company sold Master Tek International, Inc., a subsidiary in its Services Group that provided utility submetering and billing and collection services for multi-family residential properties.  The Company sold Master Tek for $12.2 million and received $11.1 million in cash at closing with the remaining $1.1 million deposited into an escrow account which was to be released to the Company in April 2006 at the end of a specified representation and warranty period.

On March 29, 2006, the Company received a $1.65 million claim from the buyer for indemnification of alleged breach of certain specified representations and warranties.  The Company subsequently reached a tentative settlement with the buyer and has agreed to release $0.6 million from the escrow account to the buyer with the remaining escrow balance being released to the Company.  The $0.6 million released from escrow to the buyer was applied against a liability established at closing for certain retained liabilities and estimated post-closing obligations that were expected to be paid by the Company pursuant to the purchase and sale agreement.  At June 30, 2006, the remaining $0.5 million escrow account balance is included in other current assets in the accompanying consolidated balance sheets.  The settlement agreement is being finalized and the Company expects to have final resolution during the third quarter of 2006.

As a result of the sale, Master Tek is presented as a discontinued operation in the accompanying consolidated financial statements and the results of operations and cash flows for 2005 have been reclassified to segregate Master Tek’s results for that period.

The following tables summarize the results of operations of Master Tek included in the consolidated financial statements.

	Period Ended
	June 30, 2005
	Three	Six
(In thousands)	Months	Months
Services Group revenues	$2,044	$3,679
Expenses:
Services Group operating expense	2,759	3,947
Selling, general and administrative	877	1,330
Total expenses	3,636	5,277
Operating loss	(1,592)	(1,598)
Interest expense	(191)	(369)
Interest income	1	1
Loss before income taxes	(1,782)	(1,966)
Income tax benefit	618	688
Loss from operations	(1,164)	(1,278)
Loss on sale, net of $345 tax benefit	(3,624)	(3,624)
Loss from discontinued operations	$(4,788)	$(4,902)

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

The Company incurred $0.8 million of overtime labor costs and emergency out-of-pocket operating expenses in 2005 and $0.1 million in 2006, related to these recovery efforts for these clients, which are reflected as operating expenses during those periods.  The Company has billed its clients $0.9 million for these emergency services and is assisting its clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs.  The Company recognized revenues of $0.8 million during 2005 and $0.1 million during the first quarter of 2006 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition.  Through June 30, 2006, the Company has collected $0.4 million of the $0.9 million billed to date and the remaining $0.5 million is reflected in accounts receivable as of June 30, 2006.  Subsequent to June 30, 2006, the Company collected an additional $0.2 million of the outstanding receivable balance.

Note 4.          Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 11), during the six months ended June 30, 2006.

	Utility	Services
(In thousands)	Group	Group	Total
Balance, December 31, 2005	$15,609	$17,368	$32,977
Businesses acquired during the year	339	—	339
Acquisition of minority interest	—	1,012	1,012
Impairment of goodwill	—	(668)	(668)
Balance, June 30, 2006	$15,948	$17,712	$33,660

The Company has acquired several businesses during 2006, all of which were accounted for as purchases (Note 2).  As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values based on preliminary valuations with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill.

The Company tests goodwill annually for impairment at the reporting unit level, on October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable.  The Company evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances.  The realizability of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

During the second quarter of 2006, management reviewed the business strategy for its water and waste-water testing laboratory reporting unit.  This review resulted in management’s decision to realign the operations by reducing the size and scope of its business activities and focusing on its core operations and customers.  The carrying value of the entity was tested for impairment using the revised cash flow projections and it was determined that carrying values were not recoverable.  As a result, $0.6 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the second quarter of 2006.

Also during the second quarter of 2006, management determined that the renewal of a primary contract for another reporting unit was not likely to occur, significantly reducing the future estimated cash flows of the reporting unit.  As a result, $0.1 million of goodwill associated with this reporting unit was deemed to be impaired and was charged to expense during the period.

Note 5.          Long-Term Debt

Long-term debt consists of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(In thousands)	2006	2005
$100 million revolving credit facility	$38,500	$30,000
6.85% convertible subordinated debentures due 2021	13,179	16,108
Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	12,192	12,577
5.77% fixed rate term loan due 2022	837	864
6.10% fixed rate term loan due 2031	20,000	20,000
First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
7.61% series C first mortgage bond due 2006	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000
Economic Development Revenue Bonds:
ECO Resources, Inc.:
6.0% series 1998A due 2018	1,810	1,810
5.5% series 1998A due 2008	320	320
Acquisition-related indebtedness	1,108	1,395
Total long-term debt payment obligations	130,946	126,074
Unamortized Monarch term loan fair value adjustments	953	1,021
Total long-term debt	131,899	127,095
Less current portion of long-term debt	(9,409)	(9,492)
Long-term debt, less current portion	$122,490	$117,603

The $100 million revolving line of credit commitment ends on April 1, 2010, at which time all borrowings must be repaid.  Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary depending upon the Company’s consolidated debt to equity ratio.  Currently, the applicable margins are 1.00% over the LIBOR rate or 0.25% under the prime rate.  The weighted-average interest rates on all credit facility borrowings outstanding were 6.15 % as of June 30, 2006 and 5.37% as of December 31, 2005.

The Company had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under its revolving credit facility as of June 30, 2006, reducing available borrowings under the credit facility to $57.4 million as of that date.

Note 6.          Commitments and Contingencies

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

Minority Interest Put and Call Rights

Prior to March 20, 2006, the Company owned 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”).  The minority stockholder had the right to require the Company to purchase the remaining 10% of OpTech for the greater of $1.0 million or a formula-determined amount based on the profitability of OpTech.  The Company had the right to purchase the remaining 10% of OpTech beginning in August 2006 at the same terms.  On March 20, 2006, the minority stockholder elected to exercise its right and the Company acquired the shares based on the formula determined amount which was slightly more than the $1.0 million minimum amount (Note 2).

Prior to December 2005, the Company had an 80% interest in Windermere Utility Company.  The stockholders rights agreement provided that the Company had the right to acquire the remaining 20% of Windermere at any time for $6.0 million payable in common stock of the Company provided certain market value thresholds were attained.  The minority stockholder of Windermere had the right to require the Company to purchase the shares beginning in October 2005 on essentially the same terms, depending on the prevailing market value of the common stock.  In December 2005, the minority stockholder elected to exercise its right and the Company issued 450,644 shares of its common stock in exchange for the remaining Windermere shares.

EPA Investigations

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The subsidiary has operated this facility since September 2004.  The facility was also served with search warrants executed by the EPA.  The Company is cooperating fully with the investigation.

On May 18, 2005, the EPA executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury.  The Company is cooperating fully with the investigation.

Note 7.          Earnings Per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2006	2005	2006	2005
Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$1,816	$3,045	$2,517	$2,917
Less preferred stock dividends	(6)	(6)	(12)	(12)
Income (loss) from continuing operations applicable to common stockholders	1,810	3,039	2,505	2,905
Cumulative effect of change in accounting principle	—	—	71	—
Loss from discontinued operations	—	(4,788)	—	(4,902)
Net income (loss) applicable to common stockholders	$1,810	$(1,749)	$2,576	$(1,997)
Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	22,713	20,490	22,501	20,436
Plus shares issued on assumed exercise of stock options and warrants	738	786	837	706
Diluted weighted average common shares outstanding	23,451	21,276	23,338	21,142
Earning (loss) per share applicable to common stockholders:
Basic:
Continuing operations	$0.08	$0.15	$0.11	$0.14
Cumulative effect of change in accounting principle	—	—	—	—
Discontinued operations	—	(0.24)	—	(0.24)
Net income (loss) applicable to common stockholders	$0.08	$(0.09)	$0.11	$(0.10)
Diluted:
Continuing operations	$0.08	$0.14	$0.11	$0.14
Cumulative effect of change in accounting principle	—	—	—	—
Discontinued operations	—	(0.22)	—	(0.23)
Net income (loss) applicable to common stockholders	$0.08	$(0.08)	$0.11	$(0.09)

The difference between basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares.  As described in Note 5, the Company has $13.2 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of June 30, 2006.  The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.2 million shares as of June 30, 2006.  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Both basic and diluted earnings per common share and the related weighted average common shares outstanding for the three months and six months ended June 30, 2005 have been retroactively adjusted to reflect a 5% stock distribution declared on January 2, 2006.

Note 8.          Stock Based Incentive Compensation Plans

Prior to May 2006, the Company had three stock-based incentive compensation plans: a Stock Option Plan, a Director Stock Option Plan, and an Employee Stock Purchase Plan.  At the May 2006 annual meeting of stockholders, the stockholders approved a new Equity Incentive Plan which replaced the previously existing Stock Option Plan and Director Stock Option Plan.  The table below summarizes the number of shares authorized and available for issuance under the two stock-based plans as of June 30, 2006.

	Number of shares
(In thousands)	Authorized	Available
Equity Incentive Plan	5,434	1,055
Employee Stock Purchase Plan	1,256	904
Total	6,690	1,959

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

The following table illustrates the pro forma effect if the Company had applied the provisions of SFAS No. 123(R) as of January 1, 2005:

	Period Ended
	June 30, 2005
	Three	Six
(In thousands)	Months	Months
Compensation cost:
Recorded in 2005 recognizing forfeitures as they occur	$214	$466
Net change	31	33
Pro forma for 2005 estimating expected forfeitures	$245	$499

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
(In thousands, except share data)	As Reported	Pro Forma	As Reported	Pro Forma
Income from continuing operations	$3,045	$3,014	$2,917	$2,884
Net loss	(1,743)	(1,774)	(1,985)	(2,018)
Net loss applicable to common stockholders	(1,749)	(1,780)	(1,997)	(2,030)
Basic income (loss) per common share: (1)
Income from continuing operations	0.15	0.15	0.14	0.14
Net income (loss) applicable to common	(0.09)	(0.09)	(0.10)	(0.10)
Diluted income (loss) per common share: (2)
Income from continuing operations	0.14	0.14	0.14	0.13
Net income (loss) applicable to common	(0.08)	(0.08)	(0.09)	(0.10)

(1)             Based on approximately 20.5 million and 20.4 million weighted average common shares outstanding during the three months and six months ended June 30, 2005, respectively (Note 7).

(2)             Based on approximately 21.3 million and 21.1 million weighted average common shares outstanding during the three months and six months ended June 30, 2005, respectively (Note 7).

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Dividend yield	1.4%	1.7%
Expected volatility	33.5%	24.3%
Risk-free interest rate	4.8%	4.1%
Expected life in years	4.6	5.7

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $4.84 and $2.83 per share, respectively, and $4.99 and $2.98 per share for the six months ended June 30, 2006 and 2005, respectively.  Compensation expense arising from stock option grants was $0.3 million and $0.2 million during the three months ended June 30, 2006 and 2005, respectively, and $0.6 million and $0.5 million during the six months ended June 30, 2006 and 2005, respectively.  As of June 30, 2006, aggregate unrecognized compensation costs, before estimated forfeitures, totals $2.2 million and is expected to be recognized over the next five years (2.3 years on a weighted average basis).

The following table summarizes all stock option plan activity during the six months ended June 30, 2006:

		Weighted-
	Number	Average
	of	Exercise
(In thousands, except exercise prices)	Shares	Price
Outstanding at December 31, 2005	2,641	$8.30
Granted	436	16.24
Exercised	(381)	7.77
Forfeited	(135)	10.79
Expired	(5)	2.38
Outstanding at June 30, 2006	2,556	9.50

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $1.1 million and $0.3 million, respectively, and $2.8 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.

The following tables summarize information about stock options outstanding and exercisable as of June 30, 2006.

		Expected
(In thousands, except as indicated)	Outstanding	to Vest	Exercisable
Number of shares	2,556	2,412	1,564
Weighted average remaining contractual life in years	4.03	3.94	2.75
Weighted average exercise price per share	$9.50	$9.28	$7.15
Aggregate intrinsic value (at closing stock price of $11.97 per share)	$8,308	$8,203	$7,561

	Outstanding			Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
(In thousands, except per share data)	2006	Life	Price	2006	Price
Range of per share exercise prices:
$1.69 to $3.99	53	0.78 years	$3.31	53	$3.31
$4.00 to $7.99	962	2.80 years	5.95	954	5.93
$8.00 to $11.99	906	4.07 years	9.70	529	9.43
$12.00 to $17.75	635	6.12 years	15.12	28	12.89
$1.69 to $17.75	2,556	4.03 years	9.50	1,564	7.15

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.3 million shares of common stock through payroll deductions of up to 10% of their salary, not to exceed $25,000 per year.  The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period.  Under the ESPP, the Company issued 4,615 and 9,153 shares to employees during the three months and six months ended June 30, 2006, respectively.  Compensation expense recognized by the Company resulting from employee stock purchases pursuant to this plan was nominal for the three months and six months ended June 30, 2006 and 2005.  As of June 30, 2006, 0.9 million shares remain available for future purchases.

Note 9.          Stock Purchase Plan

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”).  The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment.  The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum.  The discounts may range from 0% to 5%, as determined from time to time by the Company.  The DRIP and DSPP discount offered by the Company are 3% for the DRIP and 3% for the DSPP as of June 30, 2006.  During 2006, the Company registered an additional 1,200,000 shares of common stock that were authorized to be issued under the plan.  As of June 30, 2006, there are 3.7 million shares authorized for issuance under the plan of which 1.4 shares remain available for issuance.

Note 10. Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death.  The following table details the components of the net periodic benefit costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Service cost	$16	$16	$32	$32
Interest cost	19	20	38	40
Recognized actuarial loss	13	22	26	44
Total	$48	$58	$96	$116

Note 11. Segment Information

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

The Utility Group owns and operates public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  In the regulated utility subsidiaries, the rates that they charge for water and wastewater services are established by state or local authorities.  The service areas in which the Utility Group operates constitute monopolies with allowable rates determined by state or county regulatory agencies.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including some of the companies in the Utility Group.  Revenue is also derived through operations and maintenance contracts with smaller municipalities.  The Services Group also provides construction and construction management services, and certified water and wastewater laboratory testing services.  The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return.

The following table presents information about the operations of each segment for the three months and six months ended June 30, 2006 and 2005.

			Total	Corporate
	Utility	Services	Operating	and	Consolidated
(In thousands)	Group	Group (1)	Segments	Other (2)	Total
Three months ended June 30, 2006:
Revenues (1)	$20,790	$34,570	$55,360	$—	$55,360
Operating income (loss)	$8,447	$604	$9,051	$(4,091)	$4,960
Interest expense	(1,559)	(491)	(2,050)	(71)	(2,121)
Interest income	20	96	116	58	174
Other income (expense)	(13)	(139)	(152)	2	(150)
Income (loss) from continuing operations before income taxes	$6,895	$70	$6,965	$(4,102)	$2,863
Three months ended June 30, 2005:
Revenues (1)	$20,295	$30,987	$51,282	$—	$51,282
Operating income (loss)	$7,665	$1,660	$9,325	$(2,835)	$6,490
Interest expense	(1,209)	(483)	(1,692)	(204)	(1,896)
Interest income	11	96	107	—	107
Other income (expense)	34	37	71	—	71
Income (loss) from continuing operations before income taxes	$6,501	$1,310	$7,811	$(3,039)	$4,772
Six months ended June 30, 2006:
Revenues (1)	$38,763	$67,399	$106,162	$—	$106,162
Operating income (loss)	$13,777	$1,668	$15,445	$(7,468)	$7,977
Interest expense	(3,073)	(978)	(4,051)	(201)	(4,252)
Interest income	29	164	193	62	255
Other income (expense)	(25)	—	(25)	14	(11)
Income (loss) from continuing operations before income taxes	$10,708	$854	$11,562	$(7,593)	$3,969
Six months ended June 30, 2005:
Revenues (1)	$35,754	$60,759	$96,513	$—	$96,513
Operating income (loss)	$11,673	$2,877	$14,550	$(6,575)	$7,975
Interest expense	(2,403)	(996)	(3,399)	(269)	(3,668)
Interest income	22	189	211	3	214
Other income (expense)	13	59	72	(14)	58
Income (loss) from continuing operations before income taxes	$9,305	$2,129	$11,434	$(6,855)	$4,579

(1)             In addition to services provided to external customers, some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group.  In accordance with SFAS No. 71, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  Intersegment profit was $2.9 million and $2.2 million for three months ended June 30, 2006 and 2005, respectively, and $5.3 million and $4.3 million for six months ended June 30, 2006 and 2005, respectively.

(2)             Consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to the reportable segments.  Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

The following table presents information about identifiable assets by segment as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
(In thousands)	2006	2005
Utility Group	$390,704	$371,714
Services Group	68,485	68,546
Corporate and Other (2)	4,811	4,465
Total assets	$464,000	$444,725

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

Utility Group

•                  an Alabama-based wastewater collection and treatment system, which we operate as Southwest Water Alabama, in September 2005; and

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to 2005

Revenues.  Revenues increased $4.1 million, or 8.0%, to $55.4 million for the three months ended June 30, 2006 from $51.3 million for the same period during the prior year.  By segment, revenues increased as follows:

	Three Months Ended
	June 30,		Increase	Percent of Revenues
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$20,790	$20,295	$495	37.6%	39.6%
Services Group	34,570	30,987	3,583	62.4	60.4
Total	$55,360	$51,282	$4,078	100.0%	100.0%

Utility Group.  Revenues increased $0.5 million, or 2.4%, to $20.8 million for the three months ended June 30, 2006, from $20.3 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $0.6 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; and

•                  a $0.6 million increase at our New Mexico and Texas utilities primarily resulting from an increase in the number of connections, a fourth quarter 2005 rate increase at our Texas utilities and, to a lesser extent, increased consumption; offset by

•                  a $0.7 million decrease at our California utility due to lower consumption as a result of cooler temperatures and higher rainfall in April and May versus the prior year.

Services Group.  Revenues increased $3.6 million, or 11.6%, to $34.6 million for the three months ended June 30, 2006 from $31.0 million for the same period during the prior year.  The increase in revenues was primarily due to the following:

•                  a $2.5 million increase in contract operations, maintenance, public works and construction due to new contracts (including the cities of Burbank, California and Sandy Springs, Georgia) and an increase in the customer base for existing contracts;

•                  a $1.4 million increase resulting from contract operations and maintenance growth in the Houston, Texas area related to new contracts and increased housing starts for existing contracts; offset by

•                  a $0.3 million decrease in revenues from our testing laboratory operation.

Expenses.  Expenses increased $5.6 million, or 12.5%, to $50.4 million for the three months ended June 30, 2006 from $44.8 million for the same period during the prior year as follows:

	Three Months Ended
	June 30,		Increase	Percent of Revenues *
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group operating expenses	$10,506	$10,678	$(172)	50.5%	52.6%
Services Group operating expenses	30,018	26,689	3,329	86.8	86.1
Selling, general and administrative expenses	9,208	7,425	1,783	16.6	14.5
Impairment of goodwill	668	—	668	1.2	—
Total	$50,400	$44,792	$5,608	91.0	87.3

*                    Utility Group and Services Group operating expenses are computed as a percent of their respective revenues.  Selling general and administrative expenses, impairment of goodwill and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses.  Operating expenses decreased $0.2 million, or 1.6%, to $10.5 million for the three months ended June 30, 2006, from $10.7 million for the same period during the prior year.  The decrease in operating expenses was primarily due to the following:

•                  a $1.4 million decrease resulting from our California utility recording a balancing account receivable pursuant to a California Public Utilities Commission (“CPUC”) decision which eliminated a required earnings test; offset by

•                  a $0.5 million increase in expenses at our Texas utilities related to higher production costs as a result of higher revenues and increased costs for chemicals, lab fees and sludge hauling;

•                  a $0.4 million increase at our California utility resulting from an increase in other operating expenses, including line repair costs and depreciation; and

•                  a $0.3 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005.

Operating expenses were 50.5% and 52.6% of related revenues for the three months ended June 30, 2006 and 2005, respectively.  Operating expenses as a percent of revenues for 2006 were 57.3% excluding the effect of the favorable CPUC decision.  This increase was primarily due to higher operating costs at our California and Texas utilities.

Services Group Operating Expenses.  Operating expenses increased $3.3 million, or 12.5%, to $30.0 million for the three months ended June 30, 2006 from $26.7 million for the same period during the prior year.  The increase in operating expenses was due to the following:

•                  a $2.1 million increase related to the cost of serving new contracts (including the cities of Burbank, California and Sandy Springs, Georgia) and the growth in existing contracts including the impact of rising fuel and fleet related expenses; and

•                  a $1.2 million increase related to the cost of serving new contacts and the growth in existing contracts within the Houston, Texas area, including the impact of rising fuel and fleet related expenses.

Operating expenses as a percentage of the related revenues increased to 86.8% for the three months ended June 30, 2006 and are comparable to 86.1% for the same period during the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.8 million, or 24.0%, to $9.2 million for the three months ended June 30, 2006 compared to $7.4 million for the same period during the prior year.  The increase in selling, general and administrative expenses was primarily due to the following:

•                  a $0.8 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth;

•                  a $0.7 million increase related to nonrecurring charges for relocation assistance extended to our new CEO;

•                  a $0.2 million increase in stock based compensation expense; and

•                  a $0.1 million increase attributable to acquisitions which occurred during 2005.

Selling, general and administrative expenses, as a percent of revenue, were 16.6% and 14.5% for the three months ended June 30, 2006 and 2005, respectively.  Selling, general and administrative expenses as a percent of revenue excluding the non-recurring CEO relocation assistance costs were 15.4% for the three months ended June 30, 2006.

Impairment of Goodwill.  During the three months ended June 30, 2006, a $0.7 million charge was recorded to reflect the impairment of goodwill in accordance with the impairment testing provision of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  As required by SFAS No. 142, we test goodwill annually for impairment at the reporting unit level, on October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable.  We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances.  The realizability of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

During the second quarter of 2006, we reviewed the business strategy for our water and waste-water testing laboratory reporting unit.  This review resulted in our decision to realign the operations by reducing the size and scope of its business activities and focusing on its core operations and customers.  This realignment is intended to create a strong foundation for providing high-quality laboratory testing and reporting services to municipal utility districts and targeted commercial customers, enhancing future growth and performance.  The carrying value of the entity was tested for impairment using the revised cash flow projections and it was determined that carrying values were not recoverable.  As a result, $0.6 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the second quarter of 2006.

Also during the second quarter of 2006, we determined that the renewal of a primary contract for another reporting unit was not likely to occur, significantly reducing the future estimated cash flows of the reporting unit.  As a result, $0.1 million of goodwill associated with this reporting unit was deemed to be impaired and was charged to expense during the period.

Other Income (Expense).  Other expense increased $0.4 million, or 22.0%, to $2.1 million for the three months ended June 30, 2006 from $1.7 million for the same period during the prior year as follows:

	Three Months Ended
	June 30,
(In thousands)	2006	2005	Change
Interest expense	$(2,121)	$(1,896)	$(225)
Interest income	174	107	67
Other	(150)	71	(221)
Total	$(2,097)	$(1,718)	$(379)

Interest Expense.  Interest expense increased $0.2 million, or 11.8%, for the three months ended June 30, 2006 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Three Months Ended
	June 30,		Increase
(In thousands)	2006	2005	(Decrease)
Interest expense:
Revolving lines of credit	$607	$574	$33
Mortgage bonds and bank term loans	1,202	1,032	170
Convertible subordinated debentures	227	295	(68)
Other indebtedness	216	7	209
Total interest incurred	2,252	1,908	344
Less capitalized interest	(131)	(12)	(119)
Total interest expense	$2,121	$1,896	$225

The increase in total interest incurred is primarily due to an increase in borrowings levels on our mortgage bonds and bank term loans and an increase in interest rates related to our revolving line of credit, which was partially offset by lower borrowing levels on the revolving line of credit.  Average borrowings on the line of credit decreased to $38.4 million for the three months ended June 30, 2006 from $47.5 million for the same period during the prior year.  The weighted average interest rate on those borrowings increased to 6.3% for the three months ended June 30, 2006 from 4.8% for the same period during the prior year.  Interest related to our mortgage bonds and bank term loans increased as a result of a net increase in average borrowings between the periods; average borrowings increased to $94.2 million for the three months ended June 30, 2006 from $87.6 million for the same period during the prior year.

 Our average balances of interest bearing debt outstanding were approximately $132.0 million and $129.0 million for the three months ended June 30, 2006 and 2005, respectively.  Our effective weighted average interest rate increased to 6.4% for the three months ended June 30, 2006 from 5.9% for the same period during the prior year.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.6% for the three months ended June 30, 2006 and is comparable to 37.1% for the same period during the prior year (based on combined pre-tax income and related income taxes for both continuing and discontinued operations).

Loss from Discontinued Operations.  Loss from discontinued operations, which pertains to our submetering business we sold during the second quarter of 2005, was $4.8 million for the three months ended June 30, 2005.  The loss is comprised of a $1.2 million operating loss and a $3.6 million loss on the sale of the business.

Six Months Ended June 30, 2006 Compared to 2005

Revenues.  Revenues increased $9.6 million, or 10.0%, to $106.2 million for the six months ended June 30, 2006 from $96.5 million for the same period during the prior year.  By segment, revenues increased as follows:

	Six Months Ended
	June 30,		Increase	Percent of Revenues
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$38,763	$35,754	$3,009	36.5%	37.0%
Services Group	67,399	60,759	6,640	63.5	63.0
Total	$106,162	$96,513	$9,649	100.0%	100.0%

Utility Group.  Revenues increased $3.0 million, or 8.4%, to $38.8 million for the six months ended June 30, 2006, from $35.8 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $1.7 million increase at our New Mexico and Texas utilities primarily resulting from an increase in the number of connections, a fourth quarter 2005 rate increase at our Texas utilities and, to a lesser extent, increased consumption; and

•                  a $1.3 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005.

Services Group.  Revenues increased $6.6 million, or 10.9%, to $67.4 million for the six months ended June 30, 2006 from $60.8 million for the same period during the prior year.  The increase in revenues was primarily due to the following:

•                  a $3.1 million increase in contract operations, maintenance, public works and construction due to new contracts (including the cities of Burbank, California and Sandy Springs, Georgia) and an increase in the customer base for existing contracts;

•                  a $2.7 million increase resulting from contract operations and maintenance growth in the Houston, Texas area related to new contracts and increased housing starts for existing contracts;

•                  a $1.4 million increase resulting from the acquisition of an Alabama-based contract operations company in March 2005; offset by

•                  a $0.6 million decrease in revenues in our testing laboratory operation.

Expenses.  Expenses increased $9.6 million, or 10.9%, to $98.2 million for the six months ended June 30, 2006 from $88.5 million for the same period during the prior year as follows:

	Six Months Ended
	June 30,		Increase	Percent of Revenues*
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group operating expenses	$20,903	$20,657	$246	53.9%	57.8%
Services Group operating expenses	59,021	52,573	6,448	87.6	86.5
Selling, general and administrative expenses	17,593	15,308	2,285	16.6	15.9
Impairment of goodwill	668	—	668	0.6	—
Total	$98,185	$88,538	$9,647	92.5	91.7

*                    Utility Group and Services Group operating expenses are computed as a percent of their respective revenues.  Selling general and administrative expenses, impairment of goodwill and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses.  Operating expenses increased $0.2 million, or 1.2%, to $20.9 million for the six months ended June 30, 2006, from $20.7 million for the same period during the prior year.  The increase in operating expenses was primarily due to the following:

•                  a $0.8 million increase in operating expenses at our California utility resulting from higher water production costs;

•                  a $0.7 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005;

•                  a $0.5 million increase in expenses at our Texas utilities resulting from an increase in the number of connections we serve for water productions costs, chemicals, lab fees and sludge hauling; offset by

•                  a $1.4 million decrease resulting from our California utility recording a balancing account receivable pursuant to a CPUC decision which eliminated a required earnings test; and

•                  a $0.4 million reduction in expenses at our California utility resulting from a gain on the sale of land that was no longer needed to support its operations.

Operating expenses were 53.9% and 57.8% of related revenues for the six months ended June 30, 2006 and 2005, respectively.  Operating expenses as a percent of revenues for 2006 was 58.6% excluding the effect of the gain on the sale of land and the favorable CPUC decision.  The adjusted increase is primarily due to higher operating costs in our California and Texas utilities.

Services Group Operating Expenses.  Operating expenses increased $6.4 million, or 12.3%, to $59.0 million for the six months ended June 30, 2006 from $52.6 million for the same period during the prior year.  The increase in operating expenses was due to the following:

•                  a $2.9 million increase related to the cost of serving new contracts (including the cities of Burbank, California and Sandy Springs, Georgia) construction and the growth in existing contracts including the impact of rising fuel and fleet related expenses;

•                  a $2.4 million increase related to the cost of serving new contacts and the growth in existing contracts within the Houston, Texas area, including the impact of rising fuel and fleet related expenses;

•                  a $1.1 million increase from our acquisition of an Alabama-based contract operations company in March 2005.

Operating expenses as a percentage of the related revenues increased to 87.6% for the six months ended June 30, 2006 compared to 86.5% for the same period during the prior year.  The increase in the operating expense percentage is due primarily to higher fleet operating costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.3 million, or 14.9%, to $17.6 million for the six months ended June 30, 2006 compared to $15.3 million for the same period during the prior year.  The increase in selling, general and administrative expenses was primarily due to the following:

•                  a $1.1 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth;

•                  a $0.7 million increase related to nonrecurring charges for relocation assistance extended to our new CEO;

•                  a $0.3 million increase in legal fees, most of which is attributable to routine legal and administrative proceedings incident to the normal conduct of business;

•                  a $0.2 million increase related to increase stock-based compensation expense; and

•                  a $0.2 million increase attributable to acquisitions which occurred in 2005; offset by

•                  a $0.2 million decrease in Sarbanes-Oxley compliance-related costs.

Selling, general and administrative expenses, as a percent of revenue, were 16.6% and 15.9% for the six months ended June 30, 2006 and 2005, respectively.  Selling, general and administrative expenses as a percent of revenue excluding the non-recurring CEO relocation assistance costs were 16.0% for the three months ended June 30, 2006.

Impairment of Goodwill.  During the second quarter of 2006, a $0.7 million charge was recorded to reflect the impairment of goodwill as more fully described above under the results of operations for the three months ended June 30, 2006.

Other Income (Expense).  Other expense increased $0.6 million, or 18.0%, to $4.0 million for the six months ended June 30, 2006 from $3.4 million for the same period during the prior year as follows:

	Six Months Ended
	June 30,
(In thousands)	2006	2005	Change
Interest expense	$(4,252)	$(3,668)	$(584)
Interest income	255	214	41
Other	(11)	58	(69)
Total	$(4,008)	$(3,396)	$(612)

Interest Expense.  Interest expense increased $0.6 million, or 15.9%, for the six months ended June 30, 2006 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Six Months Ended
	June 30,		Increase
(In thousands)	2006	2005	(Decrease)
Interest expense:
Revolving lines of credit	$1,129	$876	$253
Mortgage bonds and bank term loans	2,433	2,146	287
Convertible subordinated debentures	505	591	(86)
Other indebtedness	408	137	271
Total interest incurred	4,475	3,750	725
Less capitalized interest	(223)	(82)	(141)
Total interest expense	$4,252	$3,668	$584

The increase in total interest incurred is primarily due to an increase in borrowings levels on our mortgage bonds and bank term loans and an increase in interest rates related to our revolving line of credit.  Average borrowings on the line of credit decreased to $36.0 million for the six months ended June 30, 2006 from $38.2 million for the same period during the prior year.  The weighted average interest rate on those borrowings increased to 6.3% for the six months ended June 30, 2006 from 4.6% for the same period during the prior year.  Interest related to our mortgage bonds and bank term loans increased as a result of a net increase in average borrowings between the periods; average borrowings increased to $95.2 million for the six months ended June 30, 2006 from $90.4 million for the same period during the prior year.

Our average balances of interest bearing debt outstanding were approximately $130.4 million and $125.5 million for the six months ended June 30, 2006 and 2005, respectively.  Our effective weighted average interest rate increased to 6.5% for the six months ended June 30, 2006 from 5.8% for the same period during the prior year.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.6% for the six months ended June 30, 2006 and is comparable to 37.3% for the same period during the prior year (based on combined pre-tax income and related income taxes for both continuing and discontinued operations).

Cumulative Effect of Change in Accounting Principle.  Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  The adoption of SFAS No. 123(R) required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  As required by SFAS No. 123(R) we recorded a $0.07 million (net of tax) benefit on January 1, 2006 to reflect the reduction in compensation expense that would have resulted had we been estimating the effect of forfeitures in prior periods.

Loss from Discontinued Operations.  Loss from discontinued operations, which pertains to our submetering business we sold during the second quarter of 2005, was $4.9 million for the six months ended June 30, 2005.  The loss is comprised of a $1.3 million operating loss and a $3.6 million loss on the sale of the business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement model for tax positions taken or expected to be taken in tax returns.  FIN 48 requires a company to recognize in its financial statements the impact of a tax position if it is “more-likely-than-not” (more than 50%) the position will be sustained upon examination, based on the technical merits of the position.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  We do not expect the adoption of FIN 48 will have a material effect on our consolidated financial statements.

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

•                  obtain external financing for major acquisitions; and

•                  maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Six Months Ended
	June 30,		Increase
(In thousands)	2006	2005	(Decrease)
Net cash provided by (used in):
Continuing operations:
Operating activities	$9,647	$8,830	$817
Investing activities	(20,077)	(6,440)	(13,637)
Financing activities	11,463	10,059	1,404
Total continuing operations	1,033	12,449	(11,416)
Discontinued operations:
Operating activities	—	(788)	788
Investing activities	—	(73)	73
Financing activities	—	(532)	532
Total discontinued operations	—	(1,393)	1,393
Increase in cash and cash equivalents	$1,033	$11,056	$(10,023)

Cash Flows From Operating Activities.  Net cash provided by operating activities increased by $0.8 million during the six months ended June 30, 2006 compared to the same period during the prior year.  Operational aspects of our businesses that affected our cash flows in 2006 versus 2005 are highlighted below:

•                  increased revenues generated by our Utility Group, resulting from customer connection growth at our New Mexico and Texas utilities; and

•                  positive cash flows from companies acquired in the later part of 2005 and the first quarter of 2006.

Cash Flows From Investing Activities.  Cash used in investing activities totaled $20.1 million for the six months ended June 30, 2006 compared to $6.4 million for the same period during 2005 as follows:

	Six Months Ended
	June 30,		Increase
(In thousands)	2006	2005	(Decrease)
Cash flows used in (provided by) investing activities:
Additions to property, plant and equipment	$18,245	$14,284	$3,961
Acquisition of businesses, net of cash acquired	1,247	2,008	(761)
Purchase of minority interest	1,012	—	1,012
Proceeds from sale of discontinued operations	—	(9,852)	9,852
Proceeds from sales of land	(427)	—	(427)
Net cash used for investing activities	$20,077	$6,440	$13,637

The following table summarizes additions to property, plant and equipment additions for 2006 and 2005.

	Six Months Ended
	June 30,
(In thousands)	2006	2005
Company-financed additions	$15,588	$13,027
Capital improvement reimbursements	1,346	139
Cash contributions received in aid of construction	1,311	1,118
Total cash additions to property, plant and equipment	18,245	14,284
Non-cash contributions in aid of construction	4,113	1,110
Total additions to property, plant and equipment	$22,358	$15,394

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our Texas and New Mexico utilities.  Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.  In 2006, we expect to spend approximately $30.0 million on company-financed additions, principally within our Utility Group, and expect to receive $11.0 million of CIAC resulting in total expected additions to property, plant and equipment of about $41.0 million.

In March 2006, we acquired the remaining 10% interest in Operations Technology, Inc. (“OpTech”) that we did not already own for $1.0 million in cash.  We also made substantial investments in acquisitions during 2006 and 2005 and expect we will continue to do so in the future.

Cash Flows From Financing Activities.  During first six months of 2006, we financed our growth through a broad range of capital initiatives:

•                  borrowed $8.5 million under our revolving line of credit;

•                  received $3.1 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan; and

•                  received $2.7 million of capital improvement reimbursements and contributions in aid of construction.

Aggregate borrowings under our revolving line of credit increased by a net $8.5 million during the six months ended June 30, 2006 and were primarily used to fund our investing activities.  Additional borrowing availability under our revolving credit facility was $57.4 million as of June 30, 2006.

During the six months ended June 30, 2006, we have paid dividends totaling $2.4 million and our quarterly dividend rate is currently $0.0524 per common share.

Cash Flows From Discontinued Operations.  Net cash used in discontinued operations was $1.4 million during the six months ended June 30, 2005 and reflects the cash flows of the discontinued operation prior to date it was sold.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2006, as well as an estimate of the periods during which these payments are expected to be made.

		Years Ended December 31,
		Remainder	2007	2009	2011
		of	and	and	and
(In thousands)	Total	2006	2008	2010	Beyond
Long-term debt (1):
Bank line of credit (2)	$38,500	$—	$—	$38,500	$—
Mortgage bonds (3)	43,000	8,000	—	—	35,000
Bank term loans (4)	33,029	411	1,645	1,646	29,327
Convertible subordinated debentures (5)	13,179	—	—	—	13,179
Economic development revenue bonds (6)	2,130	100	220	245	1,565
Notes payable (7)	1,108	282	826	—	—
Total long-term debt	130,946	8,793	2,691	40,391	79,071
Repayment of advances for construction (8)	9,219	693	1,196	720	6,610
Lease assignment obligations (9)	2,582	143	2,439	—	—
Operating lease obligations	33,212	3,361	10,569	5,729	13,553
Total obligations as of June 30, 2006	$175,959	$12,990	$16,895	$46,840	$99,234

(1)             Excludes interest payment obligations, which are described in the following notes.  The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report.

(2)             The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain.  Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary based on our consolidated debt to equity ratio.  The weighted-average interest rate on our bank line of credit borrowings was 6.15% as of June 30, 2006.

(3)             Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.78% and is payable semiannually.

(4)             Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.56% and is payable semiannually.

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

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2006, we had working capital of approximately $7.2 million and $57.4 million of additional borrowings available under our line of credit facility which expires on April 1, 2010.  In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $76.1 million of first mortgage bonds as of June 30, 2006.  However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders.  The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations.  Dividends have averaged $3.0 to $4.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $42.2 million as of June 30, 2006.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants.  To date we have issued approximately $44.0 million of common stock under the shelf registration, and about $6.0 million remains available for issuance as of June 30, 2006.  We may offer any of these securities for sale at any time and from time to time.

As of June 30, 2006, we have contractual obligations totaling $176.0 million (excluding interest), $13.0 million of which is due during the remainder of 2006.  We were in compliance with all loan agreement covenants during the six months ended June 30, 2006.  We have $8.0 million of mortgage bonds maturing in the fourth quarter of 2006 which we expect we will be able to refinance through the sale of new mortgage bonds or retire with funds borrowed under our credit facility.

We believe that our expected operating cash flows, together with borrowings under our revolving credit facility ($57.4 million of which was available as of June 30, 2006 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service obligations for the next twelve months.  However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

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

We had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under our credit facility, including the CVWD letter of credit described above, as of June 30, 2006.

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

On March 29, 2006, the Company received a $1.65 million claim from the buyer for indemnification of alleged breach of certain specified representations and warranties.  The Company subsequently reached a tentative settlement with the buyer and has agreed to release $0.6 million from an escrow account established for this purpose.  See Note 2 to the notes accompanying our consolidated financial statements for additional information.

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

We lease some of our equipment and office facilities under operating leases which are deemed to be off-balance sheet arrangements.  Our future operating lease payment obligations are more fully described under the caption “—Contractual Obligations” above.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2006, we had $131.9 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  We have $38.5 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR.  Our variable-rate debt had a weighted average interest rate of 6.15% as of June 30, 2006.  A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.4 million per year.

Our fixed-rate debt, which had a carrying value of $93.4 million as of June 30, 2006, had a fair value of $88.2 million as of that date.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates.  Our fixed-rate debt had a weighted average interest rate of 6.7% as of June 30, 2006.  A hypothetical ten percent decrease in interest rates, from 6.7% to 6.0%, would increase the fair value of our fixed-rate debt by approximately $5.7 million.

We do not use derivative financial instruments to manage or reduce these risks although we may elect do so in the future.

ITEM 4.                             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                           LEGAL PROCEEDINGS

See Note 6 to the consolidated financial statements included in this report.

ITEM 1A.                    RISK FACTORS

There have been no material changes to the risk factor we disclosed in “Item 1A.  Risk Factors” in Part I of our 2005 Annual Report on Form 10-K.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s repurchases of its common stock during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 — April 30, 2006	None	None	None	None
May 1, 2006 — May 31, 2006	None	None	None	None
June 1, 2006 — June 30, 2006	55,690	$13.28	None	None
Total	55,690	$13.28	None	None

(1)             All of the shares purchased during the period were shares attested to the Company in satisfaction of the exercise price and tax withholding obligations by holders of employee stock options, who exercised options granted pursuant to the Company’s stock option plan.

ITEM 3 IS NOT APPLICABLE AND HAS BEEN OMITTED.

ITEM 4                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 16, 2006, the following proposals were submitted to stockholders with the following results:

Proposal 1.  To elect two persons as Class II Directors, each to a three-year term, and until their successors are duly elected and qualified:

•                  Donovan D. Huennekens—votes “For” — 18,525,050; votes “Withheld” — 976,218

•                  Richard G. Newman—votes “For” — 18,875,018; votes “Withheld” — 626,220

Proposal 2.  To approve the Company’s 2006 Equity Incentive Plan:

•                  Votes “For” — 7,610,436

•                  Votes “Against” — 3,526,495

•                  Votes “Abstained” — 228,110

ITEM 5 IS NOT APPLICABLE AND HAS BEEN OMITTED.

ITEM 6.                             EXHIBITS

Exhibit Number	Exhibit Description
3.2

Amendment No. 3 to Amended and Restated Bylaws of Southwest Water Company effective May 16, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Commission on May 19, 2006)

4.13.1

Southwest Water Company 2006 Equity Incentive Plan (incorporated by reference as Exhibit 4.13.1 to the Company’s Registration Statement on Form S-8, File No. 33-134575, filed with the Commission on May 31, 2006)

4.13.2

Southwest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Agreement (incorporated by reference as Exhibit 4.13.2 to the Company’s Registration Statement on Form S-8, File No. 33-134575, filed with the Commission on May 31, 2006)

4.13.3

Southwest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.13.3 to the Company’s Registration Statement on Form S-8, File No. 33-134575, filed with the Commission on May 31, 2006)

4.13.4

Southwest Water Company 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference as Exhibit 4.13.4 to the Company’s Registration Statement on Form S-8, File No. 33-134575, filed with the Commission on May 31, 2006)

4.13.5

Southwest Water Company 2006 Equity Incentive Plan SAR Agreement (incorporated by reference as Exhibit 4.13.5 to the Company’s Registration Statement on Form S-8, File No. 33-134575, filed with the Commission on May 31, 2006)

10.1

Executive Employment Agreement dated April 28, 2006, between Cheryl L. Clary and Southwest Water Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.2

Executive Employment Agreement dated April 28, 2006, between Michael O. Quinn and Southwest Water Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 3, 2006)

Exhibit Number	Exhibit Description
10.3

Change of Control Agreement dated April 28, 2006, between Cheryl L. Clary and Southwest Water Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.4

Change of Control Agreement dated April 28, 2006, between Michael O. Quinn and Southwest Water Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.5

Change of Control Agreement dated as of May 15, 2006, between Southwest Water Company, a Delaware corporation, and Mark A. Swatek, the Company’s Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 19, 2006)

15*	Letter regarding unaudited interim financial information from Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)
Date: August 9, 2006	By:	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer