Form 10-Q
period 2006-09-30
SOUTHWEST WATER CO
filed 2006-11-09
CIK 92472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐                                         Accelerated filer  ☒                                          Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2006
Common Stock, $.01 par value per share	23,592,695 shares

i

PART I — FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Southwest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwest Water Company and subsidiaries (“the Company”) as of September 30, 2006, the related condensed consolidated statements of income for the three-month and nine month periods ended September 30, 2006 and 2005, the related condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/  KPMG LLP

Los Angeles, California
November 9, 2006

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,226	$2,764
Restricted cash	238	241
Accounts receivable, net	30,649	26,517
Other current assets	12,502	18,224
Total current assets	46,615	47,746
Property, Plant and Equipment, Net:
Regulated utilities	360,083	333,027
Non-regulated operations	11,674	11,794
Total property, plant and equipment, net	371,757	344,821
Other Assets:
Goodwill	33,262	32,977
Intangible assets	2,978	2,965
Other assets	17,534	16,216
	$472,146	$444,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,318	$9,492
Accounts payable	8,768	10,018
Other current liabilities	24,363	21,069
Total current liabilities	34,449	40,579
Other Liabilities and Deferred Credits:
Long-term debt	127,546	117,603
Deferred income taxes	22,023	22,609
Advances for construction	8,024	8,478
Contributions in aid of construction	103,552	94,660
Other liabilities and deferred credits	16,682	15,543
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	461	461
Common stock	234	222
Additional paid-in capital	134,335	122,368
Retained earnings	24,840	22,202
Total stockholders’ equity	159,870	145,253
	$472,146	$444,725

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2006	2005	2006	2005
Revenues:
Utility Group	$25,839	$23,300	$64,602	$59,054
Services Group	34,302	31,368	101,701	92,127
Total revenues	60,141	54,668	166,303	151,181
Expenses:
Utility Group operating expenses	14,539	12,835	35,442	33,492
Services Group operating expense	29,801	28,038	88,822	80,611
Selling, general and administrative	7,783	7,665	25,376	22,974
Impairment of goodwill	261	—	929	—
Total expenses	52,384	48,538	150,569	137,077
Operating income	7,757	6,130	15,734	14,104
Other income (expense):
Interest expense	(2,081)	(1,651)	(6,333)	(5,251)
Interest income	108	119	363	332
Other, net	11	27	—	19
Income from continuing operations before income taxes	5,795	4,625	9,764	9,204
Provision for income taxes	(2,123)	(1,619)	(3,575)	(3,280)
Income from continuing operations	3,672	3,006	6,189	5,924
Cumulative effect of change in accounting principle, net of tax	—	—	71	—
Loss from discontinued operations, net of tax	—	—	—	(4,902)
Net income	3,672	3,006	6,260	1,022
Preferred stock dividends	(6)	(6)	(18)	(18)
Net income applicable to common stockholders	$3,666	$3,000	$6,242	$1,004
Earnings per common share:
Basic:
Income from continuing operations	$0.16	$0.14	$0.27	$0.29
Cumulative effect of change in accounting principle	—	—	0.01	—
Loss from discontinued operations	—	—	—	(0.24)
Net income applicable to common stockholders	$0.16	$0.14	$0.28	$0.05
Diluted:
Income from continuing operations	$0.16	$0.14	$0.27	$0.28
Cumulative effect of change in accounting principle	—	—	—	—
Loss from discontinued operations	—	—	—	(0.23)
Net income applicable to common stockholders	$0.16	$0.14	$0.27	$0.05
Weighted average common shares outstanding:
Basic	23,069	20,874	22,691	20,582
Diluted	23,422	21,714	23,184	21,282

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Retained	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2005	9	$461	22,185	$222	$122,368	$22,202	$145,253
Dividend reinvestment and stock purchase plans	—	—	254	2	3,268	—	3,270
Proceeds from stock options exercised	—	—	706	7	3,806	—	3,813
Excess tax benefit from stock options exercised	—	—	—	—	1,289	—	1,289
Stock-based compensation	—	—	—	—	834	—	834
Cumulative effect of change in accounting principle	—	—	—	—	(110)	—	(110)
Debenture conversions	—	—	275	3	2,880	—	2,883
Net income	—	—	—	—	—	6,260	6,260
Cash dividends declared	—	—	—	—	—	(3,622)	(3,622)
Balance at September 30, 2006	9	$461	23,420	$234	$134,335	$24,840	$159,870

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
		(Revised — See Note 1)
Cash flows from operating activities of continuing operations:
Net income	$6,260	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(71)	—
Loss from discontinued operations, net of tax	—	4,902
Depreciation and amortization	8,115	7,548
Deferred income taxes	1,020	1,778
Stock-based compensation expense	834	702
Impairment of goodwill	929	—
Gain on sales of land	(407)	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	3	193
Accounts receivable	(4,114)	(4,667)
Other current assets	5,333	4,731
Other assets	(1,701)	(265)
Accounts payable	(1,286)	(2,242)
Other current liabilities	2,086	4,053
Other liabilities	826	441
Other, net	34	1,143
Net cash provided by operating activities	17,861	19,339
Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(29,699)	(26,055)
Acquisitions of businesses, net of cash acquired	(1,809)	(10,659)
Purchase of minority interest	(1,013)	—
Proceeds from sale of discontinued operations	—	9,852
Proceeds from sales of land	427	—
Net cash used in investing activities	(32,094)	(26,862)
Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	—	20,000
Proceeds from stock option and stock purchase plans	7,083	7,579
Borrowings under lines of credit	6,000	3,965
Contributions in aid of construction	2,969	2,842
Capital improvement reimbursements	2,630	144
Excess tax benefit from stock options exercised	1,289	—
Dividends paid	(3,622)	(2,982)
Payments on long-term debt	(1,101)	(16,395)
Repayment of advances for construction	(507)	(654)
Deferred financing costs	(46)	(220)
Net cash provided by financing activities	14,695	14,279
Cash flows from discontinued operations:
Operating activities	—	(788)
Investing activities	—	(73)
Financing activities	—	(532)
Net cash used in discontinued operations	—	(1,393)
Net increase in cash and cash equivalents	462	5,363
Cash and cash equivalents at beginning of year	2,764	1,388
Cash and cash equivalents at end of year	$3,226	$6,751

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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting.  These interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K.  The Company’s businesses are seasonal because they are affected by weather.  As a result, operating results for interim periods do not necessarily predict the operating results for any other interim period or for the full year.

Revised 2005 Statement of Cash Flows Presentation

In 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in 2005 were reported within the operating cash flow category.

Balancing Accounts

In April 2006, the California Public Utilities Commission (the “CPUC”) issued a decision which eliminates a required earnings test that had prevented some utilities from recovering balancing account under-collections, or receivables, from customers.  Because of the uncertainties associated with under-collections this earnings test had created, the Company’s California utility had established a practice of not recording balancing account under-collections (receivables) but instead recording these costs as expenses until such time the CPUC actually authorized their recovery.  This decision removes that uncertainty.  In the second quarter of 2006, the Company recorded $1.4 million of receivables related to balancing account under-collections ($0.7 million attributable to 2005 and $0.7 million attributable to the first six months of 2006) that are now reasonably assured of recovery from customers.  During the third quarter of 2006, an additional $0.6 million of receivables related to balancing account under-collections were recorded.

Gain on Sale of Land

During the first quarter of 2006, the Company recorded a $0.4 million gain on the sale of land that was no longer used or useful to its California utility’s operations.  The gain is reflected as a reduction of Utility Group operating expenses in the consolidated financial statements.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method.  Generally, SFAS 123(R) is similar in approach to SFAS 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued.  The adoption of SFAS 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle.  See Note 9 for additional information.

Recent Accounting Pronouncements

FIN No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement model for tax positions taken or expected to be taken in tax returns.  FIN 48 requires a company to recognize in its financial statements the impact of a tax position if it is “more-likely-than-not” (more than 50%) the position will be sustained upon examination, based on the technical merits of the position.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company does not expect the adoption of FIN 48 will have a material effect on its consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements.  This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  Adoption of SFAS 157 is required for the Company’s fiscal year beginning January 1, 2008 and is applied prospectively; the Company does not meet the criteria for earlier adoption.  While the Company is still evaluating the impact this statement will have on it consolidated financial statements, it does not currently believe the impact will be material.

SFAS No. 158

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  The new statement amends SFAS No. 87, 88, 106, 132(R) and other related accounting literature, but retains most of their measurement and disclosure requirements and will not change the amount of net periodic benefit cost recognized in the income statement.  SFAS 158 will require employers to recognize as an asset or liability on their balance sheets the over-funded or under-funded status of a defined benefit postretirement plan.  SFAS 158 will also require employers to measure defined benefit plan assets and obligations as of the dates of the employers’ fiscal year-end balance sheet.  The provisions of SFAS 158 require the Company to: i) initially recognize the funded status of the defined benefit postretirement plan as of the end of its fiscal year on December 31, 2006; and ii) measure defined benefit plan assets and obligations as of the dates of its year-end balance sheets starting December 31, 2008.  The Company does not expect the adoption of SFAS 158 will have a material effect on its consolidated financial statements.

SAB No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  This SAB does not change the SEC staff’s previous guidance in SAB No. 99 (Topic 1M), Materiality, on evaluating the materiality of misstatements.  When applying the new guidance for the first time, if companies identify material errors that were in existence at the beginning of their current fiscal year, they may correct those errors through a one-time cumulative-effect adjustment to beginning-of-year retained earnings.  The Company’s fiscal year ending December 31, 2006 will be the initial year of applying the new guidance.  The Company is still evaluating the effect this new guidance will have on its consolidated financial statements.

Note 2.       Acquisitions and Dispositions

Acquisitions

During 2006, the Company has acquired two small water utilities and the rights to provide water and wastewater utility service in developing areas located near Austin, Texas.  The aggregate purchase price for these acquisitions was $1.5 million in cash; liabilities assumed in connection with the acquisitions were negligible.  The assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary valuations, including $0.3 million of goodwill.  The consolidated financial statements include the operations of the acquired utilities subsequent to their respective acquisition dates.  The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations.  During 2006, the Company also recorded $0.3 million of contingent consideration earned by the sellers of businesses acquired in prior years as additional goodwill.

On March 21, 2006, the 10% minority interest stockholder in Operations Technology, Inc. (“OpTech”), a Georgia-based non-regulated business in the Company’s Services Group, exercised its right to require the Company to purchase the remaining 10% of OpTech stock that it did not already own for $1.0 million in cash (Note 6).  In connection with this acquisition, the Company has allocated $0.5 million of the purchase price to finite-lived intangible assets and the remaining $0.5 million to goodwill.  The intangible assets, principally customer relationships and tradenames, are being amortized on a straight-line basis over a weighted-average amortization period of 8.1 years.

The acquisitions were funded with borrowings under the Company’s revolving line of credit.  The Company expects to finalize the purchase price allocations during 2006.

Disposition of Master Tek

During the second quarter of 2005, the Company sold Master Tek International, Inc., a subsidiary in its Services Group that provided utility submetering and billing and collection services for multi-family residential properties.  The Company sold Master Tek for $12.2 million and received $11.1 million in cash at closing with the remaining $1.1 million deposited into an escrow account which was to be released to the Company in April 2006 at the end of a specified indemnification (under representations and warranties) period.

On March 29, 2006, the Company received a $1.65 million claim from the buyer for indemnification by reason of alleged breach of certain specified representations and warranties.  The Company reached a settlement with the buyer by agreeing to release $0.6 million from the escrow account to the buyer with the remaining escrow balance being released to the Company.  The $0.6 million released from escrow to the buyer was applied against a liability established at closing for certain retained liabilities and estimated post-closing obligations that were expected to be paid by the Company pursuant to the purchase and sale agreement.  The settlement agreement was finalized during the third quarter of 2006 and the remaining $0.5 million escrow account balance was released to the Company.

As a result of the sale, Master Tek is presented as a discontinued operation in the accompanying consolidated financial statements and the results of operations and cash flows for 2005 have been reclassified to segregate Master Tek’s results for that period.

The following tables summarize the results of operations of Master Tek included in the consolidated financial statements.

Nine Months
Ended
September 30,
(In thousands)	2005
Services Group revenues	$3,679

Expenses:
Services Group operating expense	3,947
Selling, general and administrative	1,330
Total expenses	5,277

Operating loss	(1,598)

Interest expense	(369)
Interest income	1

Loss before income taxes	(1,966)
Income tax benefit	688

Loss from operations	(1,278)
Loss on sale, net of $345 tax benefit	(3,624)

Loss from discontinued operations	$(4,902)

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

The Company incurred $0.8 million of overtime labor costs and emergency out-of-pocket operating expenses in 2005 and $0.1 million in 2006, related to these recovery efforts for these clients, which are reflected as operating expenses during those periods.  The Company has billed its clients $0.9 million for these emergency services and is assisting its clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs.  The Company recognized revenues of $0.8 million during 2005 and $0.1 million during the first quarter of 2006 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition.  Through September 30, 2006, the Company has collected $0.6 million of the $0.9 million billed to date and the remaining $0.3 million is reflected in accounts receivable as of September 30, 2006.  The Company expects to collect the remaining receivables during the fourth quarter of 2006.

Note 4.       Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 12), during the nine months ended September 30, 2006.

	Utility	Services
(In thousands)	Group	Group	Total
Balance, December 31, 2005	$15,609	$17,368	$32,977
Businesses acquired during the year	343	—	343
Acquisition of minority interest	—	523	523
Contingent consideration earned	—	348	348
Impairment of goodwill	—	(929)	(929)
Balance, September 30, 2006	$15,952	$17,310	$33,262

The Company has acquired several businesses during 2006, all of which were accounted for as purchases (Note 2).  As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values based on preliminary valuations with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill.  During 2006, the Company also recorded contingent consideration earned by the sellers of businesses acquired as additional goodwill.

The Company tests goodwill annually for impairment at the reporting unit level, as of October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable.  The Company evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances.  The realizability of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

During the second quarter of 2006, management reviewed the business strategy for its water and wastewater testing laboratory reporting unit.  This review resulted in management’s decision to realign the operations by reducing the size and scope of its business activities and focusing on its core operations and customers.  The carrying value of the entity was tested for impairment using the revised cash flow projections and it was determined that carrying values were not fully recoverable.  As a result, $0.5 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the second quarter of 2006.

During the third quarter of 2006, a significant contract at the testing laboratory was not renewed.  The carrying value of the entity was tested again for impairment using revised cash flow projections and it was determined that carrying values were not recoverable.  As a result, the remaining $0.3 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the third quarter of 2006.

Also during the second quarter of 2006, management determined that the renewal of a primary contract for another reporting unit was not likely to occur, significantly reducing the future estimated cash flows of the reporting unit.  As a result, $0.1 million of goodwill associated with this reporting unit was deemed to be impaired and was charged to expense during the period.

Note 5.   Long-Term Debt

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005
$100 million revolving credit facility	$36,000	$30,000
6.85% convertible subordinated debentures due 2021	13,081	16,108
Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	11,999	12,577
5.77% fixed rate term loan due 2022	824	864
6.10% fixed rate term loan due 2031	20,000	20,000
First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
7.61% series C first mortgage bond due 2006	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000
Economic Development Revenue Bonds:
ECO Resources, Inc.:
6.0% series 1998A due 2018	1,810	1,810
5.5% series 1998A due 2008	320	320
Acquisition-related indebtedness	912	1,395
Total long-term debt payment obligations	127,946	126,074
Unamortized Monarch term loan fair value adjustments	918	1,021
Total long-term debt	128,864	127,095
Less current portion of long-term debt	(1,318)	(9,492)
Long-term debt, less current portion	$127,546	$117,603

The $100 million revolving line of credit commitment ends on April 1, 2010, at which time all borrowings must be repaid.  Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary depending upon the Company’s consolidated debt to equity ratio.  Currently, the applicable margins are 0.875% over the LIBOR rate or 0.25% under the prime rate.  The weighted-average interest rates on all credit facility borrowings outstanding were 6.24% as of September 30, 2006 and 5.37% as of December 31, 2005.

The Company had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under its revolving credit facility as of September 30, 2006, reducing available borrowings under the credit facility to $59.9 million as of that date.

On October 20, 2006, Suburban sold $10.0 million of Series E first mortgage bonds and used $8.0 million of the proceeds to repay its maturing Series C first mortgage bonds and the remainder of the proceeds for working capital purposes, including the funding of capital expenditure programs.  The Series E bonds bear interest at a fixed 6.295% annual rate, payable semiannually, and are due in 2026.  The $8.0 million of Series C first mortgage bonds were classified as current obligations as of December 31, 2005.  As a result of the successful refinancing of these obligations on a long-term basis, the obligations have been reclassified to long-term as of September 30, 2006.

Note 6.   Commitments and Contingencies

Legal Proceedings

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services.  In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District.  A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In August 2006, the Company elected not to renew the employment contract of one of its operating company presidents.  Subsequently, the individual resigned and filed a complaint seeking, among other things, a declaration that the individual not be bound by a two-year post-employment non-compete agreement.  The Company has filed an answer and counterclaim to the complaint.  Subsequent to the individual’s resignation, some key employees from the operating company resigned and began competing with the Company.  The Company has filed litigation against the former operating company president and certain of the key employees.  Based upon information available at this time, the Company does not expect that these legal actions will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business.  The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

EPA Investigations

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to present.  The subsidiary has operated this facility since September 2004.  The facility was also served with search warrants executed by the EPA.  The Company is cooperating fully with the investigation.  The Company has provided the records requested and there have been no further developments since that date.

On May 18, 2005, the EPA executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury.  The Company is cooperating fully with the investigation and there have been no further developments since that date.

Eminent Domain Proceedings

The Albuquerque Bernalillo County Water Authority (the “Water Authority”) and the City of Rio Rancho, New Mexico gave notice on October 19, 2006 that they intend to condemn New Mexico Utilities Inc. (“NMUI”), one of the Company’s  wholly-owned regulated utilities, in accordance with the provisions of the New Mexico Eminent Domain Code.  The Company is exposed to the risk of losing its NMUI water and wastewater system if the eminent domain proceedings succeed.  However, under prevailing law, condemning agencies must pay fair market value for property they take through eminent domain.  While it is too early to predict the outcome of this matter, the Company believes that the fair market value of its NMUI system exceeds its recorded net book value as of September 30, 2006.

Commitments Under Long-Term Service Contracts

In 2002, the Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the water treatment plant.  Construction was completed during 2005.  Upon final acceptance of the completed project by the CVWD, the standby letter of credit will be terminated and the final $2.3 million of the total contract price, which is included in accounts receivable as of September 30, 2006, will be released to the Company from the construction financing escrow account.

The Company now operates the completed plant under a twenty-year operating agreement.  The CVWD service contract contains certain guarantees related to the performance of the Company and a subsidiary, including certain liquidated damages, in the event of failure on the part of the Company to perform other than by reason of uncontrollable circumstances as defined in the service contract.  Also, the Company has made other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

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

Note 7.       Earnings Per Share

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2006	2005	2006	2005
Numerators—Net income applicable to common stockholders:
Income from continuing operations	$3,672	$3,006	$6,189	$5,924
Less preferred stock dividends	(6)	(6)	(18)	(18)
Income from continuing operations applicable to common stockholders	3,666	3,000	6,171	5,906
Cumulative effect of change in accounting principle	—	—	71	—
Loss from discontinued operations	—	—	—	(4,902)
Net income applicable to common stockholders	$3,666	$3,000	$6,242	$1,004
Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	23,069	20,874	22,691	20,582
Plus shares issued on assumed exercise of stock options and warrants	353	840	493	700
Diluted weighted average common shares outstanding	23,422	21,714	23,184	21,282
Earnings per share applicable to common stockholders:
Basic:
Continuing operations	$0.16	$0.14	$0.27	$0.29
Cumulative effect of change in accounting principle	—	—	0.01	—
Discontinued operations	—	—	—	(0.24)
Net income applicable to common stockholders	$0.16	$0.14)	$0.28	$0.05
Diluted:
Continuing operations	$0.16	$0.14	$0.27	$0.28
Cumulative effect of change in accounting principle	—	—	—	—
Discontinued operations	—	—	—	(0.23)
Net income applicable to common stockholders	$0.16	$0.14	$0.27	$0.05

The difference between basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares.  As described in Note 5, the Company has $13.1 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of September 30, 2006.  The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.2 million shares as of September 30, 2006.  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Both basic and diluted earnings per common share and the related weighted average common shares outstanding for the three months and nine months ended September 30, 2005 have been retroactively adjusted to reflect a 5% stock distribution declared on January 2, 2006.

Note 8.   Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
Cash paid during the year for:
Interest	$6,420	$5,193
Income taxes paid (refunded), net	(1,948)	(1,345)
Components of cash paid for acquisitions:
Fair value of assets acquired	$1,859	$12,336
Liabilities assumed	(50)	(1,677)
Cash paid for acquisitions	$1,809	$10,659
Components of proceeds from sale of discontinued operations:
Fair value of assets sold	$—	$12,748
Liabilities assumed by buyer	—	(598)
Selling price	—	12,150
Transaction expenses	—	(1,228)
Held in escrow and included in other receivables	—	(1,070)
Net cash proceeds from sale of discontinued operations	$—	$9,852
Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$5,823	$2,248
Debentures converted into common stock	3,027	408

Note 9.       Stock Based Incentive Compensation Plans

Prior to May 2006, the Company had three stock-based incentive compensation plans: a Stock Option Plan, a Director Stock Option Plan, and an Employee Stock Purchase Plan.  At the May 2006 annual meeting of stockholders, the stockholders approved a new Equity Incentive Plan which replaced the previously existing Stock Option Plan and Director Stock Option Plan.  The table below summarizes the number of shares authorized and available for issuance under the two stock-based plans as of September 30, 2006.

	Number of Shares
(In thousands)	Authorized	Available
Equity Incentive Plan	5,434	1,201
Employee Stock Purchase Plan	1,256	898
Total	6,690	2,099

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method.  Generally, SFAS 123(R) is similar in approach to SFAS 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued.  Because the Company has been recognizing compensation cost related to share-based payments since its 2002 adoption of SFAS 123, the adoption of SFAS 123(R) did not have a material effect on the consolidated financial statements.

The adoption of SFAS 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of options for which the requisite service is not expected to be rendered and reducing the periodic compensation cost recorded accordingly.  As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as the cumulative effect of a change in accounting principle, to reflect the amount of compensation cost previously recognized related to outstanding options as of December 31, 2005 that are not expected to vest based on an estimate of forfeitures derived from historical data.

The following table illustrates the pro forma effect if the Company had applied the provisions of SFAS 123(R) as of January 1, 2005:

	Period Ended
	September 30, 2005
	Three	Nine
(In thousands)	Months	Months
Compensation cost:
Recorded in 2005 recognizing forfeitures as they occur	$236	$702
Net change	10	43
Pro forma for 2005 estimating expected forfeitures	$246	$745

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
(In thousands, except share data)	As Reported	Pro Forma	As Reported	Pro Forma
Income from continuing operations	$3,006	$2,996	$5,924	$5,881
Net income	3,006	2,996	1,022	979
Net income applicable to common stockholders	3,000	2,990	1,004	961
Basic income per common share: (1)
Income from continuing operations	0.14	0.14	0.29	0.28
Net income applicable to common	0.14	0.14	0.05	0.05
Diluted income per common share: (2)
Income from continuing operations	0.14	0.14	0.28	0.28
Net income (loss) applicable to common	0.14	0.14	0.05	0.05

(1)             Based on approximately 20.9 million and 20.6 million weighted average common shares outstanding during the three months and nine months ended September 30, 2005, respectively (Note 7).

(2)             Based on approximately 21.7 million and 21.3 million weighted average common shares outstanding during the three months and nine months ended September 30, 2005, respectively (Note 7).

Stock Option Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Dividend yield	1.4%	1.7%
Expected volatility	33.5%	24.3%
Risk-free interest rate	4.8%	4.1%
Expected life in years	4.6	5.7

The weighted average grant date fair value of options granted during the three months ended September 30, 2005 was $3.41 (none granted during the same period in 2006), and $4.99 and $3.01 per share for the nine months ended September 30, 2006 and 2005, respectively.  Compensation expense arising from stock option grants was $0.2 million and $0.2 million during the three months ended September 30, 2006 and 2005, respectively, and $0.8 million and $0.7 million during the nine months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, aggregate unrecognized compensation costs, before estimated forfeitures, totals $1.8 million and is expected to be recognized over the next five years (2.2 years on a weighted average basis).

The following table summarizes all stock option plan activity during the nine months ended September 30, 2006:

		Weighted-
	Number	Average
	of	Exercise
(In thousands, except exercise prices)	Shares	Price
Outstanding at December 31, 2005	2,641	$8.30
Granted	436	16.24
Exercised	(816)	6.66
Forfeited	(281)	10.86
Expired	(5)	2.38
Outstanding at September 30, 2006	1,975	10.19

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $3.2 million and $2.6 million, respectively, and $6.0 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively.

The following tables summarize information about stock options outstanding and exercisable as of September 30, 2006.

		Expected
(In thousands, except as indicated)	Outstanding	to Vest	Exercisable
Number of shares	1,975	1,847	1,101
Weighted average remaining contractual life in years	4.07	3.97	2.57
Weighted average exercise price per share	$10.19	$9.97	$7.67
Aggregate intrinsic value (at closing stock price of $12.23 per share)	$5,725	$5,621	$5,034

	Outstanding			Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
	September 30,	Contractual	Exercise	September 30,	Exercise
(In thousands, except per share data)	2006	Life	Price	2006	Price
Range of per share exercise prices:
$ 1.69 to $ 3.99	17	0.81 years	$3.34	16	$3.34
$ 4.00 to $ 7.99	603	2.65 years	6.25	603	6.25
$ 8.00 to $11.99	771	3.84 years	9.68	458	9.44
$12.00 to $17.75	584	5.92 years	15.13	24	12.79
$ 1.69 to $17.75	1,975	4.07 years	10.19	1,101	7.67

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.3 million shares of common stock through payroll deductions of up to 10% of their salary, not to exceed $25,000 per year.  The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period.  Under the ESPP, the Company issued 5,895 and 15,048 shares to employees during the three months and nine months ended September 30, 2006, respectively.  Compensation expense recognized by the Company resulting from employee stock purchases pursuant to this plan was nominal for the three months and nine months ended September 30, 2006 and 2005.  As of September 30, 2006, 0.9 million shares remain available for future purchases.

Note 10.     Stock Purchase Plan

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”).  The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment.  The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum.  The discounts may range from 0% to 5%, as determined from time to time by the Company.  The DRIP and DSPP discounts offered by the Company are 3% for the DRIP and 3% for the DSPP as of September 30, 2006.  During 2006, the Company registered an additional 1,200,000 shares of common stock that were authorized to be issued under the plan.  As of September 30, 2006, there are 3.7 million shares authorized for issuance under the plan of which 1.3 million shares remain available for issuance.

Note 11. Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death.  The following table details the components of the net periodic benefit costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$16	$16	$49	$48
Interest cost	19	20	57	60
Recognized actuarial loss	13	22	39	66
Total	$48	$58	$145	$174

Note 12.     Segment Information

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

The Utility Group owns and operates public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  In the regulated utility subsidiaries, the rates that they charge for water and wastewater services are established by state or local regulatory authorities.  The service areas in which the Utility Group operates constitute monopolies with allowable rates determined by state or local regulatory agencies.

The Services Group operates and manages water and wastewater treatment facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including some of the companies in the Utility Group.  The Services Group also provides construction and construction management services, certified water and wastewater laboratory testing services, and public works services.  The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return.

The following table presents information about the operations of each segment for the three months and nine months ended September 30, 2006 and 2005.

			Total	Corporate
	Utility	Services	Operating	and	Consolidated
(In thousands)	Group	Group (1)	Segments	Other (2)	Total
Three months ended September 30, 2006:
Revenues (1)	$25,839	$34,302	$60,141	$—	$60,141

Operating income (loss)	$9,513	$922	$10,435	$(2,678)	$7,757
Interest expense	(1,564)	(464)	(2,028)	(53)	(2,081)
Interest income	8	83	91	17	108
Other income (expense)	(12)	—	(12)	23	11
Income (loss) from continuing operations before income taxes	$7,945	$541	$8,486	$(2,691)	$5,795

Three months ended September 30, 2005:
Revenues (1)	$23,300	$31,368	$54,668	$—	$54,668

Operating income (loss)	$8,564	$434	$8,998	$(2,868)	$6,130
Interest expense	(1,020)	(398)	(1,418)	(233)	(1,651)
Interest income	10	71	81	38	119
Other income (expense)	(30)	35	5	22	27
Income (loss) from continuing operations before income taxes	$7,524	$142	$7,666	$(3,041)	$4,625

Nine months ended September 30, 2006:
Revenues (1)	$64,602	$101,701	$166,303	$—	$166,303

Operating income (loss)	$23,290	$2,590	$25,880	$(10,146)	$15,734
Interest expense	(4,637)	(1,442)	(6,079)	(254)	(6,333)
Interest income	37	247	284	79	363
Other income (expense)	(37)	—	(37)	37	—
Income (loss) from continuing operations before income taxes	$18,653	$1,395	$20,048	$(10,284)	$9,764

Nine months ended September 30, 2005:
Revenues (1)	$59,054	$92,127	$151,181	$—	$151,181

Operating income (loss)	$20,237	$3,311	$23,548	$(9,444)	$14,104
Interest expense	(3,357)	(1,394)	(4,751)	(500)	(5,251)
Interest income	32	260	292	40	332
Other income (expense)	(84)	93	9	10	19
Income (loss) from continuing operations before income taxes	$16,828	$2,270	$19,098	$(9,894)	$9,204

(1)             In addition to services provided to external customers, some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group.  In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the Company does not eliminate the intersegment profit on sales to affiliated utilities when the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services.  Intersegment revenues were $9.2 million and $7.9 million for three months ended September 30, 2006 and 2005, respectively, and $26.2 million and $22.4 million for nine months ended September 30, 2006 and 2005, respectively.  Intersegment profit was $2.6 million and $2.4 million for three months ended September 30, 2006 and 2005, respectively, and $7.9 million and $6.7 million for nine months ended September 30, 2006 and 2005, respectively.

(2)             Consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to the reportable segments.

The following table presents information about identifiable assets by segment as of September 30, 2006 and December 31, 2005.

	September 30,	December 31,
(In thousands)	2006	2005
Utility Group	$403,210	$371,714
Services Group	74,641	68,546
Corporate and other	6,079	13,321
Inter-group elimination	(11,784)	(8,856)
Total assets	$472,146	$444,725

Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.  The inter-group elimination reflects the elimination of inter-group receivables as of the period end date.

Note 13.     Subsequent Event

On October 20, 2006, the Company’s California utility sold $10.0 million of first mortgage bonds and used $8.0 million of the proceeds to repay maturing first mortgage bonds and the remainder of the proceeds for working capital purposes, including the funding of capital expenditure programs (Note 5).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We grow our Utility Group by:

•                  increasing the number of customers we serve;

•                  increasing the rate customers pay for our services through rate case filings with state regulatory commissions;

•                  creating new utilities by partnering with the development community in high growth markets; and

•                  acquiring utilities from cities, municipalities and private owners in high growth markets.

Our most recent significant Utility Group acquisition, which affects the comparability of the historical financial condition and results of operations described in the MD&A, is an Alabama-based wastewater collection and treatment system, which we operate as Southwest Water Alabama, which we acquired in September 2005.  During 2006, we also acquired two small water utilities and the rights to provide water and wastewater utility service in developing areas located near Austin, Texas.  While these acquisitions are insignificant to our financial results, both individually and in the aggregate, they are strategically important as they expand our utility ownership in an area that is currently experiencing significant population growth.

We grow our Services Group by:

•                  increasing the number of clients we have contracts with;

•                  increasing the customer base for our existing contracts;

•                  providing additional services to clients to enhance the value of our contracts; and

•                  acquiring strategically located, well-established service contract businesses in high growth markets.

Our most recent significant Services Group acquisition, which affects the comparability of the historical financial condition and results of operations described in the MD&A, is Novus Utilities; an Alabama based contract operations company, which we acquired in March 2005.

Disposition

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to 2005

Revenues.  Revenues increased $5.5 million, or 10.0%, to $60.1 million for the three months ended September 30, 2006 from $54.7 million for the same period during the prior year.  By segment, revenues increased as follows:

	Three Months Ended
	September 30,		Increase	Percent of Revenues
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$25,839	$23,300	$2,539	43.0%	42.6%
Services Group	34,302	31,368	2,934	57.0	57.4
Total	$60,141	$54,668	$5,473	100.0%	100.0%

Utility Group.  Revenues increased $2.5 million, or 10.9%, to $25.8 million for the three months ended September 30, 2006, from $23.3 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $1.1 million increase at our California utility due to higher consumption as a result of warmer temperatures in Southern California during the summer months versus the prior year and an increase in rates that went into effect on July 1, 2006;

•                  a $0.8 million increase at our New Mexico and Texas utilities primarily resulting from an increase in the number of connections, a fourth quarter 2005 rate increase at our Texas utilities and, to a lesser extent, increased consumption; and

•                  a $0.6 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005.

Services Group.  Revenues increased $2.9 million, or 9.4%, to $34.3 million for the three months ended September 30, 2006 from $31.4 million for the same period during the prior year.  The increase in revenues was primarily due to the following:

•                  a $1.7 million increase in contract operations, maintenance, public works and construction due to new contracts and increased demand for services; and

•                  a $1.2 million increase related to growth in the customer base under existing contracts as a result of increased housing starts.

Expenses.  Expenses increased $3.8 million, or 7.9%, to $52.4 million for the three months ended September 30, 2006 from $48.5 million for the same period during the prior year as follows:

	Three Months Ended
	September 30,		Increase	Percent of Revenues*
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group operating expenses	$14,539	$12,835	$1,704	56.3%	55.1%
Services Group operating expenses	29,801	28,038	1,763	86.9	89.4
Selling, general and administrative expenses	7,783	7,665	118	12.9	14.0
Impairment of goodwill	261	—	261	0.4	—
Total	$52,384	$48,538	$3,846	87.1	88.8

*                 Utility Group and Services Group operating expenses are computed as a percent of their respective revenues.  Selling general and administrative expenses, impairment of goodwill and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses.  Operating expenses increased $1.7 million, or 13.3%, to $14.5 million for the three months ended September 30, 2006, from $12.8 million for the same period during the prior year.  The increase in operating expenses was primarily due to the following:

•                  a $1.0 million increase in expenses at our New Mexico and Texas utilities related to higher production costs as a result of higher revenues and increased costs for chemicals, lab fees and sludge hauling;

•                  a $0.4 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; and

•                  a $0.9 million increase at our California utility resulting from an increase in other operating expenses, including property taxes and depreciation; offset by

•                  a $0.6 million decrease resulting from our California utility recording a balancing account receivable pursuant to a CPUC decision which eliminated a required earnings test.

Operating expenses were 56.3% and 55.1% of related revenues for the three months ended September 30, 2006 and 2005, respectively.  This increase was primarily due to higher operating costs at our Texas utilities.

Services Group Operating Expenses.  Operating expenses increased $1.8 million, or 6.3%, to $29.8 million for the three months ended September 30, 2006 from $28.0 million for the same period during the prior year.  The increase in operating expenses was due to the following:

•                  a $2.1 million increase related to the cost of serving new contracts and growth in existing contracts, including the impact of rising fuel and fleet related expenses; offset by

•                  a $0.3 million decrease in our testing laboratory’s 2006 operating expenses as a result of increased focus on bottom line performance.

Operating expenses as a percentage of the related revenues decreased to 86.9% for the three months ended September 30, 2006 compared to 89.4% for the same period during the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million, or 1.5%, to $7.8 million for the three months ended September 30, 2006 and are comparable to $7.7 million for the same period during the prior year.

Selling, general and administrative expenses, as a percent of total revenues, were 12.9% and 14.0% for the three months ended September 30, 2006 and 2005, respectively.

Impairment of Goodwill.  During the three months ended September 30, 2006, a $0.3 million charge was recorded to reflect the impairment of goodwill in accordance with the impairment testing provision of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  As required by SFAS 142, we test goodwill annually for impairment at the reporting unit level, as of October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable.  We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances.  The realizability of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

During the third quarter of 2006, a significant contract at our water and wastewater testing laboratory was not renewed.  The carrying value of the entity was tested for impairment using the revised cash flow projections and it was determined that carrying values were not recoverable.  As a result, $0.3 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the third quarter of 2006.  See the discussion of goodwill impairment charges for the nine months ended September 30, 2006 for additional information.

Other Income (Expense).  Other expense increased $0.5 million, or 30.4%, to $2.0 million for the three months ended September 30, 2006 from $1.5 million for the same period during the prior year as follows:

	Three Months Ended
	September 30,
(In thousands)	2006	2005	Change
Interest expense	$(2,081)	$(1,651)	$(430)
Interest income	108	119	(11)
Other	11	27	(16)
Total	$(1,962)	$(1,505)	$(457)

Interest Expense.  Interest expense increased $0.4 million, or 26.0%, for the three months ended September 30, 2006 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Three Months Ended
	September 30,		Increase
(In thousands)	2006	2005	(Decrease)
Interest expense:
Revolving lines of credit	$647	$496	$151
Mortgage bonds and bank term loans	1,215	906	309
Convertible subordinated debentures	221	289	(68)
Other indebtedness	202	387	(185)
Total interest incurred	2,285	2,078	207
Less capitalized interest	(204)	(427)	223
Total interest expense	$2,081	$1,651	$430

The increase in total interest incurred is primarily due to an increase in borrowings levels on our mortgage bonds and bank term loans and an increase in interest rates related to our revolving line of credit, which was partially offset by lower borrowing levels on the revolving line of credit.  Average borrowings on the line of credit decreased to $37.9 million for the three months ended September 30, 2006 from $40.0 million for the same period during the prior year.  The weighted average interest rate on those borrowings increased to 6.8% for the three months ended September 30, 2006 from 5.0% for the same period during the prior year.  Interest related to our mortgage bonds and bank term loans increased as a result of a net increase in average borrowings between the periods; average borrowings increased to $94.6 million for the three months ended September 30, 2006 from $92.6 million for the same period during the prior year.

Our average balances of interest bearing debt outstanding were approximately $130.4 million and $127.1 million for the three months ended September 30, 2006 and 2005, respectively.  Our effective weighted average interest rate increased to 6.4% for the three months ended September 30, 2006 from 5.2% for the same period during the prior year.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.6% for the three months ended September 30, 2006 and is comparable to 35.0% for the same period during the prior year.

Nine Months Ended September 30, 2006 Compared to 2005

Revenues.  Revenues increased $15.1 million, or 10.0%, to $166.3 million for the nine months ended September 30, 2006 from $151.2 million for the same period during the prior year.  By segment, revenues increased as follows:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$64,602	$59,054	$5,548	38.8%	39.1%
Services Group	101,701	92,127	9,574	61.2	60.9
Total	$166,303	$151,181	$15,122	100.0%	100.0%

Utility Group.  Revenues increased $5.5 million, or 9.4%, to $64.6 million for the nine months ended September 30, 2006, from $59.1 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $2.3 million increase at our New Mexico and Texas utilities primarily resulting from an increase in the number of connections, a fourth quarter 2005 rate increase at our Texas utilities and, to a lesser extent, increased consumption;

•                  a $1.9 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; and

•                  a $1.3 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1st of this year.

Services Group.  Revenues increased $9.6 million, or 10.4%, to $101.7 million for the nine months ended September 30, 2006 from $92.1 million for the same period during the prior year.  The increase in revenues was primarily due to the following:

•                  a $4.7 million increase in contract operations, maintenance, public works and construction due to new contracts;

•                  a $4.2 million increase related to growth in the customer base under existing contracts as a result of increased housing starts; and

•                  a $1.4 million increase resulting from the acquisition of an Alabama-based contract operations company in March 2005; offset by

•                  a $0.7 million decrease in revenues at our testing laboratory operation.

Expenses.  Expenses increased $13.5 million, or 9.8%, to $150.6 million for the nine months ended September 30, 2006 from $137.1 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues *
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group operating expenses	$35,442	$33,492	$1,950	54.9%	56.7%
Services Group operating expenses	88,822	80,611	8,211	87.3	87.5
Selling, general and administrative expenses	25,376	22,974	2,402	15.3	15.2
Impairment of goodwill	929	—	929	0.6	—
Total	$150,569	$137,077	$13,492	90.5	90.7

*                 Utility Group and Services Group operating expenses are computed as a percent of their respective revenues.  Selling general and administrative expenses, impairment of goodwill and total expenses are computed as a percent of total revenues.

Utility Group Operating Expenses.  Operating expenses increased $1.9 million, or 5.8%, to $35.4 million for the nine months ended September 30, 2006, from $33.5 million for the same period during the prior year.  The increase in operating expenses was primarily due to the following:

•                  a $1.6 million increase in expenses at our New Mexico and Texas utilities resulting from an increase in the number of connections we serve which caused higher costs related to water productions, chemicals, lab fees and sludge hauling;

•                  a $1.7 million increase in operating expenses at our California utility resulting from higher water production costs; and

•                  a $1.0 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; offset by

•                  a $2.0 million decrease resulting from our California utility recording a balancing account receivable pursuant to a CPUC decision which eliminated a required earnings test; and

•                  a $0.4 million reduction in expenses at our California utility resulting from a gain on the sale of land that was no longer used or useful to its operations.

Operating expenses were 54.9% and 56.7% of related revenues for the nine months ended September 30, 2006 and 2005, respectively.  Operating expenses as a percent of related revenues for 2006 were 58.6% excluding the effect of the gain on the sale of land and the favorable CPUC decision.  The adjusted increase is primarily due to higher operating costs in our California and Texas utilities.

Services Group Operating Expenses.  Operating expenses increased $8.2 million, or 10.2%, to $88.8 million for the nine months ended September 30, 2006 from $80.6 million for the same period during the prior year.  The increase in operating expenses was due to the following:

•                  a $7.5 million increase related to the cost of serving new contracts and the growth in existing contracts, including the impact of rising fuel and fleet related expenses; and

•                  a $1.1 million increase from our acquisition of an Alabama-based contract operations company in March 2005; offset by

•                  a $0.4 million decrease in our testing laboratory’s 2006 operating expenses as a result of increased focus on bottom line performance.

Operating expenses as a percentage of the related revenues of 87.3% for the nine months ended September 30, 2006 is comparable to 87.5% for the same period during the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.4 million, or 10.5%, to $25.4 million for the nine months ended September 30, 2006 compared to $23.0 million for the same period during the prior year.  The increase in selling, general and administrative expenses was primarily due to the following:

•                  a $1.1 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth;

•                  a $0.8 million increase related to one-time charges for relocation assistance extended to our new CEO;

•                  a $0.5 million increase attributable to acquisitions which occurred in 2005; and

•                  a $0.2 million increase in legal fees, most of which is attributable to routine legal and administrative proceedings incident to the normal conduct of business; offset by

•                  a $0.2 million decrease in Sarbanes-Oxley compliance-related costs.

Selling, general and administrative expenses, as a percent of total revenues, were 15.3% and 15.2% for the nine months ended September 30, 2006 and 2005, respectively.  Selling, general and administrative expenses as a percent of revenue excluding the one-time CEO relocation assistance costs were 14.5% for the nine months ended September 30, 2006.

Impairment of Goodwill.  During the nine months ended September 30, 2006, charges totaling $0.9 million have been recorded to reflect the impairment of goodwill in accordance with the impairment testing provision of

SFAS No. 142.  As required by SFAS 142, we test goodwill annually for impairment at the reporting unit level, as of October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable.  We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances.  The realizability of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

During the second quarter of 2006, we reviewed the business strategy for our water and wastewater testing laboratory reporting unit.  This review resulted in our decision to realign the operations by reducing the size and scope of its business activities and focusing on its core operations and customers.  This realignment is intended to create a strong foundation for providing high-quality laboratory testing and reporting services to municipal utility districts and targeted commercial customers, enhancing future growth and performance.  The carrying value of the entity was tested for impairment using the revised cash flow projections and it was determined that carrying values were not fully recoverable.  As a result, $0.5 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the second quarter of 2006.

Additionally, in the second quarter we determined that the renewal of a primary contract for another reporting unit was not likely to occur, significantly reducing future estimated cash flows of the reporting unit.  As a result, $0.1 million of goodwill associated with this reporting unit was deemed to be impaired and was charged to expense during that period.

During the third quarter of 2006, a significant contract at the testing laboratory was not renewed.  The carrying value of the entity was tested again for impairment using the revised cash flow projections and it was determined that carrying values were not recoverable.  As a result, the remaining $0.3 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the third quarter of 2006.

Other Income (Expense).  Other expense increased $1.1 million, or 21.7%, to $6.0 million for the nine months ended September 30, 2006 from $4.9 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,
(In thousands)	2006	2005	Change
Interest expense	$(6,333)	$(5,251)	$(1,082)
Interest income	363	332	31
Other	—	13	(13)
Total	$(5,970)	$(4,906)	$(1,064)

Interest Expense.  Interest expense increased $1.1 million, or 20.6%, for the nine months ended September 30, 2006 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Nine Months Ended
	September 30,		Increase
(In thousands)	2006	2005	(Decrease)
Interest expense:
Revolving lines of credit	$1,776	$1,372	$404
Mortgage bonds and bank term loans	3,648	2,985	663
Convertible subordinated debentures	727	880	(153)
Other indebtedness	609	523	86
Total interest incurred	6,760	5,760	1,000
Less capitalized interest	(427)	(509)	82
Total interest expense	$6,333	$5,251	$1,082

The increase in total interest incurred is primarily due to an increase in borrowings levels on our mortgage bonds and bank term loans and an increase in interest rates related to our revolving line of credit.  Average borrowings on the line of credit decreased to $36.6 million for the nine months ended September 30, 2006 from

$38.8 million for the same period during the prior year.  The weighted average interest rate on those borrowings increased to 6.5% for the nine months ended September 30, 2006 from 4.7% for the same period during the prior year.  Interest related to our mortgage bonds and bank term loans increased as a result of a net increase in average borrowings between the periods; average borrowings increased to $93.1 million for the nine months ended September 30, 2006 from $89.6 million for the same period during the prior year.

Our average balances of interest bearing debt outstanding were approximately $130.0 million and $125.7 million for the nine months ended September 30, 2006 and 2005, respectively.  Our effective weighted average interest rate increased to 6.5% for the nine months ended September 30, 2006 from 5.6% for the same period during the prior year.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.6% for the nine months ended September 30, 2006 and is comparable to 35.8% for the same period during the prior year (based on combined pre-tax income and related income taxes for both continuing and discontinued operations).

Cumulative Effect of Change in Accounting Principle.  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”).  The adoption of SFAS 123(R) required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  As required by SFAS 123(R) we recorded a $0.07 million (net of tax) benefit on January 1, 2006 to reflect the reduction in compensation expense that would have resulted had we been estimating the effect of forfeitures in prior periods.

Loss from Discontinued Operations.  Loss from discontinued operations, which pertains to our submetering business we sold during the second quarter of 2005, was $4.9 million for the nine months ended September 30, 2005.  The loss is comprised of a $1.3 million operating loss and a $3.6 million loss on the sale of the business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN No. 48.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement model for tax positions taken or expected to be taken in tax returns.  FIN 48 requires a company to recognize in its financial statements the impact of a tax position if it is “more-likely-than-not” (more than 50%) the position will be sustained upon examination, based on the technical merits of the position.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  We do not expect the adoption of FIN 48 will have a material effect on our consolidated financial statements.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements.  This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  Adoption of SFAS 157 is required for our fiscal year beginning January 1, 2008 and is applied prospectively; we not meet the criteria for earlier adoption.  While we still are evaluating the impact this statement will have on our consolidated financial statements, we do not currently believe the impact will be material.

SFAS No. 158.  In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  The new statement amends SFAS No. 87, 88, 106, 132(R) and other related accounting literature, but retains most of their measurement and disclosure requirements and will not change the amount of net periodic benefit cost recognized in the income statement.  SFAS 158 will require employers to recognize as an asset or liability on their balance sheets the over-funded or under-funded status of a defined benefit postretirement plan.  SFAS 158 will also require employers to measure defined benefit plan assets and obligations as of the dates of the employers’ fiscal year-end balance sheet.  The provisions of

SFAS 158 require the Company to: i) initially recognize the funded status of the defined benefit postretirement plan as of the end of its fiscal year on December 31, 2006; and ii) measure defined benefit plan assets and obligations as of the dates of its year-end balance sheets starting December 31, 2008.  We do not expect the adoption of SFAS 158 will have a material effect on our consolidated financial statements.

SAB No. 108.  In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements.  SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  This SAB does not change the SEC staff’s previous guidance in SAB No. 99 (Topic 1M), Materiality, on evaluating the materiality of misstatements.  When applying the new guidance for the first time, if companies identify material errors that were in existence at the beginning of their current fiscal year, they may correct those errors through a one-time cumulative-effect adjustment to beginning-of-year retained earnings.  Our fiscal year ending December 31, 2006 will be the initial year of applying the new guidance.  We are still evaluating the effect this new guidance will have on our consolidated financial statements.

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

•                  obtain external financing for major acquisitions; and

•                  maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Nine Months Ended
	September 30,		Increase
(In thousands)	2006	2005	(Decrease)
Net cash provided by (used in):
Continuing operations:
Operating activities	$17,861	$19,339	$(1,478)
Investing activities	(32,094)	(26,862)	(5,232)
Financing activities	14,695	14,279	416
Total continuing operations	462	6,756	(6,294)
Discontinued operations:
Operating activities	—	(788)	788
Investing activities	—	(73)	73
Financing activities	—	(532)	532
Total discontinued operations	—	(1,393)	1,393
Increase in cash and cash equivalents	$462	$5,363	$(4,901)

Cash Flows From Operating Activities.  Net cash provided by operating activities decreased by $1.5 million during the nine months ended September 30, 2006 compared to the same period during the prior year.  In 2006, $2.0 million of balancing account under-collections (receivables) were recorded as a result of a favorable California Public Utilities Commission decision regarding recovery of under-collections.  Operating cash flows in future periods will reflect the collection of the balance account.  Excluding the effect of recording the balancing account in 2006, cash flows from operations are comparable with the prior year period.

Cash Flows From Investing Activities.  Cash used in investing activities totaled $32.1 million for the nine months ended September 30, 2006 compared to $26.9 million for the same period during 2005 as follows:

	Nine Months Ended
	September 30,		Increase
(In thousands)	2006	2005	(Decrease)
Cash flows used in (provided by) investing activities:
Additions to property, plant and equipment	$29,699	$26,055	$3,644
Acquisition of businesses, net of cash acquired	1,809	10,659	(8,850)
Purchase of minority interest	1,013	—	1,013
Proceeds from sale of discontinued operations	—	(9,852)	9,852
Proceeds from sales of land	(427)	—	(427)
Net cash used for investing activities	$32,094	$26,862	$5,232

The following table summarizes additions to property, plant and equipment additions for 2006 and 2005.

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
Company-financed additions	$24,100	$23,069
Capital improvement reimbursements	2,630	144
Cash contributions received in aid of construction	2,969	2,842
Total cash additions to property, plant and equipment	29,699	26,055
Non-cash contributions in aid of construction	5,823	2,248
Total additions to property, plant and equipment	$35,522	$28,303

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

Cash Flows From Financing Activities.  During first nine months of 2006, we financed our growth through a broad range of capital initiatives:

•                  received $7.1 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan;

•                  borrowed $6.0 million under our revolving line of credit; and

•                  received $5.6 million of capital improvement reimbursements and contributions in aid of construction.

Aggregate borrowings under our revolving line of credit increased by a net $6.0 million during the nine months ended September 30, 2006 and were primarily used to fund our investing activities.  Additional borrowing availability under our revolving credit facility was $59.9 million as of September 30, 2006.

During the nine months ended September 30, 2006, we have paid dividends totaling $3.6 million and our quarterly dividend rate is currently $0.0524 per common share.

Cash Flows From Discontinued Operations.  Net cash used in discontinued operations was $1.4 million and reflects the cash flows of the discontinued operation prior to June 30, 2005, the date it was sold.

Fourth Quarter 2006 Debt Refinancing.  On October 20, 2006, our California utility sold $10.0 million of Series E first mortgage bonds and used $8.0 million of the proceeds to repay its maturing Series C first mortgage bonds and the remainder of the proceeds for working capital purposes, including the funding of capital expenditure programs.  The Series E bonds bear interest at a fixed 6.295% annual rate, payable semiannually, and are due in 2026.  The $8.0 million of Series C first mortgage bonds were classified as current obligations as of December 31, 2005.  As a result of the successful refinancing of these obligations on a long-term basis, the obligations have been classified as long-term (due in 2026) as of September 30, 2006.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2006, as well as an estimate of the periods during which these payments are expected to be made.

		Years Ended December 31,
		Remainder	2007	2009	2011
		of	and	and	and
(In thousands)	Total	2006	2008	2010	Beyond
Long-term debt (1):
Bank line of credit (2)	$36,000	$—	$—	$36,000	$—
Mortgage bonds (3)	43,000	—	—	—	43,000
Bank term loans (4)	32,823	205	1,645	1,646	29,327
Convertible subordinated debentures (5)	13,081	—	—	—	13,081
Economic development revenue bonds (6)	2,130	100	220	245	1,565
Notes payable (7)	912	86	826	—	—
Total long-term debt	127,946	391	2,691	37,891	86,973
Repayment of advances for construction (8)	9,076	550	1,196	720	6,610
Lease assignment obligations (9)	2,531	73	2,458	—	—
Operating lease obligations	31,532	1,681	10,569	5,729	13,553
Total obligations as of September 30, 2006	$171,085	$2,695	$16,914	$44,340	$107,136

(1)                      Excludes interest payment obligations, which are described in the following notes.  The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report and our 2005 Annual Report on Form 10-K.

(2)                      The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain.  Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary based on our consolidated debt to equity ratio.  The weighted-average interest rate on our bank line of credit borrowings was 6.24% as of September 30, 2006.

(3)                      Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.53% and is payable semiannually.

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

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2006, we had working capital of approximately $12.2 million and $59.9 million of additional borrowings available under our line of credit facility which expires on April 1, 2010.  In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $80.8 million of first mortgage bonds as of September 30, 2006.  However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders.  The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations.  Dividends have averaged $3.0 to $4.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $44.2 million as of September 30, 2006.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants.  To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance as of September 30, 2006.  We may offer any of these securities for sale at any time and from time to time.

As of September 30, 2006, we have contractual obligations totaling $171.1 million (excluding interest), $2.7 million of which is due during the remainder of 2006.  We were in compliance with all loan agreement covenants during the nine months ended September 30, 2006.

We believe that our expected operating cash flows, together with borrowings under our revolving credit facility ($59.9 million of which was available as of September 30, 2006 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service obligations for the next twelve months.  However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

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

We now operate the completed plant under a twenty-year operating agreement.  The CVWD service contract contains certain guarantees related to our performance, including certain liquidated damages, in the event of failure on our part to perform other than by reason of uncontrollable circumstances as defined in the service contract.  Also, we have made other guarantees to CVWD, including guarantees with respect to the quality and quantity of the finished water and the production efficiency of the facility.

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

We had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under our credit facility, including the CVWD letter of credit described above, as of September 30, 2006.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2006, we had $128.9 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  We have $36.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR.  Our variable-rate debt had a weighted average interest rate of 6.24% as of September 30, 2006.  A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.4 million per year.

Our fixed-rate debt, which had a carrying value of $92.9 million as of September 30, 2006, had a fair value of $89.2 million as of that date.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates.  Our fixed-rate debt had a weighted average interest rate of 6.7% as of September 30, 2006.  A hypothetical ten percent decrease in interest rates, from 6.7% to 6.0%, would increase the fair value of our fixed-rate debt by approximately $5.6 million.

We do not use derivative financial instruments to manage or reduce these risks although we may elect do so in the future.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.                    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Information required by this Item 1 is contained in Note 6 to the consolidated financial statements, Part I, Item 1 of this report, under the captions “Legal Proceedings,” “EPA Investigations” and “Eminent Domain Proceedings.”  The text under those captions is incorporated by reference into this Item 1.

ITEMS 1A, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.                    EXHIBITS

Exhibit Number		Exhibit Description
3.2

Amendment No. 3 to Amended and Restated Bylaws of Southwest Water Company effective May 16, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Commission on May 19, 2006)

4.1.6	*	Fifth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, dated October 20, 2006
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

10.17.1.1	*	First Amendment to Amended and Restated Master Loan Agreement (MLA No. RX 0936) dated November 6, 2006 between Monarch Utilities I L.P. and CoBank, ACB
15	*	Letter regarding unaudited interim financial information from Independent Registered Public Accounting Firm
21.1	*	Subsidiaries of the Registrant
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)
Date: November 9, 2006	By:	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer