Form 10-K
period 2006-12-31
SOUTHWEST WATER CO
filed 2007-03-16
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $273.6 million based on the closing sale price of such common equity as of June 30, 2006 as reported on the NASDAQ National Market System. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

On March 9, 2007, there were 23,901,104 common shares outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 2007 are incorporated by reference into Part II and Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should, “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” below, that could cause actual results to differ materially from our historical experience and our present expectations or projections. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A. Risk Factors” of this report. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Southwest Water Company and its subsidiaries provide a broad range of services including water production, treatment and distribution; wastewater collection and treatment; utility operations and maintenance services; and utility infrastructure construction. We own regulated public utilities and also serve cities, utility districts and private companies under contract, serving a combined total of more than two million people. Our subsidiaries are segmented into two operating groups: our Utility Group and our Services Group.

Within our Utility Group, we own and manage the operations of rate-regulated public water and/or wastewater utilities in Alabama, California, Mississippi, New Mexico, Oklahoma and Texas, through which we serve water or provide wastewater services to residential, commercial and public authority customers. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that we can charge for water and wastewater service are established and approved by state or local government agencies.

Our Services Group provides water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, and state-certified water and wastewater laboratory analysis on a contract basis. The facilities operated by the Services Group are owned by cities, public agencies, municipal utility districts and private entities primarily in Alabama, California, Colorado, Georgia, Mississippi, New Mexico, South Dakota and Texas. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect our Services Group operations, the pricing of the services provided by our Services Group is not subject to government regulation.

Southwest Water Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

OUR BUSINESS STRATEGY

Our primary objective is to provide an essential product or service in such a way as to generate value for our clients, customers, employees and stockholders. We apply two principal strategies in our efforts to continue growing our business and improving our financial performance.

We work to enhance organic revenue growth.   We grow our revenue organically in two principal ways. First, our operations are largely located in high population-growth states where the number of water and wastewater connections we serve increase as a factor of real estate development. We strategically look to operate in small to medium size cities that are experiencing population growth. Second, we also look to increase the number of contract services clients we serve as well as increasing the number of services performed under each contract. Our offerings include:

•        Water and wastewater system management;

•        construction management of water and wastewater systems;

•        water and wastewater certified laboratory services;

•        pipeline inspections;

•        refurbishment of manholes and sewer lines;

•        water meter replacement;

•        non-regulated wholesale water sales;

•        wastewater treatment services; and

•        municipal public works services and/or management.

We pursue selected acquisitions.   We pursue selected acquisitions that fit our long-term growth goals in both the Utility and Services Groups. To pursue this strategy, we seek acquisitions that:

•        increase our operating results;

•        expand our business within our geographic footprint;

•        provide access to high population growth markets;

•        promote operating efficiencies through sharing of overhead costs and employee competencies in the region; and

•        facilitate the Services Group’s ability to supply needed services to Utility Group operations in the region.

In recent years, we have completed several Utility Group acquisitions as a direct result of our long-term relations built by our Services Group. For example, in February 2007, we acquired our first water and wastewater utility in northern Mississippi where our Services Group has operated for several years, providing us access to a new, high population growth market. In 2006, we acquired two utilities in the Austin, Texas area that had been operated by our Services Group for several years, thereby broadening our utility ownership and leveraging our existing resources in that region. In 2005, our Services Group acquired a contract operations company in Alabama which led to our Utility Group’s acquisition of one of its clients, a wastewater collection and treatment system. These acquisitions expanded our presence in the Southeastern United States and introduced us to the Birmingham, Alabama area.

For additional information about our acquisition activities, see “—Acquisitions and Dispositions.”

BUSINESS SEGMENTS

Revenues and gross profit, which we define as revenues less the related direct operating expenses, for the three years ended December 31, 2006 were as follows:

Revenues and Gross Profit by Business Segment

	Years Ended December 31,
	2006		2005		2004
(In thousands, except percentage data)	Amount	Percent	Amount	Percent	Amount	Percent
Revenues:
Utility Group	$86,321	39%	$78,884	39%	$69,420	39%
Services Group	137,861	61%	124,297	61%	110,175	61%
Total revenues	$224,182	100%	$203,181	100%	$179,595	100%
Gross Profit:
Utility Group	$38,770	67%	$34,525	71%	$28,841	76%
Services Group	18,715	33%	14,396	29%	9,292	24%
Total gross profit	$57,485	100%	$48,921	100%	$38,133	100%

You can find complete information about our business segments in Note 15 accompanying our consolidated financial statements included in this report.

UTILITY GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

California

Our regulated water utility in California, Suburban Water Systems, produces and supplies water for residential, business, industrial and public authority use under the jurisdiction of the California Public Utilities Commission (“CPUC”). We do not provide wastewater collection or treatment services in California. Our California utility service area contains a population of more than 300,000 people in an area of approximately 42 square miles within Los Angeles and Orange counties. Our California utility, or its predecessor entities, have supplied water since approximately 1907. From the mid-1950s to the late 1960s, our operations expanded rapidly as most of our service area was converted from agricultural use to residential, business and industrial use. In recent years, the growth of our California utility has been limited to extensions into new subdivisions along the periphery of its service area. There is little undeveloped land available for new business, industrial construction or residential growth in our service area. As a result, we do not anticipate a significant increase in the number of connections in our current service area.

The following table indicates, by classification, the number of water connections that our California utility served as of the end of each of the past three years.

California Utility—Number of Water Connections by Classification

	As of December 31,
	2006	2005	2004
Residential	70,921	70,955	70,908
Commercial and industrial	3,018	2,994	2,980
Public authority and other	1,247	1,221	1,189
Total water connections	75,186	75,170	75,077

During 2006, 73% of our California utility’s annual revenues were derived from sales to residential connections, 17% from sales to commercial and industrial connections and 10% from sales to public authority and other connections. Our California utility owns 17 wells and 32 reservoirs. We believe that we are able to purchase or produce adequate water to serve our current customer base and manage reasonable growth from new customers.

Our California utility obtains water by both pumping water from our own wells and by purchasing water from the Metropolitan Water District of Southern California (“MWD”), a governmental agency, or other sources. The wells owned and operated by our California utility pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin (the “Main Basin”) and the Central Basin. Our rights to pump water from the Main and Central Basins are fully adjudicated under California law, and these adjudications establish our right to produce water at levels and at a cost prescribed each year by the respective Watermaster Boards (the “Watermasters”) that manage the Main and Central Basins. Our California utility is also allowed to produce water from the Main and Central Basins in excess of the amount prescribed by the Watermasters, but when such excess production occurs, an additional payment is required to provide for the replenishment of the water supply. As the water levels in the Main and Central Basins increase or decrease, the Watermasters may adjust the prescribed production levels beyond which we are required to make payments for replenishment of the water supply.

In mid-year 2001, we removed from service some of our wells in the Main Basin from service due to environmental matters more fully described in “—Environmental Matters” below. This resulted in our California utility purchasing greater amounts of water from the MWD and other sources. We purchased 46% of our supply from external sources in 2001 but those purchases increased to 72% in 2002 as a result of the lost groundwater production caused by the Main Basin contamination. Our purchases from external sources have decreased in subsequent years to 48% in 2006 as we have gradually replaced the lost groundwater production. Under an agreement made in early 2002, we have been reimbursed for the incremental costs of purchasing water needed to replace the lost groundwater production. We expect such reimbursement to continue until completion of remediation. See “—Environmental Matters” below for additional information.

Even though our utility service areas in California are not likely to experience significant connection growth, our California utility operations require significant capital expenditures for the renovation and replacement of our infrastructure. Cash for capital expenditures is generated internally by California utility operations, periodic debt financings and bank lines of credit extended to Southwest Water. Our California utility also receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility development. For the years ended December 31, 2006, 2005 and 2004, capital expenditures in California were $10.7 million, $9.5 million and $9.3 million, respectively. Our California utility received capital contributions and advances from developers of $3.7 million, $1.0 million and $5.6 million in 2006, 2005 and 2004, respectively, to assist in providing funding for these capital expenditures.

The CPUC regulates the rates and operations of our California utility. Under current CPUC practices, California customer water rates may be changed through general rate cases or by offsets for certain rate base and expense items. Since September 30, 2002, the California Public Utilities Code has required that CPUC-regulated water utilities file general rate cases every three years. General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC’s authorization of new rates. Our California utility made a general rate case filing in June 2005 and was granted an average 6.4% increase in rates effective July 1, 2006. The next general rate case application is scheduled to be filed in June 2008 and is expected to be effective in mid 2009.

In addition to a general rate increase, the CPUC typically provides for step increases in the second and third years following the general rate increase. The step increases are intended to compensate for projected expense increases. Prior to June 2004, allowable step increases were predetermined by the CPUC in general rate case decisions. Under the CPUC’s interim rate case plan adopted in June 2004, step increases, now referred to as escalation year increases, are no longer predetermined, but rather are partly subject to inflationary indices in those later years. As with step increases, escalation year increases are also subject to verification that pro forma earnings levels have not exceeded the amounts authorized in the general rate proceeding. In connection with the general rate case that went into effect July 1, 2006, the CPUC estimated additional escalation year increases at 2.9% and 2.6% effective July 1, 2007 and 2008, respectively, subject to CPUC verification.

In December 2005 the CPUC adopted a Water Action Plan which identified policy objectives for guiding the CPUC in regulating investor-owned water utilities. It also highlighted actions that the CPUC anticipates taking to implement those objectives. A key objective of the plan is to strengthen water conservation programs to a level comparable to those of energy utilities. In pursuing that goal, in January 2007 the CPUC opened an Order Instituting Investigation (OII) concerning conservation objectives for water utilities. That OII consolidated pending conservation rate design applications by four utilities, including one that our California utility had been required to file as a condition of the final decision in its recent general rate case filing. The CPUC has proposed a tentative schedule for this consolidated proceeding which culminates with a CPUC decision being issued not earlier than June 2007.

Texas

Our regulated public water utilities in Texas serve water and provide sewage collection and treatment services for residential, commercial and irrigation use under the jurisdiction of the Texas Commission on Environmental Quality (“TCEQ”). We also own a small public water utility in Oklahoma, which is regulated by the Oklahoma Corporation Commission (“OCC”), that we operate as part of our Texas utilities. Our service areas in Texas are broadly dispersed geographically throughout the state covering about 4,000 square miles, encompassing the Dallas-Fort Worth, Houston, Austin and San Antonio areas. Our service areas are highly fragmented and are comprised of 92 separate water systems serving a population of about 101,000 people in an area of approximately 43 square miles, most of which is largely undeveloped. These service areas are experiencing ongoing real estate development, and we expect the number of connections in our service areas to continue growing in future years.

The following table indicates, by classification, the number of water and wastewater connections served by our Texas utilities as of the end of each of the most recent three years:

Texas Utilities—Number of Water and Wastewater Connections by Classification

	Years Ended December 31,
	2006		2005		2004
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	33,126	11,622	32,460	11,388	31,006	10,878
Business and commercial	393	167	375	160	339	144
Total connections	33,519	11,789	32,835	11,548	31,345	11,022

We established our presence in Texas in 2000 when we acquired our first water utility near Austin, Texas. We significantly expanded our presence in Texas in 2004 when we acquired 86 water and 14 wastewater collection and treatment systems which we operate as Monarch Utilities. We continue to make strategic acquisitions of utilities within our geographic footprint, thereby expanding our presence in the region and gaining economies of scale. For example, since our 2004 acquisition of Monarch, we have acquired three smaller utilities serving a combined total of approximately 600 connections in proximity to our existing service areas.

Our Texas utilities own or have rights to 225 wells and 354 reservoirs in addition to distribution, collection and treatment facilities. We expect customer growth to continue in our Texas service areas and, as a result, we may have to increase the water supply capacity of our Texas utilities through a combination of outside water purchases and the construction of additional wells. We have long-term agreements to purchase water from the cities of Austin and Pflugerville, Texas, the Lower Colorado River Authority and other water producers in the Dallas-Fort Worth and Houston areas.

Our Texas utilities are capital intensive because they are older systems and therefore require infrastructure upgrades to remediate regulatory compliance issues inherited from the previous owners. They also require additional capital for expansion to support population growth. Cash for capital expenditures is generated from our Texas utilities’ operations, periodic debt financing, bank lines of credit extended to Southwest Water, and contributions and advances received from developers. For the years ended December 31, 2006, 2005 and 2004, our capital expenditures in Texas were $25.9 million, $19.8 million, and $12.4 million, respectively. Our Texas utilities received contributions from developers of $4.5 million, $1.7 million and $1.8 million during 2006, 2005 and 2004, respectively.

The TCEQ regulates the rates and operations of our Texas utilities. Monarch Utilities received authorization for a rate increase in October 2004 and benefited from a step increase in October 2005. Monarch Utilities anticipates filing for another rate increase in the fourth quarter of 2007. Windermere Utility, another one of our Texas utilities, filed for a rate increase in 2006 and preliminary rates went into effect at the end of 2006. We believe final TCEQ approval of this rate filing will occur during the first quarter of 2007. We also expect to file for a rate increase during 2007 for one of our recently acquired utilities serving the Austin area. The remainder of our Texas utilities are not currently seeking increased rates; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in future requests for rate increases.

New Mexico

Our regulated public water utility in New Mexico serves water and supplies wastewater collection services for residential, commercial and irrigation use. The wastewater we collect through our system of collection lines and lift stations is processed at a municipal treatment facility. Our New Mexico utility is under jurisdiction of the New Mexico Public Regulation Commission (“NMPRC”). Our New Mexico utility service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, and contains a population of approximately 52,000 people in an area of approximately 34 square miles. Approximately 36% of the area has been developed.

The following table indicates, by classification, the number of water and wastewater connections served by our New Mexico utility as of the end of each of the most recent three years:

New Mexico Utility—Number of Water and Wastewater Connections by Classification

	Years Ended December 31,
	2006		2005		2004
	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	16,030	15,875	14,889	14,729	13,586	13,416
Business and commercial	866	325	782	306	725	292
Other	—	11	—	11	—	11
Total connections	16,896	16,211	15,671	15,046	14,311	13,719

Our New Mexico utility has grown from approximately 800 water connections at the time of its acquisition in 1969 to over 16,800 connections today. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial development. During 2006, we added 1,225 new water connections and 1,165 new wastewater connections in our service area. Because of the continuing real estate development in our service area, we expect continued connection growth in 2007. During 2006, 66% our revenues in New Mexico were from sales to residential connections and 34% of our revenues were from sales to commercial and industrial connections.

Our New Mexico utility owns eight wells and five reservoirs, and we believe that we have adequate water capacity to serve our current customer base as well as reasonable growth from new customers. The wells that we own and operate in New Mexico produce water from the Rio Grande Underground Basin. We have purchased, and plan to continue evaluating opportunities to purchase, additional water rights in New Mexico.

As we expect customer growth to continue in our New Mexico service area, we may have to increase our water supply capacity through additional well construction. Our New Mexico utility has established an emergency supply of water available through an interconnection with another water purveyor, for use in the case of a temporary interruption in our New Mexico water supply.

Because our New Mexico utility service area has continued to experience customer growth, our operations are capital intensive. Cash for capital expenditures is generated by New Mexico utility operations, periodic debt financing, bank lines of credit extended to Southwest Water, and contributions and advances received from developers. For the years ended December 31, 2006, 2005 and 2004, our capital expenditures in New Mexico were $13.7 million, $11.9 million, and $9.2 million, respectively. Our New Mexico utility received capital contributions from developers of $7.3 million, $5.6 million and $6.3 million in 2006, 2005 and 2004, respectively.

The NMPRC regulates the rates and operations of our utility subsidiary in New Mexico. Requests for rate increases, typically based on historical costs, must be submitted to the NMPRC. We have not requested a general water or wastewater rate increase during the past several years and at this time we do not expect to do so in the near future.

On January 19, 2007, the Albuquerque Bernalillo County Water Authority and the City of Rio Rancho, New Mexico filed a lawsuit in New Mexico District Court to condemn our New Mexico utility in accordance with the provisions of the New Mexico Eminent Domain Code. Under prevailing law, condemning agencies must pay fair market value for property they take through eminent domain. While we intend to vigorously contest the eminent domain proceedings, we are exposed to the risk of losing our New Mexico utility if the condemnation proceedings succeed. See “Item 3. Legal Proceedings” for additional information.

Alabama

In 2005 we acquired a wastewater collection and treatment system in a high growth area located south of Birmingham, Alabama. Our Alabama utility served approximately 4,000 residential and 200 business and commercial connections in 2006. We expect the number of connections in our service area to grow in future years.

Mississippi

On February 23, 2007, we acquired a small water and wastewater utility in northern Mississippi, just south of Memphis, Tennessee. Our Mississippi utility is under jurisdiction of the Mississippi Public Service Commission (“MPSC”). The utility, which has 275 water connections and 355 wastewater collection connections, will be our first regulated utility in Mississippi. Our Services Group has operated in the area for several years and will operate this utility for our Utility Group. This acquisition augments our existing operations in Mississippi and corresponds with our strategy of expanding into geographic markets with high population growth rates.

Seasonality

Our Utility Group water revenues are seasonal because rainfall and weather conditions affect water sales. The second and third quarters of each year typically account for the highest volume of water consumption when weather tends to be hot and dry. Utility Group wastewater revenues are generally not seasonal.

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

In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and certain water entities, including our California water utility. As a result of this agreement, we recorded income in 2002 of $1.7 million for reimbursement of certain water and energy costs incurred because of the contamination. Since our groundwater contamination-related costs incurred prior to the agreement were not included in our water rate calculations, the reimbursement offset costs that our utility had previously incurred, resulting in no affect on ratepayers.

As a result of this settlement agreement, we have received payments during the last several years, and we expect to continue to receive payments until completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million settlement discussed above. The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were $3.1 million, $3.4 million, $3.3 million, $4.0 million and $4.4 million during 2006, 2005, 2004, 2003 and 2002, respectively.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were $1.6 million, $0.5 million, $0.7 million, $2.5 million and $3.2 million for 2006, 2005, 2004, 2003 and 2002, respectively, and were recorded as contributions in aid of construction.

Water Quality Regulation

Potable Water

The water supplies available to all of our utilities are subject to regulation by the United States Environmental Protection Agency (“EPA”) under the 1996 Federal Safe Drinking Water Act (“US Act”). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels (“MCLs”) and filtration of surface water supplies. Our water supplies are also subject to regulation by the following:

•        in California, the Office of Drinking Water of the California Department of Health Services (“DOHS”) under the California Safe Drinking Water Act (“Cal Act”);

•        in Mississippi, the Mississippi Department of Health Services—Water Supply Division.

•        in New Mexico, the State of New Mexico Environment Department—Drinking Water Bureau (“NMDWB”);

•        in Oklahoma, the Department of Environmental Quality (“DEQ”), and

•        in Texas, the Texas Commission on Environmental Quality (“TCEQ”).

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

In February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. We were required to comply with the more stringent standard by January of 2006. Currently, our water sources in California, Oklahoma and Texas are in compliance with the new standard. The DOHS is holding discussions that could result in a more stringent arsenic standard. We cannot predict the impact that such changes in the arsenic standard would have on our California and Texas water utility operations. If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on our consolidated financial position or results of operations.

To meet this new standard in New Mexico, we have constructed two arsenic removal treatment plants and are constructing a third plant which we expect will become operational during 2007. Capital expenditures totaling $3.4 million have been required to date at our New Mexico facilities in order to comply with the new arsenic standard and we expect that the cost of water will increase as a result of the treatment requirements. If the cost of complying with this new standard has an adverse impact on our New Mexico operations, we will consider making a request to the NMPRC for recovery of these costs. While the NMPRC has previously allowed the recovery of similar costs through higher rates, we cannot assure you that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

Costs associated with testing of our water supplies have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. We believe that costs associated with the additional monitoring and testing of our water supplies will be recoverable from ratepayers through future rate increases. However, we cannot assure you that water sources currently available to our utilities will meet future EPA, or state regulatory requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures in the future. We believe that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, we cannot assure you that recovery of such costs will be allowed.

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

In California, in addition to water sampling and testing performed by our utility personnel, independent engineers retained by the Watermasters conduct sampling and testing for certain pollutants such as VOCs. The results of the sampling and testing are made available to the DOHS and all water purveyors that produce water from the Main Basin. The cost of such sampling and testing is covered by assessments to the producers in this basin.

Several water systems at our Texas utilities are in violation of MCLs and other state regulatory requirements which has resulted in some cases in citations and fines from the TCEQ. We have entered into agreements with the TCEQ under which we have committed to make certain improvements to achieve compliance. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. The customers in affected areas have been advised of the violations and the corrective actions taken, as required by the TCEQ. We have constructed new treatment facilities, changed water sources and/or taken other steps during the past year to address these compliance issues. We are actively working with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance. We do not expect the ultimate resolution of these compliance issues will have a material adverse impact on our consolidated financial position or results of operations.

Drinking water systems have been identified as critical infrastructures and potential terrorist targets. In compliance with the Public Health Security and Bioterrorism Response Act of 2002, PL 107-88, our Utility Group assessed the vulnerability of our water systems to terrorist attack. This vulnerability assessment was used to determine the risks posed to the water supply system operations, treatment, and distribution systems; identify the water systems’ vulnerabilities; provide a prioritized plan for security upgrades, modifications of operational procedures, and/or policy changes to mitigate identified risks to critical assets; and provide a basis for comparing the cost of protection against the risks posed. While it is impossible to protect or eliminate the vulnerability of all of our drinking water systems, our utilities considered and are implementing improvements in security that we believe can make it more difficult for attacks to succeed and can lessen the impact of attacks that may occur.

We believe that water supplied by our California utility meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation and CPUC standards. We also believe that water supplied by our Mississippi, New Mexico and Texas utilities complies with all current requirements of the US Act and the respective state regulatory agencies, except as noted above. However, we cannot assure you that water sources currently available to our water utilities will meet existing and future federal or state regulatory requirements or that such future requirements will not necessitate future capital expenditures by our water utilities. It is not possible at this time to reasonably project the potential impact on future capital requirements, if any, resulting from these regulatory requirements, but the effect is not expected to have a material impact on our results of operations or financial condition because amounts expended are expected to be recoverable through rates. We also cannot assure you that our systems will not be fined or receive citations for past failures although the amounts, if any, are not expected to have a material impact on our consolidated financial condition or results of operations.

Wastewater

The water discharged from our wastewater facilities are subject to regulations imposed by the EPA under the Clean Water Act of 1972, as amended. In Texas, the discharged water is also subject to regulation under the TCEQ Texas Clean Water Act, as amended. These regulations establish MCLs for discharging contaminates into natural water bodies. We hold several discharge permits as required by the TCEQ and are complying with all monitoring and reporting requirements related to the quality of the discharged water.

When we acquired our Texas-based Monarch Utilities in 2004, its wastewater facilities were not in compliance with TCEQ regulations and, as a result, some discharge violations have occurred that resulted in citations and fines. We have been cooperatively working with the TCEQ and have entered into agreements with them under which we have committed to make certain improvements to achieve compliance. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. We are addressing these violations by constructing new treatment facilities, changing existing treatment and/or modifying operations. We are continuing to work with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance. We do not expect the ultimate resolution of these compliance issues will have a material adverse impact on our consolidated financial position or results of operations.

Costs associated with monitoring and complying with the Clean Water Act have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. We believe that costs associated with the additional monitoring and testing of the discharge water will be recoverable from ratepayers through future rate increases. However, we cannot assure you that existing discharges will meet existing or future EPA, or TCEQ regulatory requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures in the future. We believe that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, we cannot assure you that recovery of such costs will be allowed.

Competition

Our regulated utilities in California, Mississippi, New Mexico, Oklahoma and Texas each operate under a Certificate of Public Convenience and Necessity granted by the respective regulators in their state. Our water utilities and Alabama wastewater utility are also regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of our water utility businesses. Our Utility Group water businesses are dependent upon maintaining these certificates and upon various governmental and court decisions affecting our water rights and service areas.

Alabama, California, New Mexico, Oklahoma and Texas state laws provide that no public or private agency can install facilities within the service area of a public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under the state laws of California and New Mexico, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system.

On January 19, 2007, the Albuquerque Bernalillo County Water Authority and the City of Rio Rancho, New Mexico filed a petition in New Mexico District Court seeking to acquire, by condemnation, our New Mexico utility through the alleged power of eminent domain. While we intend to vigorously contest the condemnation proceedings, we are exposed to the risk of being required to sell our New Mexico utility if the condemnation proceedings succeed. See “Item 3. Legal Proceedings” for additional information.

SERVICES GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

Our Services Group has over 660 contracts as of December 31, 2006, with the majority of these contracts falling into one of three categories:

•        Municipal Utility District contracts;

•        Operations and maintenance contracts; and

•        Construction management contracts.

Municipal Utility District (“MUD”) Contracts

A Municipal Utility District (“MUD”) is created either administratively or legislatively to operate under the rules of the TCEQ to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. Our Services Group has contracts with MUDs in the suburbs of Houston, Austin, Dallas and El Paso, Texas. Under a typical MUD contract, we bill a monthly base fee to the MUD to provide a specified level of services. We typically provide water and/or wastewater facility operations and maintenance services, equipment maintenance and repair, billing and collection services. We also provide state-certified water and wastewater laboratory analysis for an additional fee. We usually bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Generally, MUD contracts are cancelable with 30 to 60 day prior notice by either party. Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for many years. For example, many of our MUD contracts have been in existence for over ten years.

Operations and Maintenance (“O&M”) Contracts

Operations and maintenance (“O&M”) contracts are agreements with cities, private entities and investor-owned utilities (including some of our own Utility Group affiliates) that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, municipal pubic works services and/or management, or management of entire water or wastewater systems. Under a typical O&M contract, our Services Group subsidiaries charge a fee that covers a specified level of services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. Our O&M contracts limit our liability in the event of a major system failure or catastrophic event. If we provide services beyond the scope of a contract, we bill for the additional services. For example, if a major system failure or catastrophic event occurred as the result of flooding, hurricanes, earthquakes, electrical strikes or vandalism, the facility owner usually asks us to provide additional services on a time-and-materials basis.

Most O&M contracts provide for annual increases based upon inflation and we typically have the right to increase our fixed operations fee if the system experiences customer connection growth beyond a specified level. We may pay certain costs, such as chemical or power expenses. However, the contracts usually provide for reimbursement of these costs.

In most cases, O&M contracts are cancelable by either party only upon the occurrence of specified events defined as a breach of contract. O&M contracts have terms ranging from month-to-month to up to 20 years, with the typical duration being three to five years. We have a strong focus on customer service and client satisfaction and our experience has been that over 95% of our O&M contracts are renewed upon expiration.

Construction and Construction Management Projects

Our Services Group enters into construction and construction management services contracts for water and wastewater facility development, improvement and expansion projects. Under the terms of certain of these contracts, we may bear all or a significant portion of the risk of cost overruns, or incur additional costs or penalties for failing to meet project completion deadlines or minimum performance standards.

We also bid on full-scale design, build, and operate contracts. In September 2002, we successfully bid a project to design, build and operate a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California, for the Capistrano Valley Water District (“CVWD”). We also assisted the CVWD with obtaining financing for the project. The project included the drilling of several new wells and the installation of associated water lines. After completion of construction, we began the 20-year $20.0 million contract to operate and maintain the treatment plant.

Services Group Contracts With Our Own Utilities

Many Services Group contracts are with our own Alabama, New Mexico, Oklahoma and Texas utilities to perform operating services, normal maintenance and construction work and management of capital projects for these utilities. These contracts are established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), we recognize a profit on sales to regulated affiliates and do not eliminate the intercompany profit because we believe the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services. Historically, state regulators have approved the services provided and rates charged by the Services Group to our Utility Group and permitted those charges as a component of utility rates. However, we cannot assure you that state regulators will approve those services and rates in the future.

Growth and Contractual Service Backlog

During the past three years, our Services Group has increased revenues and service areas by adding new contracts and construction projects, pursuing renewal and expansion of existing contracts and by making acquisitions.

Revenues included in backlog are generally realized over a multi-year period. O&M contracts typically have durations of three to five years, and the uncompleted remaining portion of these contracts is reflected in backlog. MUD contracts, which are generally cancelable with 30 to 60 days prior notice, are assumed to have a 36-month remaining term, consistent with our experience, and are included in the backlog computation using an assumed 36-month term. As of December 31, 2006, our Services Group contractual base service fee backlog was $202.1 million of which we expect approximately $143.1 million will be earned during 2008 and beyond. Historically, we have included an estimate of the incremental revenue for additional billable costs we typically receive pursuant to our contracts in our backlog. We elected to discontinue this forecasting practice in 2006 and therefore the backlog we have reported in the past is not comparable with our 2006 backlog disclosure.

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

Revenues from our billing and collection services business are generally not subject to seasonal fluctuations.

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

Cities themselves are also competitors in O&M operations, since we must overcome reluctance on the part of some city officials to outsource their water and wastewater services. Although industry renewal rates tend to be high, the contract water and wastewater management business is very competitive, and we cannot assure you that our Services Group will be able to increase or sustain its market share.

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

ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the five years ended December 31, 2006, we have acquired the stock or assets of several businesses that fit our long-term growth goals for our Utility and Services Groups. Those acquisitions are summarized below.

Utility Group Acquisitions

Texas Utility Acquisitions.   During 2006, we acquired two small water utilities serving 244 connections and the rights to serve water and provide wastewater utility service in developing areas located near Austin, Texas. The aggregate purchase price for these acquisitions was $1.4 million in cash; liabilities assumed in connection with the acquisitions were negligible. These utilities will be combined with our other utilities in the region allowing us to achieve operating efficiencies by sharing overhead costs and employee competency in this region.

Windermere Minority Interest.   We have owned 80% of Windermere Utility Company since October 2000. Windermere is our largest water and wastewater utility located in the Austin, Texas area. Pursuant to a shareholder agreement we entered into with the minority stockholder at the time of acquisition, we acquired the remaining 20% of Windermere in December 2005 by issuing 450,644 shares of our common stock which had an aggregate market value of $6.0 million as stipulated in the rights agreement.

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

Southwest Water Alabama.   In September 2005, we acquired the assets of a wastewater collection and treatment system located in Shelby County, Alabama, which we operate as Southwest Water Alabama, for $8.6 million in cash. The acquisition allowed us to expand our regulated utility footprint into Alabama. Novus Utilities, the contract operations company in Birmingham Alabama we acquired in March 2005, has operated this facility since 1992 and was instrumental in the acquisition process. This synergy creates operating efficiencies by sharing overhead costs and employee competency in this region.

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

Services Group Acquisitions

OpTech Minority Interest.   We have owned 90% of Operations Technology, Inc. since August 2001. OpTech is a provider of contract water, wastewater and public works services in the southeastern United States. Pursuant to a shareholder agreement we entered into with the minority stockholder at the time of acquisition, we acquired the remaining 10% of OpTech in for $1.0 million in cash on March 21, 2006.

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

ACE Technologies.   In September 2004, our Southwest Environmental Laboratories subsidiary acquired the assets of Houston, Texas-based ACE Technologies, Inc., a water and wastewater testing laboratory for $1.2 million in the form of a promissory note payable to the former owner. The promissory note was paid during 2005. This acquisition allowed us to expand our capacity and expertise in the water and wastewater quality testing field.

Aqua Services.   In November 2002, we acquired the assets of a multi-state contract operations company which we operate under the name Aqua Services LP for $10.3 million in cash and $4.5 million of assumed liabilities. Aqua Services is based in Houston, Texas.

Disposition of Master Tek

In June 2005, we sold Master Tek International, Inc, our subsidiary that provided utility submetering and billing and collection services to multi-family residential properties. We elected to sell Master Tek because of changes in the submetering market which would have required significant capital investments in future years. We believe growth opportunities involving our core competencies of operating and managing water and wastewater facilities exceed those of the submetering business.

We sold Master Tek for $12.2 million in cash. We received $11.1 million in cash at closing and $1.1 million was placed into an escrow account which was released upon final determination of customary representations and warranties. We used the proceeds from the sale to acquire the assets of a wastewater collection and treatment system located in Shelby County, Alabama, and to repay borrowings under our bank line of credit.

Master Tek contributed $8.4 million of revenue during 2004 and $3.7 million during the first six months of 2005 prior to the sale. As a result of the sale, Master Tek is reflected as a discontinued operation in our consolidated financial statements included in this report. The sale of this business, which was part of our Services Group, did not adversely affect the operations of our remaining businesses in the Services Group or our Utility Group.

OTHER INFORMATION

Credit Concentration

We have no individual customers who accounted for 10% or more of our consolidated revenues during each of the years in the three-year period ended December 31, 2006, or whose loss would have a material adverse effect on our consolidated or operating segment revenues.

Intellectual Property

The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities. Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

Employees

At December 31, 2006, we employed approximately 1,500 people. Approximately 1,350 people were employed in our Services Group, 125 were employed in our Utility Group and 25 people in our corporate office. None of our employees are represented under a collective bargaining agreement. We believe relations with our employees are positive.

COMPANY INFORMATION

We make available free of charge through our internet website our press releases, annual reports on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our internet website also contains our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers. Our address is: Southwest Water Company; 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017-3782. Our telephone number is (213) 929-1800 and our Internet website address is www.swwc.com.

ITEM 1A.                           RISK FACTORS

We operate in two business segments: our Utility Group and our Services Group. There are separate risk factors associated with each.

UTILITY GROUP OPERATIONS

Weather Conditions

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

•        Drought, or conversely, unusually wet conditions, may also adversely impact our revenues and profitability. During a drought, we may experience both lower revenues due to consumer conservation efforts and higher water costs due to supply shortages. Since a relatively high percentage of our water is used for residential landscape irrigation, unusually wet conditions could result in decreased customer demand, lower revenues and lower profit. Consequently, the results of operations for one quarter should not be used to predict the results of future quarters.

Regulatory Environment

Changes in the regulatory environment, including restrictions on the rates we are allowed to charge customers, may adversely affect our results of operations.

•        Our utility subsidiaries are subject to regulation by governmental agencies which establish the rates that we may charge our customers. These rates are intended, in concept, to permit our utilities to recover operating costs and earn a rate of return on our investment in utility plant and equipment. Each state regulatory agency sets the rules and policies that allow our utilities to file applications to increase rates as expenses or investment needs increase. These rules and policies may require that we estimate future expenses or may require that we incur specific expenses before there can be a change in rates. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses, or other factors. For example, in many instances we rely on electric pumps to pump and move water to our customers. Electric power costs in California have been volatile. While we intend to use energy-efficient techniques and appropriate equipment, we may seek an increase in rates. If we were unable to obtain a rate increase that completely offsets the affect of higher power costs, we would realize a decrease in our profitability.

•        The regulatory agencies may change their rules and policies which may adversely impact our profitability. In some states, regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency. Changes in the rules and policies, including policies allowing our Services Group to provide operations and maintenance, construction and construction management services to our regulated utilities at fair market value, may adversely impact our operating results.

Water Contamination

Contamination of our water sources by third parties may adversely affect our operations.

•        Our water sources are susceptible to contamination. We may not be able to recover costs incurred or revenues lost due to such contamination. Additionally, contamination exposes us to environmental liabilities, claims and litigation costs.

Natural Disasters or Terrorist Activities

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

Environmental Risks

We are subject to environmental risks and may not be able to provide an adequate supply of water to our customers.

•        Improved detection technology, increasingly stringent regulatory requirements and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality.

•        Even though we continuously treat and test our water supplies to ensure that the water we distribute complies with water quality standards, we cannot assure you that we will be able in the future to reduce contaminants in our wells to acceptable levels at a commercially reasonable cost or at all.

•        Standards that we must meet are constantly changing and becoming more stringent. For example, in February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. To meet this new standard, we took actions that included constructing three arsenic removal treatment plants costing $3.4 million and we expect that the resulting treatment requirements will increase our cost of the water we provide. While we may request rate increases to recover these additional costs and the cost of complying with standards that may be enacted in the future, we cannot assure you that we will be successful in obtaining those rate increases.

Water Sources

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

Competition

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

Revenue Growth

Our revenue growth depends upon our ability to obtain new operating contracts as well as to renew existing contracts with cities, municipal utility districts and other agencies.

•        Because we are selling our services in a political environment, we are subject to changing trends and municipal preferences. Recent terrorist acts have affected some political viewpoints relative to outsourcing water or wastewater utility services. In the United States, municipalities own and municipal employees operate the majority of water and wastewater systems. A significant portion of our Services Group’s marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. The existing political environment means that decisions are based on many factors, not just economic factors.

Weather Conditions

Events such as heavy rain, hurricanes, tornadoes and floods may affect our results of operations.

•        Our Services Group contract operations can be impacted by heavy rainfall which may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

•        Severe weather conditions, such as hurricanes, tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our firm, fixed-price O&M contracts, and therefore may adversely impact our results of operations.

Construction Contract Performance Risk

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

•        See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Contractual Commitments and Indemnities” for additional information.

Environmental and Water Quality Risks

Our Services Group is subject to environmental and water quality risks.

•        We operate facilities on behalf of our clients under contract. These facilities must be operated in accordance with various federal and state water quality standards. We also handle certain hazardous materials at these facilities, such as chlorine gas and hydrogen sulfide. Any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

Escalating Costs

Our operating costs, construction costs and costs of providing services may rise faster than our revenues.

•        Many of our contracts with municipalities include contractual price increases tied to national consumer price indices. However, our costs are subject to market conditions and other factors, which may increase significantly higher than a generalized price index. The largest component of our operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general liability insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase at rates higher than the applicable general price index and therefore may result in a material adverse effect on our future results of operations.

Contract Cancellations

Our operations and maintenance contracts may be canceled, reducing our revenues and service backlog. Also, we may not secure new construction and construction management projects on a consistent basis, leading to fluctuations in revenues and backlog.

•        Our Service Group revenue backlog consists of new and existing contracts. We include new contracts in the backlog when we have a signed contract. Revenues included in our backlog may be realized over a multi-year period. The contracts signed by our Services Group typically have durations of three to five years and some are cancelable with 30 to 60 days prior notice. The uncompleted portion of base revenue for these existing contracts is reflected in the backlog. Although our Services Group tends to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract. The inability to renew existing contracts could have a material adverse impact on our

Services Group. In addition, a municipality could cancel a long-term contract without notice. This would result in loss of revenues and operating profits and may result in litigation if a breach of contract occurs.

Regulatory Environment

Changes in the regulatory environment may adversely affect our results of operations.

•        Our utility subsidiaries are subject to regulation by governmental agencies. In some states, regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency. Changes in rules and policies, including policies allowing our Services Group to provide operations and maintenance, construction and construction management services to our regulated utilities at fair market value, may adversely impact our operating results.

OTHER RISK FACTORS

Capital Resources

Our capital resources may restrict our ability to operate and expand our business.

•        We anticipate that our available line of credit borrowing capacity, cash balances, cash flow generated from operations, and execution of additional financing alternatives will enable us to continue operating and expanding our business. We may be unable to renew our credit facilities when they expire. We may be unable to execute additional financing alternatives at terms that we find acceptable. If we were unable to renew our existing lines of credit, or if we were unable to execute additional financing alternatives, our capital spending would be reduced or delayed and any future acquisitions would also be delayed or eliminated. While we have the ability to take these actions, they could negatively impact our revenues, revenue growth and profitability.

•        See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Certain Contractual Commitments and Indemnities” for additional information.

Debt Covenants

We are subject to debt covenants.

•        We are obligated to comply with specified debt covenants under some of our loan and debt agreements. Failure to maintain compliance with these covenants could limit future borrowing, and we could face penalties, increased borrowing costs, litigation, acceleration of maturity schedules and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

Geographic Diversity

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

Internal Control Weaknesses

Internal control weaknesses could have an adverse effect on us.

•        Insufficient internal controls could result in lack of compliance with contractual agreements, misstatements in our financial statements in amounts that could be material and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

•        Controls that function effectively today may become inadequate due to changes in conditions.

Information Technology

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

Uninsured Risks

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

FACILITIES

Administrative Offices and Warehouse Space

We lease administrative office and warehouse space at 23 locations in Alabama, California, Texas, New Mexico, Colorado, Georgia and Mississippi. These office and warehouse facilities total approximately 181,000 square feet. In addition, we own administrative and warehouse space at three locations in Alabama and Texas. The facilities we own total approximately 48,600 square feet of office space. We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth. The majority of our operations do not require uniquely specialized facilities, and we believe that additional or alternative space is available, if required, at reasonable prices. We may relocate some of our facilities as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

Property, Plant and Equipment

The majority of our property, plant and equipment is held in the Utility Group. Property, plant and equipment, net of accumulated depreciation, as of December 31, 2006, was as follows:

Property, Plant and Equipment, Net

December 31,
(In thousands)	2006
Utility Group:
California	$105,181
Texas	170,106
New Mexico	93,868
Alabama	8,494
Oklahoma	611
Total Utility Group	378,260
Services Group	10,796
Corporate	569
Total property, plant and equipment, net	$389,625

Water Production and Distribution Systems

Our Utility Group subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utilities have rights-of-way and easements in their service areas necessary to provide water services. Water production and distribution facilities held by our utilities as of December 31, 2006 were as follows:

Water Production and Distribution Systems

	California	Texas(1)	New Mexico
Transmission and distribution mains (in miles)	852	976	228
Storage reservoirs	32	354	5
Storage reservoir capacity (in million of gallons)	74	12	12
Active wells	17	217	6
Approximate pumping capacity (in gallons per minute)	41,900	22,900	14,400

(1)            Includes the small utility we own in Oklahoma which we operate as part of our Texas utilities.

Wastewater Facilities

We also own and operate wastewater collection and sewage treatment systems. These utilities also have rights-of-way and easements in their service areas necessary to provide their services. Wastewater collection and sewage treatment facilities held by our utilities as of December 31, 2006 were as follows:

Wastewater Collection and Sewage Treatment Systems

		New
	Texas(1)	Mexico(2)	Alabama
Interceptor and collection lines (in miles)	204	175	102
Lift stations	45	4	58

(1)            Consists of 16 separate collection and treatment systems.

(2)            Wastewater is treated at a city-owned facility.

CAPITAL EXPENDITURES, REPAIRS AND MAINTENANCE

We believe that our properties are maintained in good condition and in accordance with current standards of good industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization. We intend to continue our capital expenditure programs of constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the regulating authorities. Our employees perform normal maintenance and construction work on these facilities while major construction projects are normally performed by general contractors. Ongoing repairs and maintenance expenses for our Utility Group, expressed in dollars spent as well as the related percentage of Utility Group revenue, for the three years ended December 31, 2006 were as follows:

Utility Group—Repairs and Maintenance Expenses

(In thousands, except percentage data)	Amount	Percent
Repairs and maintenance expense:
2006	$5,864	6.8%
2005	$5,116	6.5%
2004	$4,793	6.9%

MORTGAGES AND LIENS

Virtually all of our California utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended (the “California Indenture”), securing our California utility’s First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to its parent company, Southwest Water. Our California utility pays regular quarterly dividends to Southwest Water. As of December 31, 2006, our California utility was in compliance with the dividend limitations mandated by the California Indenture.

Virtually all of our New Mexico utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the “New Mexico Indenture”), securing our New Mexico utility’s First Mortgage Bonds. The New Mexico Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New Mexico utility may pay to Southwest Water. Our utility in New Mexico pays regular quarterly dividends to Southwest Water. As of December 31, 2006, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture.

In addition, substantially all of the assets of our Texas-based Monarch Utilities are pledged as security for its bank term loans and a wastewater treatment facility owned and operated by ECO Resources is pledged as security for economic development bonds issued by the city of Keystone, South Dakota, to finance the construction of that facility.

For additional information, see our consolidated financial statements and the accompanying notes to the financial statements included in this report.

ITEM 3.              LEGAL PROCEEDINGS

On January 19, 2007, the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico, and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against New Mexico Utilities, Inc., a New Mexico corporation, and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico, No. CV 200700609 (the “Action”). New Mexico Utilities, Inc. (“NMUI”) is one of our wholly-owned regulated utilities. The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. We believe we have defenses to the Action which we intend to vigorously assert. If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, we believe that the fair market value of the NMUI utility exceeds its recorded net book value as of December 31, 2006.

On May 5, 2005, one of our operating subsidiaries received a subpoena to provide records to a grand jury. The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to the date of the subpoena. The subsidiary has operated this facility since September 2004. The facility was also served with search warrants executed by the EPA. We are cooperating fully with the investigation and have provided the records requested. There have been no further developments since May 5, 2005.

On May 18, 2005, the EPA executed a search warrant at our Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. We are cooperating fully with the investigation and have provided the records requested. There have been no further developments since July 20, 2006.

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against us was dismissed; however, the plaintiffs have appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No. B178283). A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits. Based upon information available at this time, we do not expect that this action will have a material adverse effect on our financial position, results of operations or cash flows.

Southwest Water and our subsidiaries are also subject to other litigation arising during the ordinary course of business. We believe the ultimate resolution of all matters that have been brought to our attention will not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The following table shows the range of market prices of Southwest Water’s common stock. Our common stock is traded on the NASDAQ Stock Market under the symbol SWWC. There were 3,221 stockholders of record as of March 9, 2007.

The prices shown reflect the intra-day high and low bid prices for our common stock without retail markup, markdown or commissions and may not necessarily represent actual transactions. The price ranges shown in the table, as well as cash dividends declared in each quarter, have been adjusted to reflect 5% stock dividends on January 3, 2005 and January 2, 2006.

	Stock Price Range		Cash
	High	Low	Dividend
Year Ended December 31, 2005:
First Quarter	$13.23	$9.75	$ 0.0476
Second Quarter	11.75	9.01	0.0476
Third Quarter	13.92	11.30	0.0476
Fourth Quarter	15.20	12.38	0.0524
Year Ended December 31, 2006:
First Quarter	19.07	13.98	0.0524
Second Quarter	16.49	10.75	0.0524
Third Quarter	13.96	11.24	0.0524
Fourth Quarter	14.44	11.84	0.0576
Year Ending December 31, 2007:
First Quarter through March 9, 2007(1)	12.71	12.33	0.0576

(1)            Cash dividend declared on February 27, 2007 and will be paid on April 20, 2007 to stockholders of record as of March 30, 2007.

DIVIDEND POLICY

Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors. Our current quarterly dividend rate is $0.0576 per share of common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to holders of the Company’s common stock during the five most recent fiscal years versus the cumulative total return during the same period achieved by the 11 publicly held water utilities listed in the A.G. Edwards Water Utility Index and that achieved by the Standard & Poor’s 500 Stock Index on December 31st of each year. The comparison assumes an initial investment of $100 made on December 31, 2001 in each of the Company’s common stock, the A.G. Edwards Water Utility Index and the

Standard & Poor’s 500 Stock Index. The cumulative total returns assume the reinvestment of all dividends. The historical stock performance reflected in the graph is not necessarily indicative of future stock performance.

	Current Value of a December 31, 2001 Investment in:			Price of:
			A.G. Edwards
		S&P 500	Water Utility
	SWWC	Composite	Index	SWWC	S&P 500
December 31, 2001	$100.00	$100.00	$100.00	$9.15	$1,148
December 31, 2002	100.03	77.90	95.82	9.01	880
December 31, 2003	122.53	100.24	123.20	10.86	1,112
December 31, 2004	146.82	111.15	143.27	12.81	1,212
December 31, 2005	166.85	116.60	193.82	14.31	1,248
December 31, 2006	162.81	135.02	196.09	13.76	1,418

Notes:

(1)    Assumes that dividends are reinvested.

(2)    Includes the impact of stock splits and stock dividends.

(3)    A.G. Edwards Water Utility Index includes ARTNA, AWR, BIW, CTWS, CWT, MSEX, PNNW, SWWC, SJW, WTR and YORW, weighted for market capitalization.

ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2006, a preferred stockholder decided to liquidate his investment in our Series A preferred stock. The stockholder offered to sell the shares back to the Company and we elected to repurchase the shares although we were under no obligation to do so.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006—October 31, 2006	N/A	N/A	N/A	N/A
November 1, 2006—November 30, 2006	N/A	N/A	N/A	N/A
December 1, 2006—December 31, 2006	60	$ 33.80	N/A	N/A
Total	60	$ 33.80	N/A	N/A

(1)            All of the shares purchased during the period were canceled.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information relating to securities authorized for issuance under equity compensation plans will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,(1)
(In thousands, except ratio data)	2006		2005		2004		2003		2002
Summary of Income Statement Data:
Revenues	$224,182		$203,181		$179,595		$166,683		$124,442
Operating income(2)	22,183		18,134		11,244		14,176		10,361
Other income (expense)(2)(3)	58		(2)		164		658		2,556
Income from continuing operations	9,328		7,301		4,673		7,202		6,028
Loss from discontinued operations	—		(4,902)		(139)		—		—
Net income	9,399		2,399		4,534		7,193		6,002
Net income applicable to common stockholders	9,375		2,375		4,510		7,166		5,975
Ratio of earnings to fixed changes(4)	2.17	x	2.15	x	1.88	x	2.58	x	2.60	x

See accompanying notes to selected financial data.

	Years Ended December 31,(1)
	2006	2005	2004	2003	2002
Per Common Share Data(5):
Earnings per common share:
Continuing operations:
Basic(2)(3)	$0.41	$0.35	$0.25	$0.47	$0.42
Diluted(2)(3)	0.40	0.34	0.24	0.44	0.40
Discontinued operations:
Basic	—	(0.24)	(0.01)	—	—
Diluted	—	(0.23)	(0.01)	—	—
Applicable to common stockholders:
Basic(2)(3)	0.41	0.11	0.24	0.47	0.42
Diluted(2)(3)	0.40	0.11	0.23	0.44	0.40
Cash dividends per common share	0.21	0.20	0.18	0.16	0.15

	As of December 31,(1)
(In thousands)	2006	2005	2004	2003	2002
Balance Sheet and Other Data:
Additions to property, plant and equipment	$44,540	$36,970	$25,653	$21,791	$25,633
Total assets	491,693	444,725	404,809	296,222	268,744
Total debt(6)	130,047	127,095	118,560	75,799	81,343
Stockholders’ equity	166,527	145,253	126,198	79,667	61,837

(1)            Reflects historical selected consolidated financial statement data derived from the audited consolidated financial statements and related notes, reclassified to present Master Tek, which was sold during 2005, as a discontinued operation. Also reflects the results of operations and financial position of companies acquired for all periods subsequent to their respective acquisition dates. See “Item 1. Business—Significant Acquisitions and Dispositions” for additional information.

(2)            Operating income for the five years ended December 31, 2006 includes reimbursement of incremental costs pursuant to a 2002 settlement agreement. In 2001, we were required to remove some of our wells from service due to chemical contamination. This has resulted in our California utility purchasing a significant portion of its water supply from other sources since 2001. In May 2002, a settlement agreement was reached among some of the parties allegedly responsible for the contamination and certain water entities, including our California water utility. Pursuant to the agreement, we received reimbursement of $1.7 million ($0.08 per share, net of tax) in 2002 for incremental water and energy costs incurred in 1999, 2000 and 2001 because of the contamination. Since this reimbursement was an unusual event, we recorded the $1.7 million in other income rather than as an increase to operating income in accordance with the provisions of APB No. 30, Reporting the Results of Operations.

As a result of the settlement agreement, we have received, and we expect to continue receiving, monthly reimbursement from the allegedly responsible parties for the incremental costs until completion of remediation. For 2006, 2005, 2004, 2003 and 2002 the reimbursements were $3.1 million, $3.4 million, $3.3 million, $4.0 million and $4.4 million, respectively ($0.09, $0.10, $0.10, $0.16 and $0.19 per share, respectively, net of tax). Since the reimbursements are ongoing and no longer considered an unusual event, the reimbursements are recorded as a reduction of operating expenses and therefore increase operating income for the five years ended December 31, 2006.

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

(5)            All earnings and cash dividends per common share have been retroactively adjusted to reflect stock dividends and stock splits occurring in prior periods.

(6)            Total debt is defined as total borrowings under bank lines of credit and long-term debt, including current maturities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand the results of operations and financial condition of Southwest Water Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements included in this report. The MD&A also contains forward-looking statements See “Forward-Looking Statements” on page 1 of this report for additional information.

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

Utility Group

Our Utility Group owns public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas and, beginning in February 2007, Mississippi. Except for our California utility, our utilities are operated by companies in our Services Group, which we describe below. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that our regulated utility subsidiaries charge for water and wastewater usage are established by state or local authorities.

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

Services Group

Our Services Group operates our contract service businesses in which we operate and maintain water and wastewater facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including most of our own utilities. Our Services Group operates primarily in Alabama, California, Colorado, Georgia, Mississippi, New Mexico, South Dakota and Texas. While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group’s pricing is not subject to regulation.

Services Group revenues reflect fees earned for water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline cleaning, billing and collection services, public works and state-certified water and wastewater laboratory analysis. Our Services Group also facilitates the design, construction, project management and operating aspects of various water and wastewater projects. The group’s operating expenses reflect salaries, wages and employee benefits, facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs. Most work performed by the Services Group is required to be performed by state licensed and certified technicians.

Some companies in our Services Group provide construction, operations and maintenance services to our Utility Group and recognize a profit on those services. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), we do not eliminate the Services Group’s profit because management believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. We do, however, eliminate revenues to the extent of the related costs in the consolidated financial statements in accordance with the guidance provided in SFAS 71.

Selling, General and Administrative Expenses

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

Utility Group:

•        Monarch Utilities, a Texas-based water utility, acquired in July 2004;

•        an Alabama-based wastewater collection and treatment system, which we operate as Southwest Water Alabama, in September 2005;

Services Group:

•        Ace Technologies, a Texas-based water and wastewater testing laboratory, acquired in September 2004; and

•        Novus Utilities, an Alabama-based contract operations company, acquired in March 2005.

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

New Mexico Eminent Domain Condemnation Proceedings

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to  customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. We believe we have defenses to the Action which we intend to vigorously assert. If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, we believe that the fair market value of the NMUI utility exceeds its recorded net book value as of December 31, 2006. For additional information, see “Item 3. Legal Proceedings” of this report.

BUSINESS OUTLOOK

The water and wastewater industry generates annual revenues in excess of $70 billion in the United States. Both services are primarily owned by government municipalities. Growing regulatory complexity and escalating water quality awareness has led to a dwindling supply of low-cost potable water. The market is characterized by an aging and deteriorating municipal infrastructure and there is minimal state and federal government funding available to upgrade these systems to meet the higher standards. The EPA estimates that an investment of $300 to $500 million may be needed over the next 20 years to meet the higher standards. These factors lead us to a very positive outlook for growth in our industry as more government entities look to the private sector to help them meet these challenges.

We intend to grow our market share of this industry by focusing on both increasing the number of utilities we own and on increasing the dollars generated by operating and maintaining government-owned utilities. Our long-term strategic plan is to increase our profitability through acquisitions and organic growth in both our Utility Group and our Services Group.

The Utility Group growth strategy focuses on strategically located acquisitions, organic customer growth and actively managed rate proceedings. We look to acquire strategic utilities located within our geographic footprint, thereby expanding our presence in a region and gaining economies of scale. We also look to acquire utilities in population growth areas. Historically, our utilities in population growth areas experience new development in their service areas which generates organic growth through increased customer connections. To ensure a reasonable rate of return on investments in our capital assets, we manage rate proceedings through our relationships with public utility commissions.

The Services Group growth strategy focuses on expanding our client base, making strategic acquisitions and providing peripheral services such as construction of infrastructure, billing and collection services, customer care/call centers, meter replacement and laboratory analysis of water and wastewater samples. By pursuing new operations and maintenance contracts with cities, municipalities and private owners of water and wastewater utilities within our geographic footprint, we expand our presence in a region and gain economies of scale. We look to expand the scope of our contracts with current clients by adding additional services such as billing and collections and providing capital improvement project management services. An opportunity unique to our business model is that it includes an integrated strategy in which the Services Group provides construction and operation and maintenance services to our Utility Group. This provides us with economies of scale. We also continue to pursue acquisitions of small, strategic service companies that expand our geographic presence and give us knowledge of the regions water and wastewater needs. This local knowledge positions us for growth both in the service as well as the utility side of the business as municipalities look to form public/private partnerships or to sell their utility assets. This was demonstrated in March 2005 by our acquisition of Novus Utilities, a contract operations business in Alabama which gave us local knowledge and relationships in the region. This positioning in turn led to the acquisition of a utility business, Southwest Water Alabama, in September 2005.

RESULTS OF OPERATIONS

2006 Compared to 2005

Revenues.   Revenues increased $21.0 million, or 10.3%, to $224.2 million for year ended December 31, 2006 from $203.2 million for the year ended December 31, 2005. By segment, revenues increased as follows:

				Percent of Revenues
			Increase
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$86,321	$78,884	$ 7,437	38.5%	38.8%
Services Group	137,861	124,297	13,564	61.5%	61.2%
Total	$224,182	$203,181	$ 21,001	100.0%	100.0%

Utility Group.   Revenues increased $7.4 million, or 9.4%, to $86.3 million for the year ended December 31, 2006, from $78.9 million for the prior year. The increase was primarily due to the following:

•        a $2.8 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1st of 2006;

•        a $2.7 million increase at our New Mexico and Texas utilities primarily resulting from an increase in the number of connections, a fourth quarter 2005 rate increase at one of our Texas utilities and, to a lesser extent, increased consumption; and

•        a $1.9 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005.

Services Group.   Revenues increased $13.6 million, or 10.9%, to $137.9 million for the year ended December 31, 2006 from $124.3 million for the prior year. The increase in revenues was primarily due to the following:

				Percent of Revenues
(In thousands, except percentage data)	2006	2005	Change	2006	2005
Revenues from unaffiliated customers	$126,150	$114,958	$ 11,192	75.7%	78.6%
Revenues from the Utility Group	40,424	31,324	9,100	24.3%	21.4%
Total revenues	166,574	146,282	20,292	100.0%	100.0%
Intersegment eliminations	(28,713)	(21,985)	(6,728)
Total	$137,861	$124,297	$ 13,564

Revenues from unaffiliated customers increased $11.2 million, or 9.7%, to $126.2 million for the year ended December 31, 2006 from $115.0 million for the prior year. The increase in revenues was primarily due to the following:

•        a $4.1 million increase in contract operations, maintenance, public works and construction due to new contracts;

•        a $6.5 million increase related to growth in the customer base under existing contracts as a result of increased housing starts; and

•        a $1.4 million increase resulting from the acquisition of an Alabama-based contract operations company in March 2005; offset by

•        a $0.8 million decrease in revenues at our testing laboratory operation.

Services Group revenues received from our Utility Group increased by $9.1 million, or 29.1%, to $40.4 million for the year ended December 31, 2006 from $31.3 million for the prior year. The increase in revenues results from a $7.0 million increase in construction projects performed for our New Mexico and Texas utilities, as well as an increase in operations and maintenance work of $2.1 million, primarily related to the acquisition of our Alabama wastewater facility.

Direct Operating Expenses.   Direct operating expenses increased $12.4 million, or 8.1%, to $166.7 million for the year ended December 31, 2006 from $154.3 million for the prior year as follows:

				Percent of Revenues(1)
			Increase
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$47,551	$44,359	$ 3,192	55.1%	56.2%
Services Group	119,146	109,901	9,245	86.4%	88.4%
Total	$166,697	$154,260	$ 12,437	74.4%	75.9%

(1)            Utility Group and Services Group operating expenses are computed as a percent of their respective revenues. Total direct operating expenses is computed as a percentage of total revenues.

Utility Group.   Direct operating expenses increased $3.2 million, or 7.2%, to $47.6 million for the year ended December 31, 2006, from $44.4 million for the prior year. The increase in direct operating expenses was primarily due to the following:

•        a $2.0 million increase in expenses at our New Mexico and Texas utilities resulting from an increase in the number of connections we serve which caused higher costs related to water production, chemicals, lab fees and sludge hauling;

•        a $2.8 million net increase in direct operating expenses at our California utility principally resulting from higher water production costs related to increased consumption; and

•        a $1.0 million increase related to our acquisition of a wastewater treatment facility in Alabama at the end of the third quarter of 2005; offset by

•        a $2.2 million decrease resulting from our California utility recording a balancing account receivable pursuant to a CPUC decision which eliminated a required earnings test; and

•        a $0.4 million reduction in expenses at our California utility resulting from a gain on the sale of land that was no longer used or useful to its operations.

Direct operating expenses were 55.1% and 56.2% of related revenues for the years December 31, 2006 and 2005, respectively. Direct operating expenses as a percent of related revenues for 2006 were 58.1% excluding the effect of the favorable CPUC decision and the gain on the sale of land. The adjusted increase is primarily due to higher direct operating costs at our California and Texas utilities.

Services Group.   Direct operating expenses increased $9.2 million, or 8.4%, to $119.1 million for the year ended December 31, 2006 from $109.9 million for the prior year. The increase in direct operating expenses was due to the following:

•        an $8.8 million increase related to the cost of serving new contacts and the growth in customer base under existing contracts, including the impact of rising fuel and fleet-related expenses; and

•        a $1.1 million increase from our acquisition of an Alabama-based contract operations company in March 2005; offset by

•        a $0.7 million decrease in our testing laboratory’s 2006 direct operating expenses as a result of reducing the scope of its operations to focus on bottom line performance.

Direct operating expenses as a percentage of the related revenues of 86.4% for the year ended December 31, 2006 is comparable to 88.4% for the prior year.

Gross Profit.   Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $8.6 million, or 17.5%, to $57.5 million for the year ended December 31, 2006 from $48.9 million for the prior year as follows:

				Percent of Revenues(1)
			Increase
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Utility Group	$38,770	$34,525	$4,245	44.9%	43.8%
Services Group	18,715	14,396	4,319	13.6%	11.6%
Total	$57,485	$48,921	$8,564	25.6%	24.1%

(1)            Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group.   Gross profit was 44.9% and 43.8% of related revenues for the years December 31, 2006 and 2005, respectively. Gross profit as a percent of related revenues for 2006 was 41.9% excluding the effect of the favorable CPUC decision and the gain on the sale of land. The adjusted decrease is primarily due to higher direct operating costs at our California and Texas utilities.

Services Group.   Gross profit for the years ended December 31, 2006 and 2005 was comprised of the following:

				Percent of
				Revenues(1)
			Increase
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Gross profit on sales to:
Unaffiliated customers	$7,004	$5,057	$1,947	5.6%	4.4%
Utility Group	11,711	9,339	2,372	29.0%	29.8%
Total	$18,715	$14,396	$4,319	11.2%	9.8%

(1)            Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers increased by $1.9 million, or 38.5%, to $7.0 million for the year ended December 31, 2006 from $5.1 million for the prior year. Gross profit as a percent of revenues for 2006 was 5.6%, compared to 4.4% for 2005. During 2006, we have been focusing our efforts on improving this profit margin and began the process of evaluating our performance under each of our more than 600 individual contacts. We determined that many contracts had old rate structures that had not been updated in recent years as permitted under most of our contracts. We began negotiating new rates with our customers in 2006 that provide an appropriate return for the services we provide. We will continue this effort in 2007 and expect to show continued improvement.

Services Group gross profit on revenues from our Utility Group increased by $2.4 million, or 25.4%, to $11.7 million for the year ended December 31, 2006 from $9.3 million for the prior year. The increase is related to an increase in construction projects for our Texas and New Mexico utilities as well as an increase in operations and maintenance work related to our September 2005 acquisition of our Alabama wastewater collection and treatment operations.

Other Expenses.   Other expenses increased $4.5 million, or 14.7%, to $35.3 million for the year ended December 31, 2006 from $30.8 million for the year ended December 31, 2005 as follows:

				Percent of Revenues(1)
			Increase
(In thousands, except percentage data)	2006	2005	(Decrease)	2006	2005
Selling, general and administrative expenses	$34,373	$30,787	$3,586	15.3%	15.2%
Impairment of goodwill	929	—	929	0.4%	—%
Total	$35,302	$30,787	$4,515	15.7%	15.2%

(1)            Selling general and administrative expenses and impairment of goodwill are computed as a percent of total revenues.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $3.6 million, or 11.6%, to $34.4 million for the year ended December 31, 2006 compared to $30.8 million for the prior year. The increase in selling, general and administrative expenses was primarily due to the following:

•        a $1.6 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth;

•        a $0.9 million increase related to one-time charges for relocation assistance extended to our new CEO;

•        a $0.4 million increase attributable to acquisitions which occurred in 2005; and

•        a $1.0 million increase in legal and other professional fees, relating to certain litigation and other routine legal and administrative proceedings arising during the ordinary course of business; offset by

•        a $0.3 million decrease in Sarbanes-Oxley compliance-related costs.

Selling, general and administrative expenses, as a percent of total revenues, were 15.3% and 15.2% for the years ended December 31, 2006 and 2005, respectively. Excluding the one-time CEO relocation assistance costs, selling, general and administrative expenses as a percent of revenue were 14.9% for the year ended December 31, 2006.

Impairment of Goodwill.   During 2006, charges totaling $0.9 million have been recorded to reflect the impairment of goodwill in accordance with SFAS No. 142. As required by SFAS 142, we test goodwill annually for impairment at the reporting unit level, as of October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances. The realizability of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

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

Additionally, in the second quarter of 2006 we determined that the renewal of a primary contract for another reporting unit was not likely to occur, significantly reducing future estimated cash flows of the reporting unit. As a result, $0.1 million of goodwill associated with this reporting unit was deemed to be impaired and was charged to expense during that period.

Other Income (Expense).   Other expense increased $1.1 million, or 15.7%, to $7.8 million for the year ended December 31, 2006 from $6.8 million for the same period during the prior year as follows:

(In thousands)	2006	2005	Change
Interest expense	$(8,372)	$(7,245)	$(1,127)
Interest income	481	475	6
Other	58	(2)	60
Total	$(7,833)	$(6,772)	$(1,061)

Interest Expense.   Interest expense increased $1.1 million, or 15.6%, for the year ended December 31, 2006 compared to the same period during the prior year. The major components of interest expense were as follows:

(In thousands)	2006	2005	Change
Revolving lines of credit	$2,382	$1,763	$619
Mortgage bonds and bank term loans	4,836	4,391	445
Convertible subordinated debentures	950	1,157	(207)
Other indebtedness	834	623	211
Total interest incurred	9,002	7,934	1,068
Less capitalized interest	(630)	(689)	59
Total interest expense	$8,372	$7,245	$1,127

The increase in total interest incurred is primarily due to an increase in borrowings levels on our mortgage bonds and bank term loans and an increase in interest rates related to our revolving line of credit. Average balances of interest bearing debt outstanding increased to $130.0 million in 2006 compared to $125.9 million in 2005. The added borrowings were used to fund capital expenditures and acquisitions. The weighted average interest rate on our borrowings increased to 6.4% for the year ended December 31, 2006 from 6.3% for the prior year.

Provision for Income Taxes.   Our effective consolidated income tax rate was 35.0% for the year ended December 31, 2006 and is comparable to 35.7% for the prior year (based on combined pre-tax income and related income taxes for both continuing and discontinued operations). Our effective tax rate for 2006 reflects the $0.2 million reversal of a capital loss carryforward deferred tax asset valuation allowance as further described below.

During the year ended December 31, 2005, we recognized a capital loss of $4.0 million for income tax purposes upon the sale of Master Tek, our discontinued operation. We were able to carry back the capital loss to the prior three years and partially offset it against capital gains realized during those years. The remaining $3.3 million of capital loss was carried forward to future years to offset any future capital gains. The $1.2 million tax benefit of the capital loss carryforward was fully offset by a valuation allowance as of December 31, 2005 because management did not believe it is more likely than not we will generate future capital gains prior to the expiration date of the loss carryforward. During 2006, we were able to utilize a portion of the capital loss carryforward to offset taxable gains on the sale land. As a result, a portion of the valuation allowance was reversed in 2006 equal to the tax benefit realized. The remaining capital loss carryforward is fully offset by a valuation allowance as of December 31, 2006 because management continues to believe it is more likely than not we will not generate future capital gains sufficient to fully utilize the carryforward prior to the expiration date of the loss carryforward. The capital loss carryforward expires in 2010.

Cumulative Effect of Change in Accounting Principle.   Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The adoption of SFAS 123(R) required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As required by SFAS 123(R) we recorded a $0.07 million (net of tax) benefit on January 1, 2006 to reflect the reduction in compensation expense that would have resulted had we been estimating the effect of forfeitures in prior periods.

Loss from Discontinued Operations.   Loss from discontinued operations, which pertains to our submetering business we sold during the second quarter of 2005, was $4.9 million for the year ended December 31, 2005. The loss is comprised of a $1.3 million operating loss and a $3.6 million loss on the sale of the business.

2005 Compared to 2004

Revenues.   Revenues increased $23.6 million, or 13.1%, to $203.2 million for the year ended December 31, 2005 from $179.6 million for the year ended December 31, 2004. By segment, revenues increased as follows:

				Percent of Revenues
			Increase
(In thousands, except percentage data)	2005	2004	(Decrease)	2005	2004
Utility Group	$78,884	$69,420	$9,464	38.8%	38.7%
Services Group	124,297	110,175	14,122	61.2%	61.3%
Total	$203,181	$179,595	$23,586	100.0%	100.0%

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

Services Group.   Revenues increased $14.1 million, or 12.8%, to $124.3 million from $110.2 million for the prior year. The increase in revenues was primarily due to the following:

				Percent of Revenues
(In thousands, except percentage data)	2005	2004	Change	2005	2004
Revenues from unaffiliated customers	$114,958	$105,073	$9,885	78.6%	86.0%
Revenues from the Utility Group	31,324	17,071	14,253	21.4%	14.0%
Total revenues	146,282	122,144	24,138	100.0%	100.0%
Intersegment eliminations	(21,985)	(11,969)	(10,016)
Total	$124,297	$110,175	$14,122

Revenues from unaffiliated customers increased $9.9 million, or 9.4%, to $115.0 million for the year ended December 31, 2005 from $105.1 million for the prior year. The increase in revenues was primarily due to the following:

•        a $11.5 million increase in revenues associated with contract operations and maintenance work, public works and construction due to new contracts;

•        a $5.6 million increase resulting from the acquisition of a laboratory at the end of the third quarter of 2004 and the acquisition of an Alabama-based contract operations company; offset by

•        a $7.2 million decrease in revenues related to the construction of a reverse osmosis plant which had been under construction since 2003 and was completed during 2005.

Services Group revenues received from our Utility Group increased by $14.3 million, or 83.5%, to $31.3 million for the year ended December 31, 2005 from $17.1 million for the prior year. The increase in revenues results from an $8.8 million increase in construction projects performed for our New Mexico and Texas utilities, as well as increased operations and maintenance work of $5.5 million, primarily related to the July 2005 acquisition of one of our Texas utilities.

Our Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states. Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region of the United States during the third quarter of 2005. The water and wastewater infrastructures for five clients in Mississippi were disabled by Hurricane Katrina. The contracts with these clients allow us to incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers. In addition, the clients requested our assistance with the removal of debris to enable access for emergency vehicles and residents.

We incurred $0.7 million of overtime labor costs and emergency out-of-pocket operating expenses related to these emergency recovery efforts for our clients during 2005 which are reflected as direct operating expenses. We billed our clients $0.8 million for these emergency services and assisted our clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs. We recognized revenues of $0.8 million during 2005 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition. The $0.8 million we billed for these emergency services, which is included in accounts receivable as of December 31, 2005, was substantially collected during 2006.

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

Direct Operating Expenses.   Direct operating expenses increased $12.8 million, or 9.0%, to $154.3 million for the year ended December 31, 2005 from $141.5 million for the year ended December 31, 2004 as follows:

				Percent of Revenues(1)
			Increase
(In thousands, except percentage data)	2005	2004	(Decrease)	2005	2004
Utility Group	$44,359	$40,579	$3,780	56.2%	58.5%
Services Group	109,901	100,883	9,018	88.4%	91.6%
Total	$154,260	$141,462	$12,798	75.9%	78.8%

(1)            Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues. Total direct operating expenses are computed as a percent of total revenues.

Utility Group.   Direct operating expenses increased $3.8 million, or 9.3%, to $44.4 million during the year ended December 31, 2005, from $40.6 million for the prior year. The increase in direct operating expenses was primarily due to the following:

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

Direct operating expenses were 56.2% and 58.5% of related revenues for the year ended December 31, 2005 and 2004, respectively. The decrease is caused, in part, by lower direct operating expenses at our California utility associated with lower water consumption. The lower consumption enabled us to reduce the amount of water purchased from outside sources, which is generally at prices higher than the cost of water pumped from our own wells.

Services Group.   Direct operating expenses increased $9.0 million, or 8.9%, to $109.9 million for the year ended December 31, 2005 from $100.9 million during the same period of 2004. The increase in direct operating expense was due to the following:

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

Direct operating expenses as a percentage of the related revenues decreased to 88.4% for the year ended December 31, 2005 compared to 91.6% for the same period last year. A majority of the direct operating expenses for the Services Group, such as labor and related fringe benefits and service vehicle fleet costs, are fixed in nature. The high percentage in 2004 was due to those fixed costs being absorbed by a lower revenue base. Revenues in 2004 were depressed because of higher than normal rainfall which impeded our ability to perform additional construction, operating and maintenance work.

Gross Profit.   Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $10.8 million, or 28.3%, to $48.9 million for the year ended December 31, 2005 from $38.1 million for the prior year as follows:

				Percent of Revenues(1)
			Increase
(In thousands, except percentage data)	2005	2004	(Decrease)	2005	2004
Utility Group	$34,525	$28,841	$5,684	43.8%	41.5%
Services Group	14,396	9,292	5,104	11.6%	8.4%
Total	$48,921	$38,133	$10,788	24.1%	21.2%

(1)            Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group.   The increase in gross profit is caused, in part, by lower direct operating expenses at our California utility associated with lower water consumption. The lower consumption enabled us to reduce the amount of water purchased from outside sources, which is generally at prices higher than the cost of water pumped from our own wells. In addition, Monarch Utilities, which we acquired in mid-July 2004, contributed an additional $2.7 million of the increase.

Services Group.   Gross profit for the years ended December 31, 2005 and 2004 was comprised of the following:

				Percent of Revenues(1)
			Increase
(In thousands, except percentage data)	2005	2004	(Decrease)	2005	2004
Gross profit on sales to:
Unaffiliated customers	$5,057	$4,190	$867	4.4%	4.0%
Utility Group	9,339	5,102	4,237	29.8%	29.9%
Total	$14,396	$9,292	$5,104	9.8%	7.6%

(1)            Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers increased by $0.9 million, or 20.7%, to $5.1 million for the year ended December 31, 2005 from $4.2 million for the prior year. Gross profit as a percent of revenues for 2005 was 4.4%, compared to 4.0% for 2004. The increased gross profit margin is primarily related to the acquisition of an Alabama-based contract operation company in March, 2005.

Services Group gross profit on revenues from our Utility Group increased by $4.2 million, or 83.0%, to $9.3 million for the year ended December 31, 2005 from $5.1 million for the prior year. The increase in gross profit is related to an increase in construction projects for our New Mexico and Texas utilities as well as an increase in operations and maintenance work primarily related to the acquisition of Monarch Utilities, one of our Texas utilities, in July 2004.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $3.9 million, or 14.5%, to $30.8 million for the year ended December 31, 2005 compared to $26.9 million during the same period of 2004. Selling, general and administrative expenses, as a percent of revenue, remained constant at about 15% for the years ended December 31, 2005 and 2004. The dollar increase in selling, general and administrative expenses was primarily due to the following:

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

Interest Expense.   Interest expense increased $2.3 million, or 45.2%, during 2005 compared to 2004. The major components of interest expense are as follows:

(In thousands)	2005	2004	Change
Interest expense:
Revolving lines of credit	$1,763	$855	$908
Mortgage bonds and bank term loans	4,391	2,758	1,633
Convertible subordinated debentures	1,157	1,205	(48)
Other indebtedness	623	671	(48)
Total interest incurred	7,934	5,489	2,445
Less capitalized interest	(689)	(501)	(188)
Total interest expense	$7,245	$4,988	$2,257

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

Provision for Income Taxes.   Our effective consolidated income tax rates on combined continuing and discontinued operations were 36% for the years ended December 31, 2005 and 2004, excluding the effect of a capital loss as further described below.

During the year ended December 31, 2005, we recognized a capital loss of $4.0 million for income tax purposes upon the sale of Master Tek, our discontinued operation. We were able to carry back the capital loss to the prior three years and partially offset it against capital gains of $0.7 million realized during those years. The remaining $3.3 million of capital loss will be carried forward to future years to offset any future capital gains. The capital loss carryforward expires in 2010. The $1.2 million tax benefit of the capital loss carryforward was fully offset by a valuation allowance as of December 31, 2005 because management did not believe it was more likely than not we would generate future capital gains prior to the expiration date of the loss carryforward.

NEW ACCOUNTING GUIDANCE AND PRONOUNCEMENTS ADOPTED DURING 2006

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying the effects of misstatements in the current year financial statements.

SAB 108 requires companies to quantify misstatements using both a balance sheet and income statement approach. Companies must then evaluate whether either method results in quantifying an error that is material. Prior to SAB 108, we had used the income statement method for quantifying misstatements in our financial statements. We were required to initially apply the guidance in SAB 108 for the fiscal year ended December 31, 2006. SAB 108 permits companies to initially apply its interpretive guidance by either restating prior financial statements or by recording a cumulative effect adjustment to the beginning balance of retained earnings in the year of initial adoption.

We discovered computational errors in the way we were measuring our deferred tax assets and liabilities. These errors had been occurring annually since the 1989 and 1993 adoption of two accounting pronouncements which mandated the liability method of accounting for measuring deferred income taxes (SFAS Nos. 96 and 109, Accounting for Income Taxes). The cumulative effect of these errors, which occurred for the most part ratably over a 16 year period, resulted in a $0.4 million deferred tax liability overstatement through December 31, 2005. The impact of these errors was immaterial to each of the prior years under the income statement approach. However, in applying the dual method approach under SAB 108, the cumulative effect of correcting the errors is material. As a result, we elected to record a $0.4 million adjustment to the retained earnings balance as of January 1, 2006 in accordance with the transition provisions in SAB 108.

SFAS No. 123(R)

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. Generally, SFAS 123(R) is similar in approach to SFAS 123, which we adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The adoption of SFAS 123(R) required us to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, we recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow.

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as a company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We have historically used December 31st as the measurement date for the postretirement benefit plan. The adoption of SFAS 158 reduced total liabilities and increased total stockholders’ equity by less than $0.1 million, net of taxes. The adoption of SFAS 158 did not have a material effect on our consolidated financial statements for 2006 and we believe it will not have a material effect on our results of operations for 2007 and beyond.

RECENT ACCOUNTING PRONOUNCEMENTS

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement model for tax positions taken or expected to be taken in tax returns. FIN 48 requires a company to recognize in its financial statements the impact of a tax position if it is “more-likely-than-not” (more than 50%) the position will be sustained upon examination, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We expect the adoption of FIN 48 will not have a material effect on our consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 is required for our fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. While we are still evaluating the impact this statement will have on our consolidated financial statements, we currently believe the impact will not be material.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for our fiscal year beginning January 1, 2008 and will be applied prospectively. While we are still evaluating the impact this statement will have on our consolidated financial statements, we currently believe the impact will not be material.

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

•        obtain external financing for major acquisitions; and

•        maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Years Ended December 31,
(In thousands)	2006	2005	Change
Net cash provided by (used in):
Continuing operations:
Operating activities	$28,046	$24,691	$3,355
Investing activities	(46,845)	(40,076)	(6,769)
Financing activities	20,329	18,154	2,175
Total continuing operations	1,530	2,769	(1,239)
Discontinued operations:
Operating activities	—	(788)	788
Investing activities	—	(73)	73
Financing activities	—	(532)	532
Total discontinued operations	—	(1,393)	1,393
Increase (decrease) in cash and cash equivalents	$1,530	$1,376	$154

Cash Flows From Operating Activities.   Net cash provided by operating activities increased by $3.4 million in 2006 compared to the prior year. Operational aspects of our businesses that affected working capital in 2006 versus 2005 are highlighted below:

•        increased revenues generated by our Utility and Services Groups;

•        the benefit from increased water rates at our California utility; and

•        favorable weather conditions for both our Utility and Services Group.

Cash Flows From Investing Activities.   Cash used in investing activities totaled $46.8 million in 2006 compared to $40.1 million during 2005 as follows:

	Years Ended December 31,
(In thousands)	2006	2005	Change
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	$(44,540)	$(36,970)	$(7,570)
Acquisition of businesses, net of cash acquired	(1,719)	(12,312)	10,593
Purchase of minority interest	(1,013)	—	(1,013)
Proceeds from the sale of discontinued operations	—	9,206	(9,206)
Proceeds from sales of land	427	—	427
Net cash used for investing activities	$(46,845)	$(40,076)	$(6,769)

The following table summarizes additions to property, plant and equipment additions for 2006 and 2005.

	Years Ended December 31,
(In thousands)	2006	2005
Company-financed additions	$36,683	$33,448
Capital improvement reimbursements	4,300	949
Cash contributions received in aid of construction	3,557	2,573
Total cash additions to property, plant and equipment	44,540	36,970
Non-cash contributions in aid of construction	12,605	5,738
Total additions to property, plant and equipment	$57,145	$42,708

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our Texas and New Mexico utilities. Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable. In 2007, we expect to spend approximately $29.0 million on cash additions, principally within our Utility Group, and expect to receive $7.0 million of CIAC resulting in total expected additions to property, plant and equipment of approximately $36.0 million.

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

Cash Flows From Financing Activities.   During 2006, we financed our growth through a broad range of capital initiatives:

•        sold $10.0 million of 6.30% first mortgage bonds due in 2026 and used the proceeds to repay an $8.0 million 7.61% first mortgage bond which matured during 2006; and

•        received $10.6 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan.

Aggregate borrowings under our revolving lines of credit increased by a net $6.0 million during 2006 compared to 2005 primarily due to our acquisition activities and to fund our capital expenditure programs. Our borrowing availability under our credit facility was $59.9 million as of December 31, 2006.

During 2006, we paid $5.0 of cash dividends to our common and preferred stockholders. In the fourth quarter of 2006, we increased our quarterly common stock dividend rate by 10% to $0.0576 per share.

Cash Flows From Discontinued Operations.   Net cash used in discontinued operations was $1.4 million during 2005 and reflects the net cash flows of the discontinued operations prior to June 30, 2005, the date it was sold.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of December 31, 2006, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
			2008	2010	2012
			and	and	and
(In thousands)	Total	2007	2009	2011	Beyond
Long-term debt(1):
Bank line of credit(2)	$36,000	$—	$—	$36,000	$—
Mortgage bonds(3)	45,000	—	—	—	45,000
Bank term loans(4)	32,618	822	1,645	1,646	28,505
Convertible subordinated debentures(5)	12,610	—	—	—	12,610
Economic development revenue bonds(6)	2,030	105	235	260	1,430
Notes payable(7)	904	496	408	—	—
Total long-term debt	129,162	1,423	2,288	37,906	87,545
Repayment of advances for construction(8)	9,440	1,027	1,494	928	5,991
Water purchase commitment(9)	8,087	460	920	920	5,787
Lease assignment obligations(10)	1,224	187	1,037	—	—
Operating lease obligations	29,822	6,310	7,593	4,692	11,227
Total obligations as of December 31, 2006(11)	$177,735	$9,407	$13,332	$44,446	$110,550

(1)            Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report.

(2)            The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average interest rate on our bank line of credit borrowings was 6.23% as of December 31, 2006.

(3)            Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

(4)            Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.55% and is payable semiannually.

(5)            Interest on the convertible debentures is fixed at a 6.85% annual rate and is payable quarterly. The debentures are convertible, at the option of the holder, into shares of our common stock at any time prior to their maturity.

(6)            Interest on the economic development bonds is fixed at a weighted-average annual interest rate of 5.95% and is payable semiannually.

(7)            Interest is payable either monthly or quarterly at rates ranging from 5.0% to 8.0% per year.

(8)            Advances for construction are non-interest bearing.

(9)            Reflects the minimum annual contractual commitments to purchase water through 2024. The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount. Construction of the well sites and pipe lines has been completed and the parties are in the process of obtaining final regulatory approval. We expect to commence purchasing water pursuant to this contract during the first half of 2007; the commitment reflected above for 2007 is for a full year.

  (10) Interest on the lease assignment obligations is fixed at a weighted-average interest rate of 8.39% and is payable monthly.

  (11) Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,158 shares of preferred stock outstanding as of December 31, 2006. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2006, we had $12.4 million of working capital and $6.3 million of operating lease obligations payable during 2007. As of December 31, 2006, we also had $59.9 million of additional borrowings available under our line of credit facility, which expires on April 1, 2010. In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $83.7 million of first mortgage bonds as of December 31, 2006. However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations. Dividends have averaged $4.0 to $5.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $45.6 million as of December 31, 2006. We were in compliance with all loan agreement covenants during the year ended December 31, 2006.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance as of December 31, 2006. We may offer any of these securities for sale at any time and from time to time.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($59.9 million of which was available as of December 31, 2006 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months. However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

In 2002, we were retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”). In 2003, we obtained a $3.4 million standby letter of credit as collateral to insure our performance during the design and construction of the water treatment plant. Construction was completed during 2005 and we are working with the CVWD to obtain its final acceptance of the project. Upon final acceptance of the project by the CVWD, which we expect to receive in 2007, the standby letter of credit will be terminated.

We now operate the completed plant under a twenty-year operating agreement. The CVWD service contract contains three guarantees related to our performance during the term of the operating agreement. The agreement provides for liquidated damages in the event we fail to perform for reasons other than those caused by “uncontrollable circumstances,” as such term is defined in the agreement.

During the term of the operating agreement, we may be liable for liquidated damages relating to any lost payments from a financial assistance agreement CVWD has with a state water agency, up to a maximum of $1.4 million per contract year. We have also made guarantees to CVWD with respect to the quantity of finished water produced by the facility. In the event the actual number of acre feet of finished water delivered is less than the water delivery guarantee, we are required to pay liquidated damages of approximately $600 per acre foot of shortfall, up a maximum of 15.8 acre feet per day. Finally, we have made guarantees with respect to seven measurable finished water quality standards. Liquidated damages for failure to meet these quality standards range from $100 to $400 per day per failed quality standard (up to a maximum of $2,800 per day), depending on the number of violations per contract year. The CVWD has not asserted any claims for liquidated damages pursuant to these guarantees through the date of this report.

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

As of December 31, 2006, we had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under our credit facility, including the CVWD letter of credit described above.

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

Accounting for Regulated Businesses

Our regulated businesses, which include our utilities in California, New Mexico and Texas, are accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), which specifies certain revenue, expense and balance sheet treatment as required by each state’s regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return.

Our Services Group provides construction, operations and maintenance services to our utilities in Alabama, New Mexico and Texas and recognizes a profit on those services. In accordance with SFAS 71, we do not eliminate the Services Group’s profit recognized on these services because management believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. We do, however, eliminate revenues to the extent of the related costs in the consolidated financial statements in accordance with the guidance provided in SFAS 71. Since the regulators that govern our utilities have historically approved the services provided and rates charged by our Services Group to our utilities as a component of rates, we believe we have met the requirements of SFAS 71 to recognize profit on such services. During the years ended December 31, 2006, 2005 and 2004, we have recognized profit of $11.7 million, $9.3 million and $5.1 million, respectively.

Over the years, the CPUC, the regulator of Suburban, our California utility, has had various policies with respect to accounting for the difference between Suburban’s actual water production costs incurred and CPUC-adopted water production costs. In the water industry, those costs consist of expenditures for purchased water, purchased power and pump taxes. At times, the CPUC has allowed balancing accounts in the financial statements of water utilities whereby the difference between actual and CPUC-adopted costs are recorded as either a receivable, for under-collections of costs from customers, or as a liability, for over-collections of costs from customers, as permitted by SFAS 71. Under these procedures, the utility would apply for the dispensation of balancing accounts and amounts would either be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments, once certain balancing thresholds were achieved.

Prior to November 29, 2001, the CPUC allowed the recording of the difference between actual costs incurred and the CPUC-adopted volume related costs to balancing accounts. The CPUC changed their methodology in 2001 and required an earnings test to accompany annual submissions of memorandum accounts where these volume-related differences would be tracked. Once submitted to the CPUC, the utility would subsequently be directed by the CPUC as to what portion of their memorandum account could be added to or subtracted from its balancing account. As a result of this change and the uncertainties the earnings test created with respect to the collections of under-collections, Suburban elected to record in its financial statements only over-collections of volume related costs until recovery of under-collections was assured. Suburban followed this practice from December 2001 until April 2006.

In April 2006, the CPUC issued a decision which eliminated the required earnings test, removing the uncertainty associated with the recovering balancing account under-collections. As a result, in 2006 we recorded $0.7 million of receivables related to balancing account under-collections attributable to 2005 and $1.5 million attributable to 2006 that are now reasonably assured of recovery from customers. These amounts are included in other long-term assets as of December 31, 2006. Future CPUC policy changes could have an impact on recording under-collections in future periods.

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

For contracts involving the provision of a single product or service (single-element contracts), revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. For contracts involving the provision of multiple products or services (elements), total estimated contract revenue is allocated to each element based on the relative fair value of each service in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Certain non-refundable activation fees in our non-regulated wholesale water operations are recognized over the expected period of performance.

Valuation of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with SFAS 144. Net long-lived assets and intangible assets, excluding goodwill, amounted to $410.3 million as of December 31, 2006.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill and indefinite-lived intangible assets for impairment at least annually, on October 31st of each year, or when events or circumstances indicate carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for all of our reporting units with goodwill balances; we do not have any indefinite-lived intangible assets.

We recorded $0.9 million of goodwill impairment charges during the second and third quarters of 2006 as a result of a review of the business strategy for our water and wastewater testing laboratory reporting unit. There were no additional impairment charges resulting from the October 31, 2006 impairment testing of all reporting units and no events have occurred subsequent to that date which indicates impairment may have occurred. Goodwill with an aggregate book value of $33.2 million remains as of December 31, 2006 and will be subject to impairment testing on October 31, 2007, or sooner, if additional events occur or circumstances change such that it is reasonably possible further impairment may exist.

Stock-Based Compensation

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide an exact measure of the fair value of employee stock options. During the years ended December 31, 2006, 2005 and 2004, we recognized stock compensation expense of $1.1 million, $1.0 million and $0.9 million, respectively, using the Black-Scholes option valuation model.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had $130.0 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $36.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average interest rate of 6.23% as of December 31, 2006. A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.4 million per year.

Our fixed-rate debt, which has a carrying value of $94.0 million, has a fair value of $94.1 million as of December 31, 2006. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average interest rate of 6.5% as of December 31, 2006. A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $6.1 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, a registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Southwest Water Company:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting (Item 9A), that Southwest Water Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southwest Water Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Southwest Water Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Southwest Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 13, 2007

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Information relating to the directors of the Company will be set forth under the caption “Proposal 1—Election of Class III Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (“Proxy Statement”). Such information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

Information regarding compliance by our directors and executive officers and owners of more than 10% of the Company’s common stock with the reporting requirements of Section 16a of the Securities Exchange Act of 1934, as amended, will be set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” in the above-referenced Proxy Statement.

EXECUTIVE OFFICERS

Our Board of Directors elects executive officers each year at the first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of Southwest Water Company, and there are no agreements or understandings between any such officer and another person pursuant to which he or she was elected as an officer. There are no legal proceedings that involve any executive officer of the type requiring disclosure pursuant to the instructions to this item. The executive officers of Southwest Water Company as of March 1, 2007 were as follows:

Mark A. Swatek—Chief Executive Officer

Mr. Swatek (Age: 54) joined Southwest Water Company as Chief Executive Officer in May 2006. From 2005 until joining Southwest Water, Mr. Swatek was President of MWH Municipal and State Services, the largest operating division of MWH Global. In this capacity, he managed municipal operations, primarily involving water/wastewater engineering, program management, and facility design-build activities for city, county and state governments throughout the U.S. From 2000 to 2005, Mr. Swatek was President of MWH Constructors, the design-build construction subsidiary of MWH Global. Mr. Swatek also served as a member of the Board of Directors of MWH Global from 2003 to 2006, MWH Constructors from 2000 to 2006 and MWH Americas from 2005 to 2006. Mr. Swatek started his professional career in the mid 1970s and provided engineering and management expertise to a number of companies, including Camp Dresser & McKee, Versar Architects & Engineers and CDM Engineers & Constructors. Mr. Swatek earned both his Bachelor of Science and Master of Science degrees in civil engineering from Purdue University. A registered professional civil engineer, he has served as a director on a number of boards of engineering and construction companies.

Stephen C. Held—President, Southwest Water Company Services Group

Mr. Held (Age: 56) was appointed President of Southwest Water Company Services Group in April 2006. Mr. Held is responsible for overseeing all of the Services Group subsidiaries and the work they perform under contract with cities, municipal utility districts and other government entities. From 1992 through 2006, Mr. Held has served in a variety of positions at ECO Resources, Inc., the largest operating subsidiary in Southwest Water’s Services Group, most recently as Regional Vice President-Central Region, from 1997 to 2006. With over 30 years of experience in management and business development, Mr. Held’s career has included regional shopping center development, oilfield development, financial consulting and planning, and municipal management. Mr. Held is a graduate of Alabama’s Auburn University where he earned a Bachelor of Science Degree in Business Administration.

Michael O. Quinn—President, Southwest Water Company Utility Group

Mr. Quinn (Age: 60) has held a variety of positions with Southwest Water Company and its subsidiaries since 1970. He is President of the Utility Group of Southwest Water Company and has been President of Suburban Water Systems since 1996. From 1992 to 1996, he was Chief Operating Officer for Suburban Water Systems. From 1985 to 1992, he was President of ECO Resources, Inc. Prior to that, he was Controller/Treasurer at Suburban Water Systems. Mr. Quinn holds a Bachelor of Arts in Business Management from California State University at Fullerton. Among his water industry affiliations, Mr. Quinn is past president of the California Water Association, is past president of the National Association of Water Companies and serves on the boards of the Citrus Valley Health Foundation, California Domestic Water Company and Covina Irrigating Company.

Cheryl L. Clary—Chief Financial Officer

Ms. Clary (Age: 51) joined Southwest Water Company as Vice President Finance in October 2004 and in April 2005 was appointed to the position of Chief Financial Officer. From 2002 to 2004, she served as Chief Financial Officer of Del Richardson and Associates, a professional services firm. From 2000 to 2001, she was Managing Director of the Los Angeles office of Jefferson Wells International, a management consulting firm. From 1981 to 2000, she held various senior level finance and operational management positions at Atlantic Richfield Company, an oil and gas company, including business manager at three different operating units. Ms. Clary began her career in 1977 in public accounting. Ms. Clary has a Bachelor of Science degree in Business Administration with an emphasis in Accounting from California State University, Northridge.

David Stanton—Executive Vice President of Corporate Development

Mr. Stanton (Age: 41) joined Southwest Water Company in November 2006 as its Executive Vice President of Corporate Development. From 2001 to 2006, Mr. Stanton held a variety of positions with Earth Tech, a division of Tyco International, Inc., an international environmental water and wastewater service provider. From 2003 to 2006, Mr. Stanton served as an Executive Vice President overseeing the international water and asset management business. From 2002 to 2003, he served as Earth Tech’s Chief Financial Officer. From 2001 to 2002 he served as Senior Vice President of Corporate Development, where he was responsible for all financial functions and acquisition growth strategies with a focus on water technology and service companies. Earlier, Mr. Stanton held senior management positions with a number of companies in the water and wastewater industry, including Waterlink, Inc., ITEQ, Inc. and Wheelabrator Technologies, Inc. Mr. Stanton has a Bachelor of Science degree in Electrical Engineering from Cornell University, New York.

Walter J. Bench—Treasurer

Mr. Bench (Age: 55) joined Southwest Water Company as Treasurer in November 2005. From 1999 to 2005, Mr. Bench served as Assistant Treasurer at Conexant Systems, Inc. where he was responsible for cash management, treasury operations, investments, corporate finance and risk and insurance management. Mr. Bench’s career also includes financial management positions with Hughes Electronics Corporation, Occidental Petroleum Corporation, Transco Energy Company and Moran Energy, Inc. Mr. Bench has a Masters in Business Administration from the University of Colorado and a Bachelor of Arts in Political Science and Geography from the University of Pittsburgh. Mr. Bench is also a Certified Public Accountant and holds an Associate in Risk Management. Mr. Bench is also a former director of the Los Angeles Chapter of the California Society of Certified Public Accountants and has taught intermediate and managerial accounting courses at UCLA Extension’s Department of Business and Management.

Shelley A. Farnham—Vice President Human Resources and Secretary

Ms. Farnham (Age: 51) has been Southwest Water Company’s Vice President of Human Resources since July 1998. She oversees organizational planning and development, employee relations, training, compensation and benefits administration for the company and its subsidiaries. She provided human resources leadership to the marketing organization of Atlantic Richfield’s Products Company from 1995 to 1998. From 1988 to 1995, Ms. Farnham held numerous positions in human resources, ranging from recruiter to training manager to interstate personnel manager with the Federal Reserve Bank of New York and Northrop Corporation. She has a Bachelor of Science degree in Management/Finance from Simmons College in Boston, Massachusetts.

James E. Mann—Vice President, Controller

Mr. Mann (Age: 54) joined Southwest Water Company in September 2005 as Vice President, Controller. From 1992 to 2005, he held a variety of position at DeCrane Aircraft Holdings, Inc., a manufacturer and integrator of interior components for regional and business/VIP aircraft. From 2000 to 2005, Mr. Mann was Vice President, Tax and SEC Compliance and from 1992 through 2000, he served in various capacities, most recently as Vice President, Corporate Controller. Mr. Mann began his career in 1975 in public accounting. Mr. Mann has a Bachelor of Science degree in Business Administration from the University of Southern California.

CODE OF ETHICS

We have adopted the Southwest Water Company Code of Ethics for Directors and Executive Officers (the “D&O” Code of Ethics”) and the Southwest Water Company Code of Ethical Conduct (the “Ethics Code”). The D&O Code of Ethics and the Ethics Code apply to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other executive officers of the Company. The D&O Code of Ethics and the Ethics Code are available to the public on our website www.swwc.com under Governance and Management in the Investor Relations section.

ITEM 11.   EXECUTIVE COMPENSATION

Information relating to executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement. Such information is incorporated herein by reference, except for the information set forth under the captions “Executive Compensation—Report of the Compensation and Organization Committee” which specifically is not so incorporated by reference. Information related to director compensation will be set forth under the caption “Director Compensation and Stock Ownership” in our Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Governance of the Company—Certain Relationships and Related Transactions” in our Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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
3.1

Restated Certificate of Incorporation of Southwest Water Company dated May 24, 2005 (incorporated by reference to Exhibit 3.1 included in the Company’s Form 10-Q for the quarterly period ended June 30, 2005)

3.2.1	Amended and Restated Bylaws of Southwest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D included in the Company’s Form 10-K for the year ended December 31, 2001)

Exhibit Number	Exhibit Description
3.2.2

Amendment No. 2 to Amended and Restated Bylaws of Southwest Water Company effective February 12, 2004 (incorporated by reference to Exhibit 10.1 included in the Company’s Form 10-Q for the quarter ended June 30, 2004)

3.2.3

Amendment No. 3 to Amended and Restated Bylaws of Southwest Water Company effective May 16, 2006 (incorporated by reference to Exhibit 3.2 included in the Company’s Form 8-K filed with the Commission on May 19, 2006)

3.2.4

Amendment No. 4 to Amended and Restated Bylaws of Southwest Water Company effective December 11, 2006 (incorporated by reference to Exhibit 3.3 included in the Company’s Form 8-K filed with the Commission on December 15, 2006)

4.1.1

Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated October 1, 1986 (incorporated by reference to Exhibit 4.3 included in the Company’s Form 10-K for the year ended December 31, 1986)

4.1.2

First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated February 7, 1990 (incorporated by reference to Exhibit 4.2A included in the Company’s Form 10-K for the year ended December 31, 1989)

4.1.3

Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated January 24, 1992 (incorporated by reference to Exhibit 4.2B included in the Company’s Form 10-K for the year ended December 31, 1991)

4.1.4

Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C included in the Company’s Form 10-K for the year ended December 31, 1996)

4.1.5

Fourth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A., dated October 19, 2004 (incorporated by reference to Exhibit 4.1E included in the Company’s Form 10-K for the year ended December 31, 2004)

4.1.6

Fifth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, dated October 20, 2006 (incorporated by reference to Exhibit 4.1.6 included in the Company’s Form 10-Q for the quarter ended September 30, 2006)

4.2	Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A included in the Company’s Form 10-K for the year ended December 31, 1991)

Exhibit Number		Exhibit Description
4.3		Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B included in the Company’s Form 10-K for the year ended December 31, 1996)
4.4		Bond Purchase Agreement dated October 19, 2004, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 included in the Company’s Form 10-K for the year ended December 31, 2004)
4.5	*	Bond Purchase Agreement dated October 20, 2006, for Suburban Water Systems
4.6.1

Indenture of Mortgage dated February 14, 1992, between New Mexico Utilities, Inc., and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4 included in the Company’s Form 10-K for the year ended December 31, 1991)

4.6.2

First Supplement to Indenture of Mortgage dated May 15, 1992, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4A included in the Company’s Form 10-K for the year ended December 31, 1996)

4.6.3

Second Amendment and Supplement to Indenture of Mortgage dated October 21, 1996, between New Mexico Utilities, Inc. and Wells Fargo Bank, formerly Sunwest Bank of Albuquerque, N.A. (incorporated by reference to Exhibit 4.4B included in the Company’s Form 10-K for the year ended December 31, 1996)

4.6.4

Third Amendment and Supplement to Indenture of Mortgage dated December 15, 2004, between New Mexico Utilities, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.6D included in the Company’s Form 10-K for the year ended December 31, 2004)

4.7		Bond Purchase Agreement dated November 8, 1996, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.5A included in the Company’s Form 10-K for the year ended December 31, 1996)
4.8		Bond Purchase Agreement dated December 15, 2004, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.8 included in the Company’s Form 10-K for the year ended December 31, 2004)
4.9		Stockholders Rights Plan dated April 6, 1998 (incorporated by reference to Exhibit 4 included in the Company’s Form 8-K filed with the Commission on April 24, 1998)
4.10

Windermere Utility Company Shareholder Agreement between Southwest Water Company, SW Utility Company, RTNT, Inc. Thom W. Farrell and Windermere Utility Company dated October 1, 2000 (incorporated by reference to Exhibit 4.11 included in the Company’s Form 10-K for the year ended December 31, 2004)

4.11

Shareholders Agreement by and among Operations Technology, Inc., Southwest Water Company, Robert W. Monette, dated August 31, 2001 (incorporated by reference to Exhibit 4.12 included in the Company’s Form 10-K for the year ended December 31, 2004)

4.12

Indenture dated as of July 20, 2001 between Southwest Water Company and Chase Manhattan Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4 included in the Company’s Registration Statement of Form S-3 (Amendment No. 2), File No. 333-63196, filed with the Commission on July 13, 2001)

Exhibit Number		Exhibit Description
4.14.1	**

Southwest Water Company 2006 Equity Incentive Plan (incorporated by reference as Exhibit 4.13.1 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.14.2	**

Southwest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Agreement (incorporated by reference as Exhibit 4.13.2 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.14.3	**

Southwest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.13.3 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.14.4	**

Southwest Water Company 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference as Exhibit 4.13.4 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.14.5	**

Southwest Water Company 2006 Equity Incentive Plan SAR Agreement (incorporated by reference as Exhibit 4.13.5 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

10.1

Stock Purchase Agreement between Southwest Water Company and Tecon Water Holdings, L.P. dated April 30, 2004 (incorporated by reference to Exhibit 2.1 included in the Company’s Form 8-K filed with the Commission on July 28, 2004)

10.2.1	**	Second Amended and Restated Stock Option Plan, dated May 23, 2000, as amended (incorporated by reference to Exhibit 10.1 included in the Company’s Form 10-K for the year ended December 31, 2003)
10.2.2	**

Form of Employee Non-Qualified Stock Option Agreement pursuant to Second Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1B included in the Company’s Form 10-K for the year ended December 31, 2003)

10.2.3	**

Certificate of Amendment to Second Amended and Restated Stock Option Plan, dated May 8, 2003 (incorporated by reference to Exhibit 10.1B1 included in the Company’s Form 10-K for the year ended December 31, 2003)

10.3.1

Amended and Restated Stock Option Plan for Non-Employee Directors dated May 23, 2000 (incorporated by reference to Exhibit 10.1B1 included in the Company’s Form 10-K for the year ended December 31, 2003)

10.3.2

Certificate of Amendment for Option Plan for Non-Employee Directors dated May 13, 2004 (incorporated by reference to Exhibit 10.4 included in the Company’s Form 10-Q for the quarter ended June 30, 2004)

Exhibit Number		Exhibit Description
10.3.3	**

Form of Non-Qualified Stock Option Agreement pursuant to Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 included in the Company’s Form 10-Q for the quarter ended June 30, 2004)

10.4	**

Amended and Restated Employee Stock Purchase Plan dated May 28, 1998 (incorporated by reference to Appendix B included in the Company’s 1998 Proxy Statement filed with the Commission on April 20, 1998)

10.5	**

Amended and Restated Dividend Reinvestment and Stock Purchase Plan dated April 8, 2005 (incorporated by reference to the Company’s Form S-3/A Registration Statement filed with the Commission on April 5, 2005)

10.6	**	Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.6 included in the Company’s Form 10-K for the year ended December 31, 2004)
10.7	**	Supplemental Executive Retirement Plan dated May 8, 2000 (incorporated by reference to Exhibit 10.7 included in the Company’s Form 10-K for the year ended December 31, 2004)
10.8		Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 included in the Company’s Form 10-Q for the quarter ended June 30, 2000)
10.9	**

Retention Agreement between Southwest Water Company and Richard J. Shields dated as of November 9, 2004 (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on November 9, 2004)

10.11.1	**

Severance Compensation Agreement between Southwest Water Company and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A included in the Company’s Form 10-K for the year ended December 31, 1998)

10.11.2	**

First Amendment to Severance Compensation Agreement, dated July 22, 2005, between Southwest Water Company and Anton C. Garnier (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on July 28, 2005)

10.12	**

Severance Compensation Agreement between Southwest Water Company and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.9B included in the Company’s Form 10-Q for the quarter ended June  30, 2002)

10.13	**

Consulting Agreement between Southwest Water Company and James C. Wisener dated as of December 21, 2004 (incorporated by reference to Exhibit 10.12C included in the Company’s Form 10-K for the year ended December 31, 2004)

10.14.1

Amended and Restated Credit Agreement between Southwest Water and Bank of America, N.A. dated July 7, 2004 (incorporated by reference to Exhibit 10.5 included in the Company’s Form 10-Q for the quarter ended June 30, 2004)

10.14.2

Amendment No. 1 to Amended and Restated Credit Agreement between Southwest Water and Bank of America, N.A. dated October 14, 2004 (incorporated by reference to Exhibit 10.15 included in the Company’s Form 10-K for the year ended December 31, 2004)

Exhibit Number	Exhibit Description
10.14.3

Amendment No. 2 to Amended and Restated Credit Agreement between Southwest Water and Bank of America, N.A. dated November 9, 2004 (incorporated by reference to Exhibit 10.16 included in the Company’s Form 10-K for the year ended December 31, 2004)

10.14.4

Amendment No. 3 to Amended and Restated Credit Agreement between Southwest Water and Bank of America, N.A. dated December 10, 2004 (incorporated by reference to Exhibit 10.17 included in the Company’s Form 10-K for the year ended December 31, 2004)

10.15.1

Credit Agreement between Southwest Water and Union Bank of California, NA, dated June 6, 2003 (incorporated by reference to Exhibit 10.2 included in the Company’s Form 10-Q Report for the quarter ended June 30, 2003)

10.15.2

Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated July 7, 2004 (incorporated by reference to Exhibit 10.6 included in the Company’s Form 10-Q Report for the quarter ended June 30, 2004)

10.15.3

Waiver and First Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated September 29, 2004 (incorporated by reference to Exhibit 10.19B included in the Company’s Form 10-K for the year ended December 31, 2004)

10.15.4

Waiver and Second Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated November 8, 2004 (incorporated by reference to Exhibit 10.19C included in the Company’s Form 10-K for the year ended December 31, 2004)

10.15.5

Third Amendment to Amended and Restated Credit Agreement between Southwest Water and Union Bank of California, N.A., dated December 15, 2004 (incorporated by reference to Exhibit 10.19D included in the Company’s Form 10-K for the year ended December 31, 2004)

10.16

Credit Agreement dated as of April 1, 2005 among Southwest Water Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC and Union Bank of California, N.A., as co-lead arrangers and co-book managers, and Union Bank of California, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on April 6, 2005)

10.17.1

Amended and Restated Master Loan Agreement dated September 12, 2005 (MLA No. RX 0936) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.17.1.1

First Amendment of Amended and Restated Master Loan Agreement (MLA No. 0936) dated November 6, 2006 between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.17.1.1 included in the Company’s Form 10-Q for the quarter ended September 30, 2006)

Exhibit Number	Exhibit Description
10.17.2

Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T1) between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.1 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.17.3

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T1) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.2 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.17.4

Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T2 between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.3 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.17.5

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T2) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.4 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.17.6

Promissory Note and Supplement dated September 12, 2005 (Loan No. RX0936T3) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4.5 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.18.1

Business Loan Agreement between New Mexico Utilities, Inc. and Bank of the West dated April 10, 2002 (incorporated by reference to Exhibit 10.15C included in the Company’s Form 10-Q for the quarter ended June 30, 2002)

10.18.2

Modification Agreement between New Mexico Utilities, Inc. and Bank of the West dated July 10, 2003 (incorporated by reference to Exhibit 10.11B included in the Company’s Form 10-K for the year ended December 31, 2003)

10.19

Loan Agreement among Windermere Utility Co., Inc., Southwest Water Company and Bank of the West, dated August 9, 2002, (incorporated by reference to Exhibit 10.22 included in the Company’s Form 10-K for the year ended December 31, 2002)

10.20

Official Statement for $31,555,000 of San Juan Basin Authority Lease Revenue Bonds (Ground Water Recovery Project) Issue of 2002 containing descriptions and summaries of various documents relating to the project, including the Service Contract for the Design, Construction, Financing and Operation of the San Juan Basin Desalter Project by and among ECO Resources, Inc., Southwest Water Company, and the Capistrano Valley Water District, Orange County, California, dated as of September 3, 2002. (incorporated by reference to Exhibit 10.24 included in the Company’s Form 10-K for the year ended December 31, 2002)

10.21.1

Investors’ Rights Agreement, dated February 25, 2000, among Southwest Water Company and the investors named therein (incorporated by reference to Exhibit 10.24.1 included in the Company’s Form 10-K for the year ended December 31, 2005)

10.21.2

Common Stock Purchase Warrant, dated October 6, 2003, from Southwest Water Company to Guaranty & Trust Co. TTEE, FBO: William L. McIntyre, Jr., covering 30,000 shares of common stock of Southwest Water Company (incorporated by reference to Exhibit 10.24.2 included in the Company’s Form 10-K for the year ended December 31, 2005)

Exhibit Number		Exhibit Description
10.21.3

Common Stock Purchase Warrant, dated October 6, 2003, from Southwest Water Company to William L. McIntyre, Jr., covering 18,837 shares of common stock of Southwest Water Company (incorporated by reference to Exhibit 10.24.3 included in the Company’s Form 10-K for the year ended December 31, 2005)

10.23	**

Employment Agreement dated March 16, 2006 Anton C. Garnier and Southwest Water Company (incorporated by reference to Exhibit 10.25 included in the Company’s Form 8-K filed with the Commission on March 17, 2006)

10.24	**

Executive Employment Agreement dated April 17, 2006, between Mark A. Swatek and Southwest Water Company (incorporated by reference to Exhibit 10.2 included in the Company’s Form 8-K filed with the Commission on April 18, 2006)

10.25	**

Executive Employment Agreement dated April 28, 2006, between Cheryl L. Clary and Southwest Water Company (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.26	**

Change of Control Agreement dated April 28, 2006, between Cheryl L. Clary and Southwest Water Company (incorporated by reference to Exhibit 10.3 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.27	**

Executive Employment Agreement dated April 28, 2006, between Michael O. Quinn and Southwest Water Company (incorporated by reference to Exhibit 10.2 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.28	**

Change of Control Agreement dated April 28, 2006, between Michael O. Quinn and Southwest Water Company (incorporated by reference to Exhibit 10.4 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.29	**

Change of Control Agreement dated as of May 15, 2006, between Southwest Water Company and Mark A. Swatek, the Company’s Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on May 19, 2006)

10.30	**

Change of Control Agreement dated August 17, 2006, between Stephen C. Held and Southwest Water Company (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on August 24, 2006)

10.31	**

Change of Control Agreement dated August 17, 2006, between Shelley A. Farnham and Southwest Water Company (incorporated by reference to Exhibit 10.2 included in the Company’s Form 8-K filed with the Commission on August 24, 2006)

12	*	Computation of Earnings to Fixed Charges Ratios
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Description
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                     Filed herewith

**               Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Southwest Water Company (Registrant)

BY:	/s/ MARK A. SWATEK	BY:	/s/ CHERYL L. CLARY
	Mark A. Swatek		Cheryl L. Clary
	Chief Executive Officer		Chief Financial Officer
Date:	March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ JAMES C. CASTLE	BY:	/s/ WILLIAM D. JONES
	James C. Castle		William D. Jones
	Director		Director
BY:	/S/ H. FREDERICK CHRISTIE	BY:	/s/ MAUREEN A. KINDEL
	H. Frederick Christie		Maureen A. Kindel
	Director		Director
By:	/s/ ANTON C. GARNIER	BY:	/s/ RICHARD G. NEWMAN
	Anton C. Garnier		Richard G. Newman
	Director		Director
BY:	/S/ LINDA GRIEGO	BY:	/s/ MARK A. SWATEK
	Linda Griego		Mark A. Swatek
	Director		Director
BY:	/S/ DONOVAN D. HUENNEKENS
Donovan D. Huennekens
Director
Date:	March 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or note thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Southwest Water Company:

We have audited the accompanying consolidated balance sheets of Southwest Water Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Water Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Water Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 13, 2007

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,294	$2,764
Accounts receivable, net	27,512	26,517
Other current assets	16,451	18,465
Total current assets	48,257	47,746
Property, Plant and Equipment, Net:
Regulated utilities	378,260	333,027
Non-regulated operations	11,365	11,794
Total property, plant and equipment, net	389,625	344,821
Other Assets:
Goodwill	33,152	32,977
Intangible assets	2,844	2,965
Other assets	17,815	16,216
	$491,693	$444,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,746	$10,018
Current portion of long-term debt	1,423	9,492
Other current liabilities	21,661	21,069
Total current liabilities	35,830	40,579
Other Liabilities and Deferred Credits:
Long-term debt	128,624	117,603
Deferred income taxes	26,011	22,609
Advances for construction	8,413	8,478
Contributions in aid of construction	110,024	94,660
Other liabilities and deferred credits	16,264	15,543
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 250 shares authorized, 9 shares issued and outstanding, at stated liquidation value	458	461
Common stock, $0.01 par value per share, 75,000 shares authorized, 23,802 and 22,185 shares issued and outstanding at December 31, 2006 and 2005, respectively	238	222
Additional paid-in capital	138,728	122,368
Retained earnings	27,031	22,202
Accumulated other comprehensive income	72	—
Total stockholders’ equity	166,527	145,253
	$491,693	$444,725

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Revenues:
Utility Group	$86,321	$78,884	$69,420
Services Group	137,861	124,297	110,175
Total revenues	224,182	203,181	179,595
Expenses:
Utility Group operating expenses	47,551	44,359	40,579
Services Group operating expense	119,146	109,901	100,883
Selling, general and administrative	34,373	30,787	26,889
Impairment of goodwill	929	—	—
Total expenses	201,999	185,047	168,351
Operating income	22,183	18,134	11,244
Other income (expense):
Interest expense	(8,372)	(7,245)	(4,988)
Interest income	481	475	902
Other, net	58	(2)	164
Income from continuing operations before income taxes	14,350	11,362	7,322
Provision for income taxes	5,022	4,061	2,649
Income from continuing operations	9,328	7,301	4,673
Cumulative effect of change in accounting principle, net of tax	71	—	—
Loss from discontinued operations, net of tax	—	(4,902)	(139)
Net income	9,399	2,399	4,534
Preferred stock dividends	(24)	(24)	(24)
Net income applicable to common stockholders	$9,375	$2,375	$4,510
Earnings per common share:
Basic:
Income from continuing operations	$0.41	$0.35	$0.25
Cumulative effect of change in accounting principle	—	—	—
Loss from discontinued operations	—	(0.24)	(0.01)
Net income applicable to common stockholders	$0.41	$0.11	$0.24
Diluted:
Income from continuing operations	$0.40	$0.34	$0.24
Cumulative effect of change in accounting principle	—	—	—
Loss from discontinued operations	—	(0.23)	(0.01)
Net income applicable to common stockholders	$0.40	$0.11	$0.23
Weighted average common shares outstanding:
Basic	22,928	20,859	18,473
Diluted	23,363	21,611	19,413

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2003	10	$507	16,169	$162	$55,966	$23,032	$—	$79,667
Common stock issued under shelf registration	—	—	3,787	38	41,071	—	—	41,109
Dividend reinvestment and stock purchase plans	—	—	69	1	837	—	—	838
Proceeds from stock options exercised	—	—	120	1	106	—	—	107
Tax benefit from stock options exercised	—	—	—	—	364	—	—	364
Stock-based compensation	—	—	—	—	860	—	—	860
Preferred stock redeemed	(1)	(46)	—	—	—	—	—	(46)
Debenture conversions	—	—	220	2	2,286	—	—	2,288
5% stock dividend	—	—	—	—	9	(9)	—	—
Net income	—	—	—	—	—	4,534	—	4,534
Cash dividends declared	—	—	—	—	—	(3,523)	—	(3,523)
Balance at December 31, 2004	9	461	20,365	204	101,499	24,034	—	126,198
Common stock issued to acquire minority interest in subsidiary	—	—	451	4	5,996	—	—	6,000
Dividend reinvestment and stock purchase plans	—	—	796	8	9,644	—	—	9,652
Proceeds from stock options exercised	—	—	469	5	2,474	—	—	2,479
Tax benefit from stock options exercised	—	—	—	—	703	—	—	703
Stock-based compensation	—	—	—	—	966	—	—	966
Debenture conversions	—	—	104	1	1,076	—	—	1,077
5% stock dividend	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	2,399	—	2,399
Cash dividends declared	—	—	—	—	—	(4,221)	—	(4,221)
Balance at December 31, 2005	9	461	22,185	222	122,368	22,202	—	145,253
Cumulative effect of adjustment from the adoption of SAB 108	—	—	—	—	—	430	—	430
Dividend reinvestment and stock purchase plans	—	—	416	4	5,273	—	—	5,277
Proceeds from stock options exercised	—	—	884	9	5,312	—	—	5,321
Tax benefit from stock options exercised	—	—	—	—	1,478	—	—	1,478
Stock-based compensation	—	—	—	—	1,079	—	—	1,079
Cumulative effect of change in accounting principle	—	—	—	—	(110)	—	—	(110)
Debenture conversions	—	—	317	3	3,327	—	—	3,330
Repurchase of preferred stock	—	(3)	—	—	1	—	—	(2)
Net income	—	—	—	—	—	9,399	—	9,399
Cash dividends declared	—	—	—	—	—	(5,000)	—	(5,000)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	72	72
Adjusted balance at December 31, 2006	9	$458	23,802	$238	$138,728	$27,031	$72	$166,527

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities of continuing operations:
Net income	$9,399	$2,399	$4,534
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(71)	—	—
Loss from discontinued operations, net of tax	—	4,902	139
Depreciation and amortization	11,037	10,172	8,498
Deferred income taxes	3,124	5,559	4,603
Stock-based compensation expense	1,079	966	860
Impairment of goodwill	929
Gain on sales of land	(407)	—	(169)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(977)	(3,754)	(1,559)
Other current assets	2,951	4,739	(6,027)
Other assets	(1,297)	1,202	(272)
Accounts payable	2,692	(2,709)	356
Other current liabilities	(1,041)	(694)	2,106
Other liabilities	303	1,747	2,441
Other, net	325	162	1,627
Net cash provided by operating activities	28,046	24,691	17,137
Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(44,540)	(36,970)	(25,653)
Acquisition of businesses, net of cash acquired	(1,719)	(12,312)	(48,870)
Purchase of minority interest	(1,013)	—	(2,900)
Proceeds from the sale of discontinued operations	—	9,206	—
Proceeds from sales of land	427	—	169
Net cash used in investing activities	(46,845)	(40,076)	(77,254)
Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	—	—	41,109
Proceeds from direct stock purchase plan, employee stock purchase and stock option plans and director option plan	10,598	12,131	945
Proceeds from issuance of long-term debt	10,000	20,000	27,000
Borrowings under lines of credit	6,000	6,965	3,176
Capital improvement reimbursements	4,300	949	323
Contributions in aid of construction	3,557	2,573	2,512
Excess tax benefit from stock options exercised	1,478	—	—
Payments on long-term debt	(9,415)	(17,932)	(5,659)
Dividends paid	(5,000)	(4,221)	(3,523)
Repayment of advances for construction	(919)	(973)	(610)
Deferred financing costs	(268)	(1,338)	—
Repurchase of preferred stock	(2)	—	—
Net cash provided by financing activities	20,329	18,154	65,273
Cash flows from discontinued operations:
Operating activities	—	(788)	(801)
Investing activities	—	(73)	(3,871)
Financing activities	—	(532)	(909)
Net cash used in discontinued operations	—	(1,393)	(5,581)
Net increase (decrease) in cash and cash equivalents	1,530	1,376	(425)
Cash and cash equivalents at beginning of year	2,764	1,388	1,813
Cash and cash equivalents at end of year	$4,294	$2,764	$1,388

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

Southwest Water Company and its subsidiaries (“Southwest Water” or the “Company”) provide a broad range of operations, maintenance and management services, including water production; treatment and distribution; wastewater collection and treatment; customer service; and utility infrastructure construction management. The Company owns regulated public utilities and also serves cities, utility districts and private companies under contract. The Company’s businesses are segmented into two operating groups: the Utility Group, which is comprised of the Company’s regulated public utilities; and the Services Group, which is comprised of the Company’s non-regulated operations.

Basis of Presentation

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

Reclassifications have been made to prior years’ financial statement presentation to conform to the current year presentation, principally to reflect the sale of a subsidiary during 2005 as a discontinued operation (Note 2). In addition, prior year information regarding common stock, stock options, warrants, other dilutive potential common shares and related per share amounts reflects the effects of stock dividends and stock splits occurring during prior periods.

New Accounting Guidance and Pronouncements Adopted During 2006

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying the effects of misstatements in the current year financial statements.

SAB 108 requires companies to quantify misstatements using both a balance sheet and income statement approach. Companies must then evaluate whether either method results in quantifying an error that is material. Prior to SAB 108, the Company had used the income statement method for quantifying misstatements in its financial statements. The Company was required to initially apply the guidance in SAB 108 for its fiscal year ended December 31, 2006. SAB 108 permits companies to initially apply its interpretive guidance by either

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

restating prior financial statements or by recording a cumulative effect adjustment to the beginning balance of retained earnings in the year of initial adoption.

The Company discovered computational errors in the way it was measuring its deferred tax assets and liabilities. These errors had been occurring annually since the 1989 and 1993 adoption of two accounting pronouncements which mandated the liability method of accounting for measuring deferred income taxes (SFAS Nos. 96 and 109, Accounting for Income Taxes). The cumulative effect of these errors, which occurred for the most part ratably over a 16 year period, resulted in a $0.4 million deferred tax liability overstatement through December 31, 2005. The impact of these errors was immaterial to each of the prior years under the income statement approach. However, in applying the dual method approach under SAB 108, the cumulative effect of correcting the errors is material. As a result, the Company elected to record a $0.4 million adjustment to its retained earnings balance as of January 1, 2006 in accordance with the transition provisions of SAB 108.

SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. Generally, SFAS 123(R) is similar in approach to SFAS 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The adoption of SFAS 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as a cumulative effect of a change in accounting principle. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. See Note 13 for additional information.

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as a company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has historically used December 31st as the measurement date for its postretirement benefit plan. The adoption of SFAS 158 reduced total liabilities and increased total stockholders’ equity by less than $0.1 million, net of taxes. The adoption of SFAS 158 did not have a material effect on the consolidated financial

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

statements for Note 2006 and the Company believes it will not have a material effect in 2007 and beyond. See Note 14 for additional information.

Regulated Utility Accounting

The Company’s utilities are regulated by either the California Public Utilities Commission (“CPUC”), the Texas Commission on Environmental Quality (“TCEQ”), the New Mexico Public Regulation Commission (“NMPRC”) or local county governing bodies. The Company’s utilities record transactions in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Regulatory assets and liabilities are recorded in accordance with SFAS 71 and include the following:

	December 31,
(In thousands)	2006	2005
Regulatory assets:
Regulatory tax assets	$3,207	$2,916
Supply cost balancing account—November 29, 2001 and prior	307	1,187
Supply cost balancing account—2005	710	—
Supply cost balancing account—2006	1,459	—
Rate case filing expenses and other	702	208
Regulatory liabilities:
Regulatory tax liability	(1,214)	(1,257)
Regulatory fees	(161)	—
Supply cost memorandum account—2002	(73)	(73)
Supply cost memorandum account—2003	(359)	(359)
Supply cost memorandum account—2004	(250)	(250)
Net regulatory assets	$4,328	$2,372
Balance sheet classification:
Other current assets	$765	$944
Other long-term assets	5,620	3,367
Other current liabilities	(161)	—
Other long-term liabilities	(1,896)	(1,939)
Net regulatory assets	$4,328	$2,372

Regulatory income tax assets are included in rate base and earn the Company a return. Conversely, regulatory income tax liabilities are included in rate base and reduce the Company’s return.

Over the years, the CPUC, the regulator of Suburban, the Company’s California utility, has had various policies with respect to accounting for the difference between Suburban’s actual water production costs incurred versus CPUC-adopted water production costs. In the water industry, those costs consist of expenditures for purchased water, purchased power and pump taxes. At times, the CPUC has allowed balancing accounts in the financial statements of water utilities whereby the difference between actual and CPUC-adopted costs are recorded as either a receivable, for under-collections of costs from customers, or as a liability, for over-collections of costs from customers, as permitted by SFAS 71. Under these procedures, the utility would apply for the dispensation of

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

balancing accounts and amounts would either be refunded to or recovered from utility customers through future CPUC-authorized rate adjustments, once certain balancing thresholds were achieved.Prior to November 29, 2001, the CPUC allowed the recording of the difference between actual costs incurred and the CPUC-adopted volume related costs to balancing accounts. The CPUC changed their methodology in 2001 and required an earnings test to accompany annual submissions of memorandum accounts where these volume-related differences would be tracked. Once submitted to the CPUC, the utility would subsequently be directed by the CPUC as to what portion of their memorandum account could be added to or subtracted from its balancing account. As a result of this change and the uncertainties the earnings test created with respect to the collections of under-collections, Suburban recorded in its financial statements only over-collections of volume related costs until recovery of under-collections was assured. Suburban followed this practice from December 2001 until April 2006.

In April 2006, the CPUC issued a decision which eliminated the required earnings test, removing the uncertainty associated with the recovering balancing account under-collections. As a result, in 2006, the Company recorded $0.7 million of receivables related to balancing account under-collections attributable to 2005 and $1.5 million attributable to 2006 that are now reasonably assured of recovery from customers.

In 2004, the CPUC issued a decision that allowed Suburban to recover the supply cost balancing account pertaining to the pre-November 29, 2001 period through a surcharge billed to its customers. Pursuant to CPUC policy, this supply cost balancing account, while excluded from rate base, earns interest for the years recorded once approved by the CPUC.

The Company’s Services Group provides construction, operations and maintenance services to the Company’s Alabama, New Mexico and Texas utilities and recognizes a profit on those services. In accordance with SFAS 71, the Company does not eliminate the Services Group’s profit recognized on these services because the Company believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. The Company does, however, eliminate revenues to the extent of the related costs in its consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company transfers cash into its bank accounts to fund cash transactions on an as-needed basis as they clear the bank. Book overdrafts, which represent cash transactions that have not cleared the bank as of the end of a period, are reported as accounts payable and changes in the book overdraft balances are reported as cash flows from operating activities.

Property, Plant and Equipment

The cost of additions to regulated utility plant includes labor, material and capitalized interest. Capitalized interest totaled $0.6 million in 2006, $0.7 million in 2005 and $0.5 million 2004. Depreciation expense on utility plant is

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

recorded using the straight-line method over useful lives ranging from five to fifty years as prescribed by the applicable regulatory authorities and as permitted by SFAS 71. Depreciation expense on average gross depreciable plant was 2.6% in 2006, 2.5% in 2005 and 1.8% in 2004.Property, plant and equipment used in non-regulated operations are depreciated on the straight-line method over estimated useful lives ranging from twenty months to forty years. For both regulated and non-regulated operations, maintenance costs are recognized in the period in which they are incurred. The Company does not accrue for major maintenance projects prior to the periods in which they are actually incurred.

Valuation of Long-Lived and Intangible Assets

The Company assesses finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method in accordance with SFAS 144.

The Company tests goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires annual impairment testing or when events or circumstances indicate carrying values may not be recoverable. The Company evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances; the Company does not have any indefinite-lived intangible assets.

When SFAS 142 was issued in 2001, the Company adopted December 31st of each year as its annual impairment testing date. Since 2001, the Company has completed several acquisitions which resulted in goodwill being recorded with each requiring annually impairment testing. In 2005, the Company elected to change its annual impairment testing date to October 31st of each year, commencing October 31, 2005. Moving the testing date to October 31st allows the Company more time to accurately complete its impairment testing process, incorporate those results in its annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with its accelerated filing requirements.

As more fully described in Note 5, the Company recorded $0.9 million of goodwill impairment charges during the second and third quarters of 2006 principally resulting from a review of the business strategy for its water and wastewater testing laboratory reporting unit. There were no additional impairment charges resulting from the October 31, 2006 impairment testing of all reporting units and no events have occurred subsequent to that date which indicates impairment may have occurred.

Other Assets

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to thirty-four years. Deferred financing costs are amortized using either the straight-line or effective interest method, depending on nature of the debt instrument, over the term of the related debt.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

Long-Term Leases to Clients

The Company has entered into two long-term agreements for the lease of various types of water production and distribution systems to certain municipal agencies in Texas. Amounts due to the Company, which represent receivables from the leases, have been accounted for as part of the Company’s investment in the direct financing leases (Note 5). The leases expire in 2013.

The Company’s rights, but not its obligations, under one of the lease agreements have been assigned to a financial institution in return for a cash payment. As the Company collects payments under these lease agreement, it uses those funds to pay its obligations under the assignment agreement with the financial institution. The Company is obligated to make the payments to the financial institution under the assignment agreement. The Company’s payment obligation to the financial institution is secured by a letter of credit from the lessee and the leased property.

Fair Value of Financial Instruments

The Company’s long-term debt with aggregate book values of $130.0 million and $127.1 million had fair values of approximately $130.1 million and $128.6 million at December 31, 2006 and 2005, respectively. The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities. The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments. At December 31, 2006, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All financial instruments are held for purposes other than trading.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. federal income tax return, which includes all of its subsidiaries.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

Advances for Construction and Contributions in Aid of Construction

Developers, builders, governmental agencies and municipalities will provide the Company with cash, or in some cases property, to extend its water and wastewater service to their properties. Advances for construction represent amounts advanced to the Company that are repaid in cash, generally on a straight-line basis over periods ranging from five to forty years. Nonrefundable contributions are recorded as contributions in aid of construction (“CIAC”) and are amortized as a reduction of the depreciation expense associated with the contributed asset.

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

For contracts involving the provision of a single product or service (single-element contracts), revenue is generally recognized when the product or service is provided and the amount becomes billable. If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. For contracts involving the provision of multiple products or services (elements), total estimated contract revenue is allocated to each element based on the relative fair value of each service in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Non-refundable activation fees in the Company’s non-regulated wholesale water operations are recognized over the expected period of performance.

Stock-Based Compensation

For periods prior to January 1, 2006, the Company applied SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), when accounting for stock option grants under its option plans. Accordingly, compensation expense was recognized for stock options over the vesting period based on the fair value of the stock options on the date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application method. Generally, SFAS 123(R) is similar in approach to SFAS 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. Because the Company has been recognizing compensation cost related to share-based

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

payments since its 2002 adoption of SFAS 123, the 2006 adoption of SFAS 123(R) did not have a material effect on the consolidated financial statements. The adoption of SFAS 123(R) did require the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. See Note 13 for additional information.

Earnings per Share

Basic earnings per share measures the performance of the Company over the reporting period by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if those shares had been issued. The Company has stock options and warrants outstanding that give rise to potentially dilutive common shares. The Company also has convertible subordinate debentures outstanding that are convertible into common stock. When the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense

Recent Accounting Pronouncements

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement model for tax positions taken or expected to be taken in tax returns. FIN 48 requires a company to recognize in its financial statements the impact of a tax position if it is “more-likely-than-not” (more than 50%) the position will be sustained upon examination, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company expects the adoption of FIN 48 will not have a material effect on its consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 is required for the Company’s fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances. While the Company is still evaluating the impact this statement will have on its consolidated financial statements, it currently believes the impact will not be material.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for the Company’s fiscal year beginning January 1, 2008 and will be applied prospectively. While the Company is still evaluating the impact this statement will have on its consolidated financial statements, it currently believes the impact will not be material.

Note 2. Acquisitions and Dispositions

Acquisitions

During the three years ended December 31, 2006, the Company has acquired several regulated utilities and non-regulated businesses. All of the acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets recorded as goodwill. The consolidated financial statements reflect the acquired utilities and businesses subsequent to their respective acquisition dates. The acquisitions are summarized below.

2006 Acquisitions

During 2006, the Company acquired two small water utilities and a company with the rights to provide water and wastewater utility service in developing areas located near Austin, Texas. The aggregate purchase price for these acquisitions was $1.4 million in cash; liabilities assumed in connection with the acquisitions were negligible. The assets acquired and liabilities assumed have been recorded at their fair values, including $0.3 million of non-tax deductible goodwill. The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations. During 2006, the Company also recorded $0.3 million of contingent consideration payable to the sellers of businesses acquired in prior years as additional goodwill.

On March 21, 2006, the 10% minority interest stockholder in Operations Technology, Inc. (“OpTech”), a Georgia-based non-regulated business in the Company’s Services Group, exercised its right to require the Company to purchase the remaining 10% of OpTech stock that it did not already own for $1.0 million in cash (Note 10). In connection with this acquisition, the Company has allocated $0.5 million of the purchase price to finite-lived intangible assets and the remaining $0.5 million to non-tax deductible goodwill. The intangible assets, principally customer relationships and tradenames, are being amortized on a straight-line basis over a weighted-average amortization period of 8.1 years.

The acquisitions were funded with borrowings under the Company’s revolving line of credit.

2005 Acquisitions

During the year ended December 31, 2005, the Company acquired:

•        substantially all of the assets of Novus Utility Services, Inc., a Shelby County, Alabama-based contract operations company, on March 12, 2005;

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Acquisitions and Dispositions (Continued)

•        substantially all of the assets of Shelby County, Alabama’s wastewater collection and treatment system, on September 29, 2005; and

•        all of the common stock of Midway Water Utilities, Inc., a Denton County, Texas-based water utility, on October 5, 2005.

The aggregate purchase price for these acquisitions was $12.3 million in cash plus $1.6 million of liabilities assumed. The assets acquired and liabilities assumed have been recorded at their estimated fair values. Identifiable finite-lived intangible assets, principally customer relationships, totaling $1.5 million were recorded and $1.3 million was recorded as goodwill, $1.0 million of which is deductible for income tax purposes. The intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years. The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations. During 2005, the Company also recorded $0.6 million of contingent consideration earned by the sellers of businesses acquired in prior years as additional tax deductible goodwill. The acquisitions were funded with borrowings under the Company’s revolving line of credit.

In December 2005, the 20% minority interest stockholder in Windermere Utility Company, one of the Company’s Texas-based regulated utilities, exercised its right to require the Company to purchase the remaining 20% of Windermere stock that it did not already own with shares of the Company’s common stock. On December 9, 2005, the Company issued 450,644 shares of its common stock with an aggregate market value of $6.0 million to the minority stockholder in exchange for the remaining shares. In connection with this acquisition the Company has allocated the purchase price to property, plant and equipment ($2.1 million), non-tax deductible goodwill ($4.3 million) and deferred income tax liabilities ($0.8 million).

2004 Acquisitions

On July 14, 2004, the Company acquired a Texas-based utility consisting of approximately 86 rural regulated water systems and 11 wastewater systems from Tecon Water Holdings, L.P., and renamed the utility Monarch Utilities, Inc. The aggregate purchase price was $66 million, comprised of $48 million in cash payments and the assumption of $18 million in debt. The purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. Approximately $59 million of the $66 million purchase was attributed to the value of utility plant acquired and $1 million was allocated to intangible assets, principally customer relationships, which are being amortized over 34 years. The excess of cost over the estimated fair value of net assets acquired was $11 million and was recorded as non-tax deductible goodwill.

On September 15, 2004, the Company acquired the assets of ACE Technologies, Inc., Houston, Texas-based water and wastewater testing laboratory. The purchase price was $1.2 million, consisting entirely of the issuance of a note payable to the seller, and contingent consideration based on future financial performance. In 2005, the Company paid the seller $1.7 million to pay off the note, with interest, and $0.4 million of contingent consideration. The $0.4 million of contingent consideration was recorded as additional tax deductible goodwill.

During 2004, the Company also completed, through its Master Tek subsidiary, several acquisitions in the multiple-family utility billing and collection market. These acquisitions, with an aggregate purchase price of $5.3

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, were structured as asset purchases, primarily of account contracts, account lists, software and other assets. The aggregate purchase price for the account lists was $3.8 million in cash and $1.5 million in notes

Note 2. Acquisitions and Dispositions (Continued)

payable. Substantially the entire purchase price was allocated to the account lists and the resulting intangible assets were being amortized over eight years. The Company sold Master Tek during 2005 as further described below.

Disposition of Master Tek

On June 30, 2005, the Company sold Master Tek International, Inc., a subsidiary in its Services Group that provided utility submetering and billing and collection services for multi-family residential properties. The Company sold Master Tek for $12.2 million and received $11.1 million in cash at closing; $1.1 million of the sales price was placed into an escrow account that was released to the Company in 2006 at the end of a specified representation and warranty period. The escrow account balance was included in other current assets as of December 31, 2005. The Company incurred $1.9 million of expenses in connection with this transaction. The Company used the proceeds from the sale to repay borrowings under its bank line of credit. The sale of Master Tek did not affect the operations of the Company’s remaining operating subsidiaries.

In 2006, the Company released $0.6 million from the escrow account to the buyer pursuant to the representation and warranty provisions and the remaining escrow balance was released to the Company. The $0.6 million released from escrow to the buyer was applied against a liability established at closing for certain retained liabilities.

As a result of the sale, the assets and liabilities, results of operations and cash flows of Master Tek have been presented as discontinued operations in the accompany consolidated financial statements for all periods. The following tables summarize the results of operations of Master Tek included in the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In thousands)	2005(1)	2004
Services Group revenues	$3,679	$8,357
Expenses:
Services Group operating expense	3,947	5,564
Selling, general and administrative	1,330	2,402
Total expenses	5,277	7,966
Operating income (loss)	(1,598)	391
Other income (expense):
Interest expense	(369)	(625)
Interest income	1	10
Income (loss) before income taxes	(1,966)	(224)
Provision (benefit) for income taxes	688	85
Loss from operations	(1,278)	(139)
Loss on sale, net of $345 tax benefit	(3,624)	—
Loss from discontinued operations	$(4,902)	$(139)

(1)            Reflects the results of operations through June 30, 2005, the date of sale.

Note 3. Current Assets

Accounts Receivable

The Company maintains allowances for doubtful accounts and generally such losses have been within management’s expectations. Accounts receivable are net of an allowance for doubtful accounts of $1.8 million and $2.2 million as of December 31, 2006 and 2005, respectively.

The Company’s Services Group provides contract operations and maintenance services to clients in Mississippi and Texas, among other states. Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region of the United States during the third quarter of 2005. The water and wastewater infrastructures for five clients in Mississippi were disabled by Hurricane Katrina. The contracts with these clients allow the Company to incur and bill additional expenses during an emergency situation to restore water supply and wastewater treatment services to customers. In addition, the clients requested our assistance with the removal of debris to enable access for emergency vehicles and residents.

The Company incurred $0.8 million of overtime labor costs and emergency out-of-pocket operating expenses in 2005 and $0.1 million in 2006, related to these recovery efforts for these clients, which are reflected as operating expenses during those periods. The Company has billed its clients $0.9 million for these emergency services and has assisted its clients in requesting reimbursement from the Federal Emergency Management Agency (“FEMA”) pursuant to guidelines established in FEMA’s Applicant Handbook with respect to these costs. The Company recognized revenues of $0.8 million during 2005 and $0.1 million during the first quarter of 2006 based on the revenue recognition criteria set forth in Staff Accounting Bulletin No. 104, Revenue Recognition. As of

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2006, the Company has collected substantially all of $0.9 million billed to its clients for these services.

Other Current Assets

Other current assets consist of the following as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Prepaid expenses	$6,613	$4,317
Deferred income tax asset	3,686	2,514
Inventory	1,387	1,259
Other receivables	954	3,046
Income tax refunds receivable	951	5,046
Regulatory assets	765	944
Other	2,095	1,339
Total other current assets	$16,451	$18,465

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Regulated utilities:
Land and land rights	$4,761	$4,701
Source of supply	34,522	29,200
Pumping and purification	52,860	43,329
Transmission and distribution	319,214	292,221
General plant	15,340	12,771
Construction work-in-progress	32,853	22,735
Total cost	459,550	404,957
Accumulated depreciation and amortization	(81,290)	(71,930)
Net regulated utilities	378,260	333,027
Non-regulated operations:
Computer equipment and software	3,655	3,148
Machinery, automotive and office equipment	4,504	4,911
Construction work-in-progress	1,221	1,244
Leasehold improvements	3,657	4,562
Buildings, land, and other	5,497	3,939
Total cost	18,534	17,804
Accumulated depreciation and amortization	(7,169)	(6,010)
Net non-regulated operations	11,365	11,794
Net property, plant and equipment	$389,625	$344,821

Depreciation expense for regulated utility and non-regulated property, plant and equipment totaled $13.2 million, $11.8 million and $9.7 million in 2006, 2005 and 2004, respectively. Depreciation expense for regulated utility property, plant and equipment was reduced by the amortization of contributions in aid of construction totaling $2.9 million, $2.6 million and $2.3 million in 2006, 2005 and 2004, respectively.

Substantially all of the Company’s utility property, plant and equipment is pledged as collateral for various long-term debt obligations (Note 6).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Other Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 15), during the two years ended December 31, 2006.

	Continuing Operations			Discontinued
	Utility	Services		Services
(In thousands)	Group	Group	Total	Group
Balance, December 31, 2004	$11,043	$15,763	$26,806	$6,031
Acquisition of minority interest	4,311	—	4,311	—
Businesses acquired during the year	255	1,033	1,288	—
Contingent consideration	—	572	572	—
Sale of discontinued operations	—	—	—	(6,031)
Balance, December 31, 2005	15,609	17,368	32,977	—
Businesses acquired during the year	290	—	290	—
Acquisition of minority interest	—	523	523	—
Contingent consideration	—	291	291	—
Impairment of goodwill	—	(929)	(929)	—
Balance, December 31, 2006	$15,899	$17,253	$33,152	$—

The Company has acquired several businesses and minority interests during 2005 and 2006, all of which were accounted for as purchases (Note 2). As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill. During 2006 and 2005, the Company also recorded contingent consideration payable to the sellers of businesses acquired as additional goodwill. As more fully described in Note 1, the Company tests goodwill on October 31st of each year for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable.

During second quarter of 2006, management reviewed the business strategy for its water and wastewater testing laboratory reporting unit. This review resulted in management’s decision to realign the operations by reducing the size and scope of its business activities and focusing on its core operations and customers. The carrying value of the entity was tested for impairment using the revised cash flow projections and it was determined that carrying values were not fully recoverable. As a result, $0.5 million of goodwill associated with the laboratory reporting unit was deemed to be impaired and was charged to expense in the second quarter of 2006.

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

Also during the second quarter of 2006, management determined that the renewal of a primary contract for another reporting unit was not likely to occur, significantly reducing the future estimated cash flows of the

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Other Assets (Continued)

reporting unit. As a result, $0.1 million of goodwill associated with this reporting unit was deemed to be impaired and was charged to expense during the period.

There were no additional impairment charges resulting from the October 31, 2006 impairment testing of all reporting units and no events have occurred subsequent to that date which indicates impairment may have occurred.

Intangible Assets

Intangible assets include purchased contracts, acquired customer relationships and covenants not to compete and are amortized on a straight-line basis over estimated useful lives ranging from three to thirty-four years. Intangible assets amortization expense was $0.6 million, $0.8 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated future annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2011 is as follows: 2007—$0.5 million, 2008—$0.4 million, 2009—$0.3 million, 2010—$0.2 million and 2011—$0.2 million.

Other Long-Term Assets

Other long-term assets consist of the following as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Regulatory assets	$5,620	$3,367
Deferred financing costs, net	3,092	3,150
Investments in corporate-owned life insurance policies	3,040	2,773
Net investment in direct financing leases	1,871	2,156
Other	4,192	4,770
Total other long-term assets	$17,815	$16,216

To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies (Note 14).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Long-Term Debt

Long-term debt consists of the following as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
$100 million revolving credit facility	$36,000	$30,000
6.85% convertible subordinated debentures due 2021	12,610	16,108
Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	11,807	12,577
5.77% fixed rate term loan due 2022	811	864
6.10% fixed rate term loan due 2031	20,000	20,000
First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
7.61% series C first mortgage bond due 2006	—	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	—
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000
Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	220	320
6.0% series 1998A due 2018	1,810	1,810
Acquisition-related indebtedness	904	1,395
Total long-term debt payment obligations	129,162	126,074
Unamortized Monarch term loan fair value adjustments	885	1,021
Total long-term debt	130,047	127,095
Less current portion of long-term debt	(1,423)	(9,492)
Long-term debt, less current portion	$128,624	$117,603

On October 20, 2006, Suburban sold $10.0 million of Series E first mortgage bonds and used $8.0 million of the proceeds to repay its maturing Series C first mortgage bonds. Suburban used the remainder of the proceeds for working capital purposes, including the funding of capital expenditure programs.

Revolving Lines of Credit

The $100 million revolving line of credit commitment ends on April 1, 2010, at which time all borrowings must be repaid. Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate. The margins vary depending upon the Company’s consolidated debt to

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Long-Term Debt (Continued)

equity ratio. Currently, the applicable margins are 0.875% over the LIBOR rate or 0.25% under the prime rate. The weighted-average interest rate on all credit facility borrowings outstanding was 6.23% as of December 31, 2006. The Company is subject to commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants. The Company was in compliance with all covenants during the year ended December 31, 2006.

The Company had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under the credit facility as of December 31, 2006, reducing available borrowings under the credit facility to $59.9 million as of that date.

Convertible Subordinated Debentures

The Company has $12.6 million of 6.85% convertible subordinated debentures issued and outstanding as of December 31, 2006 compared to $16.1 million as of the end of the prior year. The debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity, unless previously redeemed. During the year ended December 31, 2006, debentures in the aggregate principal amount of $3.5 million were converted into 317,428 shares of common stock. As of December 31, 2006, all of the debentures outstanding are convertible into 1.1 million shares of common stock and have a potentially dilutive effect on the computation of earnings per share (Note 11).

The debentures are due on July 1, 2021 and interest is payable quarterly on the first day of January, April, July and October of each year. The debentures are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future secured and senior debt. The Company may redeem the debentures at any time, in whole or in part, at a redemption price of 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The Company is subject to financial covenants under the terms of the indenture and was in compliance with all such covenants during the year ended December 31, 2006.

Term Loans

Monarch.   When the Company acquired Monarch Utilities in 2004, it assumed two fixed-rate term loans due in 2022. Principal is due in equal monthly installments, plus interest, until maturity in 2022. Since the loans acquired were at interest rates generally higher than prevailing market rates, the historical carrying value of the acquired loans was increased by $1.2 million to fair value and such difference is being amortized as a reduction of interest expense over the remaining term of the loans acquired, resulting in a 6.36% effective interest rate. The remaining unamortized fair value adjustment is $0.9 million as of December 31, 2006 and is included in long-term debt.

On September 12, 2005, Monarch borrowed an additional $20.0 million in a fixed rate term loan and the Company used the proceeds to repay revolving credit facility borrowings. Interest is payable monthly at a fixed 6.10% annual rate and the entire principal balance is due on June 30, 2031.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Long-Term Debt (Continued)

The loans are secured by substantially all of the assets of Monarch. Monarch is subject to the maintenance of certain financial ratios and other restrictive covenants. Monarch was in compliance with all covenants during the year ended December 31, 2006.

First Mortgage Bonds

Interest on the first mortgage bonds is payable semiannually and bonds may be redeemed at any time prior to the maturity date at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the mortgage bond indentures and revolving credit facility. Substantially all of the utility plant of Suburban Water Systems and New Mexico Utilities, Inc. is pledged as collateral for these bonds. The mortgage bond indentures limit the amount of cash and property dividends that Suburban and New Mexico may pay to the Company. Dividends have averaged $4.0 to $5.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $45.6 million as of December 31, 2006. As of December 31, 2006, both companies were in compliance with the dividend limitations mandated in their respective indentures.

Economic Development Revenue Bonds

Economic Development Revenue Bonds of $1.8 million are due in 2018 and bear interest at a fixed 6.0% annual rate; interest is payable semi-annually. Annual principal payments commence in 2009 and continue in increasing amounts until maturity. The bond in the amount of $0.2 million is due in 2008, and bears interest at a fixed 5.5% annual rate, payable semi-annually, and principal is payable annually until maturity. These bonds are secured by wastewater treatment plant assets.

Acquisition-Related Indebtedness

Notes payable were issued in connection with acquisitions made by the Company during 2001 and 2004, and are payable to the former owners of the acquired entities. In general, these notes are not secured and bear interest at fixed rates ranging from 5.0% to 8.0% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Long-Term Debt (Continued)

Aggregate Maturities

Total annual maturities of long-term debt outstanding as of December 31, 2006 are as follows:

Annual
(In thousands)	Maturities
Year ending December 31,:
2007	$1,423
2008	1,345
2009	943
2010	36,948
2011	958
2012 and thereafter	87,545
Total annual maturities	129,162
Unamortized fair market value adjustment to acquired term loans	885
Total long-term debt	$130,047

Note 7. Other Liabilities

Other Current Liabilities

Other current liabilities and deferred credits consist of the following as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Accrued salaries, wages and benefits	$8,587	$7,068
Deferred revenue and customer deposits	2,504	2,657
Purchased water accrual	1,985	1,489
Franchise and other taxes	1,632	1,566
Accrued interest payable	1,532	1,547
Dividends payable	1,377	1,213
Regulatory liabilities	161	—
Other	3,883	5,529
Total other current liabilities	$21,661	$21,069

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Other Liabilities (Continued)

Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Deferred revenue	$3,619	$2,841
Living unit equivalent and impact fees	3,412	2,114
Supplemental retirement and deferred compensation plan obligations	2,727	2,533
Regulatory liabilities	1,896	1,939
Deferred rent	1,274	1,359
Amounts payable under lease assignment	1,037	2,439
Other	2,299	2,318
Total other long-term liabilities	$16,264	$15,543

Note 8. Income Taxes

The components of income before taxes are as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Income (loss) before income taxes from:
Continuing operations	$14,350	$11,362	$7,322
Discontinued operations	—	(1,966)	(224)
Income before income taxes taxed at statutory rates	14,350	9,396	7,098
Capital loss on sale of stock related to discontinued operations	—	(3,969)	—
Income before income taxes	$14,350	$5,427	$7,098

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Income Taxes (Continued)

The components of the provisions for income taxes (benefits) are as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Current:
Federal	$1,942	$(2,024)	$(1,895)
State	273	(180)	275
Total current	2,215	(2,204)	(1,620)
Deferred:
Federal	2,875	5,081	4,393
State	249	478	108
Total deferred	3,124	5,559	4,501
Change in regulatory assets and liabilities, net	(268)	(278)	(268)
Investment tax credit amortization	(49)	(49)	(49)
Total provision for income taxes	$5,022	$3,028	$2,564
Allocation of total provision for income taxes:
Income tax (benefit) at statutory rates:
Continuing operations	$5,022	$4,061	$2,649
Discontinued operations	—	(688)	(85)
Total taxes at statutory rates	5,022	3,373	2,564
Tax benefit from capital loss on sale of stock of Master Tek	—	(345)	—
Net provision for income taxes	$5,022	$3,028	$2,564

During 2006 and 2005, the Company recorded significant current federal and state tax benefits as a result of $7.9 million and $5.9 million, respectively, of deferred revenues on construction projects. During 2004, the Company recorded a significant current federal tax benefit as the result of $11.2 million of additional first year federal tax depreciation for qualifying assets placed in service during the year, which is allowable in accordance with the provisions of the Job Creation and Worker Assistance Act of 2002 and the Jobs and Growth Tax Relief Reconciliation Act of 2003. The Company has recorded in other current assets $1.0 million of income taxes refundable as of December 31, 2006.

Current tax expense does not reflect benefits of $1.5 million, $0.7 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the exercise of employee stock options credited to additional paid-in capital in stockholders’ equity.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Income Taxes (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2006		2005		2004
Provision computed at statutory rates	34%		34%		34%
State income taxes, net of federal tax benefit	3%		3%		3%
Other, net	(2%	)	(1%	)	(1%	)
Effective tax rate	35%		36%		36%

Deferred tax assets and liabilities consist of the following as of December 31, 2006 and 2005:

	December 31,
(In thousands)	2006	2005
Deferred tax liabilities:
Depreciation	$22,522	$20,678
Deferred revenue	5,218	4,935
Section 1031 like-kind property exchange gain	887	919
Production cost balancing accounts	547	328
Gains on condemnation of land	531	554
Other	1,615	1,297
Total deferred tax liabilities	31,320	28,711
Deferred tax (assets):
Contributions in aid of construction and advances for construction	(2,115)	(2,300)
Allowances and other reserves	(2,939)	(2,851)
Net operating loss carryforward	(1,987)	—
Capital loss carryforwards	(1,010)	(1,196)
Stock-based compensation	(606)	(1,267)
Investment tax credits	(303)	(327)
Other	(1,045)	(1,871)
Total deferred tax (assets)	(10,005)	(9,812)
Net deferred tax liabilities before valuation allowance	21,315	18,899
Deferred tax asset valuation allowance	1,010	1,196
Net deferred tax liabilities	$22,325	$20,095
Balance sheet classification:
Long-term deferred tax liabilities	$26,011	$22,609
Current deferred tax assets	(3,686)	(2,514)
Net deferred tax liabilities	$22,325	$20,095

As of December 31, 2006, the Company has federal and state operating loss carryforwards in the amount of approximately $4.9 million and $3.0 million, respectively. The federal loss carryforward expires in 2026, while the state loss carryforwards expire at various dates between 2011 and 2026.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Income Taxes (Continued)

During 2005, the Company realized a capital loss of $4.0 million on the sale Master Tek, which is reflected as a discontinued operation. The Company was able to carry back $0.7 million of the capital loss to a prior year to offset capital gains. Also, the Company generated $0.4 million and $0.1 million of capital gains during 2006 and 2005, respectively, which were offset by the capital loss. The remaining $2.8 million of capital loss will be carried forward to future years to offset any future capital gains. The capital loss carryforward expires in 2010. The $1.0 million capital loss carryforward benefit has been fully offset by a valuation allowance as of December 31, 2006 because management does not believe it is more likely than not the Company will generate future capital gains prior to the expiration date of the loss carryforward.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its remaining deferred income tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no additional valuation allowances are necessary as of December 31, 2006.

Note 9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 250,000 shares of $0.01 par value preferred stock of which 10,373 shares are designated Series A Preferred Stock. There are 9,158 and 9,218 Series A preferred shares issued and outstanding as of December 31, 2006 and 2005, respectively. Series A preferred stockholders are entitled to receive annual dividends of $2.625 per share. Series A preferred shares may be redeemed by the Company at any time for a price of $52.00 per share and have preference in liquidation of $50.00 per share. During 2006, a stockholder offered to sell 60 shares of Series A preferred stock back to the Company at $33.80 per share; the Company elected to repurchase and cancel the shares.

Common Stock

The Company is authorized to issue 75,000,000 common shares of $0.01 par value common stock, of which 23.8 million and 22.2 million shares are issued and outstanding as of December 31, 2006 and 2005, respectively. The current quarterly cash dividend rate is $0.0576 per share. As of December 31, 2006, there are also warrants to purchase 143,581 shares of common stock outstanding and exercisable. The warrants are exercisable any time at $6.23 per share and expire in 2010. As of December 31, 2006, a total of 6.1 million common shares are reserved for issuance upon exercise of all warrants and stock options, the conversion of the subordinated debentures and stock purchase plans.

During 2005, the Company issued 450,644 unregistered shares of common stock to acquire the remaining minority interest in Windermere Utility Company (Note 2) and the shares issued are included in the number of shares outstanding. During 2004, the Company completed public offerings of 3.8 million shares of common stock resulting in $41.1 million of net proceeds.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Stockholders’ Equity (Continued)

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

The Company has a Stockholders Rights Plan (“Rights Plan”) designed to preserve value for the Company’s stockholders. The Rights Plan is designed to deter coercive takeover tactics, to encourage third parties interested in acquiring the Company to negotiate with the Board of Directors and to reduce any adverse effects that significant stockholders of the Company may have on the public market for the Company’s common stock. In the event of certain triggering events as specified in the Rights Plan (e.g., accumulation of a significant block of shares by an acquiring person), the stockholders become entitled to purchase additional shares of common stock at a significant discount.

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

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company during 2006 were 3% for the DRIP and 3% for the DSPP. During 2006, the Company registered an additional 1,200,000 shares of common stock that were authorized to be issued under the plan. As of December 31, 2006, there are 3.7 million shares authorized for issuance under the plan of which 1.1 million shares remain available for issuance.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Commitments and Contingencies

Lease Commitments

The Company leases equipment and office facilities under operating leases that expire through 2026. Aggregate rental expense under all operating leases was $8.1 million, $7.9 million and $6.7 million in 2006, 2005 and 2004, respectively. At December 31, 2006, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Lease
(In thousands)	Commitments
Year ending December 31,:
2007	$6,310
2008	4,681
2009	2,912
2010	2,449
2011	2,243
2012 and thereafter	11,227
Total minimum payments required	$29,822

The Company leases almost all of its vehicles under a fleet leasing arrangement. Under this arrangement, vehicles must be leased for a minimum of twelve months. After the initial twelve month period, vehicles may be returned to the lessor or the lease may be continued on a month-to-basis. Historically, the Company has replaced its fleet every three years. The lease commitments in the table above include $4.7 million of vehicle lease commitments assuming an initial three year lease term for each vehicle.

Water Supply Commitments

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply. The agreement requires the Company to purchase minimum quantities of water annually at a specified price. The price is subject to annual adjustment for production cost increases incurred by the seller. The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold. As of December 31, 2006, the minimum annual purchase commitment is $0.5 million through 2024. Construction of the well sites and pipe lines has been completed and the parties are in the process of obtaining final regulatory approval. The Company expects to commence purchasing water pursuant to this contract during the first half of 2007.

Legal Proceedings

On January 19, 2007, the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico, and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against New Mexico Utilities, Inc., a New Mexico corporation, and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico, No. CV 200700609 (the “Action”). New Mexico Utilities, Inc. (“NMUI”) is one of the Company’s wholly-owned regulated utilities. The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Commitments and Contingencies (Continued)

purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company believes it has defenses to the Action which it intends to vigorously assert. If the Company does not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that the fair market value of its NMUI utility exceeds its recorded net book value as of December 31, 2006.

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No. B178283). A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits. Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

EPA Investigations

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury. The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to the date of the subpoena. The subsidiary has operated this facility since September 2004. The facility was also served with search warrants executed by the EPA. The Company is cooperating fully with the investigation and has provided the records requested. There have been no further developments since May 5, 2005.

On May 18, 2005, the EPA executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. The Company is cooperating fully with the investigation and has provided the records requested. There have been no further developments since July 20, 2006.

Commitments Under Long-Term Service Contracts

In 2002, the Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”). In 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the water treatment plant. Construction was completed during 2005 and the Company is working with the CVWD to obtain its final acceptance of the completed project. Upon

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Commitments and Contingencies (Continued)

final acceptance of the project by the CVWD, the final $2.3 million of the total contract price, which is included in accounts receivable as of December 31, 2006, will be released to the Company from the construction financing escrow account. The Company expects to receive final acceptance during 2007 at which time the standby letter of credit will be terminated.

The Company now operates the completed plant under a twenty-year operating agreement. The CVWD service contract contains three guarantees related to the performance of the Company and its subsidiary during the term of the operating agreement. The agreement provides for the Company to pay liquidated damages in the event it fails to perform for reasons other than those caused by “uncontrollable circumstances,” as such term is defined in the agreement.

During the term of the operating agreement, the Company may be liable for liquidated damages relating to any lost payments from a financial assistance agreement CVWD has with a state water agency, up to a maximum of $1.4 million per contract year. The Company has also made guarantees to CVWD with respect to the quantity of finished water produced by the facility. In the event the actual number of acre feet of finished water delivered is less than the water delivery guarantee, the Company is required to pay liquidated damages of approximately $600 per acre foot of shortfall, up a maximum of 15.8 acre feet per day. Finally, the Company has made guarantees with respect to seven measurable finished water quality standards. Liquidated damages for failure to meet these quality standards range from $100 to $400 per day per failed quality standard (up to a maximum of $2,800 per day), depending on the number of violations per contract year. The CVWD has not asserted any claims for liquidated damages pursuant to these guarantees through the date of this report.

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

Performance Bonds

As part of its contract process, the Services Group obtains bid bonds which secure, among other things, the Services Group’s willingness to participate in contract discussions. The bid bonds range in value dependent upon the requirements of the potential client. Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is canceled and the Services Group bears no further liability. The aggregate amount of bid bonds outstanding is usually less than $0.5 million at any given time. The Company also secures its performance under operating and maintenance contracts with performance and completion bonds obtained from surety companies. The aggregate amount of these bonds was approximately $3.5 million at December 31, 2006.

Minority Interest Put and Call Rights

Prior to March 20, 2006, the Company owned 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”). The minority stockholder had the right to require the Company to purchase the

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Commitments and Contingencies (Continued)

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

Prior to December 2005, the Company had an 80% interest in Windermere Utility Company. The stockholders rights agreement provided that the Company had the right to acquire the remaining 20% of Windermere at any time for $6.0 million payable in common stock of the Company provided certain market value thresholds were attained. The minority stockholder of Windermere had the right to require the Company to purchase the shares beginning in October 2005 on essentially the same terms, depending on the prevailing market value of the common stock. In December 2005, the minority stockholder elected to exercise its right and the Company issued 450,644 shares of its common stock in exchange for the remaining Windermere shares (Note 2).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Earnings per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Numerators—Net income applicable to common stockholders:
Income from continuing operations	$9,328	$7,301	$4,673
Less preferred stock dividends	(24)	(24)	(24)
Income from continuing operations applicable to common stockholders	9,304	7,277	4,649
Cumulative effect of change in accounting principle	71	—	—
Loss from discontinued operations	—	(4,902)	(139)
Net income applicable to common stockholders	$9,375	$2,375	$4,510
Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	22,928	20,859	18,473
Plus shares issued on assumed exercise of stock options and warrants	435	752	940
Diluted weighted average common shares outstanding	23,363	21,611	19,413
Earning (loss) per share applicable to common stockholders:
Basic:
Continuing operations	$0.41	$0.35	$0.25
Cumulative effect of change in accounting principle	—	—	—
Discontinued operations	—	(0.24)	(0.01)
Net income applicable to common stockholders	$0.41	$0.11	$0.24
Diluted:
Continuing operations	$0.40	$0.34	$0.24
Cumulative effect of change in accounting principle	—	—	—
Discontinued operations	—	(0.23)	(0.01)
Net income applicable to common stockholders	$0.40	$0.11	$0.23

The difference between basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares. As described in Note 6, the Company has $12.6 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of December 31, 2006. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share (1.1 million shares as of December 31, 2006). At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Approximately 238,000, 314,000 and 332,000 stock options were excluded from the computation of diluted earnings per share in 2006, 2005 and 2004, respectively, due to their antidilutive effect.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash paid during the year for:
Interest	$8,343	$7,513	$6,679
Income taxes paid (refunded), net	(1,956)	(1,423)	1,769
Components of cash paid for acquisitions:
Fair value of assets acquired	$1,798	$13,931	$74,192
Liabilities assumed	(79)	(1,619)	(25,322)
Cash paid for acquisitions	$1,719	$12,312	$48,870
Components of proceeds from sale of discontinued operations:
Fair value of assets sold	$—	$12,748	$—
Liabilities assumed by buyer	—	(598)	—
Selling price	—	12,150	—
Transaction expenses	—	(1,874)	—
Held in escrow and included in other receivables	—	(1,070)	—
Net cash proceeds from sale of discontinued operations	$—	$9,206	$—
Non-cash investing and financing activities:
Common stock exchanged for 20% minority stockholder’s interest	$—	$6,000	$—
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	12,605	5,738	6,677
Debentures converted into common stock	3,498	1,142	2,427

Note 13. Stock-Based Incentive Compensation Plans

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application method. Generally, SFAS 123(R) is similar in approach to SFAS 123, which the Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. Because the Company has been recognizing compensation cost related to share-based payments since its 2002 adoption of SFAS 123, the 2006 adoption of SFAS 123(R) did not have a material effect on the consolidated financial statements.

The adoption of SFAS 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of options for which the requisite service is not expected to be rendered and reducing the periodic compensation cost recorded accordingly. As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as the cumulative effect of a change in accounting principle, to reflect the amount of compensation cost previously recognized related to outstanding options as of December 31, 2005 that are not expected to vest based on an estimate of forfeitures derived from historical data. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Stock-Based Incentive Compensation Plans (Continued)

share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow.The following table illustrates the pro forma effect if the Company had applied the provisions of SFAS 123(R) as of January 1, 2004:

	Years Ended December 31,
(In thousands)	2005	2004
Compensation cost related to share-based payments:
Recorded recognizing forfeitures as they occur	$966	$860
Net change	42	207
Pro forma compensation costs, estimating expected forfeitures	$1,008	$1,067

	Years Ended December 31,
	2005		2004
(In thousands, except per share data)	As Reported	Pro Forma	As Reported	Pro Forma
Income from continuing operations:
Before income taxes	$11,362	$11,320	$7,322	$7,115
Net of income taxes	7,301	7,274	4,673	4,541
Net income	2,399	2,372	4,534	4,402
Net income applicable to common stockholders	2,375	2,348	4,510	4,378
Basic income per common share:(1)
Income from continuing operations	0.35	0.35	0.25	0.25
Net income applicable to common	0.11	0.11	0.24	0.24
Diluted income per common share:(2)
Income from continuing operations	0.34	0.34	0.24	0.23
Net income applicable to common	0.11	0.11	0.23	0.23
Cash flows provided from continuing operations:(3)
Operating activities	24,691	23,988	17,137	16,773
Financing activities	18,154	18,857	65,273	65,637

(1)            Based on approximately 20.9 million and 18.5 million weighted average common shares outstanding during the years ended December 31, 2005 and 2004, respectively (Note 11).

(2)            Based on approximately 21.6 million and 19.4 million weighted average diluted common shares outstanding during the years ended December 31, 2005 and 2004, respectively (Note 11).

(3)            Reflects the effect of excess tax benefits from stock options exercised which SFAS 123(R) requires to be classified as cash provided by financing activities.

Stock-Based Equity Incentive Plans

The Company recognizes compensation cost in its consolidated financial statements based on the fair value of an award on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate expected option lives and

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Stock-Based Incentive Compensation Plans (Continued)

employee termination assumptions. In addition, groups of participants that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility of fair value is implied based on historical volatility of the Company’s common stock. The expected dividends are based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	Years Ended December 31,
	2006	2005	2004
Dividend yield	1.4%	1.7%	1.3%
Expected volatility	33.6%	24.3%	24.4%
Risk-free interest rate	4.8%	4.1%	3.7%
Expected life in years	4.5	5.7	5.8

The weighted average grant date fair value per share of options granted using these assumptions was $4.90, $3.01 and $3.70 per share for the years ended December 31, 2006, 2005 and 2004, respectively. Compensation expense arising from stock option grants was $1.1 million, $1.0 million and $0.9 million and the related income tax benefit was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, aggregate unrecognized compensation costs, before estimated forfeitures, was $1.3 million and is expected to be recognized over the next five years (2.1 years on a weighted average basis). The total fair value of options vested was $0.9 million, $1.3 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Prior to May 2006, the Company had two stock-based incentive compensation plans: a Stock Option Plan, and a Director Stock Option Plan. At the May 2006 annual meeting of stockholders, the stockholders approved a new Equity Incentive Plan, which incorporated the previously existing Stock Option Plan and Director Stock Option Plan.

Equity Incentive Plan (“EIP”)

The stockholder-approved Equity Incentive Plan (“EIP”) authorizes the Company to award up to 5.4 million shares of its common stock. As of December 31, 2006, 1.2 million shares were available for granting future awards under the plan which may be granted until May 16, 2016. The Company has reserved 1.2 million shares of its authorized common shares for issuance upon exercise of options granted.

Under the EIP, the Company may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to officers, employees and non-employee directors. The EIP provides that the exercise price may not be less than the fair market value of the stock on the date of grant. The Compensation and Organization Committee of the Board of Directors administers the EIP and establishes each award’s vesting schedule and term at the time of the award. The Committee has generally established straight-line vesting schedules over periods of two to five years. An award’s term may not exceed ten years from date of grant and have generally been set at seven years from date of grant. Options are forfeited

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Stock-Based Incentive Compensation Plans (Continued)

when they expire or in the event a participant terminates employment with the Company prior to the award vesting.

Stock Option Plan (“SOP”)

The stockholder-approved Stock Option Plan (“SOP”), as amended, authorized the Company to issue options to purchase up to 4.7 million shares of its common stock. Under the SOP, the Company could grant non-qualified stock options to officers, employees and consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. The Company could also grant non-qualified options to certain non-employee directors of the Company. Options granted subsequent to December 31, 1999 vest equally over a period of five years and expire seven years and one day from the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant. Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

Director Option Plan (“DOP”)

The stockholder-approved Director Option Plan (“DOP”), as amended, authorized the Company to issue options to purchase up to 0.8 million shares of its common stock to eligible non-employee directors. The DOP provided for an automatic annual grant of options to purchase 11,025 shares of the Company’s common stock to eligible non-employee directors of the Company on the date of the Company’s annual meeting of stockholders through 2014 at fair market value. New directors were initially granted options to purchase 11,025 shares of common stock upon appointment to the Board of Directors. DOP options granted after December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

Warrants

As of December 31, 2006, there are warrants to purchase 143,581 shares of common stock outstanding and exercisable. The warrants are exercisable anytime at $6.23 per share and expire in 2010. The warrants were issued in 2000 to consultants as compensation for their assistance in connection with an acquisition.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Stock-Based Incentive Compensation Plans (Continued)

Summary of All Stock-Based Equity Incentive Plans and Warrants

The following table summarizes all stock-based equity incentive plan and warrant activity during the three years ended December 31, 2006.

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
(In thousands, except exercise prices)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,641	$8.30	2,915	$7.65	2,747	$6.38
Granted	463	16.00	327	11.06	460	12.64
Exercised	(994)	6.98	(518)	12.33	(160)	3.49
Forfeited	(317)	11.48	(83)	11.14	(132)	9.78
Expired	(5)	2.38	—	—	—	—
Outstanding at end of year	1,788	10.29	2,641	8.30	2,915	7.65
Exercisable at end of year	926	7.53	1,624	6.91	1,740	6.16

The total intrinsic value of options exercised was $6.9 million, $3.3 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2006.

		Vested and
		Expected	Fully
(In thousands, except as indicated)	Outstanding	to Vest	Vested
Number of shares	1,788	1,667	926
Weighted average remaining contractual life in years	3.95	3.85	2.28
Weighted average exercise price per share	$10.29	$10.07	$7.53
Aggregate intrinsic value (at closing stock price of $13.76 per share)	$7,136	$6,952	$5,771

	Outstanding			Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	as of	Remaining	Average	as of	Average
	December 31	Contractual	Exercise	December 31,	Exercise
(In thousands, except per share and life in years data)	2006	Life	Price	2006	Price
Range of per share exercise prices:
$ 1.69 to $ 3.99	17	0.56 years	$3.34	16	$3.34
$ 4.00 to $ 7.99	544	2.47 years	6.16	544	6.16
$ 8.00 to $11.99	650	3.72 years	9.78	343	9.55
$12.00 to $17.75	577	5.72 years	14.96	23	12.88
$ 1.69 to $17.75	1,788	3.95 years	10.29	926	7.53

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Stock-Based Incentive Compensation Plans (Continued)

401(k) Retirement Plans

Substantially all employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974. The Company makes discretionary matching contributions to the plans that vest over a period of one to six years. The Company’s expense related to its matching contributions was $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 14. Employee Benefit Plans

Supplemental Executive Retirement Plan (“SERP”)

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death. Two executive officers of the Company were selected by the compensation committee of the Board of Directors to participate in the SERP and as of December 31, 2006, there is only one remaining participant in the SERP. Under the SERP, in most cases, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant’s average annual compensation multiplied by (2) the applicable compensation percentage as defined by the SERP less (3) the Social Security benefit for the most recent five years of employment. Compensation under the SERP is the participant’s base salary and excludes bonus and other forms of compensation. The plan measurement date is December 31st of each year. As discussed in Note 1, the Company adopted the balance sheet recognition requirements of SFAS 158 on December 31, 2006.

The following table details the components of the net periodic benefit costs and actuarial assumptions:

	Years Ended December 31,
(In thousands, except percentage data)	2006	2005	2004
Net periodic benefit costs:
Service cost	$66	$64	$59
Interest cost	75	78	75
Amortization of actuarial losses	15	52	48
Amortization of prior service cost	37	37	37
Total	$193	$231	$219
Actuarial assumptions:
Discount rate	5.3%	5.5%	5.5%
Rate of compensation increases	—%	5.0%	5.0%

The sole remaining participant in the SERP is nearing retirement and is not expected to receive any further compensation increases. The discount rate selected in 2006 reflects the Company’s estimate of an interest rate at which the benefit obligations can be settled and is a short-term rate, given the 2008 retirement date of the sole remaining participant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Employee Benefit Plans (Continued)

Summarized in the table below is information about the changes in the projected benefit obligation and the liability recognized in our consolidated balance sheets as of December 31, 2006 and 2005.

	December 31,
(In thousands)	2006	2005
Projected benefit obligation:
Balance at beginning of the year	$1,506	$1,420
Service cost	66	64
Interest cost	75	78
Actuarial gains	(423)	(56)
Balance at end of the year	1,224	1,506

Plan assets	—	—
Funded status	1,224	1,506

Unrecognized amounts:
Actuarial losses	—	(239)
Prior service costs	—	(125)
Net amount recognized in consolidated balance sheets	$1,224	$1,142

Amounts recognized in accumulated other comprehensive income:
Actuarial gains	$(198)	$—
Prior service cost	87	—
Related deferred income taxes	39	—
Amount recognized in consolidated balance sheets	$(72)	$—

The incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006 was to increase accumulated comprehensive income, long-term deferred income taxes and other liabilities by approximately $0.1 million each. The Company estimates that in 2007 less than $0.1 million of actuarial gains and prior service costs will be amortized from accumulated other comprehensive income into net periodic benefit cost.

The SERP is an unfunded plan. However, to assist in funding the benefit obligations, the Company has invested in a corporate-owned life insurance policy. The cash surrender value of the policy is designed to be equal to the net present value of the aggregate SERP benefit obligations. However, there is no direct relationship between the aggregate participants’ SERP benefits and the policy coverage. The cash surrender value of the policy was $1.4 million as of December 31, 2006 and $1.2 million as of December 31, 2005, and is included in non-current assets in the accompanying consolidated balance sheets (Note 5).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Employee Benefit Plans (Continued)

Deferred Compensation Plan (“DCP”)

The Company has a non-qualified deferred compensation plan (“DCP”) that permits key employees to annually elect to defer a portion of their compensation until their retirement. The retirement benefit to be provided is based upon the amount of compensation deferred. Deferred compensation expense was $0.1 million, $0.1 million and $0.1 million in 2006, 2005 and 2004, respectively. Total deferred compensation liabilities were $1.7 million and $1.4 million at December 31, 2006 and 2005, respectively.

To assist in funding the deferred compensation liability, the Company has invested in company-owned life insurance policies. The cash surrender value of these policies were $1.6 million and $1.6 million at December 31, 2006 and 2005, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets (Note 5).

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock through payroll deductions up to 10% of their salary, not to exceed

$25,000 per year. The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period. Under the ESPP, the Company issued approximately 21,000, 26,000 and 21,000 shares to employees in 2006, 2005 and 2004, respectively. The Company’s expense related to this plan was less than $0.1 million for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the Company is authorized to sell 1.3 million shares pursuant to the plan and 0.9 million shares are available for future purchases.

Note 15. Segment Information

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Segment Information (Continued)

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

The following table presents information about the operations of each segment for the three years ended December 31, 2006.

	Utility	Services
(In thousands)	Group	Group(1)	Corporate(2)	Eliminations(3)	Consolidated
Year ended December 31, 2006:
Revenues:
Unaffiliated customers	$86,321	$126,150	$—	$—	$212,471
Intersegment(1)(3)	1,611	40,424	—	(30,324)	11,711
Total revenues	87,932	166,574	—	(30,324)	224,182
Expenses:
Operating expenses—unaffiliated customers	47,551	119,146	—	—	166,697
Operating expenses—intersegment(3)	1,611	28,713	—	(30,324)	—
Selling, general and administrative	7,609	13,381	13,383	—	34,373
Impairment of goodwill	—	929	—	—	929
Total expenses	56,771	162,169	13,383	(30,324)	201,999
Operating income (loss)	31,161	4,405	(13,383)	—	22,183
Interest expense	(6,230)	(1,873)	(269)	—	(8,372)
Interest income	46	324	111	—	481
Other income (expense)	(3)	—	61	—	58
Income from continuing operations before income taxes	$24,974	$2,856	$(13,480)	$—	$14,350
Other information:
Depreciation and amortization	$8,537	$2,167	$333	—	$11,037
Additions to property, plant and equipment	42,883	1,648	9	—	44,540
Total assets as of period end date	419,867	71,107	11,050	(10,331)	491,693

See accompanying notes to the segment information following these tables.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Segment Information (Continued)

	Utility	Services
(In thousands)	Group	Group(1)	Corporate(2)	Eliminations(3)	Consolidated
Year ended December 31, 2005:
Revenues:
Unaffiliated customers	$78,884	$114,958	$—	$—	$193,842
Intersegment(1)(3)	1,081	31,324	—	(23,066)	9,339
Total revenues	79,965	146,282	—	(23,066)	203,181
Expenses:
Operating expenses—unaffiliated customers	44,359	109,901	—	—	154,260
Operating expenses—intersegment(3)	1,081	21,985	—	(23,066)	—
Selling, general and administrative	7,448	10,810	12,529	—	30,787
Total expenses	52,888	142,696	12,529	(23,066)	185,047
Operating income (loss)	27,077	3,586	(12,529)	—	18,134
Interest expense	(4,577)	(1,885)	(783)	—	(7,245)
Interest income	60	363	52	—	475
Other income (expense)	(48)	13	33	—	(2)
Income from continuing operations before income taxes	$22,512	$2,077	$(13,227)	$—	$11,362
Other information:
Depreciation and amortization	$7,117	$2,631	$424	—	$10,172
Additions to property, plant and equipment	35,476	1,402	92	—	36,970
Total assets as of period end date(4)	372,139	68,547	12,896	(8,857)	444,725
Year ended December 31, 2004:
Revenues:
Unaffiliated customers	$69,420	$105,073	$—	$—	$174,493
Intersegment(1)(3)	501	17,071	—	(12,470)	5,102
Total revenues	69,921	122,144	—	(12,470)	179,595
Expenses:
Operating expenses—unaffiliated customers	40,579	100,883	—	—	141,462
Operating expenses—intersegment(3)	501	11,969	—	(12,470)	—
Selling, general and administrative	6,272	9,440	11,177	—	26,889
Total expenses	47,352	122,292	11,177	(12,470)	168,351
Operating income (loss)	22,569	(148)	(11,177)	—	11,244
Interest expense	(3,303)	(1,824)	139	—	(4,988)
Interest income	383	499	20	—	902
Gain on sale of land	109	60	—	—	169
Other income (expense)	61	(91)	25	—	(5)
Income from continuing operations before income taxes	$19,819	$(1,504)	$(10,993)	$—	$7,322
Other information:
Depreciation and amortization	$5,458	$2,830	$210	—	$8,498
Additions to property, plant and equipment	23,176	2,338	139	—	25,653
Total assets as of period end date(4)	322,955	76,801	11,518	(6,465)	404,809

See accompanying notes to the segment information following these tables.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Segment Information (Continued)

Notes

(1)            Some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group and recognize a profit on those services. In accordance with SFAS 71, the Company does not eliminate the intersegment profit recognized on these services because the Company believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. The Company does, however, eliminate the Services Group’s revenues to the extent of its cost. Consequently, Services Group revenues reflected in the consolidated statements of income include intersegment gross profits as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Services Group revenues:
From unaffiliated customers	$126,150	$114,958	$105,073
Intersegment profits	11,711	9,339	5,102
Total revenues	$137,861	$124,297	$110,175

(2)            Consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to our reportable segments. Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

(3)            Reflects the elimination of Services Group revenues derived from the Utility Group, to the extent of costs as described in (1) above. In addition, a company in the Utility Group provides services to a company in the Services Group. Intersegment revenues and expenses, including all profit, associated with these services are fully eliminated upon consolidation.

(4)            During 2006, the Company elected to change the point in the segment information presentation at which intercompany receivable elimination entries were reflected in the calculation of segment assets. Total assets for 2005 and 2004 have been reclassified to reflect this change.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16. Selected Quarterly Financial Information (Unaudited)

Selected unaudited quarterly consolidated financial information is presented in the tables below. The fluctuations in revenues, operating income and net income between quarters reflects the seasonal nature of the Company’s operations.

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2006:
Revenues	$50,802	$55,360	$60,141	$57,879
Operating income	3,017	4,960	7,757	6,449
Income from continuing operations	701	1,816	3,672	3,139
Net income	772	1,816	3,672	3,139
Net income applicable to common stockholders	766	1,810	3,666	3,133
Basic earnings per common share:
Income from continuing operations	$0.03	$0.08	$0.16	$0.13
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.03	$0.08	$0.16	$0.13
Diluted earnings (loss) per common share:
Income from continuing operations	$0.03	$0.08	$0.16	$0.13
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.03	$0.08	$0.16	$0.13
Year Ended December 31, 2005:
Revenues	$45,231	$51,282	$54,668	$52,000
Operating income	1,485	6,490	6,129	4,030
Income (loss) from continuing operations	(127)	3,044	3,007	1,377
Loss from discontinued operations	(114)	(4,788)	—	—
Net income (loss)	(241)	(1,744)	3,007	1,377
Net income (loss) applicable to common stockholders	(247)	(1,750)	3,001	1,371
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.15	$0.14	$0.06
Loss from discontinued operations	—	(0.24)	—	—
Net income (loss) applicable to common stockholders	$(0.01)	$(0.09)	$0.14	$0.06
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.14	$0.14	$0.06
Loss from discontinued operations	—	(0.22)	—	—
Net income (loss) applicable to common stockholders	$(0.01)	$(0.08)	$0.14	$0.06

As more fully described in Note 2, the Company sold Master Tek during the second quarter of 2005.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
(In thousands)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,825	$2,458
Receivable from subsidiaries, net	68,235	64,320
Other current assets	5,746	7,299
Total current assets	75,806	74,077
Property, plant and equipment, net	569	733
Investments in subsidiaries	148,745	124,891
Other assets	4,734	4,911
	$229,854	$204,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Other current liabilities	$5,707	$5,732
Long-term debt:
Revolving line of credit	36,000	30,000
Convertible subordinated debentures	12,610	16,108
Deferred income taxes	4,630	2,457
Other liabilities	4,380	5,062
Commitments and contingencies
Stockholders’ Equity:
Cumulative preferred stock	458	461
Common stock	238	222
Additional paid-in capital	138,728	122,368
Retained earnings	27,031	22,202
Accumulated other comprehensive income	72	—
Total stockholders’ equity	166,527	145,253
	$229,854	$204,612

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2006	2005	2004
Revenues	$—	$—	$—
Selling, general and administrative expenses	1,389	1,283	3,595
Operating loss	(1,389)	(1,283)	(3,595)
Other income (expense):
Interest expense	(269)	(783)	(1,925)
Interest income	111	53	21
Other, net	61	32	2,089
Loss before income taxes from continuing operations	(1,486)	(1,981)	(3,410)
Income tax benefit	520	681	1,395
Loss from continuing operations	(966)	(1,300)	(2,015)
Cumulative effect of change in accounting principle, net of tax	71	—	—
Loss on sale of discontinued operations, net of tax	—	(3,624)	—
Loss before equity in net income of subsidiaries	(895)	(4,924)	(2,015)
Equity in net income of subsidiaries	10,294	7,323	6,549
Net income	$9,399	$2,399	$4,534

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$9,399	$2,399	$4,534
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(10,294)	(7,323)	(6,549)
Cumulative effect of change in accounting principle	(71)	—	—
Loss on sale of discontinued operations, net of tax	—	3,624	—
Depreciation and amortization	333	424	210
Deferred income taxes	1,877	1,738	594
Stock-based compensation expense	1,079	966	860
Changes in assets and liabilities, net of effects of acquisitions:
Other current assets	2,488	3,594	(7,452)
Other current liabilities	(1,310)	(2,102)	7,348
Other, net	(27)	(138)	767
Net cash provided by operating activities	3,474	3,182	312
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,719)	(12,312)	(48,871)
Purchase of minority interest	(1,013)	—	(2,900)
Additions to property, plant and equipment	(9)	(90)	(139)
Dividends received from subsidiaries	4,875	4,383	4,207
Cash proceeds from sale of discontinued operations	—	9,206	—
Net cash used in investing activities	2,134	1,187	(47,703)
Cash Flows from financing activities:
Net proceeds from direct stock purchase plan, employee stock purchase and stock option plans and director option plan	10,598	12,131	943
Revolving line of credit borrowings (repayments)	6,000	10,000	4,103
Excess tax benefit from stock options exercised	1,478	—	—
Net proceeds from issuance of common stock	—	—	41,109
Net change intercompany receivables and payables	(19,315)	(19,554)	4,771
Dividends paid	(5,000)	(4,221)	(3,523)
Repurchase of preferred stock	(2)	—	—
Deferred financing costs	—	(900)	—
Net cash provided by financing activities	(6,241)	(2,544)	47,403
Net increase (decrease) in cash and cash equivalents	(633)	1,825	12
Cash and cash equivalents at beginning of year	2,458	633	621
Cash and cash equivalents at end of year	$1,825	$2,458	$633

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO SCHEDULE I—CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the Registrant (the “Company”) are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

Other Income

Other income consists of management fees charged by the Company to its subsidiaries.

Stock-Based Compensation

The Company has a plan which allows for the granting of stock options. As more fully described in Note 13 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. The Company applies SFAS 123(R) to accounting for its stock option grants. Accordingly, compensation expense is recognized for the fair value of the stock options as of the grant dates over the vesting period.

Supplemental Executive Retirement Plan

As more fully described in Note 14 to consolidated financial statements, the Company has a supplemental executive retirement plan. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as a company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has historically used December 31st as the measurement date for its postretirement benefit plan. The adoption of SFAS 158 reduced total liabilities and increased total stockholders’ equity by less than $0.1 million, net of taxes. The adoption of SFAS 158 did not have a material effect on the consolidated financial statements for 2006 and the Company believes it will not have a material effect in 2007 and beyond.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating losses and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO SCHEDULE I—CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Note 1. Summary of Significant Accounting Policies (Continued)

settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. federal income tax return which includes all of its subsidiaries.

Note 2. Long-Term Debt

During 2001, the Company issued $20.0 million in long-term convertible subordinate debentures. The debentures bear a fixed interest rate of 6.85% and mature in 2021. Approximately $7.4 million of the debentures have been converted into the Company’s common stock in accordance with their terms and $12.6 million remain issued and outstanding as of December 31, 2006. The Company also had $36.0 million and $30.0 million of borrowings outstanding under its $100.0 million long-term revolving credit facility as of December 31, 2006 and 2005, respectively.

Note 3. Commitments and Contingencies

On January 19, 2007, the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico, and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against New Mexico Utilities, Inc., a New Mexico corporation, and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico, No. CV 200700609 (the “Action”). New Mexico Utilities, Inc. (“NMUI”) is one of the Company’s wholly-owned regulated utilities. The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company believes it has defenses to the Action which it intends to vigorously assert. If the Company does not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that the fair market value of its NMUI utility exceeds its recorded net book value as of December 31, 2006.

The Company and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District. A court date has not been set and, to date, liability insurance carriers have absorbed the costs of defense of the lawsuits. Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its financial position, results of operations or cash flows.

The Company is involved in other routine legal and administrative proceedings arising during the ordinary course of business. The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO SCHEDULE I—CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

Note 3. Commitments and Contingencies (Continued)

Minority Interest Put and Call Rights

Prior to March 20, 2006, the Company owned 90% of the outstanding common stock of Operations Technologies, Inc. (“OpTech”). The minority stockholder had the right to require the Company to purchase the remaining 10% of OpTech for the greater of $1.0 million or a formula-determined amount based on the profitability of OpTech. The Company had the right to purchase the remaining 10% of OpTech beginning in August 2006 at the same terms. On March 20, 2006, the minority stockholder elected to exercise its right and the Company acquired the shares based on the formula determined amount which was slightly more than the $1.0 million minimum amount.

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

Limitations on Dividends at our California and New Mexico Utilities

Two of the Company’s wholly-owned subsidiaries, Suburban Water Systems and New Mexico Utilities, Inc., are limited by their mortgage bond agreements as to the amount of cash and property dividends they may distribute to the Company. Dividend distributions have averaged $3.0 to $4.0 million per year and are less than the dividend restriction threshold by $45.6 million as of December 31, 2006.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Provision	Recoveries		Balance at
	Beginning of	Charged to	and / or	Accounts	End of
(In thousands)	Year	Expense	Acquisitions	Written Off	Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$2,152	$914	$(197)	$(1,037)	$1,832
Year ended December 31, 2005	2,170	1,088	(36)	(1,070)	2,152
Year ended December 31, 2004	1,597	1,129	227	(783)	2,170