Form 10-Q
period 2007-03-31
SOUTHWEST WATER CO
filed 2007-05-14
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☐                                         Accelerated filer  ☒                                          Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2007

Common Stock, $.01 par value per share	24,063,654 shares

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Southwest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwest Water Company and subsidiaries (“the Company”) as of March 31, 2007, the related condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, the related condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Los Angeles, California
May 14, 2007

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands)	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$3,013	$4,294
Accounts receivable, net	25,603	27,512
Other current assets	16,407	16,451
Total current assets	45,023	48,257

Property, Plant and Equipment, Net:
Regulated utilities	383,954	378,260
Non-regulated operations	11,292	11,365
Total property, plant and equipment, net	395,246	389,625

Other Assets:
Goodwill	33,152	33,152
Intangible assets	2,727	2,844
Other assets	18,236	17,815

	$494,384	$491,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,617	$12,746
Current portion of long-term debt	1,502	1,423
Other current liabilities	19,076	21,661
Total current liabilities	28,195	35,830

Other Liabilities and Deferred Credits:
Long-term debt	135,709	128,624
Deferred income taxes	28,370	26,011
Advances for construction	8,253	8,413
Contributions in aid of construction	110,564	110,024
Other liabilities and deferred credits	15,194	16,264

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	240	238
Additional paid-in capital	141,071	138,728
Retained earnings	26,256	27,031
Accumulated other comprehensive income	74	72
Total stockholders’ equity	168,099	166,527

	$494,384	$491,693

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006

Revenues:
Utility Group	$20,034	$17,973
Services Group	28,040	31,621
Total revenues	48,074	49,594

Expenses:
Utility Group operating expenses	11,596	10,397
Services Group operating expenses	25,002	27,795
Selling, general and administrative expenses	8,533	8,385
Total expenses	45,131	46,577

Operating income	2,943	3,017

Other income (expense):
Interest expense	(2,070)	(2,131)
Interest income	140	81
Other, net	(49)	139

Income before income taxes and change in accounting principle	964	1,106
Provision for income taxes	350	405

Income before change in accounting principle	614	701

Cumulative effect of change in accounting principle, net of tax	—	71

Net income	614	772

Preferred stock dividends	(6)	(6)

Net income applicable to common stockholders	$608	$766

Earnings per common share:
Basic:
Income before change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle	—	—
Net income applicable to common stockholders	$0.03	$0.03
Diluted:
Income before change in accounting principle	$0.03	$0.03
Cumulative effect of change in accounting principle	—	—
Net income applicable to common stockholders	$0.03	$0.03

Weighted average common shares outstanding:
Basic	23,882	22,293
Diluted	24,214	23,307

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Compre–	Total
	Number of		Number of		Paid-in	Retained	hensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2006	9	$458	23,802	$238	$138,728	$27,031	$72	$166,527

Comprehensive income:
Net income	—	—	—	—	—	614	—	614
Other comprehensive income, net of tax:
Amortization of actuarial net gain	—	—	—	—	—	—	(12)	(12)
Amortization of prior service costs	—	—	—	—	—	—	14	14
Comprehensive income								616

Dividend reinvestment and stock purchase plans	—	—	82	1	1,043	—	—	1,044
Proceeds from stock options exercised	—	—	128	1	364	—	—	365
Tax benefit from stock options exercised	—	—	—	—	382	—	—	382
Share-based compensation expense	—	—	—	—	408	—	—	408
Debenture conversions	—	—	14	—	146	—	—	146
Cash dividends declared	—	—	—	—	—	(1,389)	—	(1,389)

Balance at March 31, 2007	9	$458	24,026	$240	$141,071	$26,256	$74	$168,099

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$614	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(71)
Depreciation and amortization	3,030	2,685
Deferred income taxes	350	778
Share-based compensation expense	408	275
Gain on sales of land	—	(407)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,909	698
Other current assets	2,441	1,279
Other assets	(508)	(130)
Accounts payable	(5,128)	(3,274)
Other current liabilities	(2,980)	(1,940)
Other liabilities	(1,203)	(447)
Other, net	(30)	(39)
Net cash provided by (used in) operating activities	(1,097)	179

Cash flows from investing activities:
Additions to property, plant and equipment	(8,394)	(7,426)
Acquisitions of businesses, net of cash acquired	(558)	(1,231)
Purchase of minority interest	—	(1,010)
Proceeds from sales of land	33	427
Net cash used in investing activities	(8,919)	(9,240)

Cash flows from financing activities:
Borrowings under lines of credit	7,500	7,000
Proceeds from stock option and stock purchase plans	1,409	2,014
Capital improvement reimbursements	865	220
Contributions in aid of construction	485	702
Excess tax benefit from stock options exercised	380	362
Dividends paid	(1,389)	(1,186)
Payments on long-term debt	(308)	(303)
Repayment of advances for construction	(204)	(164)
Deferred financing costs	(3)	(6)
Net cash provided by financing activities	8,735	8,639

Net change in cash and cash equivalents	(1,281)	(422)
Cash and cash equivalents at beginning of year	4,294	2,764
Cash and cash equivalents at end of period	$3,013	$2,342

See accompanying notes to consolidated financial statements.

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

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting.  These interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.  The Company’s businesses are seasonal because they are affected by weather.  As a result, operating results for interim periods do not necessarily predict the operating results for any other interim period or for the full year.

Change in Presentation

Effective January 1, 2007, the Company elected to allocate a portion of its Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes (Note 10).  In prior periods, all operating expense overhead was reflected as operating expenses attributable to unaffiliated customers.  This change in allocation methodology increased the gross profit from sales to unaffiliated customers and decreased the gross profit from sales to affiliated customers by the same amount. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year amounts have been reclassified to conform to the 2007 presentation.

In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), the Company does not eliminate the intersegment profit recognized on sales to affiliated customers because the Company believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services.  The Company does, however, eliminate the Services Group’s revenues from affiliated customers to the extent of its cost.  Consequently, this change resulted in a decrease in the Services Group’s revenues and direct operating expenses reported in 2006 by the same amounts.  Consolidated gross profit, operating income and net income are unchanged.

Accounting Guidance and Pronouncements Adopted During 2007

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans.  Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  The balance sheet recognition provisions of SFAS 158 were effective for the Company’s fiscal year ended December 31, 2006 and, as a result, the Company began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income.  The adoption of SFAS 158 did not have a material effect on the consolidated financial statements.

FIN No. 48

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 requires companies to recognize the financial statement benefit of a tax position only after determining the relevant tax authority would “more likely than not” sustain the position following an examination by taxing authorities.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant taxing authority.

The Company adopted the provisions of FIN No. 48 on January 1, 2007.  On December 31, 2006 and March 31, 2007, the Company’s liabilities for uncertain tax positions are not significant.  The Company’s policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income.  Net interest and penalties incurred during the three months ended March 31, 2007 and 2006 were insignificant.

The Company is subject to federal and various state and local income taxes.  Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply.  The Company is no longer subject to federal, state and local income tax return examinations by taxing authorities for years before 2002.  The Company’s federal income tax returns for the 2002 through 2004 tax years were recently examined by the Internal Revenue Service.  The examination was concluded in February 2007 and resulted in no net change for the tax years examined.  State and local income tax returns from 2002 to the present and federal income tax returns from 2005 to the present are still subject to examinations by taxing authorities.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements.  This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  Adoption of SFAS 157 is required for the Company’s fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances.  While the Company is still evaluating the impact this statement will have on its consolidated financial statements, management currently believes the impact will not be material.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This statement permits companies to choose to measure many financial instruments and other specified items at fair value.  This statement is effective for the Company’s fiscal year beginning January 1, 2008 and will be applied prospectively.  While the Company is still evaluating the impact this statement will have on its consolidated financial statements, management currently believes the impact will not be material.

Note 2.       Acquisitions

In February 2007, the Company acquired a small water and wastewater collection utility in a high growth area of northern Mississippi, just south of Memphis, Tennessee.  The purchase price was $0.6 million in cash.  The assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary valuations.  The consolidated financial statements include the operations of the utility subsequent to its acquisition date.  The acquisition is not material to the Company’s consolidated results of operations.  The Company expects to finalize the purchase price allocation during 2007.

In May 2007, the Company acquired two additional water utilities in a high population growth area northwest of San Antonio, Texas (Note 11).

On March 20, 2006, the 10% minority interest stockholder in Operations Technology, Inc. (“OpTech”), a Georgia-based non-regulated business in the Company’s Services Group, exercised its right to require the Company to purchase the remaining 10% of OpTech stock that it did not already own for $1.0 million in cash (Note 4).  In connection with this acquisition, the Company allocated $0.5 million of the purchase price to finite-lived intangible assets and the remaining $0.5 million to goodwill.  The intangible assets, principally customer relationships and tradenames, are being amortized on a straight-line basis over a weighted-average amortization period of 8.1 years.

The acquisitions were funded with borrowings under the Company’s revolving line of credit.

Note 3.       Long-Term Debt

Long-term debt consists of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006

$100 million revolving credit facility	$43,500	$36,000

6.85% convertible subordinated debentures due 2021	12,457	12,610

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	11,614	11,807
5.77% fixed rate term loan due 2022	798	811
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	220	220
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	957	904
Total long-term debt payment obligations	136,356	129,162
Unamortized Monarch term loan fair value adjustments	855	885
Total long-term debt	137,211	130,047
Less current portion of long-term debt	(1,502)	(1,423)
Long-term debt, less current portion	$135,709	$128,624

The $100 million revolving line of credit commitment ends on April 1, 2010 (if not renewed or extended), at which time all borrowings must be repaid.  Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary depending upon the Company’s consolidated debt to equity ratio.  Currently, the applicable margins are 0.875% over the LIBOR rate or 0.25% under the prime rate.  The weighted-average interest rates on all credit facility borrowings outstanding were 6.15% as of March 31, 2007 and 6.23% as of December 31, 2006.

The Company had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under its revolving credit facility as of March 31, 2007, reducing available borrowings under the credit facility to $52.4 million as of that date.

Note 4.       Commitments and Contingencies

Legal Proceedings

New Mexico Utilities, Inc. (“NMUI”), one of the Company’s wholly-owned regulated utilities, has an agreement  with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the “Water Authority”), whereby the Water Authority treats the effluent from NMUI’s wastewater collection system for a fee.  The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits.  Return flow credits supplement NMUI’s existing water rights, enabling it to pump additional water from the basin.

In August 2004, the Water Authority increased the fee charged to NMUI, using a different formula than had been used in prior years.  The Company believes the increase violates the terms of the agreement.  Subsequently, the Water Authority also claimed ownership of the return flow credits.  The Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico, requesting that the Court settle these disputes.  In a letter ruling dated May 2, 2007, the Court ruled that the Water Authority could use a new formula to set fees for NMUI.  The Company intends to file a motion for reconsideration and believes that either the Court will reconsider the ruling or the ruling will be reversed by the Court of Appeals.  The Court has not ruled on whether the new rate was appropriate; made no determination as to any amount NMUI may owe to the Water Authority, or ruled on the ownership of the return flow credits.  Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $3.5 million as of March 31, 2007, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements.  The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Petition”).  The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain.  The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest.  The Company believes it has defenses to the Petition which it intends to vigorously assert.  If the Company does not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals.  NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn.  While it is too early to predict the outcome of this matter, the Company believes that the fair market value of its NMUI utility exceeds its recorded net book value as of March 31, 2007.

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services.  In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No.  B178283).  Oral arguments for the appeal are scheduled to be held on June 20, 2007.  To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Commitments Under Long-Term Service Contracts

In 2002, the Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and the Company is working with the CVWD to obtain its final acceptance of the completed project.  The $3.4 million standby letter of credit was released on May 3, 2007. Upon final acceptance of the project by the CVWD, the final $2.3 million of the total contract price, which is included in accounts receivable, will be released to the Company from the construction financing escrow account.  The Company expects to receive final acceptance during 2007.

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

Water Supply Commitments

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply.  The agreement requires the Company to purchase minimum quantities of water annually at a specified price.  The price is subject to annual adjustment for production cost increases incurred by the seller.  The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold.  As of March 31, 2007, the minimum annual purchase commitment is $0.5 million through 2024.  Construction of the well sites and pipe lines has been completed and the parties are in the process of obtaining final regulatory approval.  The Company expects to commence purchasing water pursuant to this contract during the first half of 2007.

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

Note 5.       Earnings Per Share

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006

Numerators—Net income applicable to common stockholders:
Income before change in accounting principle	$614	$701
Less preferred stock dividends	(6)	(6)
Income before change in accounting principle applicable to common stockholders	608	695
Cumulative effect of change in accounting principle	—	71
Net income applicable to common stockholders	$608	$766

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	23,882	22,293
Plus shares issued on assumed exercise of stock options and warrants	332	1,014
Diluted weighted average common shares outstanding	24,214	23,307

As described in Note 3, the Company has $12.5 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of March 31, 2007.  The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares as of March 31, 2007.  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 6.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Cash paid during the period for:
Interest	$1,801	$2,208
Income taxes paid (refunded), net	(724)	(1,852)

Components of cash paid for acquisitions:
Fair value of assets acquired	$565	$1,234
Liabilities assumed	(7)	(3)
Cash paid for acquisitions	$558	$1,231

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$89	$1,059
Debentures converted into common stock	153	1,687

Note 7.       Stock-Based Compensation Plans

The Company has two stock-based compensation plans: an Equity Incentive Plan and an Employee Stock Purchase Plan.

As more fully described in Note 13 to the Company’s consolidated financial statements included in its 2006 Annual Report on Form 10-K, effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  The adoption of SFAS 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of options for which the requisite service is not expected to be rendered and reducing the periodic compensation cost recorded accordingly.  As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as the cumulative effect of a change in accounting principle.

Equity Incentive Plan

The stockholder-approved Equity Incentive Plan (“EIP”) authorizes the Company to award up to 5.4 million shares of its common stock.  As of March 31, 2007, 1.092 million shares were available for granting future awards under the plan which may be granted until May 16, 2016.  The Company has reserved 2.816 million shares of its authorized common shares for issuance upon exercise of awards outstanding and future awards available for granting under the plan.  Under the EIP, the Company may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to officers, employees and non-employee directors.

The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Stock options	$398	275
Restricted stock awards	10	—
Share-based compensation expense	408	275
Income tax benefit	(148)	(101)
Share-based compensation expense, net of tax	$260	$174

Stock Options

The following table summarizes all stock option activity during the three months ended March 31, 2007:

		Weighted-
	Number	Average
	of	Exercise
(In thousands, except weighted average exercise prices)	Shares	Price

Outstanding at December 31, 2006	1,788	$10.29
Granted	210	12.80
Exercised	(183)	6.42
Forfeited	(118)	13.65
Expired	—	—
Outstanding at March 31, 2007	1,697	10.79

Exercisable at March 31, 2007	905	8.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Dividend yield	1.7%	1.3%
Expected volatility	34.3%	32.7%
Risk-free interest rate	4.5%	4.8%
Expected life in years	4.5	3.8

The weighted average grant date fair value of options granted using these assumptions was $3.06 and $4.83 per share for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock Awards

Under the EIP, the Company may award shares of restricted stock to employees that vest and are released to the employee as the vesting conditions are met.  The Committee has established a straight-line vesting schedule over a three-year period of continuous service to the Company for all awards granted to date.  Restricted stock is forfeited in the event a participant terminates employment with the Company prior to the award vesting.  The grant date fair value of stock awarded is recognized as compensation expense over the vesting term.

The following table summarizes all restricted stock award activity during the three months ended March 31, 2007:

Weighted-
	Number	Average
	of	Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Outstanding at December 31, 2006	—	$—
Awarded	27	12.76
Vested and released	—	—
Forfeited	—	—
Outstanding at March 31, 2007	27	12.76

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase
1.256 million shares of common stock through payroll deductions of up to 10% of their salary, not to exceed $25,000 per year.  The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period.  Under the ESPP, employees purchased 5,327 shares for $68,000 during the three months ended March 31, 2007 and 4,538 shares for $65,000 during the three months ended March 31, 2006.

The fair value of ESPP shares purchased is estimated a Black-Scholes option pricing model with the following weighted average assumptions used for 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Dividend yield	1.4%	1.4%
Expected volatility	33.6%	33.6%
Risk-free interest rate	4.8%	4.8%
Expected life in years	0.25	0.25

Compensation expense recognized by the Company resulting from employee stock purchases pursuant to this plan was approximately $10,000 for the three months ended March 31, 2007 and 2006.  As of March 31, 2007, 0.886 million shares remain available for future purchases.

Note 8.       Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”).  The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment.  The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum.  The discounts may range from 0% to 5%, as determined from time to time by the Company.  The DRIP and DSPP discounts offered by the Company are 5% for the DRIP and 0% for the DSPP as of March 31, 2007.  As of March 31, 2007, there are 3.696 million shares authorized for issuance under the plan of which 1.030 million shares remain available for issuance.

Note 9.       Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death.  The plan measurement date is December 31st of each year.  As discussed in Note 1, the Company adopted the balance sheet recognition requirements of SFAS 158 on December 31, 2006 and began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income.  The following table details the components of the net periodic benefit costs:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Service cost	$—	$17
Interest cost	16	19
Amortization of actuarial (gains) losses	(19)	4
Amortization of prior service costs	22	8
Net periodic benefit costs	$19	$48

The sole remaining participant in the plan has reached retirement age.  The plan provides that no additional benefits accrue upon reaching retirement age.  Summarized in the table below is information about the changes in the projected benefit obligation and the liability recognized in the consolidated balance sheet as of March 31, 2007.

March 31,
(In thousands)	2007

Projected benefit obligation:
Balance at December 31, 2006	$1,224
Interest cost	16
Payment of benefit obligation	(174)
Balance at March 31, 2007	$1,066

Amounts recognized in accumulated other comprehensive income:
Actuarial gains	$(180)
Prior service cost	66
Related deferred income taxes	40
Total	$(74)

Note 10.     Segment Information

The Company’s businesses are segmented into two operating groups: the Utility Group and the Services Group.  Each segment is a strategic business unit that offers different services.  They are managed separately since each business requires different operating and growth strategies.  The accounting policies of the segments are described in the summary of significant accounting policies in Note 1 to the audited financial statements included in the Company’s 2006 Form 10-K.

The Utility Group owns and operates public water and wastewater utilities in Alabama, California, New Mexico, Mississippi, Oklahoma and Texas.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  In the regulated utility subsidiaries, the rates that they charge for water and wastewater services are established by state or local regulatory authorities.  The service areas in which the Utility Group operates constitute monopolies with allowable rates determined by state or local regulatory agencies.

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

As more fully described in Note 1, effective January 1, 2007 the Company elected to allocate a portion of its Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes.  Prior year amounts have been reclassified to conform to the 2007 presentation.

The following table presents information about the operations of each segment for the three months ended March 31, 2007 and 2006.

	Utility	Services
(In thousands)	Group	Group(1)	Corporate (2)	Eliminations (3)	Consolidated

Three months ended March 31, 2007:
Revenues:
Unaffiliated customers	$20,034	$26,521	$—	$—	$46,555
Intersegment (1) (3)	452	7,220	—	(6,153)	1,519
Total revenues	20,486	33,741	—	(6,153)	48,074

Expenses:
Operating expenses–unaffiliated customers	11,596	25,002	—	—	36,598
Operating expenses–intersegment (3)	452	5,701	—	(6,153)	—
Selling, general and administrative	2,461	2,695	3,377	—	8,533
Total expenses	14,509	33,398	3,377	(6,153)	45,131

Operating income (loss)	5,977	343	(3,377)	—	2,943

Interest expense	(1,511)	(333)	(226)	—	(2,070)
Interest income	4	115	21	—	140
Other income (expense)	(64)	—	15	—	(49)
Income before income taxes	$4,406	$125	$(3,567)	$—	$964

See accompanying notes to the segment information following these tables.

	Utility	Services
(In thousands)	Group	Group(1)	Corporate (2)	Eliminations (3)	Consolidated

Three months ended March 31, 2006:
Revenues:
Unaffiliated customers	$17,973	$30,425	$—	$—	$48,398
Intersegment (1) (3)	366	7,488	—	(6,658)	1,196
Total revenues	18,339	37,913	—	(6,658)	49,594
Expenses:
Operating expenses–unaffiliated customers	10,397	27,795	—	—	38,192
Operating expenses–intersegment (3)	366	6,292	—	(6,658)	—
Selling, general and administrative	2,246	2,762	3,377	—	8,385
Total expenses	13,009	36,849	3,377	(6,658)	46,577

Operating income (loss)	5,330	1,064	(3,377)	—	3,017

Interest expense	(1,514)	(487)	(130)	—	(2,131)
Interest income	9	68	4	—	81
Other income (expense)	(12)	139	12	—	139
Income before income taxes and change in accounting principle	$3,813	$784	$(3,491)	$—	$1,106

Notes

(1)          Some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group and recognize a profit on those services.  In accordance with SFAS 71, the Company does not eliminate the intersegment profit recognized on these services because the Company believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services.  The Company does, however, eliminate the Services Group’s revenues from affiliated customers to the extent of its cost.  Consequently, Services Group revenues reflected in the consolidated statements of income include intersegment gross profits as follows:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006

Services Group revenues:
From unaffiliated customers	$26,521	$30,425
Intersegment profits	1,519	1,196
Total revenues	$28,040	$31,621

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

Note 11.     Subsequent Event

On May 3, 2007 the Company acquired all of the common stock of two water utilities that serve approximately 7,500 residents in a high population growth area northwest of San Antonio, Texas.  The purchase price was $4.9 million in cash.  The acquisitions were funded with borrowings under the Company’s revolving line of credit.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Southwest Water Company.  This MD&A also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should, “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A.  Risk Factors” in our 2006 Annual Report on Form 10-K.  Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made.  Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events, or otherwise.

The MD&A is intended to help the reader understand the results of operations, financial condition and cash flows of Southwest Water Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements included in this report.

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

Utility Group

Our Utility Group owns public water and wastewater utilities in Alabama, California, New Mexico, Oklahoma and Texas and, beginning in February 2007, Mississippi.  Except for our California utility, our utilities are operated by companies in our Services Group.  State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations.  The rates that our regulated utility subsidiaries charge for water and wastewater usage are established by state or local authorities.

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

In our pursuit of long-term Utility Group growth, during 2006 we acquired two small water utilities and the rights to provide water and wastewater utility service in developing areas located near Austin, Texas and, in February 2007, we acquired a small water and wastewater utility located in northern Mississippi, just south of Memphis, Tennessee.  While these acquisitions are insignificant to our financial results, both individually and in the aggregate, they are strategically important as they expand our utility ownership in areas that are currently experiencing significant population growth.

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”).  The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain.  The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to  customers and that the acquisition of NMUI is necessary, appropriate and in the public interest.  We believe we have defenses to the Action which we intend to vigorously assert.  If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals.  NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn.  While it is too early to predict the outcome of this matter, we believe that the fair market value of the NMUI utility exceeds its recorded net book value as of March 31, 2007.

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

The relationships we build with our service contract clients can position us for additional growth when a client decides to sell their utility.  Our 2006 acquisitions of small water and wastewater utilities are examples of this growth strategy, as they were operated by our Services Group prior to the sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs related to personnel, facilities, insurance, consulting and professional services, which support our sales, marketing, human resources, finance and administration functions for the entire company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to 2006

Revenues.  Revenues decreased $1.5 million, or 3.1%, to $48.1 million for three months ended March 31, 2007 from $49.6 million for the same period during the prior year.  By segment, revenues changed as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$20,034	$17,973	$2,061	41.7%	36.2%
Services Group	28,040	31,621	(3,581)	58.3%	63.8%
Total	$48,074	$49,594	$(1,520)	100.0%	100.0%

Utility Group.  Revenues increased $2.0 million, or 11.5%, to $20.0 million for the three months ended March 31, 2007, from
$18.0 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $1.7 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1st of 2006; and

•                  a $0.3 million increase at our New Mexico and Texas utilities primarily resulting from an increase in the number of connections and a fourth quarter 2006 rate increase at one of our Texas utilities.

Services Group.  Revenues decreased $3.6 million, or 11.3%, to $28.0 million for the three months ended March 31, 2007 from $31.6 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

	Three Months Ended
	March 31,			Percent of Revenues
(In thousands, except percentages)	2007	2006	Change	2007	2006

Revenues from unaffiliated customers	$26,521	$30,425	$(3,904)	78.6%	80.2%
Intersegment revenues	7,220	7,488	(268)	21.4%	19.8%
Total revenues	33,741	37,913	(4,172)	100.0%	100.0%
Intersegment cost eliminations	(5,701)	(6,292)	591
Total	$28,040	$31,621	$(3,581)

Revenues from unaffiliated customers decreased $3.9 million, or 12.8%, to $26.5 million for the three months ended March 31, 2007 from $30.4 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

•                  a $2.6 million decrease in contract operations, maintenance, public works and construction work in our southeast region due to contracts not renewed or canceled; and

•                  a $1.3 million decrease related to lower revenues from new housing construction-related work due primarily to inclement weather in the first quarter of 2007 compared to the prior year.

Intersegment revenues received from our Utility Group decreased by $0.3 million, or 3.6%, to $7.2 million for the three months ended March 31, 2007 from $7.5 million for the same period during the prior year.  The decrease in revenues results from a slight decrease in construction projects performed for our New Mexico and Texas utilities.

Direct Operating Expenses.  Direct operating expenses decreased $1.6 million, or 4.2%, to $36.6 million for the three months ended March 31, 2007 from $38.2 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$11,596	$10,397	$1,199	57.9%	57.8%
Services Group	25,002	27,795	(2,793)	89.2%	87.9%
Total	$36,598	$38,192	$(1,594)	76.1%	77.0%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues.  Total direct operating expenses are computed as a percentage of total revenues.

Utility Group.  Direct operating expenses increased $1.2 million, or 11.5%, to $11.6 million for the three months ended March 31, 2007, from $10.4 million for the same period during the prior year.  The increase in direct operating expenses was primarily due to the following:

•                  a $0.5 million increase in expenses at our New Mexico and Texas utilities resulting from an increase in depreciation expense, an increase in contract operation fees, and higher sewage treatment expenses; and

•                  a $0.7 million net increase in direct operating expenses at our California utility principally resulting from higher depreciation rates adopted under the rate case that went into effect on July 1, 2006 and a $0.4 million gain on sale of land recorded in 2006.

Direct operating expenses were 57.9% and 57.8% of related revenues for the three months March 31, 2007 and 2006, respectively.

Services Group.  Direct operating expenses decreased $2.8 million, or 10.0%, to $25.0 million for the three months ended March 31, 2007 from $27.8 million for the same period during the prior year.  The decrease in direct operating expenses was due to the following:

•                  a $2.4 million decrease related to non-renewed and canceled contracts in our southeast region; and

•                  a $0.9 million decrease primarily related to lower revenues from new housing construction-related work compared to the prior year due to inclement weather; partially offset by

•                  a $0.5 million increase in expenditures to correct past performance issues and to close out contracts in our southeast region.

Direct operating expenses as a percentage of the related revenues increased 1.3% to 89.2% for the three months ended March 31, 2007 compared to 87.9% for the same period during the prior year.

Gross Profit.  Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $0.1 million, or 0.6%, to $11.5 million for the three months ended March 31, 2007 from $11.4 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$8,438	$7,576	$862	42.1%	42.2%
Services Group	3,038	3,826	(788)	10.8%	12.1%
Total	$11,476	$11,402	$74	23.9%	23.0%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations.  Total gross profit is computed as a percentage of total revenues.

Utility Group.  Gross profit was 42.1% and 42.2% of related revenues for the three months ended March 31, 2007 and 2006, respectively, which is comparable between periods.

Services Group.  Gross profit for the three months ended March 31, 2007 and 2006 was comprised of the following:

	Three Months Ended
	March 31,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Gross profit on sales to:
Unaffiliated customers	$1,519	$2,630	$(1,111)	5.7%	8.6%
Affiliated customers (intersegment)	1,519	1,196	323	21.0%	16.0%
Total	$3,038	$3,826	$(788)	9.0%	10.1%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $1.1 million, or 42.2%, to $1.5 million for the three months ended March 31, 2007 from $2.6 million for the same period during the prior year.  Gross profit as a percent of revenues for 2007 was 5.7%, compared to 8.6% for 2006.  The decrease in gross margin percent is primarily related to the increased expenditures in our southeast region to correct past performance issues and to close out contracts.

Services Group gross profit on revenues from our Utility Group increased by $0.3 million, or 27.0% to $1.5 million for the three months ended March 31, 2007 from $1.2 million for the same period during the prior year.  The small increase is related to our successful efforts in managing costs of construction projects for our Texas and New Mexico utilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million, or 1.8%, to
$8.5 million for the three months ended March 31, 2007 compared to $8.4 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$2,461	$2,246	$215	12.3%	12.5%
Services Group	2,695	2,762	(67)	9.6%	8.7%
Corporate	3,377	3,377	—	—	—
Total	$8,533	$8,385	$148	17.7%	16.9%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues.  Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues.  The Utility Group increase is caused entirely by legal costs incurred in connection with the condemnation proceedings against our New Mexico utility.  In accordance with New Mexico statue, costs aggregating $0.2 million are expected to be reimbursed to us by the parties seeking condemnation should we prevail in the action.

Other Income (Expense).  Other expense increased $0.1 million, or 3.6%, to $2.0 million for the three months ended March 31, 2007 from $1.9 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,		Increase
(In thousands)	2007	2006	(Decrease)

Interest expense	$(2,070)	$(2,131)	$61
Interest income	140	81	59
Other, net	(49)	139	(188)
Total	$(1,979)	$(1,911)	$(68)

Interest Expense.  Interest expense decreased $0.1 million, or 2.9%, for the three months ended March 31, 2007 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006	Change

Mortgage bonds and bank term loans	$1,190	$1,232	$(42)
Revolving lines of credit	660	522	138
Convertible subordinated debentures	215	278	(63)
Other indebtedness	197	191	6
Total interest incurred	2,262	2,223	39
Less capitalized interest	(192)	(92)	(100)
Total interest expense	$2,070	$2,131	$(61)

The decrease in total interest incurred is primarily due to a decrease in borrowings levels on our mortgage bonds and bank term loans, and debentures that have been converted into common stock, offset by an increase in interest rates and borrowing levels related to our revolving line of credit.  The average balance of interest bearing debt outstanding increased to $133.6 million during the three months ended March 31, 2007 compared to $129.6 million for the prior year.  The additional borrowings were used to fund capital expenditures and acquisitions.  The weighted average interest rate on total borrowings was approximately 6.5% for the three months ended March 31, 2007 and 2006.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.3% for the three months ended March 31, 2007 and is comparable to 36.6% for the prior year.

NEW ACCOUNTING GUIDANCE AND PRONOUNCEMENTS ADOPTED DURING 2007

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans.  Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  The balance sheet recognition provisions of SFAS 158 were effective for our fiscal year ended December 31, 2006 and, as a result, we began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income.  The adoption of SFAS 158 did not have a material effect on the consolidated financial statements.

FIN No. 48

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 requires companies to recognize the financial statement benefit of a tax position only after determining the relevant tax authority would “more likely than not” sustain the position following an examination by taxing authorities.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant taxing authority.

We adopted the provisions of FIN No. 48 on January 1, 2007.  On December 31, 2006 and March 31, 2007, our liabilities for uncertain tax positions are not significant.  Our policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income.  Net interest and penalties incurred during the three months ended March 31, 2007 and 2006 were insignificant.

We are subject to federal and various state and local income taxes.  Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply.  We are no longer subject to federal, state and local income tax return examinations by taxing authorities for years before 2002.  Our federal income tax returns for the 2002 through 2004 tax years were recently examined by the Internal Revenue Service.  The examination was concluded in February 2007 and resulted in no net change for the tax years examined.  State and local income tax returns from 2002 to the present and federal income tax returns from 2005 to the present are still subject to examinations by taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements.  This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  Adoption of SFAS 157 is required for our fiscal year beginning January 1, 2008, and will be applied prospectively under most circumstances.  While we are still evaluating the impact this statement will have on the consolidated financial statements, we currently believe the impact will not be material.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This statement permits companies to choose to measure many financial instruments and other specified items at fair value.  This statement is effective for our fiscal year beginning January 1, 2008 and will be applied prospectively.  While we are still evaluating the impact this statement will have on the consolidated financial statements, we currently believe the impact will not be material.

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

Our statements of cash flows are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006	Change

Net cash provided by (used in):
Operating activities	$(1,097)	$179	$(1,276)
Investing activities	(8,919)	(9,240)	321
Financing activities	8,735	8,639	96
Decrease in cash and cash equivalents	$(1,281)	$(422)	$(859)

Cash Flows From Operating Activities.  Net cash used in operating activities increased by $1.3 million during the three months ended March 31, 2007 compared to the same period during the prior year.  Operational aspects of our businesses that affected working capital in 2007 versus 2006 are highlighted below:

•                  increased level of vendor payments in 2007 for goods and services used during the fourth quarter of 2006; offset by

•                  the benefit from increased consumption and higher water rates at our California utility; and

•                  increased revenues generated by our New Mexico and Texas utilities resulting from customer connection growth.

Cash Flows From Investing Activities.  Cash used in investing activities totaled $9.0 million for the three months ended March 31, 2007 compared to $9.2 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006	Change

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	$(8,394)	$(7,426)	$(968)
Acquisition of businesses, net of cash acquired	(558)	(1,231)	673
Purchase of minority interest	—	(1,010)	1,010
Proceeds from sales of land	33	427	(394)
Net cash used for investing activities	$(8,919)	$(9,240)	$321

The following table summarizes additions to property, plant and equipment additions for 2007 and 2006.

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Company-financed additions	$7,044	$6,504
Capital improvement reimbursements	865	220
Cash contributions received in aid of construction	485	702
Total cash additions to property, plant and equipment	8,394	7,426
Non-cash contributions in aid of construction	89	1,059
Total additions to property, plant and equipment	$8,483	$8,485

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

In March 2006, we acquired the remaining 10% interest in Operations Technology, Inc. that we did not already own for $1.0 million in cash.  We also made substantial investments in acquisitions during 2007 and 2006 and expect we will continue to do so in the future.

Cash Flows From Financing Activities.  During the first three months of 2007, we financed our growth through a broad range of capital initiatives:

•                  borrowed $7.5 million under our revolving line of credit;

•                  received $1.4 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan; and

•                  received $1.4 million of capital improvement reimbursements and contributions in aid of construction.

Revolving line of borrowings were primarily used to fund our investing activities and, to a lesser extent, to fund operations.  Additional borrowing availability under our revolving credit facility was $52.4 million as of March 31, 2007.

During the three months ended March 31, 2007, we paid dividends totaling $1.4 million and our quarterly dividend rate is currently $0.0576 per common share.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2007, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
		Remainder	2008	2010	2012
		of	and	and	and
(In thousands)	Total	2007	2009	2011	Beyond

Long-term debt (1):
Bank line of credit (2)	$43,500	$—	$—	$43,500	$—
Mortgage bonds (3)	45,000	—	—	—	45,000
Bank term loans (4)	32,413	617	1,645	1,646	28,505
Convertible subordinated debentures (5)	12,457	—	—	—	12,457
Economic development revenue bonds (6)	2,030	105	235	260	1,430
Notes payable and other (7)	956	451	505	—	—
Total long-term debt	136,356	1,173	2,385	45,406	87,392

Repayment of advances for construction (8)	9,183	770	1,494	928	5,991
Water purchase commitment (9)	7,972	345	920	920	5,787
Lease assignment obligations (10)	1,177	140	1,037	—	—
Operating lease obligations	28,245	4,733	7,593	4,692	11,227
Total obligations as of March 31, 2007 (11)	$182,933	$7,161	$13,429	$51,946	$110,397

(1)          Excludes interest payments, which are described in the following notes.  The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report and our 2006 Annual Report on Form 10-K.

(2)          The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain.  Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary based on our consolidated debt to equity ratio.  The weighted-average interest rate on our bank line of credit borrowings was 6.15% as of March 31, 2007.

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

(9)          Reflects the minimum annual contractual commitment to purchase water through 2024.  The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.  Construction of the well sites and pipe lines has been completed and the parties are in the process of obtaining final regulatory approval.  We expect to commence purchasing water pursuant to this contract during the first half of 2007; the commitment reflected above for 2007 is for the remainder of 2007 (nine months).

(10)    Interest on the lease assignment obligations is fixed at a weighted-average interest rate of 8.39% and is payable monthly.

(11)    Excludes preferred stock dividend obligations.  Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,158 shares of preferred stock outstanding as of March 31, 2007.  The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2007, we had $16.8 million of working capital and $5.1 million of operating lease and water purchase obligations payable during the remainder of 2007.  As of March 31, 2007, we also had $52.4 million of additional borrowings available under our line of credit facility, which expires on April 1, 2010.  In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $84.7 million of first mortgage bonds as of March 31, 2007.  However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders.  The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations.  Dividends have averaged $4.0 to $5.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $46.3 million as of March 31, 2007.  We were in compliance with all loan agreement covenants during the three months ended March 31, 2007.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants.  To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance as of March 31, 2007.  We may offer any of these securities for sale at any time and from time to time.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($52.4 million of which was available as of March 31, 2007 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months.  However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

In 2002, we were retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, we obtained a $3.4 million standby letter of credit as collateral to insure our performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and we are working with the CVWD to obtain its final acceptance of the project.  The $3.4 million standby letter of credit was released on May 3, 2007 and we expect to receive final acceptance during 2007.

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

As of March 31, 2007, we had irrevocable standby letters of credit in the amount of $4.1 million issued and outstanding under our credit facility, including the CVWD letter of credit described above.

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

In connection with the sale of a subsidiary in 2005, we made indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.  Our indemnities with respect to these matters are limited in terms of duration to periods ranging from one year to the expiration of the applicable statue of limitations.

OFF-BALANCE SHEET ARRANGEMENTS

Through the date of this report, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  We are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.  We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with our subsidiaries or us.

We lease some of our equipment and office facilities under operating leases which are deemed to be off-balance sheet arrangements.  Our future operating lease payment obligations are more fully described under the caption “— Contractual Obligations” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2007, we had $137.2 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  We have $43.5 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate.  Our variable-rate debt had a weighted average interest rate of 6.15% as of March 31, 2007.  A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.4 million per year.

Our fixed-rate debt, which has a carrying value of $93.7 million, has a fair value of $93.6 million as of March 31, 2007.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates.  Our fixed-rate debt had a weighted average interest rate of 6.5% as of March 31, 2007.  A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $6.0 million.

We do not use derivative financial instruments to manage or reduce these risks although we may do so in the future.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required by this Item 1 is contained in Note 4 to the consolidated financial statements, Part I, Item 1 of this report, under the captions “Legal Proceedings” and “EPA Investigations.”  The text under those captions is incorporated by reference into this
Item 1.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the Company’s repurchases of its common stock during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2007 – January 31, 2007	None	None	None	None

February 1, 2007 – February 28, 2007	None	None	None	None

March 1, 2007 – March 31, 2007	55,075	$14.74	None	None

Total	55,075	$14.74	None	None

(1)                      All of the shares purchased during the period were shares attested to the Company in satisfaction of the exercise price and tax withholding obligations by holders of employee stock options, who exercised options granted pursuant to the Company’s stock option plan.

ITEM 6.  EXHIBITS

Exhibit
Number		Exhibit Description

15	*	Letter regarding unaudited interim financial information from Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*      Filed herewith

ITEMS 1A, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Southwest Water Company (Registrant)

Dated: May 14, 2007	/s/ Cheryl L. Clary
Cheryl L. Clary
Chief Financial Officer