Form 10-Q
period 2007-06-30
SOUTHWEST WATER CO
filed 2007-08-09
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2007
Common Stock, $.01 par value per share	24,174,120 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Southwest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwest Water Company and subsidiaries (“the Company”) as of June 30, 2007, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, the related condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Los Angeles, California
August 9, 2007

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands)	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$2,892	$4,294
Accounts receivable, net	29,399	27,512
Other current assets	13,512	16,451
Total current assets	45,803	48,257

Property, Plant and Equipment, Net:
Regulated utilities	398,245	378,260
Non-regulated operations	13,440	11,365
Total property, plant and equipment, net	411,685	389,625

Other Assets:
Goodwill	33,152	33,152
Intangible assets	2,609	2,844
Other assets	18,070	17,815
	$511,319	$491,693
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,135	$12,746
Current portion of long-term debt	1,500	1,423
Other current liabilities	21,514	21,661
Total current liabilities	32,149	35,830

Other Liabilities and Deferred Credits:
Long-term debt	143,629	128,624
Deferred income taxes	27,360	26,011
Advances for construction	8,103	8,413
Contributions in aid of construction	113,708	110,024
Other liabilities and deferred credits	15,994	16,264

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	241	238
Additional paid-in capital	142,522	138,728
Retained earnings	27,079	27,031
Accumulated other comprehensive income	76	72
Total stockholders’ equity	170,376	166,527
	$511,319	$491,693

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues:
Utility Group	$23,554	$20,790	$43,588	$38,763
Services Group	31,421	33,506	59,461	65,127
Total revenues	54,975	54,296	103,049	103,890

Expenses:
Utility Group operating expenses	12,993	10,506	24,589	20,903
Services Group operating expenses	27,123	28,954	52,125	56,749
Selling, general and administrative expenses	9,312	9,208	17,845	17,593
Impairment of goodwill	—	668	—	668
Total expenses	49,428	49,336	94,559	95,913

Operating income	5,547	4,960	8,490	7,977

Other income (expense):
Interest expense	(2,124)	(2,121)	(4,194)	(4,252)
Interest income	76	174	216	255
Other, net	(12)	(150)	(61)	(11)

Income before income taxes and change in accounting principle	3,487	2,863	4,451	3,969
Provision for income taxes	1,264	1,047	1,614	1,452
Income before change in accounting principle	2,223	1,816	2,837	2,517
Cumulative effect of change in accounting principle, net of tax	—	—	—	71
Net income	2,223	1,816	2,837	2,588
Preferred stock dividends	(6)	(6)	(12)	(12)
Net income applicable to common stockholders	$2,217	$1,810	$2,825	$2,576

Earnings per common share:
Basic:
Income before change in accounting principle	$0.09	$0.08	$0.12	$0.11
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.09	$0.08	$0.12	$0.11

Diluted:
Income before change in accounting principle	$0.09	$0.08	$0.12	$0.11
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.09	$0.08	$0.12	$0.11

Weighted average common shares outstanding:
Basic	24,100	22,713	23,992	22,501
Diluted	24,386	23,451	24,301	23,338

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumlated
							Other
	Preferred Stock		Common Stock		Additional		Compre—	Total
	Number of		Number of		Paid-in	Retained	hensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2006	9	$458	23,802	$238	$138,728	$27,031	$72	$166,527

Comprehensive income:
Net income	—	—	—	—	—	2,837	—	2,837
Other comprehensive income, net of tax:
Amortization of actuarial net gain	—	—	—	—	—	—	(24)	(24)
Amortization of prior service costs	—	—	—	—	—	—	28	28
Comprehensive income								2,841

Dividend reinvestment and stock purchase plans	—	—	119	1	1,543	—	—	1,544
Proceeds from stock options exercised	—	—	157	2	640	—	—	642
Tax benefit from stock options exercised	—	—	—	—	394	—	—	394
Share-based compensation expense	—	—	27	—	863	—	—	863
Debenture conversions	—	—	34	—	354	—	—	354
Cash dividends declared	—	—	—	—	—	(2,789)	—	(2,789)

Balance at June 30, 2007	9	$458	24,139	$241	$142,522	$27,079	$76	$170,376

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$2,837	$2,588
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(71)
Depreciation and amortization	6,158	5,358
Deferred income taxes	1,596	1,694
Share-based compensation expense	863	585
Impairment of goodwill	—	668
Gain on sales of land	—	(407)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,761)	(2,516)
Other current assets	3,062	2,310
Other assets	(385)	(1,112)
Accounts payable	(3,625)	826
Other current liabilities	(608)	(97)
Other liabilities	(707)	(142)
Other, net	(33)	(37)
Net cash provided by operating activities	7,397	9,647

Cash flows from investing activities:
Additions to property, plant and equipment	(18,865)	(18,245)
Acquisitions of businesses, net of cash acquired	(6,547)	(1,247)
Purchase of minority interest	—	(1,012)
Proceeds from sales of land	41	427
Net cash used in investing activities	(25,371)	(20,077)

Cash flows from financing activities:
Borrowings under lines of credit	16,000	8,500
Proceeds from stock option and stock purchase plans	2,186	3,114
Capital improvement reimbursements	1,628	1,346
Contributions in aid of construction	556	1,311
Excess tax benefit from stock options exercised	394	598
Dividends paid	(2,789)	(2,389)
Payments on long-term debt	(1,042)	(699)
Repayment of advances for construction	(356)	(312)
Deferred financing costs	(5)	(6)
Net cash provided by financing activities	16,572	11,463
Net change in cash and cash equivalents	(1,402)	1,033
Cash and cash equivalents at beginning of year	4,294	2,764
Cash and cash equivalents at end of period	$2,892	$3,797

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007.  On December 31, 2006 and June 30, 2007, the Company’s liabilities for uncertain tax positions are not significant.  The Company’s policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income.  Net interest and penalties incurred during the three months and six months ended June 30, 2007 and 2006 were insignificant.

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

Note 2.       Acquisitions

During the six months ended June 30, 2007, the Company acquired:

•                  substantially all of the assets of a small water and wastewater collection utility in a high growth area of northern Mississippi, just south of Memphis, Tennessee, in February 2007; and

•                  all of the common stock of two water utilities in a high population growth area northwest of San Antonio, Texas in May 2007.

The aggregate purchase price for these acquisitions was $6.5 million in cash plus $0.8 million of liabilities assumed.  The assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary valuations.  The consolidated financial statements include the operations of the utilities subsequent to their respective acquisition dates.  The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.  The Company expects to finalize the purchase price allocations during 2007.

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

The acquisitions were funded with borrowings under the Company’s revolving line of credit.

Note 3.       Long-Term Debt

Long-term debt consists of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(In thousands)	2007	2006

$100 million revolving credit facility	$52,000	$36,000

6.85% convertible subordinated debentures due 2021	12,237	12,610

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	11,422	11,807
5.77% fixed rate term loan due 2022	785	811
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	220	220
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	834	904
Total long-term debt payment obligations	144,308	129,162
Unamortized Monarch term loan fair value adjustments	821	885
Total long-term debt	145,129	130,047
Less current portion of long-term debt	(1,500)	(1,423)
Long-term debt, less current portion	$143,629	$128,624

The $100 million revolving line of credit commitment ends on April 1, 2010 (if not renewed or extended), at which time all borrowings must be repaid.  Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary depending upon the Company’s consolidated debt to equity ratio.  Currently, the applicable margins are 0.875% over the LIBOR rate or 0.25% under the prime rate.  The weighted-average interest rates on all credit facility borrowings outstanding were 6.23% as of June 30, 2007 and 6.23% as of December 31, 2006.

The Company had irrevocable standby letters of credit in the amount of $0.7 million issued and outstanding under its revolving credit facility as of June 30, 2007, reducing available borrowings under the credit facility to $47.3 million as of that date.

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

In August 2004, the Water Authority increased the fee charged to NMUI, using a different formula than had been used in prior years.  The Company believes the increase violates the terms of the agreement.  Subsequently, the Water Authority also claimed ownership of the return flow credits.  The Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico, requesting that the Court settle these disputes.  In a letter ruling dated May 2, 2007, the Court ruled that the Water Authority could use a new formula to set fees for NMUI.  The Company has filed a motion for reconsideration and that motion is scheduled to be presented on October 2, 2007.  The Company believes that either the Court will reconsider the ruling or the ruling will ultimately be reversed by the Court of Appeals.  The Court has not ruled on whether the new rate was appropriate; has made no determination as to any amount NMUI may owe to the Water Authority, or ruled on the ownership of the return flow credits.  Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $3.9 million as of June 30, 2007, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements.  The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Petition”).  The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain.  The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest.  The Company believes it has defenses to the Petition which it intends to vigorously assert.  If the Company does not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals.  NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn.  While it is too early to predict the outcome of this matter, the Company believes that the fair market value of its NMUI utility exceeds its recorded net book value as of June 30, 2007.

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services.  In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No.  B178283).  Oral arguments for the appeal were presented on June 20, 2007 and the Company expects to receive a ruling within 60 to 90 days from that date.  To date, liability insurance carriers have absorbed the costs of defense of the lawsuits.  Based upon information available at this time, the Company does not expect that this action will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business.  The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

EPA Investigations

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury.  The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to the date of the subpoena.  The subsidiary has operated this facility since September 2004.  The facility was also served with search warrants executed by the EPA.  The Company is cooperating fully with the investigation and has provided the records requested.  There have been no further significant developments since May 5, 2005.

On May 18, 2005, the EPA executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury.  The Company is cooperating fully with the investigation and has provided the records requested.  There have been no further significant developments since July 20, 2006.

Commitments Under Long-Term Service Contracts

In 2002, the Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and the $3.4 million standby letter of credit was released on May 3, 2007.  The Company obtained final acceptance of the completed project from the CVWD in July 2007 and payment of the final $2.3 million of the total contract price, which is included in accounts receivable, was released to the Company from the construction financing escrow account.

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

During the term of the operating agreement, the Company may be liable for liquidated damages relating to any lost payments from a financial assistance agreement CVWD has with a state water agency, up to a maximum of $1.4 million per contract year.  The Company has also made guarantees to CVWD with respect to the quantity of finished water produced by the facility.  In the event the actual number of acre feet of finished water delivered is less than the water delivery guarantee, the Company is required to pay liquidated damages of approximately $600 per acre foot of shortfall, up to a maximum of 15.8 acre feet per day.  Finally, the Company has made guarantees with respect to seven measurable finished water quality standards.  Liquidated damages for failure to meet these quality standards range from $100 to $400 per day per failed quality standard (up to a maximum of $2,800 per day), depending on the number of violations per contract year.  The CVWD has not asserted any claims for liquidated damages pursuant to these guarantees through the date of this report.

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

Water Supply Commitments

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply.  The agreement requires the Company to purchase minimum quantities of water annually at a specified price.  The price is subject to annual adjustment for production cost increases incurred by the seller.  The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold.  As of June 30, 2007, the minimum annual purchase commitment is $0.5 million through 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Numerators—Net income applicable to common stockholders:
Income before change in accounting principle	$2,223	$1,816	$2,837	$2,517
Less preferred stock dividends	(6)	(6)	(12)	(12)
Income before change in accounting principle applicable to common stockholders	2,217	1,810	2,825	2,505
Cumulative effect of change in accounting principle	—	—	—	71
Net income applicable to common stockholders	$2,217	$1,810	$2,825	$2,576
Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,100	22,713	23,992	22,501
Plus shares issued on assumed exercise of stock options and warrants	286	738	309	837
Diluted weighted average common shares outstanding	24,386	23,451	24,301	23,338

As described in Note 3, the Company has $12.2 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of June 30, 2007.  The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares as of June 30, 2007.  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 6.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Six Months Ended
	June 30,
(In thousands)	2007	2006

Cash paid during the period for:
Interest	$4,179	$4,081
Income taxes paid (refunded), net	(725)	(1,956)

Components of cash paid for acquisitions:
Fair value of assets acquired	$7,386	$1,250
Liabilities assumed	839	(3)
Cash paid for acquisitions	$6,547	$1,247

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$3,153	$4,113
Debentures converted into common stock	373	2,929

Note 7.       Share-Based Compensation Plans

The Company has two share-based compensation plans: an Equity Incentive Plan and an Employee Stock Purchase Plan.

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

Equity Incentive Plan

The stockholder-approved Equity Incentive Plan (“EIP”) authorizes the Company to award up to 5.4 million shares of its common stock.  As of June 30, 2007, 0.980 million shares were available for granting future awards under the plan which may be granted until May 16, 2016.  The Company has reserved 2.786 million shares of its authorized common shares for issuance upon exercise of awards outstanding and future awards available for granting under the plan.  Under the EIP, the Company may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to officers, employees and non-employee directors.

The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Stock options	$403	$310	$801	$585
Restricted stock awards	52	—	62	—
Share-based compensation expense	455	310	863	585
Income tax benefit	(165)	(113)	(313)	(214)
Share-based compensation expense, net of tax	$290	$197	$550	$371

Stock Options

The following table summarizes all stock option activity during the six months ended June 30, 2007:

(In thousands, except weighted average exercise prices)	Number of Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2006	1,788	$10.29
Granted	333	12.78
Exercised	(213)	6.82
Forfeited	(118)	13.65
Expired	(10)	6.17
Outstanding at June 30, 2007	1,780	10.97

Exercisable at June 30, 2007	976	9.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Dividend yield	1.7%	1.4%
Expected volatility	34.4%	33.5%
Risk-free interest rate	4.6%	4.8%
Expected life in years	4.5	4.6

The weighted average grant date fair value of options granted using these assumptions was $3.96 and $4.84 per share for the three months ended June 30, 2007 and 2006, respectively, and $3.90 and $4.99 per share for the six months ended June 30, 2007 and 2006, respectively.

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

The following table summarizes all restricted stock award activity during the six months ended June 30, 2007:

(In thousands, except weighted average grant date fair value)	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2006	—	$—
Awarded	27	12.76
Vested and released	—	—
Forfeited	—	—
Outstanding at June 30, 2007	27	12.76

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.005 million shares of common stock through payroll deductions of up to 10% of their salary, not to exceed $25,000 per year.  The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period.  Under the ESPP, employees purchased 5,184 and 10,511 shares for $61,000 and $122,000 during the three months and six months ended June 30, 2007, respectively, and 4,615 and 9,153 shares for $61,000 and $119,000 during the three months and six months ended June 30, 2006, respectively.

The fair value of ESPP shares purchased is estimated using a Black-Scholes option pricing model with the following weighted average assumptions used for 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006

Dividend yield	1.4%	1.4%
Expected volatility	33.6%	33.6%
Risk-free interest rate	4.8%	4.8%
Expected life in years	0.25	0.25

Compensation expense recognized by the Company resulting from employee stock purchases pursuant to this plan was $12,000 and $11,000 for the three months ended June 30, 2007 and 2006, respectively, and $23,000 and $22,000 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, 0.630 million shares remain available for future purchases.

Note 8.       Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”).  The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment.  The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum.  The discounts may range from 0% to 5%, as determined from time to time by the Company.  The DRIP and DSPP discounts offered by the Company are 5% for the DRIP and 0% for the DSPP as of June 30, 2007.  As of June 30, 2007, there are 3.696 million shares authorized for issuance under the plan of which 0.998 million shares remain available for issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Service cost	$—	$15	$—	$32
Interest cost	16	19	32	38
Amortization of actuarial (gains) losses	(19)	5	(38)	9
Amortization of prior service costs	22	9	44	17
Net periodic benefit costs	$19	$48	$38	$96

The sole remaining participant in the plan has reached retirement age and the plan provides that no additional benefits accrue upon reaching retirement age.  Summarized in the table below is information about the changes in the projected benefit obligation and the liability recognized in the consolidated balance sheet as of June 30, 2007.

(In thousands)	June 30, 2007

Projected benefit obligation:
Balance at December 31, 2006	$1,224
Interest cost	32
Payment of benefit obligation	(174)
Balance at June 30, 2007	$1,082

Amounts recognized in accumulated other comprehensive income:
Actuarial gains	$(161)
Prior service cost	44
Related deferred income taxes	41
Total	$(76)

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

The following tables present information about the operations of each segment for the three months and six months ended June 30, 2007 and 2006.

(In thousands)	Utility Group	Services Group(1)	Corporate (2)	Eliminations (3)	Consolidated
Three months ended June 30, 2007:
Revenues:
Unaffiliated customers	$23,554	$30,711	$—	$—	$54,265
Intersegment (1) (3)	438	6,264	—	(5,992)	710
Total revenues	23,992	36,975	—	(5,992)	54,975

Expenses:
Operating expenses–unaffiliated customers	12,993	27,123	—	—	40,116
Operating expenses–intersegment (3)	438	5,554	—	(5,992)	—
Selling, general and administrative	1,928	3,554	3,830	—	9,312
Total expenses	15,359	36,231	3,830	(5,992)	49,428

Operating income (loss)	8,633	744	(3,830)	—	5,547

Interest expense	(1,589)	(271)	(264)	—	(2,124)
Interest income	6	62	8	—	76
Other income (expense)	(39)	—	27	—	(12)
Income (loss) before income taxes	$7,011	$535	$(4,059)	$—	$3,487

Three months ended June 30, 2006:
Revenues:
Unaffiliated customers	$20,790	$31,647	$—	$—	$52,437
Intersegment (1) (3)	384	9,571	—	(8,096)	1,859
Total revenues	21,174	41,218	—	(8,096)	54,296

Expenses:
Operating expenses–unaffiliated customers	10,506	28,954	—	—	39,460
Operating expenses–intersegment (3)	384	7,712	—	(8,096)	—
Selling, general and administrative	1,837	3,280	4,091	—	9,208
Impairment of goodwill	—	668	—	—	668
Total expenses	12,727	40,614	4,091	(8,096)	49,336

Operating income (loss)	8,447	604	(4,091)	—	4,960
Interest expense	(1,559)	(491)	(71)	—	(2,121)
Interest income	20	96	58	—	174
Other income (expense)	(13)	(139)	2	—	(150)
Income (loss) before income taxes and change in accounting principle	$6,895	$70	$(4,102)	$—	$2,863

See accompanying notes to the segment information following these tables.

	Utility	Services
(In thousands)	Group	Group(1)	Corporate (2)	Eliminations (3)	Consolidated
Six months ended June 30, 2007:
Revenues:
Unaffiliated customers	$43,588	$57,232	$—	$—	$100,820
Intersegment (1) (3)	890	13,484	—	(12,145)	2,229
Total revenues	44,478	70,716	—	(12,145)	103,049

Expenses:
Operating expenses–unaffiliated customers	24,589	52,125	—	—	76,714
Operating expenses–intersegment (3)	890	11,255	—	(12,145)	—
Selling, general and administrative	4,389	6,249	7,207	—	17,845
Total expenses	29,868	69,629	7,207	(12,145)	94,559

Operating income (loss)	14,610	1,087	(7,207)	—	8,490

Interest expense	(3,100)	(604)	(490)	—	(4,194)
Interest income	10	177	29	—	216
Other income (expense)	(103)	—	42	—	(61)
Income (loss) before income taxes	$11,417	$660	$(7,626)	$—	$4,451

Six months ended June 30, 2006:
Revenues:
Unaffiliated customers	$38,763	$62,072	$—	$—	$100,835
Intersegment (1) (3)	750	17,059	—	(14,754)	3,055
Total revenues	39,513	79,131	—	(14,754)	103,890

Expenses:
Operating expenses–unaffiliated customers	20,903	56,749	—	—	77,652
Operating expenses–intersegment (3)	750	14,004	—	(14,754)	—
Selling, general and administrative	4,083	6,042	7,468	—	17,593
Impairment of goodwill	—	668	—	—	668
Total expenses	25,736	77,463	7,468	(14,754)	95,913

Operating income (loss)	13,777	1,668	(7,468)	—	7,977

Interest expense	(3,073)	(978)	(201)	—	(4,252)
Interest income	29	164	62	—	255
Other income (expense)	(25)	—	14	—	(11)
Income (loss) before income taxes and change in accounting principle	$10,708	$854	$(7,593)	$—	$3,969

See accompanying notes to the segment information following these tables.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Services Group revenues:
From unaffiliated customers	$30,711	$31,647	$57,232	$62,072
Intersegment profits	710	1,859	2,229	3,055
Total revenues	31,421	33,506	59,461	65,127

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

In our pursuit of long-term Utility Group growth, during 2006 we acquired two small water utilities and the rights to provide water and wastewater utility service in developing areas located near Austin, Texas, in February 2007, we acquired a small water and wastewater utility located in northern Mississippi, just south of Memphis, Tennessee and, in May 2007, acquired two water and wastewater utilities near San Antonio, Texas.  While these acquisitions are insignificant to our financial results, both individually and in the aggregate, they are strategically important as they expand our utility ownership in areas that are currently experiencing significant population growth.

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”).  The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain.  The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to  customers and that the acquisition of NMUI is necessary, appropriate and in the public interest.  We believe we have defenses to the Action which we intend to vigorously assert.  If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals.  NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn.  While it is too early to predict the outcome of this matter, we believe that the fair market value of the NMUI utility exceeds its recorded net book value as of June 30, 2007.

Services Group

Our Services Group operates our contract service businesses in which we operate and maintain water and wastewater facilities owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including most of our own utilities.  Our Services Group operates primarily in Alabama, California, Colorado, Georgia, Mississippi, New Mexico and Texas.  While state and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations, our Services Group’s pricing is not subject to regulation.

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

The relationships we build with our service contract clients can position us for additional growth when a client decides to sell their utility.  Our 2006 acquisitions of small water and wastewater utilities are examples of this growth strategy, as they were operated by our Services Group prior to them being sold to us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs related to personnel, facilities, insurance, consulting and professional services, which support our sales, marketing, human resources, finance and administration functions for the entire company.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to 2006

Revenues.  Revenues increased $0.7 million, or 1.3%, to $55.0 million for the three months ended June 30, 2007 from $54.3 million for the same period during the prior year.  By segment, revenues changed as follows:

	Three Months Ended June 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$23,554	$20,790	$2,764	42.8%	38.3%
Services Group	31,421	33,506	(2,085)	57.2%	61.7%
Total	$54,975	$54,296	$679	100.0%	100.0%

Utility Group.  Revenues increased $2.8 million, or 13.3%, to $23.6 million for the three months ended June 30, 2007, from $20.8 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $2.4 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1st of 2006; and

•                  a $0.4 million increase at our Texas utilities primarily resulting from a small Austin, Texas-area utility acquisition and a fourth quarter 2006 rate increase at one of our other Texas utilities, partially offset by lower consumption due to the wet weather in the region during the 2nd quarter of 2007.

Services Group.  Revenues decreased $2.1 million, or 6.2%, to $31.4 million for the three months ended June 30, 2007 from $33.5 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

	Three Months Ended June 30,			Percent of Revenues
(In thousands, except percentages)	2007	2006	Change	2007	2006
Revenues from unaffiliated customers	$30,711	$31,647	$(936)	83.1%	76.8%
Intersegment revenues	6,264	9,571	(3,307)	16.9%	23.2%
Total revenues	36,975	41,218	(4,243)	100.0%	100.0%
Intersegment cost eliminations	(5,554)	(7,712)	2,158
Total	$31,421	$33,506	$(2,085)

Revenues from unaffiliated customers decreased $0.9 million, or 3.0%, to $30.7 million for the three months ended June 30, 2007 from $31.6 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

•                  a $2.7 million decrease in contract operations, maintenance, public works and construction work in our southeast region due to contracts not renewed or canceled; offset by

•                  a $1.8 million increase related to increased business activity combined with our successful efforts to review our contracts and increase prices.

Intersegment revenues received from our Utility Group decreased by $3.3 million, or 34.6%, to $6.3 million for the three months ended June 30, 2007 from $9.6 million for the same period during the prior year.  The decrease in revenues resulted from a decrease in construction projects performed for our New Mexico and Texas utilities due to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

Direct Operating Expenses.  Direct operating expenses increased $0.7 million, or 1.7%, to $40.1 million for the three months ended June 30, 2007 from $39.5 million for the same period during the prior year as follows:

	Three Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$12,993	$10,506	$2,487	55.2%	50.5%
Services Group	27,123	28,954	(1,831)	86.3%	86.4%
Total	$40,116	$39,460	$656	73.0%	72.7%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues.  Total direct operating expenses are computed as a percentage of total revenues.

Utility Group.  Direct operating expenses increased $2.5 million, or 23.7%, to $13.0 million for the three months ended June 30, 2007, from $10.5 million for the same period during the prior year.  The increase in direct operating expenses was primarily due to the following:

•                  a $1.4 million increase resulting from the recognition of a balancing account receivable in 2006 by our California utility pursuant to a California Public Utilities Commission (“CPUC”) decision which was recognized as a reduction of operating expenses;

•                  a $0.8 million net increase in direct operating expenses at our California utility principally resulting from higher water usage related to increased consumption and higher depreciation rates adopted under the rate case that went into effect on July 1, 2006; and

•                  a $0.3 million increase in expenses at our New Mexico and Texas utilities resulting from a small Austin, Texas area utility acquisition, an increase in depreciation expense, an increase in contract operation fees, and higher sewage treatment expenses.

Direct operating expenses were 55.2% and 50.5% of related revenues for the three months ended June 30, 2007 and 2006, respectively, primarily as a result of the recognition of a balancing account receivable in 2006 as mentioned above.  Excluding the balancing account, direct operating expenses as a percent of revenue were 57.3% for the three months ended June 30, 2006.

Services Group.  Direct operating expenses decreased $1.8 million, or 6.3%, to $27.1 million for the three months ended June 30, 2007 from $29.0 million for the same period during the prior year.  The decrease in direct operating expenses was due to the following:

•      a $2.9 million decrease related to contracts not renewed or canceled in our southeast region; offset by

•      a $1.1 million increase in direct costs associated with increased business activity.

Direct operating expenses as a percentage of the related revenues decreased 0.1% to 86.3% for the three months ended June 30, 2007 compared to 86.4% for the same period during the prior year.

Gross Profit.  Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $0.1 million, or 0.2%, to $14.9 million for the three months ended June 30, 2007 from $14.8 million for the same period during the prior year as follows:

	Three Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$10,561	$10,284	$277	44.8%	49.5%
Services Group	4,298	4,552	(254)	13.7%	13.6%
Total	$14,859	$14,836	$23	27.0%	27.3%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations.  Total gross profit is computed as a percentage of total revenues.

Utility Group.  Gross profit was 44.8% and 49.5% of related revenues for the three months ended June 30, 2007 and 2006, respectively, primarily related to the recognition of a balancing account receivable in 2006 as mentioned above.  Excluding the balancing account, gross profit as a percent of revenue was 42.7% for the three months ended June 30, 2006.

Services Group.  Gross profit for the three months ended June 30, 2007 and 2006 was comprised of the following:

	Three Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Gross profit on sales to:
Unaffiliated customers	$3,588	$2,693	$895	11.7%	8.5%
Affiliated customers (intersegment)	710	1,859	(1,149)	11.3%	19.4%
Total	$4,298	$4,552	$(254)	11.6%	11.0%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers increased by $0.9 million, or 33.2%, to $3.6 million for the three months ended June 30, 2007 from $2.7 million for the same period during the prior year.  Gross profit as a percent of revenues for 2007 was 11.7%, compared to 8.5% for 2006.  The increase in gross margin percent is primarily related to ongoing efforts to increase prices on our existing contracts.

Services Group gross profit on revenues from our Utility Group decreased by $1.1 million, or 61.8% to $0.7 million for the three months ended June 30, 2007 from $1.9 million for the same period during the prior year.  The decrease is related to a reduction in construction projects for our Texas and New Mexico utilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million, or 1.1%, to $9.3 million for the three months ended June 30, 2007 compared to $9.2 million for the same period during the prior year as follows:

	Three Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006
Utility Group	$1,928	$1,837	$91	8.2%	8.8%
Services Group	3,554	3,280	274	11.3%	9.8%
Corporate	3,830	4,091	(261)	—	—
Total	$9,312	$9,208	$104	16.9%	17.0%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues.  Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues.  The Utility Group increase is primarily caused by legal costs incurred in connection with the condemnation proceedings against our New Mexico utility.  In accordance with New Mexico statute, costs incurred during the quarter aggregating $0.2 million ($0.4 million incurred to date) are expected to be reimbursed to us by the parties seeking condemnation should we prevail in the action.  The Services Group expense increase resulted from higher salary, wages and related benefits attributable to upgrades in management and staff positions.  The Corporate decrease is a result of $0.7 million of CEO relocation expenses incurred in 2006, offset by $0.4 million of costs related to our Cornerstone project incurred during the second quarter of 2007.

The Cornerstone project is a company-wide initiative to reengineer our business processes and integrate our information systems onto a single platform across the entire company utilizing state-of-the-art systems and technology.  Our existing systems are inefficient because, for the most part, they are standalone legacy systems that were in place when we acquired many of our companies.  These individual standalone systems are costly to operate and maintain and make the consolidation and sharing of data between the various platforms labor intensive and time-consuming.

We are investing in this new technology to enable us to gather and disseminate information on a more timely basis at reduced costs thereby improving customer service and enhancing operational efficiencies.  Although expenditures related to portions of this initiative will be capitalized, certain costs will be expensed as incurred.

Impairment of Goodwill.  During the three months ended June 30, 2006, we recorded impairment charges totaling $0.7 million, primarily related to our water and wastewater testing laboratory.

Other Income (Expense).  Other expense was $2.1 million for the three months ended June 30, 2007 and for the same period during the prior year as follows:

	Three Months Ended June 30,		Increase
(In thousands)	2007	2006	(Decrease)

Interest expense	$(2,124)	$(2,121)	$(3)
Interest income	76	174	(98)
Other, net	(12)	(150)	138
Total	$(2,060)	$(2,097)	$37

Interest Expense.  Interest expense was $2.1 million for the three months ended June 30, 2007 and 2006.  The major components of interest expense were as follows:

	Three Months Ended June 30,
(In thousands)	2007	2006	Change

Mortgage bonds and bank term loans	$1,193	$1,202	$(9)
Revolving lines of credit	789	607	182
Convertible subordinated debentures	214	227	(13)
Other indebtedness	151	216	(65)
Total interest incurred	2,347	2,252	95
Less capitalized interest	(223)	(131)	(92)
Total interest expense	$2,124	$2,121	$3

The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit, offset by reduced borrowings related to our other indebtedness as well as higher levels of capitalized interest.  The average balance of interest bearing debt outstanding increased to $141.2 million during the three months ended June 30, 2007 compared to $132.0 million for the prior year.  The additional borrowings were used to fund capital expenditures and acquisitions.  The weighted average interest rate on total borrowings was approximately 6.0% for the three months ended June 30, 2007 and 6.4% for the same period last year.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.2% for the three months ended June 30, 2007 and is comparable to 36.6% for the prior year.

Six Months Ended June 30, 2007 Compared to 2006

Revenues.  Revenues decreased $0.9 million, or 0.8%, to $103.0 million for six months ended June 30, 2007 from $103.9 million for the same period during the prior year.  By segment, revenues changed as follows:

	Six Months Ended June 30,		Increase	Percent of Revenues
(Inthousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$43,588	$38,763	$4,825	42.3%	37.3%
Services Group	59,461	65,127	(5,666)	57.7%	62.7%
Total	$103,049	$103,890	$(841)	100.0%	100.0%

Utility Group.  Revenues increased $4.8 million, or 12.4%, to $43.6 million for the six months ended June 30, 2007, from $38.8 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $4.2 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1st of 2006; and

•                  a $0.6 million increase at our Texas utilities primarily resulting from a small Austin, Texas area utility acquisition and a fourth quarter 2006 rate increase at one of our Texas utilities.

Services Group.  Revenues decreased $5.7 million, or 8.7%, to $59.5 million for the six months ended June 30, 2007 from $65.1 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

	Six Months Ended June 30,			Percent of Revenues
(In thousands, except percentages)	2007	2006	Change	2007	2006

Revenues from unaffiliated customers	$57,232	$62,072	$(4,840)	80.9%	78.4%
Intersegment revenues	13,484	17,059	(3,575)	19.1%	21.6%
Total revenues	70,716	79,131	(8,415)	100.0%	100.0%
Intersegment cost eliminations	(11,255)	(14,004)	2,749
Total	$59,461	$65,127	$(5,666)

Revenues from unaffiliated customers decreased $4.8 million, or 7.8%, to $57.2 million for the six months ended June 30, 2007 from $62.1 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

•                  a $5.3 million decrease in contract operations, maintenance, public works and construction work in our southeast region due to contracts not renewed or canceled; and

•                  a $1.3 million decrease related to lower revenues from new housing construction due to a slowdown in housing starts as well as inclement weather compared to the prior year; offset by

•                  a $1.8 million increase related to increased business activity combined with our ongoing efforts to review our contracts and increase prices.

Intersegment revenues received from our Utility Group decreased by $3.6 million, or 21.0%, to $13.5 million for the six months ended June 30, 2007 from $17.1 million for the same period during the prior year.  The decrease in revenues resulted from a decrease in construction projects performed for our New Mexico and Texas utilities due to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

Direct Operating Expenses.  Direct operating expenses decreased $0.9 million, or 1.2%, to $76.7 million for the six months ended June 30, 2007 from $77.7 million for the same period during the prior year as follows:

	Six Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$24,589	$20,903	$3,686	56.4%	53.9%
Services Group	52,125	56,749	(4,624)	87.7%	87.1%
Total	$76,714	$77,652	$(938)	74.4%	74.7%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues.  Total direct operating expenses are computed as a percentage of total revenues.

Utility Group.  Direct operating expenses increased $3.7 million, or 17.6%, to $24.6 million for the six months ended June 30, 2007, from $20.9 million for the same period during the prior year.  The increase in direct operating expenses was primarily due to the following:

•                  a $1.4 million increase resulting from the recognition of a balancing account receivable in 2006 by our California utility pursuant to a CPUC decision which was recognized as a reduction of operating expenses; and

•                  a $1.1 million net increase in direct operating expenses at our California utility principally resulting from higher water usage related to increased consumption and higher depreciation rates adopted under the rate case that went into effect on July 1, 2006, and

•                  a $1.2 million increase in expenses at our New Mexico and Texas utilities resulting from a small Austin, Texas area utility acquisition, an increase in depreciation expense, an increase in contract operation fees, and higher sewage treatment expenses.

Direct operating expenses were 56.4% and 53.9% of related revenues for the six months ended June 30, 2007 and 2006, respectively, primarily as a result of the recognition of a balancing account receivable in 2006 as mentioned above.  Excluding the balancing account, direct operating expenses as a percent of revenue were 57.5% for the six months ended June 30, 2006.

Services Group.  Direct operating expenses decreased $4.6 million, or 8.1%, to $52.1 million for the six months ended June 30, 2007 from $56.7 million for the same period during the prior year.  The decrease in direct operating expenses was due to the following:

•      a $4.9 million decrease related to contracts not renewed or canceled in our southeast region net of cost increases to correct past performance issues; and

•      a $0.9 million decrease primarily related to lower revenues from new housing construction-related work compared to the prior year due to inclement weather; partially offset by

•      a $1.1 million increase in direct costs associated with increased business activity.

Direct operating expenses as a percentage of the related revenues increased 0.6% to 87.7% for the six months ended June 30, 2007 compared to 87.1% for the same period during the prior year.

Gross Profit.  Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $0.1 million, or 0.4%, to $26.3 million for the six months ended June 30, 2007 from $26.2 million for the same period during the prior year as follows:

	Six Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$18,999	$17,860	$1,139	43.6%	46.1%
Services Group	7,336	8,378	(1,042)	12.3%	12.9%
Total	$26,335	$26,238	$97	25.6%	25.3%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations.  Total gross profit is computed as a percentage of total revenues.

Utility Group.  Gross profit was 43.6% and 46.1% of related revenues for the six months ended June 30, 2007 and 2006, respectively, primarily related to the recognition of a balancing account receivable in 2006 as mentioned above.  Excluding the balancing account, gross profit as a percent of revenue was 42.5% for the six months ended June 30, 2006.

Services Group.  Gross profit for the six months ended June 30, 2007 and 2006 was comprised of the following:

	Six Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Gross profit on sales to:
Unaffiliated customers	$5,107	$5,323	$(216)	8.9%	8.6%
Affiliated customers (intersegment)	2,229	3,055	(826)	16.5%	17.9%
Total	$7,336	$8,378	$(1,042)	10.4%	10.6%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $0.2 million, or 4.1%, to $5.1 million for the six months ended June 30, 2007 from $5.3 million for the same period during the prior year.  Gross profit as a percent of revenues for 2007 was 8.9%, compared to 8.6% for 2006.  The increase in gross margin percent is primarily related to our ongoing effort to review contracts and increase prices as allowed under existing contracts or when renewing contracts.

Services Group gross profit on revenues from our Utility Group decreased by $0.8 million, or 27.0% to $2.2 million for the six months ended June 30, 2007 from $3.1 million for the same period during the prior year.  The decrease is related to the reduction in construction work for our Texas and New Mexico utility operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.2 million, or 1.4%, to $17.8 million for the six months ended June 30, 2007 compared to $17.6 million for the same period during the prior year as follows:

	Six Months Ended June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$4,389	$4,083	$306	10.1%	10.5%
Services Group	6,249	6,042	207	10.5%	9.3%
Corporate	7,207	7,468	(261)	—	—
Total	$17,845	$17,593	$252	17.3%	16.9%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues.  Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues.  The Utility Group increase is caused primarily by legal costs incurred in connection with the condemnation proceedings against our New Mexico utility.  In accordance with New Mexico statute, costs incurred aggregating $0.4 million through June 30, 2007 are expected to be reimbursed to us by the parties seeking condemnation should we prevail in the action.  The Services Group expense increase resulted from higher salary, wages and related benefits attributable to upgrades in management and staff positions.  Corporate expenses decreased as result of $0.7 million of CEO relocation expenses incurred in 2006, offset by $0.4 million of costs incurred related to our Cornerstone project which commenced in 2007.

The Cornerstone project is a company-wide initiative to reengineer our business processes and integrate our information systems onto a single platform across the entire company utilizing state-of-the-art systems and technology.  Our existing systems are inefficient because, for the most part, they are standalone legacy systems that were in place when we acquired many of our companies.  These individual standalone systems are costly to operate and maintain and make the consolidation and sharing of data between the various platforms labor intensive and time-consuming.

We are investing in this new technology to enable us to gather and disseminate information on a more timely basis at reduced costs thereby improving customer service and enhancing operational efficiencies.  Although expenditures related to portions of this initiative will be capitalized, certain costs will be expensed as incurred.

Impairment of Goodwill.  During the six months ended June 30, 2006, we recorded impairment charges totaling $0.7 million, primarily related to our water and wastewater testing laboratory.

Other Income (Expense).  Other expenses were $4.0 million for the six months ended June 30, 2007 and 2006 as follows:

	Six Months Ended June 30,		Increase
(In thousands)	2007	2006	(Decrease)

Interest expense	$(4,194)	$(4,252)	$58
Interest income	216	255	(39)
Other, net	(61)	(11)	(50)
Total	$(4,039)	$(4,008)	$(31)

Interest Expense.  Interest expense decreased $0.1 million, or 1.4%, for the six months ended June 30, 2007 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change

Mortgage bonds and bank term loans	$2,383	$2,433	$(50)
Revolving lines of credit	1,449	1,129	320
Convertible subordinated debentures	428	506	(78)
Other indebtedness	349	407	(58)
Total interest incurred	4,609	4,475	134
Less capitalized interest	(415)	(223)	(192)
Total interest expense	$4,194	$4,252	$(58)

The increase in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit, offset by a decrease in borrowing levels related to our other indebtedness as well as higher levels of capitalized interest.  The average balance of interest bearing debt outstanding increased to $137.5 million during the six months ended June 30, 2007 compared to $130.4 million for the prior year.  The additional borrowings were used to fund capital expenditures and acquisitions.  The weighted average interest rate on total borrowings was approximately 6.1% for the six months ended June 30, 2007 and 6.5% for the same period in the prior year.

Provision for Income Taxes.  Our effective consolidated income tax rate was 36.3% for the six months ended June 30, 2007 and is comparable to 36.6% for the prior year.

NEW ACCOUNTING GUIDANCE AND PRONOUNCEMENTS ADOPTED DURING 2007

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans.  Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  The balance sheet recognition provisions of SFAS 158 were effective for our fiscal year ended December 31, 2006 and, as a result, we began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income.  The adoption of SFAS 158 did not have a material effect on our consolidated financial statements.

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

We adopted the provisions of FIN No. 48 on January 1, 2007.  On December 31, 2006 and June 30, 2007, our liabilities for uncertain tax positions are not significant.  Our policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income.  Net interest and penalties incurred during the three months and six months ended June 30, 2007 and 2006 were insignificant.

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

•                  obtain external financing for major acquisitions; and

•                  maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change

Net cash provided by (used in):
Operating activities	$7,397	$9,647	$(2,250)
Investing activities	(25,371)	(20,077)	(5,294)
Financing activities	16,572	11,463	5,109
Decrease in cash and cash equivalents	$(1,402)	$1,033	$(2,435)

Cash Flows From Operating Activities.  Net cash provided by operating activities decreased by $2.3 million during the six months ended June 30, 2007 compared to the same period during the prior year.  Operational aspects of our businesses that affected working capital in 2007 versus 2006 are highlighted below:

•                  increased level of vendor payments in 2007 for goods and services used during the fourth quarter of 2006; offset by

•                  increased revenues generated by our California and Texas utilities resulting from rate increases.

Cash Flows From Investing Activities.  Cash used in investing activities totaled $25.4 million for the six months ended June 30, 2007 compared to $20.1 million for the same period during the prior year as follows:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	$(18,865)	$(18,245)	$(620)
Acquisition of businesses, net of cash acquired	(6,547)	(1,247)	(5,300)
Purchase of minority interest	—	(1,012)	1,012
Proceeds from sales of land	41	427	(386)
Net cash used in investing activities	$(25,371)	$(20,077)	$(5,294)

The following table summarizes additions to property, plant and equipment additions for 2007 and 2006.

	Six Months Ended June 30,
(In thousands)	2007	2006

Company-financed additions	$16,681	$15,588
Capital improvement reimbursements	1,628	1,346
Cash contributions received in aid of construction	556	1,311
Total cash additions to property, plant and equipment	18,865	18,245
Non-cash contributions in aid of construction	3,153	4,113
Total additions to property, plant and equipment	$22,018	$22,358

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our California, Texas and New Mexico utilities and, in 2007, include $2.4 million of expenditures related to the Cornerstone project.  Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.  In 2007, we expect to spend approximately $29.0 million on cash additions, principally within our Utility Group, and expect to receive $7.0 million of CIAC resulting in total expected additions to property, plant and equipment of approximately $36.0 million.

In March 2006, we acquired the remaining 10% interest in Operations Technology, Inc. that we did not already own for $1.0 million in cash.  We also made substantial investments in acquisitions during 2007 and 2006 and expect we will continue to do so in the future.

Cash Flows From Financing Activities.  During the first six months of 2007, we financed our growth through a broad range of capital initiatives:

•                  borrowed $16.0 million under our revolving line of credit;

•                  received $2.2 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan; and

•                  received $2.2 million of capital improvement reimbursements and contributions in aid of construction.

Revolving line of borrowings were primarily used to fund our investing activities and, to a lesser extent, to fund operations.  Additional borrowing availability under our revolving credit facility was $47.3 million as of June 30, 2007.

During the six months ended June 30, 2007, we paid dividends totaling $2.8 million and our quarterly dividend rate is currently $0.0576 per common share.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2007, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
		Remainder	2008	2010	2012
		of	and	and	and
(In thousands)	Total	2007	2009	2011	Beyond

Long-term debt (1):
Bank line of credit (2)	$52,000	$—	$—	$52,000	$—
Mortgage bonds (3)	45,000	—	—	—	45,000
Bank term loans (4)	32,207	411	1,645	1,646	28,505
Convertible subordinated debentures (5)	12,237	—	—	—	12,237
Economic development revenue bonds (6)	2,030	105	235	260	1,430
Notes payable and other (7)	834	252	582	—	—
Total long-term debt	144,308	768	2,462	53,906	87,172
Repayment of advances for construction (8)	9,130	671	1,540	928	5,991
Water purchase commitment (9)	7,857	230	920	920	5,787
Lease assignment obligations (10)	1,131	94	1,037	—	—
Operating lease obligations	26,667	3,155	7,593	4,692	11,227
Total obligations as of June 30, 2007 (11)	$189,093	$4,918	$13,552	$60,446	$110,177

(1)          Excludes interest payments, which are described in the following notes.  The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report and our 2006 Annual Report on Form 10-K.

(2)          The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain.  Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary based on our consolidated debt to equity ratio.  The weighted-average interest rate on our bank line of credit borrowings was 6.23% as of June 30, 2007.

(3)          Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

(4)          Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.54% and is payable semiannually.

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

(11)    Excludes preferred stock dividend obligations.  Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,155 shares of preferred stock outstanding as of June 30, 2007.  The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2007, we had $13.7 million of working capital and $3.4 million of operating lease and water purchase obligations payable during the remainder of 2007.  As of June 30, 2007, we also had $47.3 million of additional borrowings available under our line of credit facility, which expires on April 1, 2010.  In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $87.5 million of first mortgage bonds as of June 30, 2007.  However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders.  The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations.  Dividends have averaged $4.0 to $5.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $47.8 million as of June 30, 2007.  We were in compliance with all loan agreement covenants during the six months ended June 30, 2007.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants.  To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance as of June 30, 2007.  We may offer any of these securities for sale at any time and from time to time.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($47.3 million of which was available as of June 30 2007 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months.  However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

In 2002, we were retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, we obtained a $3.4 million standby letter of credit as collateral to insure our performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and the $3.4 million standby letter of credit was released on May 3, 2007.  We obtained final acceptance of the completed project from the CVWD in July 2007 and payment of the final $2.3 million of the total contract price, which is included in accounts receivable, was released to us from the construction financing escrow account.

We now operate the completed plant under a twenty-year operating agreement.  The CVWD service contract contains three guarantees related to our performance during the term of the operating agreement.  The agreement provides for liquidated damages in the event we fail to perform for reasons other than those caused by “uncontrollable circumstances,” as such term is defined in the agreement.

During the term of the operating agreement, we may be liable for liquidated damages relating to any lost payments from a financial assistance agreement CVWD has with a state water agency, up to a maximum of $1.4 million per contract year.  We have also made guarantees to CVWD with respect to the quantity of finished water produced by the facility.  In the event the actual number of acre feet of finished water delivered is less than the water delivery guarantee, we are required to pay liquidated damages of approximately $600 per acre foot of shortfall, up to a maximum of 15.8 acre feet per day.  Finally, we have made guarantees with respect to seven measurable finished water quality standards.  Liquidated damages for failure to meet these quality standards range from $100 to $400 per day per failed quality standard (up to a maximum of $2,800 per day), depending on the number of violations per contract year.  The CVWD has not asserted any claims for liquidated damages pursuant to these guarantees through the date of this report.

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

As of June 30 2007, we had irrevocable standby letters of credit in the amount of $0.7 million issued and outstanding under our credit facility.

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

We lease some of our equipment and office facilities under operating leases which are deemed to be off-balance sheet arrangements.  Our future operating lease payment obligations are more fully described under the caption “–Contractual Obligations” above.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2007, we had $145.1 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  We have $52.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate.  Our variable-rate debt had a weighted average interest rate of 6.23% as of June 30, 2007.  A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.5 million per year.

Our fixed-rate debt, which has a carrying value of $93.1 million, has a fair value of $88.4 million as of June 30, 2007.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates.  Our fixed-rate debt had a weighted average interest rate of 6.5% as of June 30, 2007.  A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $6.1 million.

We do not use derivative financial instruments to manage or reduce these risks although we may do so in the future.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Information required by this Item 1 is contained in Note 4 to the consolidated financial statements, Part I, Item 1 of this report, under the captions “Legal Proceedings” and “EPA Investigations.”  The text under those captions is incorporated by reference into this Item 1.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 22, 2007.  The total number of shares of the Company’s common and preferred stocks issued, outstanding and entitled to vote at the meeting was 24,045,588 shares of which 21,147,255 were present at the meeting either in person or by proxy.  The following proposals were submitted to stockholders with the following results:

Proposal 1.  To elect three persons as Class III Directors each for a three-year term:

•                  H. Frederick Christie–votes “For” – 20,227,902; votes “Withheld” – 919,353

•                  Anton C. Garnier–votes “For” – 20,744,284; votes “Withheld” – 402,971

•                  Linda Griego–votes “For” – 20,295,341; votes “Withheld” – 851,914

In addition to the directors elected above, the following directors’ term of office continued after the meeting:

Class I Directors (term expires in 2008)

•                  James C. Castle, PhD *

•                  William D. Jones

•                  Maureen A. Kindel

Class II Directors (term expires in 2009)

•                  Donovan D. Huennekens

•                  Richard G. Newman

•                  Mark A. Swatek

*                 As the Company reported in a Form 8-K dated July 20, 2007, Mr. Castle resigned as a director effective July 1, 2007.  On July 17, 2007, the Board of Directors elected Mr. Thomas Iino as a director to fill the vacancy created by the resignation of Mr. Castle for the unexpired portion of his term.

Proposal 2.  To approve the amendment extending the Company’s Employee Stock Purchase Plan:

•                  Votes “For” – 11,147,002

•                  Votes “Against” – 949,664

•                  Votes “Abstained” – 143,141

•                  Broker “Non-Votes” – 8,907,448

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

*                 Filed herewith

ITEMS 1A, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: August 9, 2007	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer