Form 10-Q
period 2007-09-30
SOUTHWEST WATER CO
filed 2007-11-09
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☐                                                 Accelerated filer  ☒                                                   Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2007
Common Stock, $.01 par value per share	24,232,637 shares

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Southwest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of Southwest Water Company and subsidiaries (“the Company”) as of September 30, 2007, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the related condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/  KPMG LLP

Los Angeles, California

November 9, 2007

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(In thousands)	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$2,419	$4,294
Accounts receivable, net	27,377	27,512
Other current assets	11,868	16,451
Total current assets	41,664	48,257

Property, Plant and Equipment, Net:
Regulated utilities	404,884	378,260
Non-regulated operations	16,966	11,365
Total property, plant and equipment, net	421,850	389,625

Other Assets:
Goodwill	34,647	33,152
Intangible assets	2,659	2,844
Other assets	18,917	17,815

	$519,737	$491,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,687	$12,746
Current portion of long-term debt	1,498	1,423
Other current liabilities	22,642	21,661
Total current liabilities	33,827	35,830

Other Liabilities and Deferred Credits:
Long-term debt	143,090	128,624
Deferred income taxes	29,365	26,011
Advances for construction	7,948	8,413
Contributions in aid of construction	116,128	110,024
Other liabilities and deferred credits	17,038	16,264

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	242	238
Additional paid-in capital	143,806	138,728
Retained earnings	27,757	27,031
Accumulated other comprehensive income	78	72
Total stockholders’ equity	172,341	166,527

	$519,737	$491,693

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues:
Utility Group	$26,041	$25,839	$69,629	$64,602
Services Group	31,317	33,105	90,778	98,232
Total revenues	57,358	58,944	160,407	162,834

Expenses:
Utility Group operating expenses	15,030	14,539	39,619	35,442
Services Group operating expenses	28,608	29,272	80,733	86,021
Selling, general and administrative expenses	8,437	7,115	26,282	24,708
Impairment of goodwill	—	261	—	929
Total expenses	52,075	51,187	146,634	147,100

Operating income	5,283	7,757	13,773	15,734

Other income (expense):
Interest expense	(2,182)	(2,081)	(6,376)	(6,333)
Interest income	291	108	507	363
Other, net	(41)	11	(102)	—

Income before income taxes and change in accounting principle	3,351	5,795	7,802	9,764
Provision for income taxes	(1,276)	(2,123)	(2,890)	(3,575)

Income before change in accounting principle	2,075	3,672	4,912	6,189

Cumulative effect of change in accounting principle, net of tax	—	—	—	71

Net income	2,075	3,672	4,912	6,260

Preferred stock dividends	(6)	(6)	(18)	(18)

Net income applicable to common stockholders	$2,069	$3,666	$4,894	$6,242

Earnings per common share:
Basic:
Income before change in accounting principle	$0.09	$0.16	$0.20	$0.27
Cumulative effect of change in accounting principle	—	—	—	0.01
Net income applicable to common stockholders	$0.09	$0.16	$0.20	$0.28

Diluted:
Income before change in accounting principle	$0.08	$0.16	$0.20	$0.27
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.08	$0.16	$0.20	$0.27

Weighted average common shares outstanding:
Basic	24,178	23,069	24,054	22,691
Diluted	24,472	23,422	24,357	23,184

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2006	9	$458	23,802	$238	$138,728	$27,031	$72	$166,527

Comprehensive income:
Net income	—	—	—	—	—	4,912	—	4,912
Other comprehensive income, net of tax:
Amortization of actuarial net gain	—	—	—	—	—	—	(37)	(37)
Amortization of prior service costs	—	—	—	—	—	—	43	43
Comprehensive income								4,918

Dividend reinvestment and stock purchase plans	—	—	158	2	2,066	—	—	2,068
Proceeds from stock options exercised	—	—	172	2	765	—	—	767
Tax benefit from stock options exercised	—	—	—	—	414	—	—	414
Share-based compensation expense	—	—	27	—	1,311	—	—	1,311
Debenture conversions	—	—	50	—	522	—	—	522
Cash dividends declared	—	—	—	—	—	(4,186)	—	(4,186)

Balance at September 30, 2007	9	$458	24,209	$242	$143,806	$27,757	$78	$172,341

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$4,912	$6,260
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(71)
Depreciation and amortization	9,187	8,115
Deferred income taxes	2,890	1,020
Share-based compensation expense	1,311	834
Impairment of goodwill	—	929
Gain on sales of land	—	(407)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	261	(4,114)
Other current assets	3,618	5,333
Other assets	(1,329)	(1,701)
Accounts payable	(3,073)	(1,286)
Other current liabilities	648	2,086
Other liabilities	(419)	826
Other, net	(11)	37
Net cash provided by operating activities	17,995	17,861

Cash flows from investing activities:
Additions to property, plant and equipment	(29,953)	(29,699)
Acquisitions of businesses, net of cash acquired	(6,547)	(1,809)
Purchase of minority interest	—	(1,013)
Proceeds from sales of land	42	427
Net cash used in investing activities	(36,458)	(32,094)

Cash flows from financing activities:
Borrowings under lines of credit	16,000	6,000
Capital improvement reimbursements	3,046	2,630
Proceeds from stock option and stock purchase plans	2,835	7,083
Excess tax benefit from stock options exercised	414	1,289
Contributions in aid of construction	360	2,969
Dividends paid	(4,186)	(3,622)
Payments on long-term debt	(1,372)	(1,101)
Repayment of advances for construction	(509)	(507)
Deferred financing costs	—	(46)
Net cash provided by financing activities	16,588	14,695

Net change in cash and cash equivalents	(1,875)	462
Cash and cash equivalents at beginning of year	4,294	2,764
Cash and cash equivalents at end of period	$2,419	$3,226

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

Change in Presentation

Effective January 1, 2007, the Company elected to allocate a portion of its Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes (Note 11).  In prior periods, all operating expense overhead was reflected as operating expenses attributable to unaffiliated customers.  This change in allocation methodology increased the gross profit from sales to unaffiliated customers and decreased the gross profit from sales to affiliated customers by the same amount.  In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year amounts have been reclassified to conform to the 2007 presentation.

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

In the third quarter of 2006, the Company centralized many of its common business functions into a shared services departmental structure which was classified as selling, general and administrative expenses.  Effective January 1, 2007 the Company concluded that these expenses were more operational in nature and elected to classify these expenses as direct operating expenses.  As a result, prior year amounts have also been reclassified to conform to the 2007 presentation.

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

FIN No. 48

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 requires companies to recognize the financial statement benefit of a tax position only after determining the relevant tax authority would “more likely than not” sustain the position following an examination by the taxing authority.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant taxing authority.

As of December 31, 2006 and September 30, 2007, the Company’s liabilities for uncertain tax positions were not significant.  The Company’s policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income.  Net interest and penalties incurred during the three months and nine months ended September 30, 2007 and 2006 were insignificant.

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

Note 2.       Acquisitions

During the nine months ended September 30, 2007, the Company acquired:

•                  substantially all of the assets of a small water and wastewater collection utility in a high growth area of northern Mississippi, just south of Memphis, Tennessee, in February 2007; and

•                  all of the common stock of two water utilities in a high population growth area northwest of San Antonio, Texas in May 2007.

The aggregate purchase price for these acquisitions was $6.5 million in cash plus $2.5 million of liabilities assumed.  The assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary valuations.  Utility plant totaling $7.2 million, identifiable finite-lived intangible assets (principally customer relationships) totaling $0.2 million and goodwill totaling $1.5 million were recorded.  Approximately $6.4 million, including goodwill, is not deductible for income tax purposes.  As a result, a $1.7 million deferred income tax liability was also recorded.

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

Note 3.       Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 11), during the nine months ended September 30, 2007.

	Utility	Services
(In thousands)	Group	Group	Total

Balance, December 31, 2006	$15,899	$17,253	$33,152

Businesses acquired during the year	1,495	—	1,495
Balance, September 30, 2007	$17,394	$17,253	$34,647

The Company has acquired several businesses during 2007, all of which were accounted for as purchases (Note 2).  As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values based on preliminary valuations with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill.

Note 4.       Long-Term Debt

Long-term debt consists of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006

$100 million revolving credit facility	$52,000	$36,000

6.85% convertible subordinated debentures due 2021	12,060	12,610

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	11,229	11,807
5.77% fixed rate term loan due 2022	772	811
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	220	220
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	709	904
Total long-term debt payment obligations	143,800	129,162
Unamortized Monarch term loan fair value adjustments	788	885
Total long-term debt	144,588	130,047
Less current portion of long-term debt	(1,498)	(1,423)
Long-term debt, less current portion	$143,090	$128,624

The $100 million revolving line of credit commitment ends on April 1, 2010 (if not renewed or extended), at which time all borrowings must be repaid.  Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary depending upon the Company’s consolidated debt to equity ratio.  Currently, the applicable margins are 0.875% over the LIBOR rate or 0.25% under the prime rate.  The weighted-average interest rates on all credit facility borrowings outstanding were 6.32% as of September 30, 2007 and 6.23% as of December 31, 2006.

The Company had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under its revolving credit facility as of September 30, 2007, reducing available borrowings under the credit facility to $46.0 million as of that date.

Note 5.       Commitments and Contingencies

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

In August 2004, the Water Authority increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases in prior years.  The Company believes the increase violates the terms of a written agreement between the parties.  Subsequently, the Water Authority also claimed ownership of the return flow credits.  The Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico, requesting that the Court settle these disputes.  In a letter ruling dated May 2, 2007, the Court ruled that the Water Authority could use a new formula to set fees for NMUI.  The Company filed a motion for reconsideration and that motion was denied on October 2, 2007.  The matter has now been set for trial in the fall of 2008.  The Court has not ruled on whether the new rate was appropriate; has made no determination as to any amount NMUI may owe to the Water Authority, or ruled on the ownership of the return flow credits.  Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $4.4 million as of September 30, 2007, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements.  The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

In September 2007, NMUI received a $0.7 million retroactive billing adjustment from the Water Authority covering the period from August 2003 through April 2006 for the volume of wastewater it believes NMUI discharged into the treatment system versus the amount reported by NMUI.  The amounts reported by NMUI were based on a calculation methodology that had been agreed to by both parties and used for years, including years prior to the billing adjustment period.  NMUI is contesting the billing adjustment.  Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the retroactive billing and therefore has not recognized a reserve for any potential liability for this amount in the accompanying consolidated financial statements.

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Petition”).  The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain.  The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest.  The Company is contesting the Petition and the matter is scheduled for trial in the fall of 2008.  If the Company does not prevail, the Petitioners must pay fair market value for the utility as determined by the court, based on appraisals.  NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn.  While it is too early to predict the outcome of this matter, the Company believes that the fair market value of its NMUI utility exceeds its recorded net book value as of September 30, 2007.

Southwest Water and a subsidiary were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin.  The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services.  In August 2004, the case against Southwest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No.  B178283).  Oral arguments for the appeal were presented on June 20, 2007 and the Company (and the other defendants) prevailed at the appellate level.  The Court ruled that the only time a regulated water utility or public water company can be held liable in tort for water quality issues is when they have violated a numerical standard set by the Department of Health Services or other similar regulatory agency.  Liability insurance carriers have absorbed all costs related to the lawsuits and appeals.  The parties have entered into a settlement agreement which provides, in part, that no further appeals will be filed, effectively ending this litigation.

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

Settlement Agreement Liability

In 2006, the Company negotiated a settlement agreement with a municipality relating to possible fines and penalties for specified violations occurring during the time the Company operated the municipality’s wastewater system.  The Company’s maximum payment obligation is capped at $0.7 million under the agreement provided that total fines and penalties levied do not exceed a specified amount.  The water quality control board has preliminary indicated that fines and penalties exceeding the amount contemplated by the settlement agreement may be levied. The Company believes there are convincing arguments for negotiating a reduction in the amounts levied but has elected to accrue the $0.7 million maximum amount contemplated by the settlement agreement.  In the event total fines and penalties exceed the specified amount, the municipality may, at its option, cancel the settlement agreement.

In 2002, the Company was retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and the $3.4 million standby letter of credit was released on May 3, 2007.  The Company obtained final acceptance of the completed project from the CVWD and payment of the final $2.3 million of the total contract price in July 2007.

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

Water Supply Commitment

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply.  The agreement requires the Company to purchase minimum quantities of water annually at a specified price.  The price is subject to annual adjustment for production cost increases incurred by the seller.  The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold.  As of September 30, 2007, the minimum annual purchase commitment is $0.5 million through 2024.

Note 6.       Earnings Per Share

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Numerators—Net income applicable to common stockholders:
Income before change in accounting principle	$2,075	$3,672	$4,912	$6,189
Less preferred stock dividends	(6)	(6)	(18)	(18)
Income before change in accounting principle applicable to common stockholders	2,069	3,666	4,894	6,171
Cumulative effect of change in accounting principle	—	—	—	71
Net income applicable to common stockholders	$2,069	$3,666	$4,894	$6,242

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,178	23,069	24,054	22,691
Plus shares issued on assumed exercise of stock options and warrants	294	353	303	493
Diluted weighted average common shares outstanding	24,472	23,422	24,357	23,184

As described in Note 4, the Company has $12.1 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of September 30, 2007.  The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares as of September 30, 2007.  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 7.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Cash paid during the period for:
Interest	$5,853	$6,420
Income taxes paid (refunded), net	(666)	(1,948)

Components of cash paid for acquisitions:
Fair value of assets acquired	$9,057	$1,859
Liabilities assumed	(2,510)	(50)
Cash paid for acquisitions	$6,547	$1,809

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$5,875	$5,823
Debentures converted into common stock	550	3,057

Note 8.       Share-Based Compensation Plans

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

Equity Incentive Plan

The stockholder-approved Equity Incentive Plan (“EIP”) authorizes the Company to award up to 5.4 million shares of its common stock.  As of September 30, 2007, 1.0 million shares were available for granting future awards under the plan which may be granted until May 16, 2016.  The Company has reserved 2.8 million shares of its authorized common shares for issuance upon exercise of awards outstanding and future awards available for granting under the plan.  Under the EIP, the Company may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to officers, employees and non-employee directors.

The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Stock options	$396	$249	$1,197	$834
Restricted stock awards	52	—	114	—
Share-based compensation expense	448	249	1,311	834
Income tax benefit	(172)	(91)	(485)	(305)
Share-based compensation expense, net of tax	$276	$158	$826	$529

Stock Options

The following table summarizes all stock option activity during the nine months ended September 30, 2007:

		Weighted-
	Number	Average
	of	Exercise
(In thousands, except weighted average exercise prices)	Shares	Price

Outstanding at December 31, 2006	1,788	$10.29
Granted	342	12.83
Exercised	(228)	6.93
Forfeited	(171)	13.53
Expired	(10)	6.17
Outstanding at September 30, 2007	1,721	10.94

Exercisable at September 30, 2007	976	9.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006

Dividend yield	1.8%	1.4%
Expected volatility	35.5%	33.5%
Risk-free interest rate	4.7%	4.8%
Expected life in years	4.7	4.6

The weighted average grant date fair value of options granted using these assumptions was $4.57 per share for the three months ended September 30, 2007 (none granted during the same period in 2006), and $3.92 and $4.99 per share for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table summarizes all restricted stock award activity during the nine months ended September 30, 2007:

Weighted-
	Number	Average
	of	Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Outstanding at December 31, 2006	—	$—
Awarded	27	12.76
Vested and released	—	—
Forfeited	—	—
Outstanding at September 30, 2007	27	12.76

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.005 million shares of common stock through payroll deductions of up to 10% of their salary, not to exceed $25,000 per year.  The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period.  Under the ESPP, employees purchased 5,274 and 15,785 shares for $62,000 and $187,000 during the three months and nine months ended September 30, 2007, respectively, and 5,895 and 15,048 shares for $63,000 and $183,000 during the three months and nine months ended September 30, 2006, respectively.

The fair value of ESPP shares purchased is estimated using a Black-Scholes option pricing model with the following weighted average assumptions used for 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006

Dividend yield	1.5%	1.4%
Expected volatility	35.3%	33.6%
Risk-free interest rate	4.9%	4.8%
Expected life in years	0.25	0.25

Compensation expense recognized by the Company resulting from employee stock purchases pursuant to this plan was $13,000 and $15,000 for the three months ended September 30, 2007 and 2006, respectively, and $36,000 and $37,000 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, 0.6 million shares remain available for future purchases.

Note 9.       Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”).  The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment.  The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum.  The discounts may range from 0% to 5%, as determined from time to time by the Company.  The DRIP and DSPP discounts offered by the Company are 5% for the DRIP and 0% for the DSPP as of September 30, 2007.  As of September 30, 2007, there are 3.7 million shares authorized for issuance under the plan of which 1.0 million shares remain available for issuance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Service cost	$—	$17	$—	$49
Interest cost	16	19	48	57
Amortization of actuarial (gains) losses	(19)	3	(57)	12
Amortization of prior service costs	22	10	66	27
Net periodic benefit costs	$19	$49	$57	$145

The sole remaining participant in the plan has reached retirement age and the plan provides that no additional benefits accrue upon reaching retirement age.  Summarized in the table below is information about the changes in the projected benefit obligation and the liability recognized in the consolidated balance sheet as of September 30, 2007.

September 30,
(In thousands)	2007

Projected benefit obligation:
Balance at December 31, 2006	$1,224
Interest cost	48
Payment of benefit obligation	(174)
Balance at September 30, 2007	$1,098

Amounts recognized in accumulated other comprehensive income:
Actuarial gains	$(142)
Prior service cost	22
Related deferred income taxes	42
Total	$(78)

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

As more fully described in Note 1, effective January 1, 2007, the Company elected to allocate a portion of its Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes.  Prior year amounts have been reclassified to conform to the 2007 presentation.

The following tables present information about the operations of each segment for the three months and nine months ended September 30, 2007 and 2006.

	Utility	Services
(In thousands)	Group	Group(1)	Corporate (2)	Eliminations (3)	Consolidated

Three months ended September 30, 2007:
Revenues:
Unaffiliated customers	$26,041	$30,562	$—	$—	$56,603
Intersegment (1) (3)	415	7,161	—	(6,821)	755
Total revenues	26,456	37,723	—	(6,821)	57,358

Expenses:
Operating expenses–unaffiliated customers	15,030	28,608	—	—	43,638
Operating expenses–intersegment (3)	415	6,406	—	(6,821)	—
Selling, general and administrative	1,852	2,964	3,621	—	8,437
Total expenses	17,297	37,978	3,621	(6,821)	52,075

Operating income (loss)	9,159	(255)	(3,621)	—	5,283

Interest expense	(1,746)	(65)	(371)	—	(2,182)
Interest income	3	271	17	—	291
Other income (expense)	(41)	—	—	—	(41)
Income (loss) before income taxes	$7,375	$(49)	$(3,975)	$—	$3,351

Three months ended September 30, 2006:
Revenues:
Unaffiliated customers	$25,839	$31,711	$—	$—	$57,550
Intersegment (1) (3)	428	9,158	—	(8,192)	1,394
Total revenues	26,267	40,869	—	(8,192)	58,944

Expenses:
Operating expenses–unaffiliated customers	14,539	29,272	—	—	43,811
Operating expenses–intersegment (3)	428	7,764	—	(8,192)	—
Selling, general and administrative	1,787	2,650	2,678	—	7,115
Impairment of goodwill	—	261	—	—	261
Total expenses	16,754	39,947	2,678	(8,192)	51,187

Operating income (loss)	9,513	922	(2,678)	—	7,757

Interest expense	(1,564)	(464)	(53)	—	(2,081)
Interest income	8	83	17	—	108
Other income (expense)	(12)	—	23	—	11
Income (loss) before income taxes and change in accounting principle	$7,945	$541	$(2,691)	$—	$5,795

See accompanying notes to the segment information following these tables.

	Utility	Services
(In thousands)	Group	Group(1)	Corporate (2)	Eliminations (3)	Consolidated

Nine months ended September 30, 2007:
Revenues:
Unaffiliated customers	$69,629	$87,794	$—	$—	$157,423
Intersegment (1) (3)	1,305	20,645	—	(18,966)	2,984
Total revenues	70,934	108,439	—	(18,966)	160,407

Expenses:
Operating expenses–unaffiliated customers	39,619	80,733	—	—	120,352
Operating expenses–intersegment (3)	1,305	17,661	—	(18,966)	—
Selling, general and administrative	6,241	9,213	10,828	—	26,282
Total expenses	47,165	107,607	10,828	(18,966)	146,634

Operating income (loss)	23,769	832	(10,828)	—	13,773

Interest expense	(4,846)	(669)	(861)	—	(6,376)
Interest income	13	448	46	—	507
Other income (expense)	(144)	—	42	—	(102)
Income (loss) before income taxes	$18,792	$611	$(11,601)	$—	$7,802

Nine months ended September 30, 2006:
Revenues:
Unaffiliated customers	$64,602	$93,783	$—	$—	$158,385
Intersegment (1) (3)	1,178	26,217	—	(22,946)	4,449
Total revenues	65,780	120,000	—	(22,946)	162,834

Expenses:
Operating expenses–unaffiliated customers	35,442	86,021	—	—	121,463
Operating expenses–intersegment (3)	1,178	21,768	—	(22,946)	—
Selling, general and administrative	5,870	8,692	10,146	—	24,708
Impairment of goodwill	—	929	—	—	929
Total expenses	42,490	117,410	10,146	(22,946)	147,100

Operating income (loss)	23,290	2,590	(10,146)	—	15,734

Interest expense	(4,637)	(1,442)	(254)	—	(6,333)
Interest income	37	247	79	—	363
Other income (expense)	(37)	—	37	—	—
Income (loss) before income taxes and change in accounting principle	$18,653	$1,395	$(10,284)	$—	$9,764

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Services Group revenues:
From unaffiliated customers	$30,562	$31,711	$87,794	$93,783
Intersegment profits	755	1,394	2,984	4,449
Total revenues	31,317	33,105	90,778	98,232

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

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”).  The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain.  The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to customers and that the acquisition of NMUI is necessary, appropriate and in the public interest.  We believe we have defenses to the Action which we intend to vigorously assert.  If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals.  NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn.  While it is too early to predict the outcome of this matter, we believe that the fair market value of the NMUI utility exceeds its recorded net book value as of September 30, 2007.

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

Services Group revenues reflect fees earned for water and wastewater facility operations and maintenance services, equipment maintenance and repair, sewer pipeline video inspections and cleaning, billing and collection services, public works and state-certified water and wastewater laboratory analysis.  Our Services Group also facilitates the design, construction, project management and operating aspects of various water and wastewater projects.  The group’s operating expenses reflect salaries, wages and employee benefits, fleet and facilities costs, supplies and equipment, repairs and maintenance, professional fees and other costs.  Most work performed by the Services Group is required to be performed by state licensed and certified technicians.

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

The relationships we build with our service contract clients can position us for additional growth when a client decides to sell their utility.  Our 2006 acquisitions of small water and wastewater utilities near Austin, Texas are examples of this growth strategy, as they were operated by our Services Group prior to the utilities being sold to us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs related to personnel, facilities, insurance, consulting and professional services, which support our sales, marketing, human resources, finance and administration functions for the entire company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to 2006

Revenues.  Revenues decreased $1.6 million, or 2.7%, to $57.4 million for the three months ended September 30, 2007 from $58.9 million for the same period during the prior year.  By segment, revenues changed as follows:

	Three Months Ended
	September 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$26,041	$25,839	$202	45.4%	43.8%
Services Group	31,317	33,105	(1,788)	54.6%	56.2%
Total	$57,358	$58,944	$(1,586)	100.0%	100.0%

Utility Group.  Revenues increased $0.2 million, or 0.8%, to $26.0 million for the three months ended September 30, 2007, from $25.8 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $0.1 million increase at our California utility related to a $0.5 million increase in rates that went into effect on July 1st of 2006, which was partially offset by decreased consumption as a result of milder September weather; and

•                  a $0.7 million increase at our Texas utilities primarily resulting from a San Antonio, Texas and Mississippi area utility acquisitions, an increase in customer connections, a fourth quarter 2006 rate increase at one of our other Texas utilities, and a rate increase at our Alabama waste water treatment facility; offset by

•                  a $0.6 million decrease due to lower consumption attributable to the wet weather in the Texas region during the third quarter of 2007.

Services Group.  Revenues decreased $1.8 million, or 5.4%, to $31.3 million for the three months ended September 30, 2007 from $33.1 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

	Three Months Ended
	September 30,			Percent of Revenues
(In thousands, except percentages)	2007	2006	Change	2007	2006

Revenues from unaffiliated customers	$30,562	$31,711	$(1,149)	81.0%	77.6%
Intersegment revenues	7,161	9,158	(1,997)	19.0%	22.4%
Total revenues	37,723	40,869	(3,146)	100.0%	100.0%
Intersegment cost eliminations	(6,406)	(7,764)	1,358
Total	$31,317	$33,105	$(1,788)

Revenues from unaffiliated customers decreased $1.1 million, or 3.6%, to $30.6 million for the three months ended September 30, 2007 from $31.7 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

•                  a $2.9 million decrease in contract operations, maintenance, public works and construction work in our southeast region due to contracts not renewed or canceled; offset by

•                  a $1.8 million increase related to new contracts combined with our successful efforts to increase prices on some of our current contracts.

Intersegment revenues from our Utility Group decreased by $2.0 million, or 21.8%, to $7.2 million for the three months ended September 30, 2007 from $9.2 million for the same period during the prior year.  The decrease in revenues resulted from a decrease in construction projects performed for our New Mexico and Texas utilities due to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

Direct Operating Expenses.  Direct operating expenses decreased $0.2 million, or 0.4%, to $43.6 million for the three months ended September 30, 2007 from $43.8 million for the same period during the prior year as follows:

	Three Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$15,030	$14,539	$491	57.7%	56.3%
Services Group	28,608	29,272	(664)	91.3%	88.4%
Total	$43,638	$43,811	$(173)	76.1%	74.3%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues.  Total direct operating expenses are computed as a percentage of total revenues.

Utility Group.  Direct operating expenses increased $0.5 million, or 3.4%, to $15.0 million for the three months ended September 30, 2007, from $14.5 million for the same period during the prior year.  The increase in direct operating expenses was primarily due to the following:

•                  a $0.4 million increase in expenses at our New Mexico and Texas utilities resulting from a San Antonio, Texas and Mississippi area utility acquisitions, an increase in depreciation expense, an increase in contract operation fees, and higher sewage treatment expenses; and

•                  a $0.1 million net increase in direct operating expenses at our California utility principally resulting from an increase in depreciation expense.

Direct operating expenses were 57.7% and 56.3% of related revenues for the three months ended September 30, 2007 and 2006, respectively, primarily as a result of increased costs at our New Mexico and Texas facilities as mentioned above.

Services Group.  Direct operating expenses decreased $0.7 million, or 2.3%, to $28.6 million for the three months ended September 30, 2007 from $29.3 million for the same period during the prior year.  The decrease in direct operating expenses was due to the following:

•                  a $3.5 million decrease related to contracts not renewed or canceled in our southeast region; offset by

•                  a $2.1 million increase in direct costs associated with higher insurance costs and increased business activity; and

•                  a $0.7 million charge in anticipation of a settlement for our share of potential fines and penalties imposed by a water quality control board.

Direct operating expenses as a percentage of the related revenues increased 2.9% to 91.3% for the three months ended September 30, 2007 compared to 88.4% for the same period during the prior year.  Excluding the one-time $0.7 million charge, the operating expense percentage is 89.3% for the three months ended September 30, 2007.

Gross Profit.  Gross profit, which we define as the difference between revenues and the related direct operating expenses, decreased $1.4 million, or 9.3%, to $13.7 million for the three months ended September 30, 2007 from $15.1 million for the same period during the prior year as follows:

	Three Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$11,011	$11,300	$(289)	42.3%	43.7%
Services Group	2,709	3,833	(1,124)	8.7%	11.6%
Total	$13,720	$15,133	$(1,413)	23.9%	25.7%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations.  Total gross profit is computed as a percentage of total revenues.

Utility Group.  Gross profit was 42.3% and 43.7% of related revenues for the three months ended September 30, 2007 and 2006, respectively, primarily related to the wet weather in our Texas region as mentioned above.

Services Group.  Gross profit for the three months ended September 30, 2007 and 2006 was comprised of the following:

	Three Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Gross profit on sales to:
Unaffiliated customers	$1,954	$2,439	$(485)	6.4%	7.7%
Affiliated customers (intersegment)	755	1,394	(639)	10.5%	15.2%
Total	$2,709	$3,833	$(1,124)	7.2%	9.4%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $0.5 million, or 19.9%, to $2.0 million for the three months ended September 30, 2007 from $2.4 million for the same period during the prior year.  Gross profit as a percent of revenues for 2007 was 6.4%, compared to 7.7% for 2006.  The decrease in gross margin percent is primarily related to a slowdown in the housing market, less project work due to wet weather and the $0.7 million one-time charge, partially offset by our ongoing efforts to increase prices on our existing contracts.

Services Group gross profit on revenues from our Utility Group decreased by $0.6 million, or 45.8% to $0.8 million for the three months ended September 30, 2007 from $1.4 million for the same period during the prior year.  The decrease is related to a reduction in construction projects for our Texas and New Mexico utilities due to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

The Services Group supports three distinctly different customer bases; Texas Municipal Utility Districts or MUD’s, municipal clients through operations and maintenance contracts, and Southwest Water’s own Utility Group.  We need to accelerate our performance improvements and therefore we plan to refocus this Group in early 2008 along these business lines to better serve the unique demands of each customer base, to focus our business development efforts for each market and to eliminate structural redundancies that may exist today.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.3 million, or 18.6%, to $8.4 million for the three months ended September 30, 2007 compared to $7.1 million for the same period during the prior year as follows:

	Three Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$1,852	$1,787	$65	7.1%	6.9%
Services Group	2,964	2,650	314	9.5%	8.0%
Corporate	3,621	2,678	943	—	—
Total	$8,437	$7,115	$1,322	14.7%	12.1%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues.  Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues.  The Utility Group increase is primarily caused by legal costs incurred in connection with the condemnation proceedings against our New Mexico utility.  In accordance with New Mexico statute, costs incurred during the quarter aggregating $0.1 million ($0.4 million incurred to date) are expected to be reimbursed to us by the parties seeking condemnation should we prevail in the action.  The Services Group expense increase resulted from higher salary, wages and related benefits attributable to upgrades in management and staff positions.  The Corporate increase is a result of $0.4 million related to higher salary, wages and related benefits attributable to new and upgraded management positions and $0.5 million of costs related to our Cornerstone project incurred during the third quarter of 2007.

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

We are investing in this new technology to enable us to gather and disseminate information on a more timely basis at reduced costs thereby improving customer service and enhancing operational efficiencies.  Although expenditures related to the information technology hardware and software portions of this initiative are capitalized, certain costs are expensed as incurred. We expect to recover a portion of our Cornerstone investment through the rates of our owned utility portfolio due to the customer service enhancements and we also believe the rest of the investment will result in cost savings in the Services Group, resulting in improved margins.

Impairment of Goodwill.  During the three months ended September 30, 2006, we recorded impairment charges totaling $0.3 million, related to our water and wastewater testing laboratory.

Other Income (Expense).  Other expense decreased $0.1 million, or 1.5%, to $1.9 million for the three months ended September 30, 2007, compared to $2.0 million for the same period during the prior year as follows:

	Three Months Ended
	September 30,		(Increase)
(In thousands)	2007	2006	Decrease

Interest expense	$(2,182)	$(2,081)	$(101)
Interest income	291	108	183
Other, net	(41)	11	(52)
Total	$(1,932)	$(1,962)	$30

Interest Expense.  Interest expense increased $0.1 million, or 4.9%, to $2.2 million for the three months ended September 30, 2007, from $2.1 million for the same period during the prior year.  The major components of interest expense were as follows:

	Three Months Ended
	September 30,
(In thousands)	2007	2006	Change

Mortgage bonds and bank term loans	$1,188	$1,215	$(27)
Revolving lines of credit	875	647	228
Convertible subordinated debentures	208	221	(13)
Other indebtedness	153	202	(49)
Total interest incurred	2,424	2,285	139
Less capitalized interest	(242)	(204)	(38)
Total interest expense	$2,182	$2,081	$101

The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit, offset by reduced borrowings related to our other indebtedness as well as higher levels of capitalized interest on long-term capital projects, including the Cornerstone project.  The average balance of interest bearing debt outstanding increased to $144.9 million during the three months ended September 30, 2007 compared to $130.4 million for the prior year.  The additional borrowings were used to fund capital expenditures and acquisitions as well as to fund the capital and expense portions of the Cornerstone project.  The weighted average interest rate on total borrowings was approximately 6.0% for the three months ended September 30, 2007 and 6.4% for the same period last year.

Interest Income.  Interest income increased $0.2 million for the three months ended September 30, 2007 principally as a result of receiving $0.2 million of interest with the final contract retainage payment on the Capistrano Valley Water District construction project.

Provision for Income Taxes.  Our effective consolidated income tax rate increased to 38.1% for the three months ended September 30, 2007 compared to 36.6% for the prior year as a result of an increase in our effective state income tax rate attributable to changes in state apportionment factors.

Nine Months Ended September 30, 2007 Compared to 2006

Revenues.  Revenues decreased $2.4 million, or 1.5%, to $160.4 million for nine months ended September 30, 2007 from $162.8 million for the same period during the prior year.  By segment, revenues changed as follows:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$69,629	$64,602	$5,027	43.4%	39.7%
Services Group	90,778	98,232	(7,454)	56.6%	60.3%
Total	$160,407	$162,834	$(2,427)	100.0%	100.0%

Utility Group.  Revenues increased $5.0 million, or 7.8%, to $69.6 million for the nine months ended September 30, 2007, from $64.6 million for the same period during the prior year.  The increase was primarily due to the following:

•                  a $4.3 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1st of 2006; and

•                  a $1.6 million increase at our Texas utilities primarily resulting from a San Antonio, Texas and Mississippi area utility acquisitions, an increase in customer connections, a fourth quarter 2006 rate increase at one of our other Texas utilities, and a rate increase at our Alabama waste water treatment facility; offset by

•                  a $0.9 million decrease due to lower consumption attributable to the wet weather in the Texas region during the third quarter of 2007.

Services Group.  Revenues decreased $7.5 million, or 7.6%, to $90.8 million for the nine months ended September 30, 2007 from $98.2 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

	Nine Months Ended
	September 30,			Percent of Revenues
(In thousands, except percentages)	2007	2006	Change	2007	2006

Revenues from unaffiliated customers	$87,794	$93,783	$(5,989)	81.0%	78.2%
Intersegment revenues	20,645	26,217	(5,572)	19.0%	21.8%
Total revenues	108,439	120,000	(11,561)	100.0%	100.0%
Intersegment cost eliminations	(17,661)	(21,768)	4,107
Total	$90,778	$98,232	$(7,454)

Revenues from unaffiliated customers decreased $6.0 million, or 6.4%, to $87.8 million for the nine months ended September 30, 2007 from $93.8 million for the same period during the prior year.  The decrease in revenues was primarily due to the following:

•                  a $7.4 million decrease in contract operations, maintenance, public works and construction work in our southeast region due to contracts not renewed or canceled; and

•                  a $1.4 million decrease related to lower revenues from new housing construction due to a slowdown in housing starts as well as inclement weather compared to the prior year; offset by

•                  a $2.8 million increase related to increased business activity combined with our ongoing efforts to review our contracts and increase prices.

Intersegment revenues from our Utility Group decreased by $5.6 million, or 21.3%, to $20.6 million for the nine months ended September 30, 2007 from $26.2 million for the same period during the prior year.  The decrease in revenues resulted from a decrease in construction projects performed for our New Mexico and Texas utilities due to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

Direct Operating Expenses.  Direct operating expenses decreased $1.1 million, or 0.9%, to $120.4 million for the nine months ended September 30, 2007 from $121.5 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$39,619	$35,442	$4,177	56.9%	54.9%
Services Group	80,733	86,021	(5,288)	88.9%	87.6%
Total	$120,352	$121,463	$(1,111)	75.0%	74.6%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues.  Total direct operating expenses are computed as a percentage of total revenues.

Utility Group.  Direct operating expenses increased $4.2 million, or 11.8%, to $39.6 million for the nine months ended September 30, 2007, from $35.4 million for the same period during the prior year.  The increase in direct operating expenses was primarily due to the following:

•                  a $1.7 million increase in expenses at our New Mexico and Texas utilities resulting from a San Antonio, Texas and Mississippi area utility acquisitions, an increase in depreciation expense, an increase in contract operation fees, and higher sewage treatment expenses;

•                  a $1.7 million net increase in direct operating expenses at our California utility principally resulting from higher water usage related to increased consumption and higher depreciation rates adopted under the rate case that went into effect on July 1, 2006; and

•                  a $0.8 million increase resulting from the one-time recognition of a balancing account receivable in 2006 by our California utility pursuant to a CPUC decision which was recognized as a reduction of operating expenses.

Direct operating expenses were 56.9% and 54.9% of related revenues for the nine months ended September 30, 2007 and 2006, respectively, primarily as a result of the recognition of a balancing account receivable in 2006 as mentioned above.  Excluding the balancing account, direct operating expenses as a percent of revenue were 56.1% for the nine months ended September 30, 2006.

Services Group.  Direct operating expenses decreased $5.3 million, or 6.1%, to $80.7 million for the nine months ended September 30, 2007 from $86.0 million for the same period during the prior year.  The decrease in direct operating expenses was due to the following:

•                  a $7.8 million decrease related to contracts not renewed or canceled in our southeast region net of cost increases to correct past performance issues in that region; and

•                  a $1.1 million decrease primarily related to lower revenues from new housing construction-related work compared to the prior year due to inclement weather and a slowdown in the housing market in Texas; partially offset by

•                  a $2.9 million increase in direct costs associated with increased business activity; and

•                  a $0.7 million charge in anticipation of a settlement for our share of potential fines and penalties imposed by a water quality control board.

Direct operating expenses as a percentage of the related revenues increased 1.3% to 88.9% for the nine months ended September 30, 2007 compared to 87.6% for the same period during the prior year.  Excluding the one-time $0.7 million charge, the operating expense percentage is 88.2% for the nine months ended September 30, 2007.

Gross Profit.  Gross profit, which we define as the difference between revenues and the related direct operating expenses, decreased $1.3 million, or 3.2%, to $40.1 million for the nine months ended September 30, 2007 from $41.4 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$30,010	$29,160	$850	43.1%	45.1%
Services Group	10,045	12,211	(2,166)	11.1%	12.4%
Total	$40,055	$41,371	$(1,316)	25.0%	25.4%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations.  Total gross profit is computed as a percentage of total revenues.

Utility Group.  Gross profit was 43.1% and 45.1% of related revenues for the nine months ended September 30, 2007 and 2006, respectively, primarily related to the recognition of a balancing account receivable in 2006 as mentioned above.  Excluding the balancing account, gross profit as a percent of revenue was 43.9% for the nine months ended September 30, 2006.

Services Group.  Gross profit for the nine months ended September 30, 2007 and 2006 was comprised of the following:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Gross profit on sales to:
Unaffiliated customers	$7,061	$7,762	$(701)	8.0%	8.3%
Affiliated customers (intersegment)	2,984	4,449	(1,465)	14.5%	17.0%
Total	$10,045	$12,211	$(2,166)	9.3%	10.2%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $0.7 million, or 9.0%, to $7.1 million for the nine months ended September 30, 2007 from $7.8 million for the same period during the prior year.  Gross profit as a percent of revenues for 2007 was 8.0%, compared to 8.3% for 2006.  The decrease in gross margin percent is primarily related to the slowdown in the housing market as mentioned above.

Services Group gross profit on revenues from our Utility Group decreased by $1.5 million, or 32.9% to $3.0 million for the nine months ended September 30, 2007 from $4.4 million for the same period during the prior year.  The decrease is related to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

The Services Group supports three distinctly different customer bases; Texas Municipal Utility Districts or MUD’s, municipal clients through operations and maintenance contracts, and Southwest Water’s own Utility Group.  We need to accelerate our performance improvements and therefore we plan to refocus this Group in early 2008 along these business lines to better serve the unique demands of each customer base, to focus our business development efforts for each market and to eliminate structural redundancies that may exist today.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.6 million, or 6.4%, to $26.3 million for the nine months ended September 30, 2007 compared to $24.7 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$6,241	$5,870	$371	9.0%	9.1%
Services Group	9,213	8,692	521	10.1%	8.8%
Corporate	10,828	10,146	682	—	—
Total	$26,282	$24,708	$1,574	16.4%	15.2%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues.  Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues.  The Utility Group increase is caused primarily by legal costs incurred in connection with the condemnation proceedings against our New Mexico utility.  In accordance with New Mexico statute, costs incurred aggregating $0.4 million through September 30, 2007 are expected to be reimbursed to us by the parties seeking condemnation should we prevail in the action.  The Services Group expense increase resulted from higher salary, wages and related benefits attributable to upgrades in management and staff positions.  Corporate expenses increased as result of $0.9 million of costs incurred related to our Cornerstone project which commenced in the second quarter of 2007 and higher salary, wages and related benefits attributable to upgrades in management and staff positions, partially offset by $0.7 million of CEO relocation expenses incurred in 2006.

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

We are investing in this new technology to enable us to gather and disseminate information on a more timely basis at reduced costs thereby improving customer service and enhancing operational efficiencies.  Although expenditures related to the information technology hardware and software portions of this initiative are capitalized, certain costs are expensed as incurred. We expect to recover a portion of our Cornerstone investment through the rates of our owned utility portfolio due to the customer service enhancements and we also believe the rest of the investment will result in cost savings in the Services Group, resulting in improved margins.

Impairment of Goodwill.  During the nine months ended September 30, 2006, we recorded impairment charges totaling $0.9 million, primarily related to our water and wastewater testing laboratory.

Other Income (Expense).  Other expenses were $6.0 million for the nine months ended September 30, 2007 and 2006 as follows:

	Nine Months Ended
	September 30,		(Increase)
(In thousands)	2007	2006	Decrease

Interest expense	$(6,376)	$(6,333)	$(43)
Interest income	507	363	144
Other, net	(102)	—	(102)
Total	$(5,971)	$(5,970)	$(1)

Interest Expense.  Interest expense was flat for the nine months ended September 30, 2007 compared to the same period during the prior year.  The major components of interest expense were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006	Change

Mortgage bonds and bank term loans	$3,581	$3,648	$(67)
Revolving lines of credit	2,324	1,776	548
Convertible subordinated debentures	636	726	(90)
Other indebtedness	492	610	(118)
Total interest incurred	7,033	6,760	273
Less capitalized interest	(657)	(427)	(230)
Total interest expense	$6,376	$6,333	$43

The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit, offset by a decrease in borrowing levels related to our other indebtedness as well as higher levels of capitalized interest on long-term capital projects, including the Cornerstone project.  The average balance of interest bearing debt outstanding increased to $142.3 million during the nine months ended September 30, 2007 compared to $130.9 million for the prior year.

The additional borrowings were used to fund capital expenditures and acquisitions as well as to fund the capital and expense portions of the Cornerstone project.  The weighted average interest rate on total borrowings was approximately 6.0% for the nine months ended September 30, 2007 and 6.4% for the same period in the prior year.

Interest Income.  Interest income increased $0.1 million for the nine months ended September 30, 2007 principally as a result of receiving $0.2 million of interest with the final contract retainage payment on the Capistrano Valley Water District construction project.

Provision for Income Taxes.  Our effective consolidated income tax rate increase to 37.0% for the nine months ended September 30, 2007 compared to 36.6% for the prior year as a result of an increase in our effective state income tax rate attributable to changes in state apportionment factors.

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

FIN No. 48

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  FIN 48 requires companies to recognize the financial statement benefit of a tax position only after determining the relevant tax authority would “more likely than not” sustain the position following an examination by the taxing authority.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant taxing authority.

As of December 31, 2006 and September 30, 2007, our liabilities for uncertain tax positions were not significant.  Our policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income.  Net interest and penalties incurred during the three months and nine months ended September 30, 2007 and 2006 were insignificant.

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

Our statements of cash flows are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006	Change

Net cash provided by (used in):
Operating activities	$17,995	$17,861	$134
Investing activities	(36,458)	(32,094)	(4,364)
Financing activities	16,588	14,695	1,893
Increase (decrease) in cash and cash equivalents	$(1,875)	$462	$(2,337)

Cash Flows From Operating Activities.  Net cash provided by operating activities was comparable between periods.  Operational aspects of our businesses that affected working capital in 2007 versus 2006 are highlighted below:

•                  increased level of vendor payments in 2007 for goods and services used during the fourth quarter of 2006; offset by

•                  increased revenues generated by our California and Texas utilities resulting from rate increases.

Cash Flows From Investing Activities.  Cash used in investing activities totaled $36.5 million for the nine months ended September 30, 2007 compared to $32.1 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006	Change

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	$(29,953)	$(29,699)	$(254)
Acquisition of businesses, net of cash acquired	(6,547)	(1,809)	(4,738)
Purchase of minority interest	—	(1,013)	1,013
Proceeds from sales of land	42	427	(385)
Net cash used in investing activities	$(36,458)	$(32,094)	$(4,364)

The following table summarizes additions to property, plant and equipment additions for 2007 and 2006.

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Company-financed additions	$26,547	$24,100
Capital improvement reimbursements	1,849	2,630
Cash contributions received in aid of construction	1,557	2,969
Total cash additions to property, plant and equipment	29,953	29,699
Non-cash contributions in aid of construction	5,875	5,823
Total additions to property, plant and equipment	$35,828	$35,522

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our California, Texas and New Mexico utilities and, in 2007, include $6.3 million of expenditures related to our Cornerstone project.  Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.  In 2007, we expect to spend approximately $37.0 million on cash additions, principally within our Utility Group, and expect to receive $7.0 million of CIAC resulting in total expected additions to property, plant and equipment of approximately $44.0 million.

During 2007, we have acquired a small water and wastewater utility located in northern Mississippi, just south of Memphis, Tennessee and two water and wastewater utilities near San Antonio, Texas for an aggregate $6.5 million in cash.  During 2006 we acquired two small water utilities and the rights to provide water and wastewater utility service in developing areas located near Austin, Texas for an aggregate $1.8 million in cash.  In 2006, we also acquired the remaining 10% interest in Operations Technology, Inc. that we did not already own for $1.0 million in cash.  We expect we will continue to make substantial investments in acquisitions in the future.

Cash Flows From Financing Activities.  During 2007 we have financed our growth through a broad range of capital initiatives:

•                  borrowed $16.0 million under our revolving line of credit;

•                  received $3.0 million of capital improvement reimbursements and contributions in aid of construction; and

•                  received $2.8 million of proceeds from our direct stock purchase plan, our employee stock purchase and option plans and our director option plan.

Revolving line of borrowings were primarily used to fund our investing activities and, to a lesser extent, to fund operations.  Additional borrowing availability under our revolving credit facility was $46.0 million as of September 30, 2007.

During the nine months ended September 30, 2007, we paid dividends totaling $4.2 million and our quarterly dividend rate is currently $0.0576 per common share.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2007, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
		Remainder	2008	2010	2012
		of	and	and	and
(In thousands)	Total	2007	2009	2011	Beyond

Long-term debt (1):
Bank line of credit (2)	$52,000	$—	$—	$52,000	$—
Mortgage bonds (3)	45,000	—	—	—	45,000
Bank term loans (4)	32,001	205	1,645	1,646	28,505
Convertible subordinated debentures (5)	12,060	—	—	—	12,060
Economic development revenue bonds (6)	2,030	105	235	260	1,430
Notes payable and other (7)	709	127	582	—	—
Total long-term debt	143,800	437	2,462	53,906	86,995

Repayment of advances for construction (8)	8,975	518	1,538	928	5,991
Water purchase commitment (9)	7,742	115	920	920	5,787
Lease assignment obligations (10)	1,084	47	1,037	—	—
Operating lease obligations	26,937	1,639	8,367	5,436	11,495
Total obligations as of September 30, 2007 (11)	$188,538	$2,756	$14,324	$61,190	$110,268

(1)               Excludes interest payments, which are described in the following notes.  The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report and our 2006 Annual Report on Form 10-K.

(2)               The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain.  Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate.  The margins vary based on our consolidated debt to equity ratio.  The weighted-average interest rate on our bank line of credit borrowings was 6.32% as of September 30, 2007.

(3)               Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

(4)               Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.54% and is payable monthly.

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

(11)         Excludes preferred stock dividend obligations.  Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,155 shares of preferred stock outstanding as of September 30, 2007.  The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2007, we had $7.8 million of working capital and $1.8 million of operating lease and water purchase obligations payable during the remainder of 2007.  As of September 30, 2007, we also had $46.0 million of additional borrowings available under our line of credit facility, which expires on April 1, 2010.  In addition to our line of credit, our California and New Mexico mortgage bond indentures permit the issuance of an additional $90.2 million of first mortgage bonds as of September 30, 2007.  However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders.  The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations.  Dividends have averaged $4.0 to $5.0 million per year and are less than the aggregate cumulative dividend restriction threshold by $49.8 million as of September 30, 2007.  We were in compliance with all loan agreement covenants during the nine months ended September 30, 2007.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants.  To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance as of September 30, 2007.  We may offer any of these securities for sale at any time and from time to time.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($46.0 million of which was available as of September 30 2007 and expires on April 1, 2010) will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months.  However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

In 2002, we were retained to facilitate the engineering and construction of a $23.0 million reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District (“CVWD”).  In 2003, we obtained a $3.4 million standby letter of credit as collateral to insure our performance during the design and construction of the water treatment plant.  Construction was completed during 2005 and the $3.4 million standby letter of credit was released on May 3, 2007.  We obtained final acceptance of the completed project from the CVWD and payment of the final $2.3 million of the total contract price in July 2007.

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

As of September 30 2007, we had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under our credit facility.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2007, we had $144.6 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  We have $52.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate.  Our variable-rate debt had a weighted average interest rate of 6.32% as of September 30, 2007.  A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.5 million per year.

Our fixed-rate debt, which has a carrying value of $92.6 million, has a fair value of $89.4 million as of September 30, 2007.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates.  Our fixed-rate debt had a weighted average interest rate of 6.5% as of September 30, 2007.  A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $6.1 million.

We do not use derivative financial instruments to manage or reduce these risks although we may do so in the future.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.                             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information required by this Item 1 is contained in Note 5 to the consolidated financial statements, Part I, Item 1 of this report, under the captions “Legal Proceedings” and “EPA Investigations.”  The text under those captions is incorporated by reference into this Item 1.

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: November 9, 2007	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer