Form 10-K
period 2007-12-31
SOUTHWEST WATER CO
filed 2008-03-31
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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

Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $308.3 million based on the closing sale price of such common equity as of June 29, 2007 as reported by The NASDAQ Stock Market LLC. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

On March 20, 2008, there were 24,435,213 common shares outstanding.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference into Part II and Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should,” “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those set forth under “Item 1A. Risk Factors” below, that could cause actual results to differ materially from our historical experience and our present expectations or projections. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A. Risk Factors” of this report. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements.

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

In recent years, we have completed several Utility Group acquisitions as a direct result of our long-term relations built by our Services Group. For example, in February 2007, we acquired our first water and wastewater utility in northern Mississippi where our Services Group has operated for several years, providing us access to a new, high population growth market. In 2006, we acquired two utilities in the Austin, Texas area that had been operated by our Services Group for several years, thereby broadening our utility ownership and leveraging our existing resources in that region. In 2005, our Services Group acquired a contract operations company in Alabama which led to our Utility Group’s acquisition of one of its clients, a wastewater collection and treatment system. These acquisitions expanded our presence in the Southeastern United States and introduced us to the Birmingham, Alabama area. In January 2008, we acquired another wastewater collection and treatment system located directly adjacent to our existing system, further leveraging our resources in the Birmingham, Alabama area.

For additional information about our acquisition activities, see “—Acquisitions and Dispositions.”

BUSINESS SEGMENTS

Revenues and gross profit, which we define as revenues less the related direct operating expenses, for the three years ended December 31, 2007 were as follows:

Revenues and Gross Profit by Business Segment

	Years Ended December 31,
	2007		2006		2005
(In thousands, except percentage data)	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Utility Group	$93,370	43%	$86,321	39%	$78,884	40%
Services Group	123,977	57%	132,481	61%	118,720	60%
Total revenues	$217,347	100%	$218,802	100%	$197,604	100%

Gross Profit:
Utility Group	$40,605	72%	$37,781	67%	$34,057	69%
Services Group	16,093	28%	18,565	33%	15,173	31%
Total gross profit	$56,698	100%	$56,346	100%	$49,230	100%

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

California Utility—Number of Water Connections by Classification

	As of December 31,
	2007	2006	2005

Residential	70,968	70,921	70,955
Commercial and industrial	3,076	3,018	2,994
Public authority and other	1,278	1,247	1,221
Total water connections	75,322	75,186	75,170

During 2007, 73% of our California utility’s annual revenues were derived from sales to residential connections, 18% from sales to commercial and industrial connections and 9% from sales to public authority and other connections. Our California utility owns 18 wells and 32 reservoirs. We believe that we are able to purchase or produce adequate water to serve our current customer base and manage reasonable growth from new customers.

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

In mid-year 2001, we removed some of our wells in the Main Basin from service due to environmental matters more fully described in “—Environmental Matters” below. This resulted in our California utility purchasing greater amounts of water from the MWD and other sources. We purchased 46% of our supply from external sources in 2001 but those purchases increased to 72% in 2002 as a result of the lost groundwater production caused by the Main Basin contamination. Our purchases from external sources have decreased in subsequent years to 43% in 2007 as we have gradually replaced the lost groundwater production. Under an agreement made in early 2002, we have been reimbursed for the incremental costs of purchasing water needed to replace the lost groundwater production. We expect such reimbursement to continue until completion of remediation. See “—Environmental Matters” below for additional information.

Even though our utility service areas in California are not likely to experience significant connection growth, our California utility operations require significant capital expenditures for the renovation and replacement of our infrastructure. Cash for capital expenditures is generated internally by California utility operations, periodic debt financings and bank lines of credit extended to SouthWest Water. Our California utility also receives contributions in aid of construction from developers, governmental agencies, municipalities or individuals to assist in the cost of facility development. For the years ended December 31, 2007, 2006 and 2005, capital expenditures in California were $13.5 million, $10.7 million and $9.5 million, respectively. Our California utility received capital contributions and advances from developers of $2.0 million, $3.7 million and $1.0 million in 2007, 2006 and 2005, respectively, to assist in providing funding for these capital expenditures.

The CPUC regulates the rates and operations of our California utility. Under current CPUC practices, California customer water rates may be changed through general rate cases or by offsets for certain rate base and expense items. Since September 30, 2002, the California Public Utilities Code has required that CPUC-regulated water utilities file general rate cases every three years. General rate cases require formal proceedings with the CPUC in which overall rate structure, expenses and rate base are examined by CPUC staff. Historically, rate proceedings have required approximately 12 months from the time an application is filed to the CPUC’s authorization of new rates. Our California utility made a general rate case filing in June 2005 and was granted an average 6.4% increase in rates effective July 1, 2006. In May 2007, the CPUC modified its rate case plan for water utilities. The revised schedule required our California utility to file its next general rate case six months early, on January 1, 2008. That filing was made on a timely basis and requests a 13.57% rate increase on January 1, 2009, a 2.97% rate increase on January 1, 2010 and a 2.12% increase on January 1, 2011.

In addition to a general rate increase, the CPUC typically provides for step increases in the second and third years following the general rate increase. The step increases are intended to compensate for projected expense increases. Prior to June 2004, allowable step increases were predetermined by the CPUC in general rate case decisions. Under the CPUC’s interim rate case plan adopted in June 2004, step increases, now referred to as escalation year increases, are no longer predetermined, but rather are partly subject to inflationary indices in those later years. As with step increases, escalation year increases are also subject to verification that pro forma earnings levels have not exceeded the amounts authorized in the general rate proceeding. In connection with the general rate case that went into effect July 1, 2006, the CPUC subsequently authorized a 1.6% escalation year increase on July 1, 2007. That general rate case also provided for an estimated additional escalation year increase of 2.6% effective July 1, 2008, subject to CPUC verification.

In December 2005, the CPUC adopted a Water Action Plan which identified policy objectives for guiding the CPUC in regulating investor-owned water utilities. It also highlighted actions that the CPUC anticipates taking to implement those objectives. A key objective of the plan is to strengthen water conservation programs to a level comparable to those of energy utilities. In pursuing that goal, in January 2007 the CPUC opened an Order Instituting Investigation (OII) concerning conservation objectives for water utilities. That OII consolidated pending conservation rate design applications by four utilities, including one that our California utility had been required to file as a condition of the final decision in its recent general rate case filing. In February 2008, as part of the first phase of that proceeding, the CPUC issued a decision relating to three of the utilities, including our California utility. The decision approves eight settlements, including four settlements that were entered into by our California utility. Those four settlements establish a conservation rate design, a low income ratepayer assistance program, a customer outreach, education, data collection and reporting program, and a resolution of return on equity issues.

Texas

Our regulated public water utilities in Texas serve water and provide sewage collection and treatment services for residential, commercial and irrigation use under the jurisdiction of the Texas Commission on Environmental Quality (“TCEQ”). We also own a small public water utility in Oklahoma, which is regulated by the Oklahoma Corporation Commission (“OCC”), that we operate as part of our Texas utilities. Our service areas in Texas are broadly dispersed geographically throughout the state covering about 4,000 square miles, encompassing the Dallas-Fort Worth, Houston, Austin and San Antonio areas. Our service areas are highly fragmented and are comprised of 105 separate water systems serving a population of about 116,000 people in an area of approximately 51 square miles, most of which is largely undeveloped. These service areas are experiencing ongoing real estate development, and we expect the number of connections in our service areas to continue growing in future years.

The following table indicates, by classification, the number of water and wastewater connections served by our Texas utilities as of the end of each of the most recent three years:

Texas Utilities—Number of Water and Wastewater Connections by Classification

	Years Ended December 31,
	2007		2006		2005
	Water	Wastewater	Water	Wastewater	Water	Wastewater

Residential	36,251	11,794	33,126	11,622	32,460	11,388
Business and commercial	490	181	393	167	375	160
Total connections	36,741	11,975	33,519	11,789	32,835	11,548

We established our utility ownership presence in Texas in 2000 when we acquired our first water utility near Austin, Texas. We significantly expanded our presence in Texas in 2004 when we acquired 86 water and 14 wastewater collection and treatment systems which we operate as Monarch Utilities. We continue to make strategic acquisitions of utilities within our geographic footprint, thereby expanding our presence in the region and gaining economies of scale. For example, since our 2004 acquisition of Monarch, we have acquired five smaller utilities serving a combined total of approximately 600 connections in proximity to our existing service areas.

Our Texas utilities own or have rights to 253 wells and 386 reservoirs in addition to distribution, collection and treatment facilities. We expect customer growth to continue in our Texas service areas and, as a result, we may have to increase the water supply capacity of our Texas utilities through a combination of outside water purchases and the construction of additional wells. We have long-term agreements to purchase water from the cities of Austin and Pflugerville, Texas, the Lower Colorado River Authority and other water producers in the Dallas-Fort Worth and Houston areas.

Our Texas utilities are capital intensive because they are older systems and therefore require infrastructure upgrades to remediate regulatory compliance issues inherited from the previous owners. They also require additional capital for expansion to support population growth. Cash for capital expenditures is generated from our Texas utilities’ operations, periodic debt financing, bank lines of credit extended to SouthWest Water, and contributions and advances received from developers. For the years ended December 31, 2007, 2006 and 2005, our capital expenditures in Texas were $16.3 million, $25.9 million, and $19.8 million, respectively. Our Texas utilities received contributions from developers of $0.4 million, $4.5 million and $1.7 million during 2007, 2006 and 2005, respectively.

The TCEQ regulates the rates and environmental quality of our Texas utilities. Monarch Utilities received authorization for a phased water and sewer rate increase in October 2004 and October 2005. Monarch Utilities filed for another rate increase in 2007 and preliminary rates went into effect fully in the fourth quarter of 2007. In February 2008 we received a letter from the TCEQ questioning the amount of our 2007 rate increase. We are working with the TCEQ to address their concerns and believe we will be able to agree on an equitable increase. We also believe that any rate adjustments will be made prospectively from when an agreement is reached.

Windermere Utility, another one of our Texas utilities, filed for a rate increase in 2006 and those rates were approved by the TCEQ in 2007. Windermere will also benefit from a step increase in 2008. In addition we filed for a rate increase for a smaller utility in the Austin area that we acquired in 2006 and those rates went into effect and were approved by the TCEQ in 2007. We also expect to file for a rate increase during 2008 for another one of our utilities in the Austin area. The remainder of our Texas utilities are not currently seeking increased rates; however, regulatory changes concerning water quality, future construction expenditures and increased operating expenses may result in future requests for rate increases.

New Mexico

Our regulated public water utility in New Mexico serves water and supplies wastewater collection services for residential, commercial and irrigation use. The wastewater we collect through our system of collection lines and lift stations is processed at a municipal treatment facility. Our New Mexico utility is under jurisdiction of the New Mexico Public Regulation Commission (“NMPRC”). Our New Mexico utility service area is located in the northwest part of the City of Albuquerque and in the northern portion of Bernalillo County, and contains a population of approximately 53,000 people in an area of approximately 34 square miles. Approximately 40% of the area has been developed.

The following table indicates, by classification, the number of water and wastewater connections served by our New Mexico utility as of the end of each of the most recent three years:

New Mexico Utility—Number of Water and Wastewater Connections by Classification

	Years Ended December 31,
	2007		2006		2005
	Water	Wastewater	Water	Wastewater	Water	Wastewater

Residential	16,183	16,054	16,030	15,875	14,889	14,729
Business and commercial	1,135	523	866	325	782	306
Other	—	11	—	11	—	11
Total connections	17,318	16,588	16,896	16,211	15,671	15,046

Our New Mexico utility has grown from approximately 800 water connections at the time of its acquisition in 1969 to over 17,300 connections today. Most of this growth has resulted from the extension of water services and sewage collection services into new residential subdivisions and new commercial development. During 2007, we added 422 new water connections and 377 new wastewater connections in our service area, which was at a lower rate than prior years due to the nationwide housing construction slowdown. There is continuing real estate development in our service area therefore we expect continued connection growth in 2008 however the growth will be at a reduced rate of increase from levels we have experienced historically. During 2007, 77% our revenues in New Mexico were from sales to residential connections and 23% of our revenues were from sales to commercial and industrial connections.

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

Because our New Mexico utility service area has continued to experience customer growth, our operations are capital intensive. Cash for capital expenditures is generated by New Mexico utility operations, periodic debt financing, bank lines of credit extended to SouthWest Water, and contributions and advances received from developers. For the years ended December 31, 2007, 2006 and 2005, our capital expenditures in New Mexico were $11.1 million, $13.7 million, and $11.9 million, respectively. Our New Mexico utility received capital contributions from developers of $7.2 million, $7.3 million and $5.6 million in 2007, 2006 and 2005, respectively.

The NMPRC regulates the rates and operations of our utility subsidiary in New Mexico. Requests for rate increases, typically based on historical costs, must be submitted to the NMPRC. We have not requested a general water rate increase during the past several years and at this time we do not expect to do so in the near future.

Our New Mexico utility has an agreement with the Albuquerque Bernalillo County Water Utility Authority (the “Water Authority”) whereby the Water Authority treats the effluent from our New Mexico wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits. Return flow credits supplement our existing water rights, enabling us to pump additional water from the basin.

In August 2004, the Water Authority increased the fee it charges, using a different formula than had been used to calculate fee increases in prior years. Subsequently, the Water Authority also claimed ownership of the return flow credits. In January 2007, the Water Authority filed a lawsuit in New Mexico District Court to condemn our New Mexico utility in accordance with the provisions of the New Mexico Eminent Domain Code. Under prevailing law, condemning agencies must pay fair market value for property they take through eminent domain. While we intend to vigorously contest the eminent domain proceedings, we are exposed to the risk of losing our New Mexico utility if the condemnation proceedings succeed. See “Item 3. Legal Proceedings” for additional information.

Alabama

In Alabama we supply wastewater collection and treatment services to residential and commercial customers. In 2005 we acquired a wastewater collection and treatment system in an area located south of Birmingham, in Shelby County and in 2007 we acquired another collection and treatment system in Madison County. Our service areas contain a population of approximately 14,500 people in an area of approximately 19 square miles. Our Alabama utilities are regulated at the county level. The rates we charge are set by contract and contain provisions for recovery of operating costs and capital recovery increases.

The following table indicates, by classification, the number of wastewater connections served by our Alabama utilities as of the end of each of the most recent three years:

Alabama Utilities—Number of Wastewater Connections by Classification

	Years Ended December 31,
	2007	2006	2005

Residential	4,195	4,048	3,973
Business and commercial	198	195	195
Total connections	4,393	4,243	4,168

In January 2008, we acquired another wastewater collection and treatment system that services approximately 4,100 residential and commercial connections in 18 square miles of additional service area directly adjacent to our existing Shelby County collection and treatment system.

Mississippi

During 2007, we acquired a small water utility and four wastewater collection and treatment systems in northern Mississippi, just south of Memphis, Tennessee. The Mississippi utilities are under jurisdiction of the Mississippi Public Service Commission (“MPSC”). These utilities serve 279 residential water connections and service 387 wastewater connections. Our Services Group has operated in the area for several years and will operate this utility for our Utility Group. This acquisition augments our existing operations in Mississippi and corresponds with our strategy of expanding into geographic markets with high population growth rates.

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

Environmental Matters

Some of our groundwater sources for our California water utility have been affected by the presence of certain groundwater contaminants. These contaminants consist mainly of chemicals disposed of by various industrial companies in the 1940s and 1950s. In 2001 and 2002, this contamination necessitated the shutdown of a number of our wells, and we purchased replacement water at a cost substantially higher than the cost of water pumped from our own wells. Prior to May 2002, these costs were recorded as operating expenses and reduced our operating income.

In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and certain water entities, including our California water utility. As a result of this settlement agreement, we have received payments during the last several years, and we expect to continue to receive payments until completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million settlement discussed above. The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were $3.4 million, $3.1 million, $3.4 million, $3.3 million and $4.0 million during 2007, 2006, 2005, 2004 and 2003, respectively.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were $0.8 million, $1.6 million, $0.5 million, $0.7 million and $2.5 million for 2007, 2006, 2005, 2004 and 2003, respectively, and were recorded as contributions in aid of construction.

Water Quality Regulation

Potable Water

The water supplies available to all of our utilities are subject to regulation by the United States Environmental Protection Agency (“EPA”) under the 1996 Federal Safe Drinking Water Act (“US Act”). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels (“MCLs”) and filtration of surface water supplies. Our water supplies are also subject to regulation by the following:

•                  In California, the California Department of Public Health (“DPH”) under the California Safe Drinking Water Act (“Cal Act”);

•                  In Mississippi, the Mississippi Department of Health Services—Water Supply Division.

•                  In New Mexico, the State of New Mexico Environment Department — Drinking Water Bureau (“NMDWB”);

•                  In Oklahoma, the Department of Environmental Quality (“DEQ”), and

•                  In Texas, the Texas Commission on Environmental Quality (“TCEQ”).

The Cal Act and the rules of the DPH are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the DPH are more stringent than those of the EPA. In addition to the EPA and the DPH water quality regulations, our California water utility is also subject to water quality standards that may be set by the CPUC. The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the DPH.

In February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. We were required to comply with the more stringent standard by January of 2006. Currently, our water sources in California, Mississippi, Oklahoma and Texas are in compliance with the new standard. The DPH is holding discussions that could result in more stringent arsenic standards. We cannot predict the impact that such changes in the arsenic standard would have on our California and Texas water utility operations. If the arsenic standard remains at 10 parts per billion, we do not expect it to have a material adverse impact on our consolidated financial position or results of operations.

To meet this new standard in New Mexico, we have constructed three arsenic removal treatment plants. Capital expenditures totaling $3.6 million have been required to date at our New Mexico facilities in order to comply with the new arsenic standard and we expect that the cost of water will increase as a result of the treatment requirements. If the cost of complying with this new standard has an adverse impact on our New Mexico operations, we will consider making a request to the NMPRC for recovery of these costs. While the NMPRC has previously allowed the recovery of similar costs through higher rates, we cannot assure you that costs incurred or capital spent will ultimately be recoverable from the ratepayers.

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

In California, in addition to water sampling and testing performed by our utility personnel, independent engineers retained by the Watermasters conduct sampling and testing for certain pollutants such as VOCs. The results of the sampling and testing are made available to the DPH and all water purveyors that produce water from the Main Basin. The cost of such sampling and testing is covered by assessments to the producers in this basin.

Several water systems at our Texas utilities are in violation of MCLs and other state regulatory requirements, which has resulted, in some cases, in citations and fines from the TCEQ. Our Texas utilities are older systems and therefore require infrastructure upgrades to remediate regulatory compliance issues, many of which were inherited from the previous owners at the time of acquisition. We have entered into agreements with the TCEQ, many prior to acquiring the utilities, under which we have committed to make certain improvements to achieve compliance. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. The customers in affected areas have been advised of the violations and the corrective actions taken, as required by the TCEQ. We have constructed new treatment facilities, changed water sources and/or taken other steps during the past year to address these compliance issues. We are actively working with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance. We do not expect the ultimate resolution of these compliance issues will have a material adverse impact on our consolidated financial position or results of operations.

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

Wastewater

The water discharged from our wastewater facilities are subject to regulations imposed by the EPA under the Clean Water Act of 1972, as amended. We currently have wastewater operations in Alabama, Mississippi, Oklahoma and Texas. The discharge water is also regulated by the Alabama Department of Environmental Management, the Mississippi Department of Environmental Quality and the Oklahoma Department of Environmental Quality.

In Texas, discharge water is also subject to regulation under the TCEQ Texas Clean Water Act, as amended. These regulations establish MCLs for discharging contaminates into natural water bodies. We hold several discharge permits as required by the TCEQ and are complying with all monitoring and reporting requirements related to the quality of the discharged water.

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

Costs associated with monitoring and complying with the Clean Water Act have increased and are expected to further increase as regulatory agencies adopt additional monitoring and discharge requirements. We believe that costs associated with the additional monitoring and testing of the discharge water will be recoverable from ratepayers through future rate increases. However, we cannot assure you that existing discharges will meet existing or future EPA, or TCEQ regulatory requirements, that recovery of additional costs will be allowed, or that new or revised monitoring requirements will not necessitate additional capital expenditures in the future. We believe that future incremental costs of complying with governmental regulations, including capital expenditures, will be recoverable through increased rates. However, we cannot assure you that recovery of such costs will be allowed.

Competition

Our regulated utilities in California, Mississippi, New Mexico, Oklahoma and Texas each operate under a Certificate of Public Convenience and Necessity granted by the respective regulators in their state. Our water utilities and Alabama wastewater utilities are also regulated by other state and local governmental authorities having jurisdiction over water and wastewater service and other aspects of our water utility businesses. Our Utility Group water businesses are dependent upon maintaining these certificates and upon various governmental and court decisions affecting our water rights and service areas.

All of the states in which our regulated utilities operate have state laws which provide that no public or private agency can install facilities within the service area of another public utility in order to compete with it, except upon payment of just compensation for all damages incurred by the public utility. Under the state laws of California and New Mexico, municipalities and certain other public agencies have the right to acquire private water utility plants and systems within their territorial limits by condemnation but must pay fair value for the condemned system.

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

SERVICES GROUP—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

Our Services Group has over 700 contracts as of December 31, 2007, with the majority of these contracts falling into one of three categories:

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

Services Group Contracts With Our Own Utilities

Many Services Group contracts are with our own Alabama, Mississippi, New Mexico, Oklahoma and Texas utilities to perform operating services, normal maintenance and construction work and management of capital projects for these utilities. These contracts are established utilizing terms and conditions equivalent to prevailing industry rates for similar work performed by our Services Group for non-affiliated customers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), we recognize a profit on sales to regulated affiliates and do not eliminate the intercompany profit because we believe the sales price is reasonable and it is probable that, through the rate making process, future revenue approximately equal to the sales price will result from the regulated affiliate’s use of the services. Historically, state regulators have approved the services provided and rates charged by the Services Group to our Utility Group and permitted those charges as a component of utility rates. However, we cannot assure you that state regulators will approve those services and rates in the future.

Growth and Contractual Service Backlog

During the past three years, our Services Group has increased revenues and service areas by adding new contracts and construction projects, pursuing renewal and expansion of existing contracts and by making acquisitions.

Revenues included in backlog are generally realized over a multi-year period. O&M contracts typically have durations of three to five years, and the uncompleted remaining portion of these contracts is reflected in backlog. MUD contracts, which are generally cancelable with 30 to 60 days prior notice, are assumed to have a 36-month remaining term, consistent with our experience, and are included in the backlog computation using an assumed 36-month term. As of December 31, 2007, our Services Group contractual base service fee backlog was $188.4 million compared to $185.3 million as of December 31, 2006. Base service fee backlog totaling approximately $141.4 million as of December 31, 2007 is expected to be earned during 2009 and beyond.

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

ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the five years ended December 31, 2007 and in 2008 through the date of this report, we have acquired the stock or assets of several businesses that fit our long-term growth goals for our Utility and Services Groups. Those acquisitions are summarized below.

Utility Group Acquisitions

Monarch Utilities. In July 2004, we acquired a Texas utility consisting of a collection of rural regulated water systems and wastewater collection and treatment systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P. and renamed the utility Monarch Utilities, Inc. The acquisition expanded our regulated operations in the state of Texas. Monarch is operated by our Services Group, allowing us to obtain operating efficiencies by sharing overhead costs and employee competency in this region. The aggregate purchase price was $66 million, comprised of $48 million in cash and the assumption of $18 million in debt.

Shelby County Alabama Wastewater System. In September 2005, we acquired the assets of a wastewater collection and treatment system servicing approximately 4,000 connections in Shelby County, Alabama, for $8.6 million in cash. The acquisition allowed us to expand our regulated utility footprint into Alabama. Novus Utilities, the contract operations company in Birmingham Alabama we acquired in March 2005, has operated this facility since 1992 and was instrumental in the acquisition process. This synergy creates operating efficiencies by sharing overhead costs and employee competency in this region.

Denton Texas Water System. In October 2005, we acquired all of the stock of Midway Water Utilities, a small water utility serving approximately 370 connections located in Denton County, Texas, for $0.5 million in cash and $0.2 million of assumed liabilities. Midway will be combined with Monarch Utilities, one of our other Texas-based utilities, allowing us to achieve operating efficiencies by sharing overhead costs and employee competency in this region.

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

Austin Texas Water and Wastewater Systems. During 2006, we acquired two small water utilities serving 244 connections and the rights to serve water and provide wastewater utility service in developing areas located near Austin, Texas. The aggregate purchase price for these acquisitions was $1.4 million in cash; liabilities assumed in connection with the acquisitions were negligible. These utilities will be combined with our other utilities in the region allowing us to achieve operating efficiencies by sharing overhead costs and employee competency in this region.

Mississippi Water and Wastewater Systems. In February 2007, we acquired the assets of a small water utility serving 275 connections and four wastewater collection systems servicing 355 connections in a high growth area of northern Mississippi, just south of Memphis Tennessee. The aggregate purchase price for these acquisitions was $0.6 million in cash; liabilities assumed in connection with these acquisitions were negligible. These utilities are operated by our Services Group, which has operated in the area for several years, allowing us to achieve operating efficiencies in this developing region.

San Antonio Texas Water Systems. In May 2007, we acquired all of the stock of two water utilities comprised of 13 separate systems serving an aggregate 2,600 connections in a high population growth area northwest of San Antonio, Texas. The aggregate purchase price for these acquisitions was $5.8 million in cash and $0.9 million of assumed liabilities. These utilities will be combined with Monarch Utilities, one of our other Texas-based utilities, allowing us to achieve operating efficiencies by sharing overhead costs and employee competency in this region.

Madison County Alabama Wastewater System. In November 2007, we acquired the assets of a wastewater collection and treatment system servicing approximately 120 connections in an area north of Huntsville in Madison County, Alabama, for $1.7 million in cash; no liabilities were assumed in the transaction. The acquisition allowed us to expand our regulated utility footprint into Alabama. Novus Utilities, the contract operations company in Birmingham Alabama we acquired in March 2005, has operated this facility for several years and was instrumental in the acquisition process. This synergy creates operating efficiencies by sharing overhead costs and employee competency in this region.

Shelby County Alabama Wastewater System. In January 2008, we purchased the assets of another wastewater collection and treatment system that services approximately 4,100 residential and commercial connections in a service area directly adjacent to our existing Shelby County collection and treatment system. The purchase price was $22.5 million in cash at closing.

Services Group Acquisitions

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

OTHER INFORMATION

Credit Concentration

We have no individual customers who accounted for 10% or more of our consolidated revenues during each of the years in the three-year period ended December 31, 2007, or whose loss would have a material adverse effect on our consolidated or operating segment revenues.

Intellectual Property

The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities. Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

Employees

At December 31, 2007, we employed approximately 1,400 people. Approximately 1,250 people were employed in our Services Group, 120 were employed in our Utility Group and 30 people in our corporate office. None of our employees are represented under a collective bargaining agreement. We believe relations with our employees are positive.

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

Information about our executive officers can be found in “Item 10. Directors, Executive Officers and Corporate Governance—Executive Officers of the Registrant” and is incorporated herein by reference.

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

•                  We cannot assure you that we will be able in the future to reduce contaminants in our wells to acceptable levels at a commercially reasonable cost or at all.

•                  Standards that we must meet are constantly changing and becoming more stringent. For example, in February 2002, the EPA lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. To meet this new standard, we took actions that included constructing three arsenic removal treatment plants costing $3.6 million and we expect that the resulting treatment requirements will increase our cost of the water we provide. While we may request rate increases to recover these additional costs and the cost of complying with standards that may be enacted in the future, we cannot assure you that we will be successful in obtaining those rate increases.

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

•                  To date, we have been able to produce and purchase enough water to meet our current customer requirements in California. However, we cannot assure you that we will be able to produce or purchase enough water to fully satisfy future customer demand in our California service area. For example, our California utility purchases some water from the MWD, especially during times of peak consumption, which in turn receives water from both the California aqueduct system and the Colorado River. In 2003, the US Department of the Interior restricted the amount of water that California may receive from the Colorado River. In August 2007, the California Department of Water Resources, the operator of the California aqueduct system, was issued a court order to reduce by one-third the amount of water it draws from the Sacramento-San Joaquin Delta to protect endangered fish. Additionally, the aqueduct levees have recently come under scrutiny and there is a risk of failure in the event of a natural disaster. These events may impact the amount of water that the MWD can sell to our California utility in the future. We are currently examining various options to increase our available water supply in California. These options include drilling new wells, adding connections to our existing MWD supply lines and constructing water treatment facilities. We cannot assure you that the results of drilling the wells will be successful, that we will be able to obtain necessary permits to add new supply lines and connections, or that we will be able to obtain regulatory or legislative approval to operate new water treatment facilities.

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

•                  Many of our contracts with municipalities include contractual price increases tied to national consumer price indices. However, our costs are subject to market conditions and other factors, which may increase significantly higher than a generalized price index. The largest component of our operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general liability insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase at rates higher than the applicable general price index based on our actual claims incurred experience and therefore may result in a material adverse effect on our future results of operations.

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

•                  We may be unable to renew our credit facilities when they expire. We may be unable to execute additional financing alternatives at terms that we find acceptable. If we are unable to renew our existing lines of credit, or if we are unable to execute additional financing alternatives, our capital spending would be reduced or delayed and any future acquisitions would also be delayed or eliminated, which could negatively impact our revenues, revenue growth and profitability.

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

•                  Our businesses are dependent on several complex business systems that must function reliably in order for us to operate effectively. Among other things, system malfunctions could prevent us from operating or monitoring our facilities, billing accurately and timely analyzing financial results. Our profitability and cash flow could be impacted negatively in the event these systems do not operate effectively. We are working on migrating all of the legacy applications to a single integrated software and hardware platform. We may also experience malfunctions during this migration process.

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

None.

ITEM 2.                             PROPERTIES

FACILITIES

Administrative Offices and Warehouse Space

We lease administrative office and warehouse space at 22 locations in Alabama, California, Colorado, Georgia, Mississippi, New Mexico and Texas. These office and warehouse facilities total approximately 227,000 square feet. In addition, we own administrative and warehouse space at three locations in Alabama and Texas. The facilities we own total approximately 38,600 square feet of office space. We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth. The majority of our operations do not require uniquely specialized facilities, and we believe that additional or alternative space is available, if required, at reasonable prices. We may relocate some of our facilities as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

Property, Plant and Equipment

Our Utility Group utilizes the majority of our property, plant and equipment. Property, plant and equipment, net of accumulated depreciation, as of December 31, 2007, was as follows:

Property, Plant and Equipment, Net

December 31,
(In thousands)	2007

Utility Group:
California	$113,456
Texas	171,674
New Mexico	102,344
Alabama	10,452
Mississippi	574
Oklahoma	646
Total Utility Group	399,146

Services Group	8,090
Corporate	10,667
Total property, plant and equipment, net	$417,903

Water Production and Distribution Systems

Our Utility Group subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utilities have rights-of-way and easements in their service areas necessary to provide water services. Water production and distribution facilities held by our utilities as of December 31, 2007 were as follows:

Water Production and Distribution Systems

	California	Texas (1)	New Mexico	Mississippi

Transmission and distribution mains (in miles)	852	1,013	237	7
Storage reservoirs	32	386	5	1
Storage reservoir capacity (in million of gallons)	74	13	12	—
Active wells	18	250	6	2
Approximate pumping capacity (in gallons per minute)	39,600	22,800	17,700	700

(1)          Includes the small utility we own in Oklahoma which we operate as part of our Texas utilities.

Wastewater Facilities

We also own and operate wastewater collection and sewage treatment systems. These utilities also have rights-of-way and easements in their service areas necessary to provide their services. Wastewater collection and sewage treatment facilities held by our utilities as of December 31, 2007 were as follows:

Wastewater Collection and Sewage Treatment Systems

	Texas (1)	New Mexico (2)	Alabama	Mississippi

Interceptor and collection lines (in miles)	205	184	107	7
Lift stations	45	5	59	2

(1)          Consists of 15 separate collection and treatment systems.

(2)          Wastewater is treated at a city-owned facility.

CAPITAL EXPENDITURES, REPAIRS AND MAINTENANCE

We believe that our properties are maintained in good condition and in accordance with current standards of good industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization. We intend to continue our capital expenditure programs of constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the regulating authorities. Our employees perform normal maintenance and construction work on these facilities while major construction projects are normally performed by general contractors. Ongoing repairs and maintenance expenses for our Utility Group, expressed in dollars spent as well as the related percentage of Utility Group revenue, for the three years ended December 31, 2007 were as follows:

Utility Group—Repairs and Maintenance Expenses

(In thousands, except percentage data)	Amount	Percent

Repairs and maintenance expense:
2007	$5,763	6.2%
2006	$5,864	6.8%
2005	$5,116	6.5%

MORTGAGES AND LIENS

Virtually all of our California utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended (the “California Indenture”), securing our California utility’s First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to its parent company, SouthWest Water. Our California utility pays regular quarterly dividends to SouthWest Water. As of December 31, 2007, our California utility was in compliance with the dividend limitations mandated by the California Indenture.

Virtually all of our New Mexico utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the “New Mexico Indenture”), securing our New Mexico utility’s First Mortgage Bonds. The New Mexico Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New Mexico utility may pay to SouthWest Water. Our utility in New Mexico pays regular quarterly dividends to SouthWest Water. As of December 31, 2007, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture.

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

ITEM 3.                             LEGAL PROCEEDINGS

NEW MEXICO UTILITIES, INC.

New Mexico Utilities, Inc. (“NMUI”), one of SouthWest Water’s wholly-owned regulated utilities, has an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the “Water Authority”), whereby the Water Authority treats the effluent from NMUI’s wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits. Return flow credits supplement NMUI’s existing water rights, enabling it to pump additional water from the basin.

In August 2004, the Water Authority increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases in prior years. The Company believes the increase violates the terms of a written agreement between the parties. Subsequently, the Water Authority also claimed ownership of the return flow credits. The Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico, requesting that the Court settle these disputes. In a letter ruling dated May 2, 2007, the Court ruled that the Water Authority could use a new formula to set fees for NMUI. SouthWest Water filed a motion for reconsideration and that motion was denied on October 2, 2007. The matter has now been set for trial in the fall of 2008. The Court has not ruled on whether the new rate was appropriate; has made no determination as to any amount NMUI may owe to the Water Authority, or ruled on the ownership of the return flow credits.

Although we cannot give any assurances as to the ultimate resolution of this matter, we do not believe that it is probable we will be required to pay the disputed fees and related late payment penalties, which totaled $4.9 million as of December 31, 2007, and have not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements. In addition, should the Court rule against NMUI, the New Mexico Public Regulation Commission has indicated its support of NMUI’s proposal that it be permitted to establish a regulatory asset for any amounts paid, including late payment penalties, and recover that asset prospectively through a rate surcharge to its customers. We are unable to predict the impact the resolution of the return flow credits ownership dispute will have on the consolidated financial statements.

In September 2007, NMUI received a $0.7 million retroactive billing adjustment from the Water Authority covering the period from August 2003 through April 2006 for the volume of wastewater it believes NMUI discharged into the treatment system versus the amount reported by NMUI. The amounts reported by NMUI were based on a calculation methodology that had been agreed to by both parties and used for approximately 30 years. NMUI is contesting the billing adjustment. Although we cannot give any assurances as to the ultimate resolution of this matter, we do not believe that it is probable we will be required to pay the retroactive billing and therefore have not recognized a reserve for any potential liability for this amount in the accompanying consolidated financial statements.

On February 26, 2008, we were made aware of a “Claim of Lien” filed by the Water Authority against NMUI in the sum of $5.8 million, allegedly for delinquent sewer charges. This lien is related to the above described matters currently being litigated in New Mexico State Court.

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Petition”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. SouthWest Water is contesting the Petition and the matter is scheduled for trial in the fall of 2008. If SouthWest Water does not prevail, the Petitioners must pay fair market value for the utility as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, we believe that the fair market value of NMUI exceeds its recorded net book value as of December 31, 2007.

SUBURBAN WATER SYSTEMS

Suburban Water Systems, one of the Company’s wholly owned subsidiaries, and the Company were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against SouthWest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No. B178283). Oral arguments for the appeal were presented on June 20, 2007 and the Company (and the other defendants) prevailed at the appellate level. The Court ruled that the only time a regulated water utility or public water company can be held liable in tort for water quality issues is when they have violated a numerical standard set by the Department of Health Services or other similar regulatory agency. Liability insurance carriers have absorbed all costs related to the lawsuits and appeals. The parties have entered into a settlement agreement which provides, in part, that no further appeals will be filed, effectively ending this litigation.

INVESTIGATIONS

On May 5, 2005, ECO Resources, Inc. (“ECO”), one of SouthWest Waters operating subsidiaries, received a subpoena to provide records to a grand jury. The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to the date of the subpoena. ECO has operated this facility since September 2004. The facility was also served with search warrants executed by the EPA. We cooperated fully with the investigation and the investigation was closed without further action in February 2008.

SouthWest Water received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicates that the Board has conducted an investigation of the operations of ECO with respect to various California wastewater treatment facilities which are operated, but not owned, by ECO. The Board alleges that ECO has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against ECO’s status as a contract operator in California. While we believe that the summary allegations cannot be substantiated, we cannot currently predict what, if any, actions may be taken by the Board or the effect those actions may have on our financial position, results of operations or cash flows. We intend to aggressively defend against this action. No amounts have been accrued related to any potential fines, penalties or other liabilities.

On May 18, 2005, the EPA executed a search warrant at SouthWest Water’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. We have cooperated fully with the investigation and have provided the records requested. There have been no further significant developments since July 20, 2006.

OTHER MATTERS

SouthWest Water and our subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. We believe the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The following table shows the range of market prices of SouthWest Water’s common stock. Our common stock is traded on The NASDAQ Stock Market LLC under the symbol SWWC. There were 3,305 stockholders of record as of March 20, 2008.

The prices shown reflect the high and low sales prices for our common stock. The price ranges shown in the table, as well as cash dividends declared in each quarter, have been adjusted to reflect 5% stock dividends on January 2, 2006.

	Stock Price Range		Cash
	High	Low	Dividend

Year Ended December 31, 2006:

First Quarter	$19.07	$13.98	$0.0524
Second Quarter	16.49	10.75	0.0524
Third Quarter	13.96	11.24	0.0524
Fourth Quarter	14.44	11.84	0.0576

Year Ended December 31, 2007:

First Quarter	15.25	12.10	0.0576
Second Quarter	15.06	12.21	0.0576
Third Quarter	16.41	12.35	0.0576
Fourth Quarter	13.10	11.53	0.0600

DIVIDEND POLICY

Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors. Our current quarterly dividend rate is $0.06 per share of common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to holders of the Company’s common stock during the five most recent fiscal years versus the cumulative total return during the same period achieved by the 11 publicly held water utilities listed in the A.G. Edwards Water Utility Index and that achieved by the Standard & Poor’s 500 Stock Index on December 31st of each year. The comparison assumes an initial investment of $100 made on December 31, 2002 in each of the Company’s common stock, the A.G. Edwards Water Utility Index and the Standard & Poor’s 500 Stock Index. The cumulative total returns assume the reinvestment of all dividends. The historical stock performance reflected in the graph is not necessarily indicative of future stock performance.

	Current Value of a
	December 31, 2002 Investment in:			Price of:
			A.G. Edwards
		S&P 500	Water Utility
	SWWC	Composite	Index	SWWC	S&P 500

December 31, 2002	$100.00	$100.00	$100.00	$9.01	$880
December 31, 2003	122.50	128.68	129.07	10.86	1,112
December 31, 2004	146.78	142.69	149.99	12.81	1,212
December 31, 2005	166.60	149.68	203.79	14.31	1,248
December 31, 2006	162.76	173.32	204.62	13.76	1,418
December 31, 2007	150.74	182.84	193.64	12.52	1,468

Notes:

(1)          Assumes that dividends are reinvested.

(2)          Includes the impact of stock splits and stock dividends.

(3)          A.G. Edwards Water Utility Index includes ARTNA, AWR, BIW, CTWS, CWT, MSEX, PNNW, SWWC, SJW, WTR and YORW, weighted for market capitalization.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information relating to securities authorized for issuance under equity compensation plans will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 6.                             SELECTED FINANCIAL DATA

	Years Ended December 31, (1)
(In thousands, except ratio and per share data)	2007	2006		2005		2004		2003

Summary of Income Statement Data:

Revenues	$217,347	$218,802		$197,604		$179,420		$166,683
Operating income (2)	2,859	22,419		18,474		11,394		14,179
Other income (expense) (2)	(6)	58		(2)		105		658
Income (loss) from continuing operations	(5,020)	10,009		7,971		5,004		7,204
Loss from discontinued operations	(3,026)	(681)		(5,572)		(470)		(11)
Net income (loss)	(8,046)	9,399		2,399		4,534		7,193
Net income (loss) applicable to common stockholders	(8,070)	9,375		2,375		4,510		7,166

Ratio of earnings to fixed changes (3)
Ratio	—	2.36	x	2.37	x	2.02	x	2.58	x
Deficiency	$5,151	$—		$—		$—		$—

Per Common Share Data (4):

Earnings (loss) per common share:
Continuing operations:
Basic (2)	$(0.21)	$0.44		$0.38		$0.27		$0.47
Diluted (2)	(0.21)	0.43		0.37		0.26		0.44
Discontinued operations:
Basic	(0.12)	(0.03)		(0.27)		(0.03)		—
Diluted	(0.12)	(0.03)		(0.26)		(0.03)		—
Applicable to common stockholders:
Basic (2)	(0.33)	0.41		0.11		0.24		0.47
Diluted (2)	(0.33)	0.40		0.11		0.23		0.44

Cash dividends per common share	0.23	0.21		0.20		0.18		0.16

	Years Ended December 31, (1)
(In thousands)	2007	2006		2005		2004		2003

Balance Sheet and Other Data:

Additions to property, plant and equipment	$41,348	$43,253		$32,640		$22,975		$16,741
Total assets	516,409	491,693		444,725		404,809		296,222
Total debt (5)	147,290	130,047		127,095		118,560		75,799
Stockholders’ equity	159,194	166,527		145,253		126,198		79,667

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

(2)          Operating income for the five years ended December 31, 2007 includes reimbursement of incremental costs pursuant to a 2002 settlement agreement. As a result of the settlement agreement, we have received, and we expect to continue receiving, monthly reimbursement from the allegedly responsible parties for the incremental costs until completion of remediation. For 2007, 2006, 2005, 2004 and 2003 the reimbursements were $3.4 million, $3.1 million, $3.4 million, $3.3 million and $4.0 million, respectively ($0.09, $0.09, $0.10, $0.10 and $0.16 per share, respectively, net of tax).

(3)          For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income or loss from continuing operations before income taxes and fixed charges, minus interest capitalized. Fixed charges consist of:

•                  interest, both expensed and capitalized;

•                  amortization of debt expense and discount or premium relating to any indebtedness; and

•                  one-third of rental expenses under operating leases which is considered to be a reasonable approximation of the interest portion of such expense.

(4)          All earnings and cash dividends per common share have been retroactively adjusted to reflect stock dividends and stock splits occurring in prior periods.

(5)          Total debt is defined as total borrowings under bank lines of credit and long-term debt, including current maturities.

ITEM 7                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand the results of operations and financial condition of SouthWest Water Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the financial statements included in this report. The MD&A also contains forward-looking statements. See “Forward-Looking Statements” on page 1 of this report for additional information.

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

Effects of Inflation

For our Utility Group, recovery for the effects of inflation through higher rates is dependent upon receiving adequate and timely rate increases. For our Service Group, most of our contacts have provisions for rate increases tied to the rate of inflation. However, rate increases are not retroactive and often lag increases in costs caused by inflation. During periods of moderate inflation, as has been experienced in 2007 and 2006, the effects of inflation have had an impact on our results of operations.

Acquisitions, Assets Held for Sale and Dispositions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions and, in 2005, a disposition. Our most recent significant acquisitions, which affect the comparability of the historical financial condition and results of operations described in the MD&A, are:

Utility Group:

•                  a Shelby County, Alabama-based wastewater collection and treatment system servicing approximately 4,000 connections in September 2005;

•                  a Denton County, Texas-based water utility serving approximately 370 connections in October 2005;

•                  two Austin, Texas-based water utilities serving 244 connections in 2006;

•                  a northern Mississippi-based water and wastewater utility serving approximately 275 water connections and servicing approximately 355 wastewater connections through four collection systems in February 2007;

•                  two San Antonio, Texas-based water utilities serving approximately 2,600 connections in May 2007;

•                  a Madison County, Alabama-based wastewater collection and treatment system servicing approximately 120 connections in November 2007; and

Services Group:

•                  a Birmingham, Alabama-based contract operations company in March 2005.

In January 2008, we also acquired another Birmingham, Alabama-based wastewater collection and treatment system that services approximately 4,100 residential and commercial connections in a service area directly adjacent to our existing Shelby County collection and treatment system.

During 2007, we elected to sell a wholesale water and wastewater operation in Texas and believe the sale can be consummated during 2008. As a result of this decision, the operation is classified as a discontinued operation in our consolidated financial statements and the discussion below reflects only continuing operations for all periods.

In June 2005 we sold Master Tek International, Inc., our submetering business that provided multi-family residential utility metering, billing and collection services for residential properties. The sale of this business, which was part of our Services Group, has not affected the operations of our remaining businesses in the Services Group or our Utility Group. As a result of the sale, the business we sold is also reflected as a discontinued operation in our consolidated financial statements for 2005 and the discussion below reflects only continuing operations.

New Mexico Eminent Domain Condemnation Proceedings

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to  customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. We believe we have defenses to the Action which we intend to vigorously assert. If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, we believe that the fair market value of the NMUI utility exceeds its recorded net book value as of December 31, 2007. See “Item 3. Legal Proceedings” for additional information.

BUSINESS OUTLOOK

The water and wastewater industry generates annual revenues in excess of $70 billion in the United States. Both services are primarily owned by government municipalities. Growing regulatory complexity and escalating water quality awareness has led to a dwindling supply of low-cost potable water. The market is characterized by an aging and deteriorating municipal infrastructure and there is minimal state and federal government funding available to upgrade these systems to meet the higher standards. The EPA estimates that an investment of $750 billion to $1.0 trillion may be needed over the next 20 years to meet the higher standards. These factors lead us to a very positive outlook for growth in our industry as more government entities look to the private sector to help them meet these challenges.

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

The Services Group growth strategy focuses on expanding our client base, making strategic acquisitions and providing peripheral services such as construction of infrastructure, billing and collection services, customer care/call centers, meter replacement and laboratory analysis of water and wastewater samples. By pursuing new operations and maintenance contracts with cities, municipalities and private owners of water and wastewater utilities within our geographic footprint, we expand our presence in a region and gain economies of scale. We look to expand the scope of our contracts with current clients by adding additional services such as billing and collections and providing capital improvement project management services. An opportunity unique to our business model is that it includes an integrated strategy in which the Services Group provides construction and operation and maintenance services to our Utility Group. This provides us with economies of scale. We also continue to pursue acquisitions of small, strategic service companies that expand our geographic presence and give us knowledge of the regions water and wastewater needs. This local knowledge positions us for growth both in the service as well as the utility side of the business as municipalities look to form public/private partnerships or to sell their utility assets. This was demonstrated in March 2005 by our acquisition of Novus Utilities, a contract operations business in Alabama which gave us local knowledge and relationships in the region. This positioning in turn led to the acquisition of three wastewater utilities, one in September 2005, a second in November 2007 and the third in January 2008.

RESULTS OF OPERATIONS

Change in Presentation

Effective January 1, 2007, we elected to allocate a portion of the Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes. In prior periods, all operating expense overhead was reflected as operating expenses attributable to unaffiliated customers. This change in allocation methodology increased the gross profit from sales to unaffiliated customers and decreased the gross profit from sales to affiliated customers by the same amount. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year amounts have been reclassified to conform to the 2007 presentation.

In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), we do not eliminate the intersegment profit recognized on sales to affiliated customers because we believe the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. We do, however, eliminate the Services Group’s revenues from affiliated customers to the extent of its cost. Consequently, this change resulted in a decrease in the Services Group’s revenues and direct operating expenses reported in 2006 and 2005 by the same amounts. Consolidated gross profit, operating income and net income are unchanged.

In 2006, we centralized many of our common business functions into a shared services departmental structure and the related expenses were classified as selling, general and administrative expenses. Effective January 1, 2007 we concluded that these expenses were more operational in nature and elected to classify these expenses as direct operating expenses. As a result, 2006 amounts have also been reclassified to conform to the 2007 presentation.

2007 Compared to 2006

Revenues. Revenues decreased $1.5 million, or 0.7%, to $217.3 million for year ended December 31, 2007 from $218.8 million for the same period during the prior year. By segment, revenues changed as follows:

			Increase	Percent of Revenues
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$93,370	$86,321	$7,049	43.0%	39.5%
Services Group	123,977	132,481	(8,504)	57.0%	60.5%
Total	$217,347	$218,802	$(1,455)	100.0%	100.0%

Utility Group. Revenues increased $7.0 million, or 8.2%, to $93.4 million for the year ended December 31, 2007, from $86.3 million for the same period during the prior year. The increase was primarily due to the following:

•                  a $3.7 million increase at our California utility related to increased consumption and an increase in rates that went into effect on July 1, 2006; and

•                  a $3.4 million increase primarily resulting from a fourth quarter 2006 rate increase at one of our Texas utilities, a fourth quarter 2007 rate increase at one of our other Texas Utilities, a rate increase at our Alabama wastewater treatment facility and an increase in customer connections at our Texas and New Mexico Utilities; and

•                  a $1.1 million increase resulting from utility acquisitions in San Antonio, Texas and northern Mississippi; offset by

•                  a $1.2 million decrease due to lower consumption attributable to the wet weather in the Texas region during the year.

Services Group. Revenues decreased $8.5 million, or 6.4%, to $124.0 million for the year ended December 31, 2007 from $132.5 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

			Increase	Percent of Revenues
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Revenues from unaffiliated customers	$119,254	$125,558	$(6,304)	79.1%	75.6%
Intersegment revenues	31,467	40,424	(8,957)	20.9%	24.4%
Total revenues	150,721	165,982	(15,261)	100.0%	100.0%
Intersegment cost eliminations	(26,744)	(33,501)	6,757
Total	$123,977	$132,481	$(8,504)

Revenues from unaffiliated customers decreased $6.3 million, or 5.0%, to $119.3 million for the year ended December 31, 2007 from $125.6 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

•                  a $7.6 million decrease in contract operations, maintenance, public works and construction work in our southeast region due to contracts not renewed or canceled; and

•                  a $2.0 million decrease related to lower revenues in Texas from new housing construction due to a slowdown in housing starts as well as inclement weather compared to the prior year; offset by

•                  a $3.3 million increase related to increased business activity combined with our ongoing efforts to review our contracts and increase prices.

Intersegment revenues from our Utility Group decreased by $9.0 million, or 22.2%, to $31.5 million for the year ended December 31, 2007 from $40.4 million for the same period during the prior year. The decrease in revenues resulted from a decrease in construction projects performed for our New Mexico and Texas utilities due to a slow down in housing construction as well as a reduction in capital expenditures by our Texas utilities.

Direct Operating Expenses. Direct operating expenses decreased $1.8 million, or 1.1%, to $160.6 million for the year ended December 31, 2007 from $162.5 million for the same period during the prior year as follows:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$52,765	$48,540	$4,225	56.5%	56.2%
Services Group	107,884	113,916	(6,032)	87.0%	86.0%
Total	$160,649	$162,456	$(1,807)	73.9%	74.2%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues. Total direct operating expenses are computed as a percentage of total revenues.

Utility Group. Direct operating expenses increased $4.2 million, or 8.7%, to $52.8 million for the year ended December 31, 2007, from $48.5 million for the same period during the prior year. The increase in direct operating expenses was primarily due to the following:

•                  a $1.8 million increase in expenses resulting from our San Antonio, Texas and northern Mississippi utility acquisitions, and increases at our Texas and New Mexico utilities in depreciation expense, contract operation fees, and sewage treatment expenses;

•                  a $1.6 million net increase in direct operating expenses at our California utility principally resulting from higher water usage related to increased consumption and higher depreciation rates adopted under the rate case that went into effect on July 1, 2006; and

•                  a $0.8 million increase resulting from the one-time recognition of a balancing account receivable in 2006 by our California utility pursuant to a CPUC decision which was recognized as a reduction of operating expenses.

Direct operating expenses were 56.5% and 56.2% of related revenues for the year ended December 31, 2007 and 2006, respectively, primarily as a result of the recognition of a balancing account receivable in 2006 as mentioned above. Excluding the balancing account, direct operating expenses as a percent of revenue were 57.2% for the year ended December 31, 2006.

Services Group. Direct operating expenses decreased $6.0 million, or 5.3%, to $107.9 million for the year ended December 31, 2007 from $113.9 million for the same period during the prior year. The decrease in direct operating expenses was due to the following:

•                  a $8.0 million decrease related to contracts not renewed or canceled in our southeast region net of cost increases to correct past performance issues in that region; and

•                  a $1.5 million decrease primarily related to lower revenues from new housing construction-related work compared to the prior year due to inclement weather and a slowdown in the housing market in Texas; partially offset by

•                  a $2.8 million increase in direct costs associated with increased business activity; and

•                  a $0.7 million charge in 2007 in anticipation of a settlement for our share of potential fines and penalties imposed by a water quality control board.

Direct operating expenses as a percentage of the related revenues increased 1.0% to 87.0% for the year ended December 31, 2007 compared to 86.0% for the same period during the prior year. Excluding the nonrecurring $0.7 million charge, the operating expense percentage is 86.5% for the year ended December 31, 2007.

Gross Profit. Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $0.4 million, or 0.6%, to $56.7 million for the year ended December 31, 2007 from $56.3 million for the same period during the prior year as follows:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$40,605	$37,781	$2,824	43.5%	43.8%
Services Group	16,093	18,565	(2,472)	13.0%	14.0%
Total	$56,698	$56,346	$352	26.1%	25.8%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group. Gross profit was 43.5% and 43.8% of related revenues for the year ended December 31, 2007 and 2006, respectively, primarily related to the recognition of a balancing account receivable in 2006 as mentioned above. Excluding the balancing account, gross profit as a percent of revenue was 42.8% for the year ended December 31, 2006. The decrease is primarily attributable to higher depreciation and other operating expenses.

Services Group. Gross profit for the year ended December 31, 2007 and 2006 was comprised of the following:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Gross profit on sales to:
Unaffiliated customers	$11,370	$11,642	$(272)	9.5%	9.3%
Affiliated customers (intersegment)	4,723	6,923	(2,200)	15.0%	17.1%
Total	$16,093	$18,565	$(2,472)	10.7%	11.2%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $0.3 million, or 2.3%, to $11.4 million for the year ended December 31, 2007 from $11.6 million for the same period during the prior year. Gross profit as a percent of revenues for 2007 was 9.5%, compared to 9.3% for the same period for the prior year. The decrease in gross margin dollars is primarily related to the slowdown in the housing market as mentioned above, partially offset by an increase in contract prices.

Services Group gross profit on revenues from our Utility Group decreased by $2.2 million, or 31.8% to $4.7 million for the year ended December 31, 2007 from $6.9 million for the same period during the prior year. The decrease is related to a slow down in housing construction, wet weather in Texas, as well as a reduction in capital expenditures by our Texas utilities.

The Services Group supports three distinctly different customer bases; Texas Municipal Utility Districts or MUD’s, municipal clients through operations and maintenance contracts, and SouthWest Water’s own Utility Group. We need to accelerate our performance improvements and therefore we refocused this Group in early 2008 along these business lines to better serve the unique demands of each customer base, to focus our business development efforts for each market and to eliminate structural redundancies that may exist today.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.6 million, or 11.0%, to $36.6 million for the year ended December 31, 2007 compared to $33.0 million for the same period during the prior year as follows:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2007	2006	(Decrease)	2007	2006

Utility Group	$8,050	$7,609	$441	8.6%	8.8%
Services Group	12,680	12,006	674	10.2%	9.1%
Corporate	15,894	13,383	2,511	—	—
Total	$36,624	$32,998	$3,626	16.9%	15.1%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues. Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues. The Utility Group increase is caused primarily by legal costs incurred in connection with the condemnation proceedings against our New Mexico utility. In accordance with New Mexico statute, costs incurred aggregating $0.5 million through December 31, 2007 are expected to be reimbursed to us by the parties seeking condemnation should we prevail in the action. The Services Group expense increase resulted primarily from a restructuring charge associated with the workforce realignment. Corporate expenses increased as result of $1.9 million of costs incurred related to our Cornerstone project which commenced in the second quarter of 2007 and higher salary, wages and related benefits attributable to upgrades in management and staff positions, partially offset by $0.9 million of CEO relocation expenses incurred in 2006.

The Cornerstone project is a company-wide initiative to reengineer our business processes and integrate our information systems onto a single platform across the entire company utilizing state-of-the-art systems and technology. Our existing systems are standalone legacy systems that were in place when we acquired many of our companies. These individual standalone systems are costly to operate and maintain and make the consolidation and sharing of data between the various platforms labor intensive and time-consuming. The financial module of the integrated platform became operational on January 1, 2008 and is performing as expected.

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

Impairment of Goodwill. During 2007, charges totaling $17.2 million were recorded to reflect the impairment of goodwill in accordance with SFAS No. 142. As required by SFAS 142, we test goodwill annually for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances. The realization of long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations. Forecasted revenues and capital expenditures, which include forecasted customer connection growth and the timing and amount of regulated rate increases, are key components of the discounted cash flow projections.

During recent impairment testing, we determined that revenue growth for our Texas Utilities was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction as well as a slower rate of regulated rate increases. Additionally we determined that higher levels of capital expenditures than previously projected were necessary to bring the systems into regulatory compliance and to continue improving the quality of service for our customers. These factors resulted in significantly lower discounted cash flow projections than previously forecast. Based on these projections, the entire $17.2 million of goodwill associated with the Texas Utilities was found to be impaired and was charged to expense in 2007.

Other Income (Expense). Other expenses increased $0.1 million, or 0.9% to $7.1 million for the year ended December 31, 2007, compared to $7.0 million for the same period during the prior year as follows:

			(Increase)
(In thousands)	2007	2006	Decrease

Interest expense	$(7,696)	$(7,536)	$(160)
Interest income	618	456	162
Other, net	(6)	58	(64)
Total	$(7,084)	$(7,022)	$(62)

Interest Expense. Interest expense increased by $0.2 million, or 2.1% to $7.7 million for the year ended December 31, 2007 from $7.5 compared to the same period during the prior year. The major components of interest expense were as follows:

(In thousands)	2007	2006	Change

Mortgage bonds and bank term loans	$4,731	$4,836	$(105)
Revolving lines of credit	3,229	2,382	847
Convertible subordinated debentures	843	950	(107)
Other indebtedness	702	834	(132)
Total interest incurred	9,505	9,002	503
Less capitalized interest	(914)	(630)	(284)
Less interest related to discontinued operations	(895)	(836)	(59)
Total interest expense	$7,696	$7,536	$160

The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit, offset by a decrease in borrowing levels related to our other indebtedness as well as higher levels of capitalized interest on long-term capital projects, including the Cornerstone project. The average balance of interest bearing debt outstanding increased to $140.9 million during the year ended December 31, 2007 compared to $130.0 million for the prior year.

The additional borrowings were used to fund capital expenditures and acquisitions as well as to fund the capital and expense portions of the Cornerstone project. The weighted average interest rate on total borrowings was approximately 6.8% for the year ended December 31, 2007 and 6.9% for the same period in the prior year.

Interest Income. Interest income increased $0.2 million for the year ended December 31, 2007 principally as a result of receiving $0.2 million of interest with the final contract retainage payment on the Capistrano Valley Water District construction project.

Provision for Income Taxes. Our effective consolidated income tax rate on combined continuing and discontinued operations was 11% for the year ended December 31, 2007 compared to 35% for 2006. The decrease from the 34% federal statutory rate in 2007 was primarily caused by $5.6 million of non-deductible goodwill impairment charges recorded during the year.

Loss from Discontinued Operations. Net loss from discontinued operations, which pertains to our wholesale water and wastewater business we elected to sell, was $3.0 million for the year ended December 31, 2007. Included in the net loss is a $3.4 million charge ($2.2 million net of tax) to reduce the carrying value of the assets to expected net realizable value.

2006 Compared to 2005

Revenues. Revenues increased $21.2 million, or 10.7%, to $218.8 million for year ended December 31, 2006 from $197.6 million for the year ended December 31, 2005. By segment, revenues increased as follows:

			Increase	Percent of Revenues
(In thousands, except percentages)	2006	2005	(Decrease)	2006	2005

Utility Group	$86,321	$78,884	$7,437	39.5%	39.9%
Services Group	132,481	118,720	13,761	60.5%	60.1%
Total	$218,802	$197,604	$21,198	100.0%	100.0%

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

Services Group. Revenues increased $13.8 million, or 11.6%, to $132.5 million for the year ended December 31, 2006 from $118.7 million for the same period during the prior year. The increase in revenues was primarily due to the following:

			Increase	Percent of Revenues
(In thousands, except percentages)	2006	2005	(Decrease)	2006	2005

Revenues from unaffiliated customers	$125,558	$114,515	$11,043	75.6%	78.5%
Intersegment revenues	40,424	31,324	9,100	24.4%	21.5%
Total revenues	165,982	145,839	20,143	100.0%	100.0%
Intersegment cost eliminations	(33,501)	(27,119)	(6,382)
Total	$132,481	$118,720	$13,761

Revenues from unaffiliated customers increased $11.0 million, or 9.6%, to $125.6 million for the year ended December 31, 2006 from $114.5 million for the same period during the prior year. The increase in revenues was primarily due to the following:

•                  a $4.1 million increase in contract operations, maintenance, public works and construction due to new contracts;

•                  a $6.3 million increase related to growth in the customer base under existing contracts as a result of increased housing starts; and

•                  a $1.4 million increase resulting from the acquisition of an Alabama-based contract operations company in March 2005; offset by

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

Direct Operating Expenses. Direct operating expenses increased $14.1 million, or 9.5%, to $162.5 million for the year ended December 31, 2006 from $148.4 million for the prior year as follows:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2006	2005	(Decrease)	2006	2005

Utility Group	$48,540	$44,827	$3,713	56.2%	56.8%
Services Group	113,916	103,547	10,369	86.0%	87.2%
Total	$162,456	$148,374	$14,082	74.2%	75.1%

(1)          Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues. Total direct operating expenses is computed as a percentage of total revenues.

Utility Group. Direct operating expenses increased $3.7 million, or 8.3%, to $48.5 million for the year ended December 31, 2006, from $44.8 million for the prior year. The increase in direct operating expenses was primarily due to the following:

•                  a $2.5 million increase in expenses at our New Mexico and Texas utilities resulting from an increase in the number of connections we serve which caused higher costs related to water production, chemicals, lab fees and sludge hauling;

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

Direct operating expenses were 56.2% and 56.8% of related revenues for the years December 31, 2006 and 2005, respectively. Direct operating expenses as a percent of related revenues for 2006 were 59.2% excluding the effect of the favorable CPUC decision and the gain on the sale of land. The adjusted increase is primarily due to higher direct operating costs at our California and Texas utilities.

Services Group. Direct operating expenses increased $10.4 million, or 10.0%, to $113.9 million for the year ended December 31, 2006 from $103.5 million for the prior year. The increase in direct operating expenses was due to the following:

•                  an $10.0 million increase related to the cost of serving new contacts and the growth in customer base under existing contracts, including the impact of rising fuel and fleet-related expenses; and

•                  a $1.1 million increase from our acquisition of an Alabama-based contract operations company in March 2005; offset by

•                  a $0.7 million decrease in our testing laboratory’s 2006 direct operating expenses as a result of reducing the scope of its operations to focus on bottom line performance.

Direct operating expenses as a percentage of the related revenues of 86.0% for the year ended December 31, 2006 is comparable to 87.2% for the prior year.

Gross Profit. Gross profit, which we define as the difference between revenues and the related direct operating expenses, increased $7.1 million, or 14.5%, to $56.3 million for the year ended December 31, 2006 from $49.2 million for the prior year as follows:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2006	2005	(Decrease)	2006	2005

Utility Group	$37,781	$34,057	$3,724	43.8%	43.2%
Services Group	18,565	15,173	3,392	14.0%	12.8%
Total	$56,346	$49,230	$7,116	25.8%	24.9%

(1)          Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group. Gross profit was 43.8% and 43.2% of related revenues for the years December 31, 2006 and 2005, respectively. Gross profit as a percent of related revenues for 2006 was 40.8% excluding the effect of the favorable CPUC decision and the gain on the sale of land. The adjusted decrease is primarily due to higher direct operating costs at our California and Texas utilities.

Services Group. Gross profit for the years ended December 31, 2006 and 2005 was comprised of the following:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2006	2005	(Decrease)	2006	2005

Gross profit on sales to:
Unaffiliated customers	$11,642	$10,968	$674	9.3%	9.6%
Utility Group (intersegment)	6,923	4,205	2,718	17.1%	13.4%
Total	$18,565	$15,173	$3,392	11.2%	10.4%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers increased by $0.7 million, or 6.1%, to $11.6 million for the year ended December 31, 2006 from $11.0 million for the prior year. Gross profit as a percent of revenues for 2006 was 9.3%, compared to 9.6% for 2005. During 2006, we began focusing our efforts on improving this profit margin and began the process of evaluating our performance under each of our more than 600 individual contacts. We determined that many contracts had old rate structures that had not been updated in recent years as permitted under most of our contracts. We began negotiating new rates with our customers in 2006 that provide an appropriate return for the services we provide. We continued this effort in 2007 and showed additional improvement.

Services Group gross profit on revenues from our Utility Group increased by $2.7 million, or 64.6%, to $6.9 million for the year ended December 31, 2006 from $4.2 million for the prior year. The increase is related to an increase in construction projects for our Texas and New Mexico utilities as well as an increase in operations and maintenance work related to our September 2005 acquisition of our Alabama wastewater collection and treatment operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 7.3%, to $33.0 million for the year ended December 31, 2006 compared to $30.8 million for the same period during the prior year as follows:

			Increase	Percent of Revenues (1)
(In thousands, except percentages)	2006	2005	(Decrease)	2006	2005

Utility Group	$7,609	$7,448	$161	8.8%	9.4%
Services Group	12,006	10,779	1,227	9.1%	9.1%
Corporate	13,383	12,529	854	—	—
Total	$32,998	$30,756	$2,242	15.1%	15.6%

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

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues. The increase in selling, general and administrative expenses was primarily due to the following:

•                  a $0.9 million increase related to nonrecurring charges for relocation assistance extended to our new CEO;

•                  a $0.4 million increase attributable to acquisitions which occurred in 2005;

•                  a $0.2 million increase in salaries, wages and related benefits resulting from workforce increases to support our business growth; and

•                  a $1.0 million increase in legal and other professional fees, relating to certain litigation and other routine legal and administrative proceedings arising during the ordinary course of business; offset by

•                  a $0.3 million decrease in Sarbanes-Oxley compliance-related costs.

Impairment of Goodwill and Other Long-Lived Assets. During 2006, charges totaling $0.9 million have been recorded to reflect the impairment of goodwill in accordance with SFAS 142. As required by SFAS 142, we test goodwill annually for impairment at the reporting unit level, as of October 31st of each year, or when events or circumstances indicate the carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances. The realization of the Company’s long-lived assets, including goodwill, is dependent on expected future cash flows from the underlying operations.

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

Other Income (Expense). Other expense increased $1.0 million, or 15.7%, to $7.0 million for the year ended December 31, 2006 from $6.1 million for the same period during the prior year as follows:

(In thousands)	2006	2005	Change

Interest expense	$(7,536)	$(6,501)	$(1,035)
Interest income	456	434	22
Other	58	(2)	60
Total	$(7,022)	$(6,069)	$(953)

Interest Expense. Interest expense increased $1.0 million, or 15.9%, for the year ended December 31, 2006 compared to the same period during the prior year. The major components of interest expense were as follows:

(In thousands)	2006	2005	Change

Revolving lines of credit	$2,382	$1,763	$619
Mortgage bonds and bank term loans	4,836	4,391	445
Convertible subordinated debentures	950	1,157	(207)
Other indebtedness	834	623	211
Total interest incurred	9,002	7,934	1,068
Less capitalized interest	(630)	(689)	59
Less interest related to discontinued operations	(836)	(744)	(92)
Total interest expense	$7,536	$6,501	$1,035

The increase in total interest incurred is primarily due to an increase in borrowings levels on our mortgage bonds and bank term loans and an increase in interest rates related to our revolving line of credit. Average balances of interest bearing debt outstanding increased to $130.0 million in 2006 compared to $126.0 million in 2005. The added borrowings were used to fund capital expenditures and acquisitions. The weighted average interest rate on our borrowings increased to 6.9% for the year ended December 31, 2006 from 6.3% for the prior year.

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

Loss from Discontinued Operations. Loss from discontinued operations was $0.7 million for the year ended December 31, 2006 compared to $5.6 million during the prior year and is comprised of two businesses, our wholesale water and wastewater business and our submetering business which we sold in the second quarter of 2005 as follows:

	Years Ended December 31,
(In thousands)	2006	2005

Submetering business:
Net loss from operations through June 30, 2005, the date of sale	$—	$(1,278)
Loss on sale, net of tax benefit	—	(3,624)
Wholesale water and wastewater business net loss from operations	(681)	(670)
Total additions to property, plant and equipment	$(681)	$(5,572)

NEW ACCOUNTING GUIDANCE AND PRONOUNCEMENTS ADOPTED

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. The balance sheet recognition provisions of SFAS 158 were effective for our fiscal year ended December 31, 2006 and, as a result, we began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income. The adoption of SFAS 158 did not have a material effect on the consolidated financial statements.

FIN No. 48

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires companies to recognize the financial statement benefit of a tax position only after determining the relevant tax authority would “more likely than not” sustain the position following an examination by the taxing authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant taxing authority. As of January 1, 2007, our liabilities for uncertain tax positions were not significant and therefore adoption of FIN 48 did not have a material effect on the consolidated financial statements.

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

•                  obtain external financing for major acquisitions; and

•                  maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Years Ended December 31,
(In thousands)	2007	2006	Change

Net cash provided by (used in):
Continuing operations:
Operating activities	$30,548	$26,796	$3,752
Investing activities	(49,368)	(45,558)	(3,810)
Financing activities	16,228	20,329	(4,101)
Total continuing operations	(2,592)	1,567	(4,159)
Discontinued operations:
Operating activities	1,565	1,250	315
Investing activities	(317)	(1,287)	970
Total continuing operations	1,248	(37)	1,285
Increase (decrease) in cash and cash equivalents	$(1,344)	$1,530	$(2,874)

Cash Flows From Operating Activities. Net cash provided by operating activities increased by $3.8 million in 2007 compared to the prior year. Operational aspects of our businesses that affected working capital in 2007 versus 2006 are highlighted below:

•                  the benefit from increased water rates at our California and Texas utilities; and

•                  collection of the final $2.3 million on a long-term construction project upon final acceptance by the customer in 2007.

Cash Flows From Investing Activities. Cash used in investing activities totaled $49.4 million in 2007 compared to $45.6 million during 2006 as follows:

	Years Ended December 31,
(In thousands)	2007	2006	Change

Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	$(41,348)	$(43,253)	$1,905
Acquisition of businesses, net of cash acquired	(8,069)	(1,719)	(6,350)
Purchase of minority interest	—	(1,013)	1,013
Proceeds from sales of land and equipment	49	427	(378)
Net cash used for investing activities	$(49,368)	$(45,558)	$(3,810)

The following table summarizes additions to property, plant and equipment additions for 2007 and 2006.

	Years Ended December 31,
(In thousands)	2007	2006

Company-financed additions	$35,375	$35,396
Capital improvement reimbursements	1,931	4,300
Cash contributions received in aid of construction	4,042	3,557
Total cash additions to property, plant and equipment	41,348	43,253
Non-cash contributions in aid of construction	6,355	12,605
Capital expenditures financed with capital lease obligations	4,582	—
Total additions to property, plant and equipment	$52,285	$55,858

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our California, Texas and New Mexico utilities and, starting in 2007, our Cornerstone project. Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.

During 2007, we invested $5.5 million in cash for capital assets related to our Cornerstone project as well as financed an additional $4.6 million of our capital investment with capital leases. We have invested a total of $10.1 million in the project since its inception.

In 2008, we expect to spend approximately $29.2 million on cash additions, principally within our Utility Group, expect to receive $0.4 million of CIAC and expect to finance an additional $14.0 million of Cornerstone-related expenditures with our capital lease facility resulting in total expected additions to property, plant and equipment of approximately $43.6 million.

During 2007, we acquired a small water and wastewater utility located in northern Mississippi, just south of Memphis, Tennessee, two water and wastewater utilities near San Antonio, Texas and a wastewater collection and treatment system in Alabama for an aggregate $8.1 million in cash plus $2.5 million of liabilities assumed.

In January 2008, we also purchased the assets of a wastewater collection system and related treatment plant for $22.5 million in cash at closing and we expect we will continue to make substantial investments in acquisitions in the future.

Cash Flows From Financing Activities. During 2007, we financed our growth through a broad range of capital initiatives:

•                  borrowed $15.0 million under our revolving line of credit;

•                  received $5.1 million of capital improvement reimbursements and contributions in aid of construction; and

•                  received $3.5 million of proceeds from our share-based equity incentive plans and stock purchase plans.

Aggregate borrowings under our revolving lines of credit increased by a net $9.0 million during 2007 compared to 2006 primarily due to our acquisition activities and to fund our capital expenditure programs.

During 2007, we paid $5.7 million of cash dividends to our common and preferred stockholders. In the fourth quarter of 2007, we increased our quarterly common stock dividend rate by 4.2% to $0.06 per share.

Our borrowing availability under our $100.0 million credit facility was $47.0 million as of December 31, 2007. Availability was subsequently reduced by $22.5 million in January 2008 as a result of a borrowing to close our wastewater treatment plant acquisition described above.

In February 2008, we entered into a new credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California. The credit agreement provides for a $150.0 million revolving credit facility. We may elect to increase the amount of the credit facility by an amount not to exceed $75.0 million during the term of the agreement provided certain conditions are met. The new credit agreement is more fully described in Note 17 to the consolidated financial statements included in this report.

The new revolving line of credit commitment ends on February 15, 2013 and our $100.0 million credit facility was cancelled upon repayment with an initial borrowing under the $150.0 million facility.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of December 31, 2007, as well as an estimate of the periods during which these payments are expected to be made. The table also shows, on a pro forma basis, the effect our January 2008 acquisition and new credit agreement would have had as of December 31, 2007 had they occurred as of that date.

	Years Ended December 31, (1)
			2009	2011	2013
			and	and	and
(In thousands)	Total	2008	2010	2012	Beyond

Long-term debt (1):
Bank line of credit (2)	$51,000	$—	$51,000	$—	$—
Mortgage bonds (3)	45,000	—	—	—	45,000
Bank term loans (4)	31,796	823	1,646	1,645	27,682
Convertible subordinated debentures (5)	12,053	—	—	—	12,053
Capital lease obligations (6)	4,582	837	1,790	1,955	—
Economic development revenue bonds (7)	1,925	115	245	280	1,285
Notes payable (8)	176	162	14	—	—
Total long-term debt	146,532	1,937	54,695	3,880	86,020

Repayment of advances for construction (9)	10,486	1,276	1,366	864	6,980
Water purchase commitment (10)	7,627	460	920	920	5,327
Lease assignment obligations (11)	1,059	1,059	—	—	—
Operating lease obligations	30,831	6,729	9,434	5,207	9,461
Total obligations as of December 31, 2007 (12)	196,535	11,461	66,415	10,871	107,788
Borrowing for 2008 acquisition (13)	22,500	—	22,500	—	—
Credit facility borrowing (repayment) (14)	—	—	(73,500)	—	73,500
Pro forma total obligations (12)	$219,035	$11,461	$15,415	$10,871	$181,288

(1)          Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report.

(2)          The bank line of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average interest rate on our bank line of credit borrowings was 5.74% as of December 31, 2007.

(3)          Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

(4)          Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.53% and is payable semiannually.

(5)          Interest on the convertible debentures is fixed at a 6.85% annual rate and is payable quarterly. The debentures are convertible, at the option of the holder, into shares of our common stock at any time prior to their maturity.

(6)          Interest on the capital lease obligations is imputed at a weighted-average annual interest rate of 4.43% and is payable monthly.

(7)          Interest on the economic development bonds is fixed at a weighted-average annual interest rate of 5.97% and is payable semiannually.

(8)          Interest is payable either monthly or quarterly at rates ranging from 5.15% to 8.0% per year.

(9)          Advances for construction are non-interest bearing.

(10)    Reflects the minimum annual contractual commitments to purchase water through 2024. The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.

(11)    Interest on the lease assignment obligations is fixed at an interest rate of 7.74% and is payable monthly.

(12)    Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock outstanding as of December 31, 2007. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

(13)    Reflects the borrowing under the $100.0 million credit facility to fund the acquisition of a wastewater treatment plant in January 2008.

(14)    Reflects the pro forma repayment of borrowings outstanding under the $100.0 million credit facility, which was due in 2010, with an initial borrowing under the $150.0 million credit facility which is due in 2013.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2007, we had $15.4 million of working capital and $6.7 million of operating lease obligations payable during 2008. As of December 31, 2007, after adjusting for our 2008 acquisition and the new $150.0 million credit facility described above, we also had $74.5 million of additional borrowings available under our line of credit facility, which expires on February 15, 2013. In addition to our line of credit, we also have $25.4 million of capital available under our $30.0 million capital lease facility. Our California and New Mexico mortgage bond indentures also permit the issuance of an additional $91.2 million of first mortgage bonds as of December 31, 2007. However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations. Dividends have averaged $4.2 million to $5.2 million per year and are less than the aggregate cumulative dividend restriction threshold by $50.4 million as of December 31, 2007. We were in compliance with all loan agreement covenants during the year ended December 31, 2007.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance as of December 31, 2007. We may offer any of these securities for sale at any time and from time to time.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($74.5 million of which was available as of December 31, 2007 (on a pro forma basis) and expires on February 15, 2013) and $25.4 million available under our capital lease facility will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months. However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

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

As of December 31, 2007, we had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under our credit facility.

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

Accounting for Regulated Businesses

Our regulated businesses, which include our utilities in Alabama, California, Mississippi, New Mexico and Texas, are accounted for under the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), which specifies certain revenue, expense and balance sheet treatment as required by each state’s regulatory authority. Each state authority establishes rates which are intended to permit each utility to recover its costs and earn a reasonable rate of return.

Our Services Group provides construction, operations and maintenance services to our utilities in Alabama, Mississippi, New Mexico and Texas and recognizes a profit on those services. In accordance with SFAS 71, we do not eliminate the Services Group’s profit recognized on these services because management believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. We do, however, eliminate revenues to the extent of the related costs in the consolidated financial statements in accordance with the guidance provided in SFAS 71. Since the regulators that govern our utilities have historically approved the services provided and rates charged by our Services Group to our utilities as a component of rates, we believe we have met the requirements of SFAS 71 to recognize profit on such services. During the years ended December 31, 2007, 2006 and 2005, we have recognized profit of $4.7 million, $6.9 million and $4.2 million, respectively.

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

In April 2006, the CPUC issued a decision which eliminated the required earnings test, removing the uncertainty associated with the recovering balancing account under-collections. As a result, in 2006 we recorded $0.7 million of receivables related to balancing account under-collections attributable to 2005 and $1.5 million and $1.8 million attributable to 2006 and 2007, respectively. In October 2007, the CPUC issued a ruling that our California utility could collect the net amount of its balancing accounts from 2002 through 2006 over a one year period.

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

Valuation of Long-Lived and Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we assess intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with SFAS 144. For example, during the year ended December 31, 2007, we recorded a $3.4 million charge to reduce the carrying value of long-lived assets held for sale to estimated realizable value in accordance with SFAS 144. Net long-lived assets and intangible assets, excluding goodwill, amounted to $453.2 million as of December 31, 2007.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill and indefinite-lived intangible assets for impairment at least annually, on October 31st of each year, or when events or circumstances indicate carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for all of our reporting units with goodwill balances; we do not have any indefinite-lived intangible assets. Forecasted revenues and capital expenditures, which include forecasted customer connection growth and the timing and amount of regulated rate increases, are key components of the discounted cash flow projections.

During recent impairment testing, we determined that revenue growth for our Texas Utilities was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction as well as a slower rate of regulated rate increases. Additionally we determined that higher levels of capital expenditures than previously projected were necessary to bring the systems into regulatory compliance and to continue improving the quality of service for our customers. These factors resulted in significantly lower discounted cash flow projections than previously forecast. Based on these projections, the entire $17.2 million of goodwill associated with our Texas Utilities was found to be impaired and was charged to expense in 2007.

Goodwill with an aggregate book value of $17.3 million remains as of December 31, 2007, $16.9 million of which pertains to our Services Group and $0.4 million pertains to our Utilities Group.  This goodwill will be subject to impairment testing on October 31, 2008, or sooner, if additional events occur or circumstances change such that it is reasonably possible further impairment may have occurred.

Share-Based Compensation

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide an exact measure of the fair value of employee stock options. During the years ended December 31, 2007, 2006 and 2005, we recognized stock compensation expense of $1.9 million, $1.1 million and $1.0 million, respectively, using the Black-Scholes option valuation model.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The statement is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption. Adoption of SFAS 141(R) will impact our accounting for future business combinations in that all transactions costs will be expensed as incurred and contingent consideration, if present, will be recorded upon acquisition.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 was required to begin with our fiscal year beginning January 1, 2008 with prospective adoption under most circumstances.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning January 1, 2009. We believe the adoption of this new statement will not have a material impact on our consolidated financial statements. However, we believe we will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for our fiscal year beginning January 1, 2008 and will be applied prospectively. We believe the adoption of this new statement will not have a material impact on our consolidated financial statements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we had $147.3 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $51.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average interest rate of 5.74% as of December 31, 2007. A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.5 million per year.

Our fixed-rate debt, which has a carrying value of $96.3 million, has a fair value of $96.1 million as of December 31, 2007. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average interest rate of 6.5% as of December 31, 2007. A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $5.9 million.

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

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management also recognizes it is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. As part of that process, as of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation of our internal control over financial reporting. The evaluation was conducted following the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The assessment did not identify any material weaknesses in our internal control over financial reporting and management concluded that our internal control over financial reporting was effective. Our independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
SouthWest Water Company:

We have audited SouthWest Water Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SouthWest Water Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SouthWest Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SouthWest Water Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 27, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California

March 27, 2008

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Information relating to the directors of the Company will be set forth under the caption “Proposal 2—Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders (“Proxy Statement”). Such information is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors elects executive officers each year at the first meeting following the Annual Meeting of Stockholders. There are no family relationships among any of the executive officers of SouthWest Water Company, and there are no agreements or understandings between any such officer and another person pursuant to which he or she was elected as an officer. There are no legal proceedings that involve any executive officer of the type requiring disclosure pursuant to the instructions to this item. The executive officers of SouthWest Water Company as of March 1, 2008 were as follows:

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

David Stanton—Chief Operating Officer

Mr. Stanton (Age: 42) joined SouthWest Water Company in November 2006 as its Executive Vice President of Corporate Development and in December 2007 was appointed to the position of Chief Operating Officer. From 2001 to 2006, Mr. Stanton held a variety of positions with Earth Tech, a division of Tyco International, Inc., an international environmental water and wastewater service provider. From 2003 to 2006, Mr. Stanton served as an Executive Vice President overseeing the international water and asset management business. From 2002 to 2003, he served as Earth Tech’s Chief Financial Officer. From 2001 to 2002 he served as Senior Vice President of Corporate Development, where he was responsible for all financial functions and acquisition growth strategies with a focus on water technology and service companies. Earlier, Mr. Stanton held senior management positions with a number of companies in the water and wastewater industry, including Waterlink, Inc., ITEQ, Inc. and Wheelabrator Technologies, Inc. Mr. Stanton has a Bachelor of Science degree in Electrical Engineering from Cornell University, New York.

Cheryl L. Clary—Chief Financial Officer

Ms. Clary (Age: 52) joined SouthWest Water Company as Vice President Finance in October 2004 and in April 2005 was appointed to the position of Chief Financial Officer. From 2002 to 2004, she served as Chief Financial Officer of Del Richardson and Associates, a professional services firm. From 2000 to 2001, she was Managing Director of the Los Angeles office of Jefferson Wells International, a management consulting firm. From 1981 to 2000, she held various senior level finance and operational management positions at Atlantic Richfield Company, an oil and gas company, including business manager at three different operating units. Ms. Clary began her career in 1977 in public accounting. Ms. Clary has a Bachelor of Science degree in Business Administration with an emphasis in Accounting from California State University, Northridge. Ms. Clary is Certified Public Accountant in the state of California.

Michael O. Quinn—President, SouthWest Water Company Utility Group

Mr. Quinn (Age: 61) has held a variety of positions with SouthWest Water Company and its subsidiaries since 1970. He is President of the Utility Group of SouthWest Water Company and has been President of Suburban Water Systems since 1996. From 1992 to 1996, he was Chief Operating Officer for Suburban Water Systems. From 1985 to 1992, he was President of ECO Resources, Inc. Prior to that, he was Controller/Treasurer at Suburban Water Systems. Mr. Quinn holds a Bachelor of Arts in Business Management from California State University at Fullerton. Among his water industry affiliations, Mr. Quinn is past president of the California Water Association, is past president of the National Association of Water Companies and serves on the boards of the Citrus Valley Health Foundation, California Domestic Water Company and Covina Irrigating Company.

Stephen C. Held—President, SouthWest Water Company Services Group

Mr. Held (Age: 57) served as President of SouthWest Water Company Services Group from April 2006 until his resignation on December 31, 2007. Mr. Held was responsible for overseeing all of the Services Group subsidiaries and the work they perform under contract with cities, municipal utility districts and other government entities. From 1992 through 2006, Mr. Held served in a variety of positions at ECO Resources, Inc., the largest operating subsidiary in SouthWest Water’s Services Group, most recently as Regional Vice President-Central Region, from 1997 to 2006. With over 30 years of experience in management and business development, Mr. Held’s career has included regional shopping center development, oilfield development, financial consulting and planning, and municipal management. Mr. Held is a graduate of Alabama’s Auburn University where he earned a Bachelor of Science Degree in Business Administration.

William K. Dix—Vice President, General Counsel and Secretary

William K. Dix (51) was appointed Vice President, General Counsel and Secretary in May 2007. From 2002 to May 2007, Mr. Dix had a corporate transactional practice representing a variety of companies in Southern California. From 2001 to 2002 Mr. Dix was Vice President and General Counsel of Genetronics Biomedical Corporation. Mr. Dix is a 1987 graduate of The Georgetown University Law Center.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Information relating to executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement. Such information is incorporated herein by reference, except for the information set forth under the captions “Executive Compensation—Report of the Compensation and Organization Committee” which specifically is not so incorporated by reference. Information related to director compensation will be set forth under the caption “Director Compensation” in our Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Information regarding ownership of our securities by certain persons is set forth under the caption “Proposal 2—Election of Directors” in the Company’s Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the caption “Notification of Selection of Principal Accountant” in the Company’s Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

Exhibit Number	Exhibit Description

3.2.1	Amended and Restated Bylaws of SouthWest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D included in the Company’s Form 10-K for the year ended December 31, 2001)

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

4.2	Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A included in the Company’s Form 10-K for the year ended December 31, 1991)

Exhibit Number		Exhibit Description

4.3		Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B included in the Company’s Form 10-K for the year ended December 31, 1996)

4.4		Bond Purchase Agreement dated October 19, 2004, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 included in the Company’s Form 10-K for the year ended December 31, 2004)

4.5	*	Bond Purchase Agreement dated October 20, 2006, for Suburban Water Systems

4.6		Bond Purchase Agreement dated December 15, 2004, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.8 included in the Company’s Form 10-K for the year ended December 31, 2004)

4.7		Stockholders Rights Plan dated April 6, 1998 (incorporated by reference to Exhibit 4 included in the Company’s Form 8-K filed with the Commission on April 24, 1998)

4.8

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

4.10.1	**

SouthWest Water Company 2006 Equity Incentive Plan (incorporated by reference as Exhibit 4.13.1 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.10.2	**

SouthWest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Agreement (incorporated by reference as Exhibit 4.13.2 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.10.3	**

SouthWest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.13.3 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.10.4	**

SouthWest Water Company 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference as Exhibit 4.13.4 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

4.10.5	**

SouthWest Water Company 2006 Equity Incentive Plan SAR Agreement (incorporated by reference as Exhibit 4.13.5 included in the Company’s Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

10.1.1	**	Second Amended and Restated Stock Option Plan, dated May 23, 2000, as amended (incorporated by reference to Exhibit 10.1 included in the Company’s Form 10-K for the year ended December 31, 2003)

Exhibit Number		Exhibit Description

10.1.2	**

Form of Employee Non-Qualified Stock Option Agreement pursuant to Second Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1B included in the Company’s Form 10-K for the year ended December 31, 2003)

10.1.3	**

Certificate of Amendment to Second Amended and Restated Stock Option Plan, dated May 8, 2003 (incorporated by reference to Exhibit 10.1B1 included in the Company’s Form 10-K for the year ended December 31, 2003)

10.2.1

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

10.2.3	**

Form of Non-Qualified Stock Option Agreement pursuant to Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 included in the Company’s Form 10-Q for the quarter ended June 30, 2004)

10.3	**

Amended and Restated Employee Stock Purchase Plan dated May 28, 1998 (incorporated by reference to Appendix B included in the Company’s 1998 Proxy Statement filed with the Commission on April 20, 1998)

10.4	**

Amended and Restated Dividend Reinvestment and Stock Purchase Plan dated April 8, 2005 (incorporated by reference to the Company’s Form S-3/A Registration Statement filed with the Commission on April 5, 2005)

10.5	**	Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.6 included in the Company’s Form 10-K for the year ended December 31, 2004)

10.6	**	Supplemental Executive Retirement Plan dated May 8, 2000 (incorporated by reference to Exhibit 10.7 included in the Company’s Form 10-K for the year ended December 31, 2004)

10.7		Tolling Agreement between Suburban Water Systems and Aerojet dated June 20, 2000 (incorporated by reference to Exhibit 10.7 included in the Company’s Form 10-Q for the quarter ended June 30, 2000)

10.8.1	**

Severance Compensation Agreement between SouthWest Water Company and certain executive officers approved by the Compensation Committee of the Board of Directors on August 5, 1998 (incorporated by reference to Exhibit 10.9A included in the Company’s Form 10-K for the year ended December 31, 1998)

10.8.2	**

First Amendment to Severance Compensation Agreement, dated July 22, 2005, between SouthWest Water Company and Anton C. Garnier (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on July 28, 2005)

10.9	**

Severance Compensation Agreement between SouthWest Water Company and a certain executive officer approved by the Compensation Committee of the Board of Directors on August 31, 2001 (incorporated by reference to Exhibit 10.9B included in the Company’s Form 10-Q for the quarter ended June  30, 2002)

Exhibit Number	Exhibit Description

10.10

Credit Agreement dated as of April 1, 2005 among SouthWest Water Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC and Union Bank of California, N.A., as co-lead arrangers and co-book managers, and Union Bank of California, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on April 6, 2005)

10.11.1

Amended and Restated Master Loan Agreement dated September 12, 2005 (MLA No. RX 0936) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.11.1.1

First Amendment of Amended and Restated Master Loan Agreement (MLA No. 0936) dated November 6, 2006 between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.17.1.1 included in the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.11.2

Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T1) between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.1 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.11.3

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T1) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.2 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.11.4

Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T2 between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.3 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.11.5

First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T2) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.4 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.11.6

Promissory Note and Supplement dated September 12, 2005 (Loan No. RX0936T3) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4.5 included in the Company’s Form 10-Q for the quarter ended September 30, 2005)

10.12

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

10.13.1

Investors’ Rights Agreement, dated February 25, 2000, among SouthWest Water Company and the investors named therein (incorporated by reference to Exhibit 10.24.1 included in the Company’s Form 10-K for the year ended December 31, 2005)

Exhibit Number		Exhibit Description

10.13.2

Common Stock Purchase Warrant, dated October 6, 2003, from SouthWest Water Company to Guaranty & Trust Co. TTEE, FBO: William L. McIntyre, Jr., covering 30,000 shares of common stock of SouthWest Water Company (incorporated by reference to Exhibit 10.24.2 included in the Company’s Form 10-K for the year ended December 31, 2005)

10.13.3

Common Stock Purchase Warrant, dated October 6, 2003, from SouthWest Water Company to William L. McIntyre, Jr., covering 18,837 shares of common stock of SouthWest Water Company (incorporated by reference to Exhibit 10.24.3 included in the Company’s Form 10-K for the year ended December 31, 2005)

10.14	**

Employment Agreement dated March 16, 2006 Anton C. Garnier and SouthWest Water Company (incorporated by reference to Exhibit 10.25 included in the Company’s Form 8-K filed with the Commission on March 17, 2006)

10.15	**

Executive Employment Agreement dated April 17, 2006, between Mark A. Swatek and SouthWest Water Company (incorporated by reference to Exhibit 10.2 included in the Company’s Form 8-K filed with the Commission on April 18, 2006)

10.16	**

Executive Employment Agreement dated April 28, 2006, between Cheryl L. Clary and SouthWest Water Company (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.17	**

Change of Control Agreement dated April 28, 2006, between Cheryl L. Clary and SouthWest Water Company (incorporated by reference to Exhibit 10.3 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.18	**

Executive Employment Agreement dated April 28, 2006, between Michael O. Quinn and SouthWest Water Company (incorporated by reference to Exhibit 10.2 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.19	**

Change of Control Agreement dated April 28, 2006, between Michael O. Quinn and SouthWest Water Company (incorporated by reference to Exhibit 10.4 included in the Company’s Form 8-K filed with the Commission on May 3, 2006)

10.20	**

Change of Control Agreement dated as of May 15, 2006, between SouthWest Water Company and Mark A. Swatek, the Company’s Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on May 19, 2006)

10.21

Lease Agreement effective December 28, 2007 between the Company, as lessee and Fidelity National Capital, Inc. as lessor (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on January 3, 2008)

10.22

Credit Agreement dated as of February 15, 2008 among the Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Keybank National Association, as Syndication Agent, and CoBank ACB, U.S. Bank National Association and JPMorgan Chase Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on February 22, 2008)

Exhibit Number		Exhibit Description

12	*	Computation of Earnings to Fixed Charges Ratios

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                             Filed herewith

**                      Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

BY:	/s/ MARK A. SWATEK
Mark A. Swatek
Chief Executive Officer

Date:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ H. FREDERICK CHRISTIE	BY:	/s/ WILLIAM D. JONES
	H. Frederick Christie		William D. Jones
	Director		Director

BY:	/s/ ANTON C. GARNIER	BY:	/s/ MAUREEN A. KINDEL
	Anton C. Garnier		Maureen A. Kindel
	Director		Director

BY:	/s/ LINDA GRIEGO	BY:	/s/ RICHARD G. NEWMAN
	Linda Griego		Richard G. Newman
	Director		Director

BY:	/s/ DONOVAN D. HUENNEKENS	BY:	/s/ MARK A. SWATEK
	Donovan D. Huennekens		Mark A. Swatek
	Director		Director and Chief Executive Officer

BY:	/s/ THOMAS IINO	BY:	/s/ CHERYL L. CLARY
	Thomas Iino		Cheryl L. Clary
	Director		Chief Financial Officer

Date:	March 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the three years ended December 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity
for the three years ended December 31, 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2007

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedules

Schedule I—Condensed Financial Information of Registrant

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or note thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SouthWest Water Company:

We have audited the accompanying consolidated balance sheets of SouthWest Water Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules as listed in the index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthWest Water Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions in 2007 and for share-based compensation, defined benefit pension plans and method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SouthWest Water Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 27, 2008

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$2,950	$4,294
Accounts receivable, net	26,005	27,512
Assets held for sale	16,013	—
Other current assets	16,617	16,451
Total current assets	61,585	48,257

Property, Plant and Equipment, Net:
Regulated utilities	399,146	378,260
Non-regulated operations	18,757	11,365
Total property, plant and equipment, net	417,903	389,625

Other Assets:
Goodwill	17,349	33,152
Intangible assets	2,539	2,844
Other assets	17,033	17,815
	$516,409	$491,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,930	$12,746
Liabilities related to assets held for sale	4,297	—
Current portion of long-term debt	1,937	1,423
Other current liabilities	25,020	21,661
Total current liabilities	46,184	35,830

Other Liabilities and Deferred Credits:
Long-term debt	145,353	128,624
Deferred income taxes	28,102	26,011
Advances for construction	9,210	8,413
Contributions in aid of construction	115,442	110,024
Other liabilities and deferred credits	12,924	16,264

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value per share, 250 shares authorized, 9 shares issued and outstanding, at stated liquidation value	458	458
Common stock, $0.01 par value per share, 75,000 shares authorized, 24,268 and 23,802 shares issued and outstanding at December 31, 2007 and 2006, respectively	243	238
Additional paid-in capital	145,072	138,728
Retained earnings	13,336	27,031
Accumulated other comprehensive income	85	72
Total stockholders’ equity	159,194	166,527

	$516,409	$491,693

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Revenues:
Utility Group	$93,370	$86,321	$78,884
Services Group	123,977	132,481	118,720
Total revenues	217,347	218,802	197,604

Expenses:
Utility Group operating expenses	52,765	48,540	44,827
Services Group operating expenses	107,884	113,916	103,547
Selling, general and administrative expenses	36,624	32,998	30,756
Impairment of goodwill	17,215	929	—
Total expenses	214,488	196,383	179,130

Operating income	2,859	22,419	18,474

Other income (expense):
Interest expense	(7,696)	(7,536)	(6,501)
Interest income	618	456	434
Other, net	(6)	58	(2)

Income (loss) from continuing operations before income taxes	(4,225)	15,397	12,405
Provision for income taxes	795	5,388	4,434

Income (loss) from continuing operations	(5,020)	10,009	7,971

Loss from discontinued operations, net of tax	(3,026)	(681)	(5,572)
Cumulative effect of change in accounting principle, net of tax	—	71	—

Net income (loss)	(8,046)	9,399	2,399

Preferred stock dividends	(24)	(24)	(24)

Net income (loss) applicable to common stockholders	$(8,070)	$9,375	$2,375

Earnings per common share:
Basic:
Income (loss) from continuing operations	$(0.21)	$0.44	$0.38
Loss from discontinued operations	(0.12)	(0.03)	(0.27)
Cumulative effect of change in accounting principle	—	—	—
Net income (loss) applicable to common stockholders	$(0.33)	$0.41	$0.11

Diluted:
Income (loss) from continuing operations	$(0.21)	$0.43	$0.37
Loss from discontinued operations	(0.12)	(0.03)	(0.26)
Cumulative effect of change in accounting principle	—	—	—
Net income (loss) applicable to common stockholders	$(0.33)	$0.40	$0.11

Weighted average common shares outstanding:
Basic	24,101	22,928	20,859
Diluted	24,101	23,363	21,611

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2004	9	$461	20,365	$204	$101,499	$24,034	$—	$126,198

Common stock issued to acquire minority interest in subsidiary	—	—	451	4	5,996	—	—	6,000
Dividend reinvestment and stock purchase plans	—	—	796	8	9,644	—	—	9,652
Proceeds from stock options exercised	—	—	469	5	2,474	—	—	2,479
Tax benefit from stock options exercised	—	—	—	—	703	—	—	703
Share-based compensation	—	—	—	—	966	—	—	966
Debenture conversions	—	—	104	1	1,076	—	—	1,077
5% stock dividend	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	2,399	—	2,399
Cash dividends declared	—	—	—	—	—	(4,221)	—	(4,221)

Balance at December 31, 2005	9	461	22,185	222	122,368	22,202	—	145,253

Cumulative effect of adjustment from the adoption of SAB 108	—	—	—	—	—	430	—	430
Dividend reinvestment and stock purchase plans	—	—	416	4	5,273	—	—	5,277
Proceeds from stock options exercised	—	—	884	9	5,312	—	—	5,321
Tax benefit from stock options exercised	—	—	—	—	1,478	—	—	1,478
Share-based compensation	—	—	—	—	1,079	—	—	1,079
Cumulative effect of change in accounting principle for share-based compensation	—	—	—	—	(110)	—	—	(110)
Debenture conversions	—	—	317	3	3,327	—	—	3,330
Repurchase of preferred stock	—	(3)	—	—	1	—	—	(2)
Net income	—	—	—	—	—	9,399	—	9,399
Cash dividends declared	—	—	—	—	—	(5,000)	—	(5,000)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	72	72

Balance at December 31, 2006	9	458	23,802	238	138,728	27,031	72	166,527

Comprehensive income:
Net loss	—	—	—	—	—	(8,046)	—	(8,046)
Other comprehensive income, net of tax:
Amortization of actuarial net gain	—	—	—	—	—	—	(44)	(44)
Amortization of prior service costs	—	—	—	—	—	—	57	57
Comprehensive loss								(8,033)

Dividend reinvestment and stock purchase plans	—	—	216	2	2,776	—	—	2,778
Proceeds from stock options exercised	—	—	172	2	765	—	—	767
Tax benfits from stock options exercised	—	—	—	—	414	—	—	414
Share-based compensation	—	—	27	—	1,861	—	—	1,861
Debenture conversions	—	—	51	1	528	—	—	529
Cash dividends declared	—	—	—	—	—	(5,649)	—	(5,649)

Balance at December 31, 2007	9	$458	24,268	$243	$145,072	$13,336	$85	$159,194

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005

Cash flows from operating activities of continuing operations:
Net income (loss)	$(8,046)	$9,399	$2,399
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(71)	—
Loss from discontinued operations, net of tax	3,026	681	5,572
Depreciation and amortization	11,634	10,538	9,792
Deferred income taxes	(3,214)	3,124	5,559
Share-based compensation expense	1,861	1,079	966
Impairment of goodwill	17,215	929	—
Gain on sales of land	—	(407)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,563	(1,250)	(4,029)
Other current assets	2,858	2,996	4,763
Other assets	(77)	(1,675)	1,181
Accounts payable	2,234	2,644	(2,243)
Other current liabilities	3,019	(1,041)	(694)
Other liabilities	(1,712)	(475)	325
Other, net	187	325	162
Net cash provided by operating activities	30,548	26,796	23,753

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(41,348)	(43,253)	(32,640)
Acquisition of businesses, net of cash acquired	(8,069)	(1,719)	(12,312)
Purchase of minority interest	—	(1,013)	—
Proceeds from the sale of discontinued operations	—	—	9,206
Proceeds from sales of land and equipment	49	427	—
Net cash used in investing activities	(49,368)	(45,558)	(35,746)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	15,000	6,000	6,965
Capital improvement reimbursements	5,089	4,300	949
Proceeds from share-based equity incentive plans and stock purchase plans	3,545	10,598	12,131
Proceeds from issuance of long-term debt	—	10,000	20,000
Contributions in aid of construction	884	3,557	2,573
Excess tax benefit from stock options exercised	414	1,478	—
Dividends paid	(5,649)	(5,000)	(4,221)
Payments on long-term debt	(2,214)	(9,415)	(17,932)
Repayment of advances for construction	(841)	(919)	(973)
Deferred financing costs	—	(268)	(1,338)
Repurchase of preferred stock	—	(2)	—
Net cash provided by financing activities	16,228	20,329	18,154

Cash flows from discontinued operations:
Operating activities	1,565	1,250	150
Investing activities	(317)	(1,287)	(4,403)
Financing activities	—	—	(532)
Net cash provided by (used) in discontinued operations	1,248	(37)	(4,785)

Net increase (decrease) in cash and cash equivalents	(1,344)	1,530	1,376
Cash and cash equivalents at beginning of year	4,294	2,764	1,388
Cash and cash equivalents at end of year	$2,950	$4,294	$2,764

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

Change in Presentation

Effective January 1, 2007, the Company elected to allocate a portion of its Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes (Note 15). In prior periods, all operating expense overhead was reflected as operating expenses attributable to unaffiliated customers. This change in allocation methodology increased the gross profit from sales to unaffiliated customers and decreased the gross profit from sales to affiliated customers by the same amount. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year amounts have been reclassified to conform to the 2007 presentation.

In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), the Company does not eliminate the intersegment profit recognized on sales to affiliated customers because the Company believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. The Company does, however, eliminate the Services Group’s revenues from affiliated customers to the extent of its cost. Consequently, this change resulted in a decrease in the Services Group’s revenues and direct operating expenses reported in 2006 and 2005 by the same amounts. Consolidated gross profit, operating income and net income are unchanged.

Reclassifications have also been made to prior years’ financial statement presentation with respect to a component of the business the Company is holding for sale as discontinued operations (Note 2).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.       Summary of Significant Accounting Policies (Continued)

In 2006, the Company centralized many of its common business functions into a shared services departmental structure and the related expenses were classified as selling, general and administrative expenses. Effective January 1, 2007 the Company concluded that these expenses were more operational in nature and elected to classify these expenses as direct operating expenses. As a result, 2006 amounts have also been reclassified to conform to the 2007 presentation.

Accounting Guidance and Pronouncements Adopted

SAB No. 108

In 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and then evaluate whether either method results in quantifying an error that is material. Prior to SAB 108, the Company had used the income statement method for quantifying misstatements in its financial statements. The Company had previously identified computational errors in measuring its deferred income taxes. The cumulative effect of these errors, which occurred for the most part ratably over a 16 year period, resulted in a $0.4 million overstatement of deferred tax liabilities as of December 31, 2005. The impact of these errors was immaterial to each of the prior years under the income statement approach. However, in applying the dual method approach under SAB 108, the cumulative effect of correcting the errors would have been material. As a result, the Company elected to record a $0.4 million adjustment to its retained earnings balance as of January 1, 2006, in accordance with the transition provisions of SAB 108.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. The balance sheet recognition provisions of SFAS 158 were effective for the Company’s fiscal year ended December 31, 2006 and, as a result, the Company began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income. The adoption of SFAS 158 did not have a material effect on the consolidated financial statements.

FIN No. 48

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires companies to recognize the financial statement benefit of a tax position only after determining the relevant tax authority would “more likely than not” sustain the position following an examination by the taxing authority. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant taxing authority. As of January 1, 2007, the Company’s liabilities for uncertain tax positions were not significant and therefore adoption of FIN 48 did not have a material effect on the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.       Summary of Significant Accounting Policies (Continued)

Regulated Utility Accounting

The Company’s utilities are regulated by either the California Public Utilities Commission (“CPUC”), the Texas Commission on Environmental Quality (“TCEQ”), the Mississippi Public Service Commission (“MPSC”) the New Mexico Public Regulation Commission (“NMPRC”) or local county governing bodies.  The Company’s utilities record transactions in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). Regulatory assets and liabilities are recorded in accordance with SFAS 71 and include the following:

	December 31,
(In thousands)	2007	2006

Regulatory assets:
Regulatory tax assets	$3,567	$3,207
Supply cost balancing account—November 29, 2001 and prior	2,985	3,009
Supply cost balancing account—2005	750	710
Supply cost balancing account—2006	1,520	1,459
Supply cost balancing account—2007	1,806	—
Rate case filing expenses and other	1,118	702
Regulatory liabilities:
Regulatory tax liability	(1,171)	(1,214)
Regulatory fees	(180)	(161)
Supply cost memorandum account—2002	(122)	(73)
Supply cost memorandum account—2003	(401)	(359)
Supply cost memorandum account—2004	(325)	(250)
Collections on net supply cost balancing and memorandum accounts:
November 29, 2001 and prior	(3,176)	(2,702)
January 1, 2002 to present	(405)	—
Net regulatory assets	$5,966	$4,328

Balance sheet classification:
Other current assets	$1,986	$765
Other long-term assets	5,331	5,620
Other current liabilities	(180)	(161)
Other long-term liabilities	(1,171)	(1,896)
Net regulatory assets	$5,966	$4,328

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

In April 2006, the CPUC issued a decision which eliminated the required earnings test, removing the uncertainty associated with the recovering balancing account under-collections. As a result, in 2006, the Company recorded $0.7 million of receivables related to balancing account under-collections attributable to 2005 and $1.5 million and $1.8 million attributable to 2006 and 2007, respectively. In October 2007, the CPUC issued a ruling that Suburban could collect the net amount of its balancing accounts from 2002 through 2006 over a one year period. As a result, the net of these amounts is classified as a current asset as of December 31, 2007.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.       Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

The cost of additions to regulated utility plant includes labor, material and capitalized interest. Capitalized interest totaled $0.9 million in 2007, $0.6 million in 2006 and $0.7 million 2005. Depreciation expense on utility plant is recorded using the straight-line method over useful lives ranging from five to fifty years as prescribed by the applicable regulatory authorities and as permitted by SFAS 71. Depreciation expense on average gross depreciable plant was 2.7% in 2007, 2.6% in 2006 and 2.5% in 2005.

Property, plant and equipment used in non-regulated operations are depreciated using the straight-line method over estimated useful lives ranging from twenty months to forty years. For both regulated and non-regulated operations, maintenance costs are recognized in the period in which they are incurred. The Company does not accrue for major maintenance projects prior to the periods in which they are actually incurred.

Leased property meeting capital lease criteria is capitalized and the present value of the lease payments is recorded as a liability. Capitalized leased assets are depreciated using the straight-line method over the shorter of the estimated useful life of the assets or the initial lease term.

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

As more fully described in Notes 2 and 5, the Company has recorded impairment charges during 2006 and 2007 in connection with its impairment testing procedures.

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

The Company’s rights, but not its obligations, under one of the lease agreements have been assigned to a financial institution in return for a cash payment. As the Company collects payments under the lease agreement, it uses those funds to pay its obligations under the assignment agreement with the financial institution. The Company is obligated to make the payments to the financial institution under the assignment agreement. The Company’s payment obligation to the financial institution is secured by a letter of credit from the lessee and the leased property.

Fair Value of Financial Instruments

The Company’s long-term debt with aggregate book values of $147.3 million and $130.0 million had fair values of approximately $147.1 million and $130.1 million at December 31, 2007 and 2006, respectively. The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities. The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments. At December 31, 2007, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All financial instruments are held for purposes other than trading.

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

Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures. Accounting for these assessments requires significant judgment as uncertainties often exist with respect to existing tax laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.

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

Share-Based Compensation

For periods prior to January 1, 2006, the Company applied SFAS No. 123, Accounting for Share-Based Compensation (“SFAS 123”), when accounting for stock option grants under its option plans. Accordingly, compensation expense was recognized for stock options over the vesting period based on the fair value of the stock options on the date of grant.

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), requires us to display comprehensive income (loss) and its components as part of our financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as the unfunded amount of our postretirement and pension plans. These changes in equity are reflected net of tax, as appropriate.

Earnings per Share

Basic earnings per share measures the performance of the Company over the reporting period by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share measures the performance of the Company over the reporting period after giving effect to all potentially dilutive common shares that would have been outstanding if those shares had been issued. The Company has stock options and warrants outstanding that give rise to potentially dilutive common shares. The Company also has convertible subordinate debentures outstanding that are convertible into common stock. When the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense

Recent Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The statement is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption. Adoption of SFAS 141(R) will impact the Company’s accounting for future business combinations in that all transactions costs will be expensed as incurred and contingent consideration, if present, will be recorded upon acquisition.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.       Summary of Significant Accounting Policies (Continued)

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement establishes a single authoritative definition of fair value, sets out framework for establishing fair value, and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Adoption of SFAS 157 was required to begin with the Company’s fiscal year beginning January 1, 2008 with prospective adoption under most circumstances.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to the Company’s fiscal years beginning January 1, 2009. The Company believes the adoption of this new statement will not have a material impact on its consolidated financial statements. However, the Company believes it will likely be required to provide additional disclosures in future financial statements beginning after the effective date of the new standard.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for the Company’s fiscal year beginning January 1, 2008 and will be applied prospectively. The Company believes the adoption of this new statement will not have a material impact on its consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.       Acquisitions, Assets Held for Sale and Dispositions

Acquisitions

During the three years ended December 31, 2007, the Company has acquired several regulated utilities and non-regulated businesses. All of the acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets recorded as goodwill. The consolidated financial statements reflect the financial position and results of operations of the acquired utilities and businesses subsequent to their respective acquisition dates. The acquisitions are summarized below.

2007 Acquisitions

During 2007, the Company acquired:

•                  substantially all of the assets of a small water and wastewater collection utility in a high growth area of northern Mississippi, just south of Memphis, Tennessee in February 2007;

•                  all of the common stock of two water utilities in a high population growth area northwest of San Antonio, Texas in May 2007; and

•                  substantially all of the assets of a wastewater collection and treatment system with a service area located in Madison County, Alabama, just north of Huntsville, Alabama in November 2007.

The aggregate purchase price for these acquisitions was $8.1 million in cash plus $2.5 million of liabilities assumed. Utility plant totaling $8.5 million, identifiable finite-lived intangible assets (principally customer relationships) totaling $0.2 million and goodwill totaling $1.7 million were recorded. Approximately $6.4 million, including goodwill, is not deductible for income tax purposes. As a result, a $1.7 million deferred income tax liability was also recorded in connection with these acquisitions. The intangible assets are being amortized on a straight-line basis over a seven year estimated useful live.

The acquisitions were funded with borrowings under the Company’s revolving line of credit. These acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

2006 Acquisitions

During 2006, the Company acquired two small water utilities and a company with the rights to provide water and wastewater utility service in developing areas located near Austin, Texas. The aggregate purchase price for these acquisitions was $1.4 million in cash; liabilities assumed in connection with the acquisitions were negligible. Approximately $0.3 million of goodwill is not deductible for income tax purposes. The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations. During 2006, the Company also recorded $0.3 million of contingent consideration payable to the sellers of businesses acquired in prior years as additional goodwill.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.       Acquisitions, Assets Held for Sale and Dispositions (Continued)

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

The acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated results of operations. The acquisitions and contingent consideration payments were funded with borrowings under the Company’s revolving line of credit.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.       Acquisitions, Assets Held for Sale and Dispositions (Continued)

Assets Held for Sale

The Company has elected to sell its wholesale water and wastewater operations in Texas and believes it can consummate the sales during 2008. As a result, the Company has classified the assets and related liabilities as held for the sale in the accompanying consolidated balance sheet as of December 31, 2007. The related results of operations and cash flows are reflected as discontinued operations for all periods presented. The following tables summarize the financial position and results of operations of these operations included in the consolidated financial statements.

December 31,
(In thousands)	2007

Assets held for sale:
Accounts receivable	$81
Other current assets	167
Property, plant and equipment, net	14,833
Other assets	932
Assets held for sale	16,013

Liabilities related to assets held for sale:
Accounts payable	31
Deferred revenue	4,266
Liabilities related to assets held for sale	4,297
Net assets held for sale	$11,716

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.       Acquisitions, Assets Held for Sale and Dispositions (Continued)

	Years Ended December 31,
(In thousands)	2007	2006	2005

Revenues	$635	$592	$443

Expenses:
Operating expenses	1,128	777	752
Selling, general and administrative expenses	13	51	31
Impairment of goodwill and long-lived assets	3,400	—	—
Total expenses	4,541	828	783

Operating loss	(3,906)	(236)	(340)

Other income (expense):
Interest expense	(894)	(836)	(744)
Interest income	23	25	41

Pretax loss	(4,777)	(1,047)	(1,043)
Income tax benefit	(1,751)	(366)	(373)

Loss from discontinued operations	$(3,026)	$(681)	$(670)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operation (“EITF 87-24”), as amended, interest expense reflects interest on debt that the Company is required to repay as a result of the sale. In addition, and also in accordance with EITF 87-24, costs and expenses exclude the allocation of general corporate overhead.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company has determined that the carrying value of the assets may not be recoverable through the sales process. As a result, impairment charges aggregating $3.4 million were recorded to reduce the carrying value of the long-lived assets to expected realizable value ($3.1 million of property, plant and equipment and $0.3 million of goodwill).

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.       Acquisitions, Assets Held for Sale and Dispositions (Continued)

As a result of the sale, the assets and liabilities, results of operations and cash flows of Master Tek have been presented as discontinued operations in the accompany consolidated financial statements for all periods. The following tables summarize the results of operations of Master Tek for the six months ended June 30, 2005 (the date of sale) included in the consolidated financial statements.

(In thousands)	2005

Services Group revenues	$3,679

Expenses:
Services Group operating expense	3,947
Selling, general and administrative	1,330
Total expenses	5,277

Operating income (loss)	(1,598)

Other income (expense):
Interest expense	(369)
Interest income	1

Income (loss) before income taxes	(1,966)
Provision (benefit) for income taxes	688

Loss from operations	(1,278)
Loss on sale, net of $345 tax benefit	(3,624)

Loss from discontinued operations	$(4,902)

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.       Current Assets

Accounts Receivable

The Company maintains allowances for doubtful accounts and generally such losses have been within management’s expectations. Accounts receivable are net of an allowance for doubtful accounts of $1.4 million and $1.8 million as of December 31, 2007 and 2006, respectively.

Other Current Assets

Other current assets consist of the following as of December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

Deferred income tax asset	$7,167	$3,686
Prepaid expenses	3,706	6,613
Regulatory assets	1,986	765
Inventory	1,337	1,387
Other receivables	1,014	954
Income tax refunds receivable	—	951
Other	1,407	2,095
Total other current assets	$16,617	$16,451

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.       Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

Regulated utilities:
Land and land rights	$6,806	$4,761
Source of supply	35,928	34,522
Pumping and purification	56,197	52,860
Transmission and distribution	332,957	319,214
General plant	14,582	15,340
Construction work-in-progress	42,856	32,853
Total cost	489,326	459,550
Accumulated depreciation and amortization	(90,186)	(81,290)
Net regulated utilities	399,146	378,260

Non-regulated operations:
Computer equipment and software	2,928	3,655
Machinery, automotive and office equipment	4,142	4,504
Construction work-in-progress	5,433	1,221
Leasehold improvements	3,835	3,657
Buildings, land, and other	10,263	5,497
Total cost	26,601	18,534
Accumulated depreciation and amortization	(7,844)	(7,169)
Net non-regulated operations	18,757	11,365
Net property, plant and equipment	$417,903	$389,625

Depreciation and amortization expense for regulated utility and non-regulated property, plant and equipment totaled $14.3 million, $12.7 million and $11.4 million in 2007, 2006 and 2005, respectively. Depreciation and amortization expense for regulated utility property, plant and equipment was reduced by the amortization of contributions in aid of construction totaling $3.3 million, $2.9 million and $2.6 million in 2007, 2006 and 2005, respectively.

Computer equipment and software includes $4.6 million of assets under capital leases. The five-year leases originated on December 28, 2007 and nominal amortization was recorded through December 31, 2007.

Substantially all of the Company’s utility property, plant and equipment as well as assets under capital leases are pledged as collateral for various long-term debt obligations (Note 6).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.       Other Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 15), during the two years ended December 31, 2007.

	Assets Held and Used
	Utility	Services		Assets Held
(In thousands)	Group	Group	Total	For Sale

Balance, December 31, 2005	$15,609	$17,368	$32,977	$—

Businesses acquired during the year	290	—	290	—
Acquisition of minority interest	—	523	523	—
Contingent consideration	—	291	291	—
Impairment of goodwill	—	(929)	(929)	—

Balance, December 31, 2006	15,899	17,253	33,152	—

Businesses acquired during the year	1,733	—	1,733	—
Reclassified to assets held for sale	—	(299)	(299)	299
Impairment of goodwill	(17,215)	—	(17,215)	(299)
Adjustment to consideration earned	—	(22)	(22)	—

Balance, December 31, 2007	$417	$16,932	$17,349	$—

The Company has acquired several businesses and a minority interest during 2006 and 2007, all of which were accounted for as purchases (Note 2). As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill. During 2006, the Company also recorded an estimate of contingent consideration payable to the sellers of businesses acquired which in 2007 was adjusted to reflect the final amount of contingent consideration earned.

As more fully described in Note 1, the Company tests goodwill annually each year for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable. Discounted cash flow projections are one of the principal components used in the impairment testing model. Forecasted revenues and capital expenditures, which include forecasted customer connection growth and the timing and amount of regulated rate increases, are key components of the discounted cash flow projections.

During recent impairment testing, the Company determined that revenue growth for its Texas Utilities was likely to be slower than originally projected due to downturns in overall economic conditions and new housing construction as well as a slower rate of regulated rate increases. The Company also determined that higher levels of capital expenditures than previously projected were necessary to bring the systems into regulatory compliance and to continue improving the quality of service for its customers. These factors resulted in significantly lower discounted cash flow projections than previously forecast. Based on these projections, the entire $17.2 million of goodwill associated with the Texas Utilities was found to be impaired and was charged to expense in 2007.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.       Other Assets (Continued)

As described in Note 2, the Company also recorded a $0.3 million impairment charge related to its decision to sell its wholesale water and wastewater operations.

During 2006, management reviewed the business strategy for its water and wastewater testing laboratory reporting unit. This review resulted in management’s decision to realign the operations by reducing the size and scope of its business activities and focusing on its core operations and customers. In addition, two significant contracts, one at the testing laboratory and one at another reporting unit were not renewed. As a result, $0.9 million of goodwill was found to be impaired and charged to expense in 2006.

Intangible Assets

Intangible assets include purchased contracts, acquired customer relationships and covenants not to compete and are amortized on a straight-line basis over estimated useful lives ranging from three to thirty-four years. Intangible assets amortization expense was $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated future annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2012 is as follows: 2008—$0.4 million, 2009—$0.3 million, 2010—$0.2 million, 2011—$0.2 million and 2012—$0.2 million.

Other Long-Term Assets

Other long-term assets consist of the following as of December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

Regulatory assets	$5,331	$5,620
Investments in Company-owned life insurance policies	3,131	3,040
Deferred financing costs, net	2,765	3,092
Net investment in direct financing leases	949	1,871
Other	4,857	4,192
Total other long-term assets	$17,033	$17,815

To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies (Note 14).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.       Long-Term Debt

Long-term debt consists of the following as of December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

$100 million revolving credit facility	$51,000	$36,000

6.85% convertible subordinated debentures due 2021	12,053	12,610

$30 million capital lease facility	4,582	—

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	11,037	11,807
5.77% fixed rate term loan due 2022	759	811
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	115	220
6.0% series 1998A due 2018	1,810	1,810
Acquisition-related indebtedness and other	176	904
Total long-term debt payment obligations	146,532	129,162
Unamortized Monarch term loan fair value adjustments	758	885
Total long-term debt	147,290	130,047
Less current portion of long-term debt	(1,937)	(1,423)
Long-term debt, less current portion	$145,353	$128,624

In December 2007, the Company obtained a $30.0 million equipment leasing line of credit and the Company leased $4.6 million of equipment pursuant to this agreement.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.       Long-Term Debt (Continued)

Revolving Lines of Credit

The $100 million revolving line of credit commitment ends on April 1, 2010, at which time all borrowings must be repaid. Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. Currently, the applicable margins are 0.875% over the LIBOR rate or 0.25% under the prime rate. The weighted-average interest rate on all credit facility borrowings outstanding was 5.74% as of December 31, 2007. The Company is subject to commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants. The Company was in compliance with all covenants during the year ended December 31, 2007.

The Company had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under the credit facility as of December 31, 2007, reducing available borrowings under the credit facility to $47.0 million as of that date.

In January 2008, the Company borrowed $22.5 million under the credit facility to fund the closing of an acquisition and in February 2008, the Company entered into a new $150.0 million revolving credit facility and used the initial borrowing under the new facility to repay borrowings outstanding under the $100.0 million credit facility; the $100.0 million credit facility was terminated upon repayment (Note 17).

Convertible Subordinated Debentures

The Company has $12.1 million of 6.85% convertible subordinated debentures issued and outstanding as of December 31, 2007 compared to $12.6 million as of the end of the prior year. The debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity, unless previously redeemed. During the year ended December 31, 2007, debentures in the aggregate principal amount of $0.6 million were converted into 50,542 shares of common stock. As of December 31, 2007, all of the debentures outstanding are convertible into 1.1 million shares of common stock and have a potentially dilutive effect on the computation of earnings per share (Note 11).

The debentures are due on July 1, 2021 and interest is payable quarterly on the first day of January, April, July and October of each year. The debentures are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future secured and senior debt. The Company may redeem the debentures at any time, in whole or in part, at a redemption price of 105% beginning July 1, 2003 and declining 1% annually to par (100% of face value) after June 30, 2008. The Company is subject to financial covenants under the terms of the indenture and was in compliance with all such covenants during the year ended December 31, 2007.

Capital Lease Facility

In December 2007, the Company obtained a $30.0 million equipment leasing line of credit commitment for an initial term of one year with automatic annual extensions until terminated by either party. Leases pursuant to the agreement have a five year term from each lease commencement date and are structured as capital lease obligations. The lease rate is based on the three year treasury rate in effect on each lease commencement date. On December 28, 2007, the Company leased $4.6 million of equipment pursuant to this agreement. The weighted-average interest rate of all lease obligations outstanding was 4.43% as of December 31, 2007. The lease obligations are secured by the leased assets.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.       Long-Term Debt (Continued)

Term Loans

When the Company acquired Monarch Utilities in 2004, it assumed two fixed-rate term loans due in 2022. Principal is due in equal monthly installments, plus interest, until maturity in 2022. Since the loans acquired were at interest rates generally higher than prevailing market rates, the historical carrying value of the acquired loans was increased by $1.2 million to fair value and such difference is being amortized as a reduction of interest expense over the remaining term of the loans acquired, resulting in a 6.36% effective interest rate. The remaining unamortized fair value adjustment is $0.8 million as of December 31, 2007 and is included in long-term debt.

The loans are secured by substantially all of the assets of Monarch. Monarch is subject to the maintenance of certain financial ratios and other restrictive covenants. Monarch was in compliance with all covenants during the year ended December 31, 2007.

First Mortgage Bonds

Interest on the first mortgage bonds is payable semiannually and bonds may be redeemed at any time prior to the maturity date at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the mortgage bond indentures and revolving credit facility. Substantially all of the utility plant of Suburban Water Systems and New Mexico Utilities, Inc. is pledged as collateral for these bonds. The mortgage bond indentures limit the amount of cash and property dividends that Suburban and New Mexico may pay to the Company. Dividends over the last three years have ranged between $4.4 million to $5.2 million per year and are less than the dividend restriction threshold by $50.4 million as of December 31, 2007. As of December 31, 2007, both companies were in compliance with the dividend limitations mandated in their respective indentures.

Economic Development Revenue Bonds

Economic Development Revenue Bonds of $1.8 million are due in 2018 and bear interest at a fixed 6.0% annual rate; interest is payable semi-annually. Annual principal payments commence in 2009 and continue in increasing amounts until maturity. The bond in the amount of $0.1 million is due in 2008, and bears interest at a fixed 5.5% annual rate, payable semi-annually, and principal is payable annually until maturity. These bonds are secured by wastewater treatment plant assets.

Acquisition-Related Indebtedness and Other

Notes payable were issued in connection with acquisitions made by the Company during 2001 and 2004, and are payable to the former owners of the acquired entities. In general, these notes are not secured and bear interest at fixed rates ranging from 5.15% to 8.0% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.       Long-Term Debt (Continued)

Aggregate Maturities

Total annual maturities of long-term debt outstanding as of December 31, 2007 are as follows:

Annual
(In thousands)	Maturities

Year ending December 31,:
2008	$1,937
2009	1,832
2010	52,863
2011	1,914
2012	1,966
2013 and thereafter	86,020
Total annual maturities	146,532
Unamortized fair market value adjustment to acquired term loans	758
Total long-term debt	$147,290

Maturities in 2010 include $51.0 million related to the Company’s $100.0 million revolving credit facility. In February 2008, the Company entered into a new $150.0 million revolving credit facility due in 2013 (Note 17). Proceeds from the initial borrowing under the new credit facility were used to repay all borrowings under the $100.0 million credit facility which was terminated upon repayment.

Note 7.       Other Liabilities

Other Current Liabilities

Other current liabilities and deferred credits consist of the following as of December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

Accrued salaries, wages and benefits	$9,695	$8,587
Deferred revenue and customer deposits	2,582	2,504
Income taxes payable	1,882	—
Accrued interest payable	1,624	1,532
Dividends payable	1,462	1,377
Purchased water accrual	1,230	1,985
Franchise and other taxes	1,062	1,632
Regulatory liabilities	180	161
Other	5,303	3,883
Total other current liabilities	$25,020	$21,661

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.       Other Liabilities (Continued)

Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2007 and 2006

	December 31,
(In thousands)	2007	2006

Living unit equivalent and impact fees	$5,447	$3,412
Supplemental retirement and deferred compensation plan obligations	2,679	2,727
Deferred rent	1,270	1,274
Regulatory liabilities	1,171	1,896
Deferred revenue	—	3,619
Amounts payable under lease assignment	—	1,037
Other	2,357	2,299
Total other long-term liabilities	$12,924	$16,264

Note 8.       Income Taxes

The components of income before taxes are as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005

Income (loss) before income taxes from:
Continuing operations	$(4,225)	$15,397	$12,405
Discontinued operations	(4,777)	(1,047)	(3,009)
Income (loss) before income taxes taxed at statutory rates	(9,002)	14,350	9,396
Capital loss on sale of stock related to discontinued operations	—	—	(3,969)
Income before income taxes	$(9,002)	$14,350	$5,427

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.       Income Taxes (Continued)

The components of the provisions for income taxes (benefits) are as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005

Current:
Federal	$1,560	$1,942	$(2,024)
State	697	273	(180)
Total current	2,257	2,215	(2,204)

Deferred:
Federal	(2,416)	2,875	5,081
State	(499)	249	478
Total deferred	(2,915)	3,124	5,559

Change in regulatory assets and liabilities, net	(249)	(268)	(278)
Investment tax credit amortization	(49)	(49)	(49)
Total provision (benefit) for income taxes	$(956)	$5,022	$3,028

Allocation of total provision (benefit) for income taxes:
Income tax (benefit) at statutory rates:
Continuing operations	$795	$5,388	$4,434
Discontinued operations	(1,751)	(366)	(1,061)
Total taxes at statutory rates	(956)	5,022	3,373
Tax benefit from capital loss on sale of stock of Master Tek	—	—	(345)
Net provision (benefit) for income taxes	$(956)	$5,022	$3,028

Current tax expense does not reflect benefits of $0.4 million, $1.5 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the exercise of employee stock options credited to additional paid-in capital in stockholders’ equity.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

Provision computed at statutory rates	34%	34%	34%
Goodwill impairment charges not deductible for tax purposes	(21)%	—	—
State income taxes, net of federal tax benefit	(3)%	3%	3%
Other, net	1%	(2)%	(1)%
Effective tax rate	11%	35%	36%

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.       Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following as of December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

Deferred tax liabilities:
Depreciation	$26,314	$22,522
Deferred revenue	3,023	5,218
Section 1031 like-kind property exchange gain	838	887
Production cost balancing accounts	893	547
Gains on condemnation of land	501	531
Other	807	1,615
Total deferred tax liabilities	32,376	31,320
Deferred tax (assets):
Goodwill and asset impairment charges	(4,565)	—
Contributions in aid of construction and advances for construction	(1,826)	(2,115)
Allowances and other reserves	(2,458)	(2,939)
Net operating loss carryforwards	(115)	(1,987)
Capital loss carryforwards	(1,417)	(1,010)
Share-based compensation	(1,101)	(606)
Investment tax credits	(280)	(303)
Other	(1,096)	(1,045)
Total deferred tax (assets)	(12,858)	(10,005)

Net deferred tax liabilities before valuation allowance	19,518	21,315
Deferred tax asset valuation allowance	1,417	1,010

Net deferred tax liabilities	$20,935	$22,325

Balance sheet classification:
Long-term deferred tax liabilities	$28,102	$26,011
Current deferred tax assets	(7,167)	(3,686)
Net deferred tax liabilities	$20,935	$22,325

As of December 31, 2006, the Company had federal and state operating loss carryforwards in the amount of approximately $4.9 million and $3.0 million, respectively. The federal loss carryforwards were fully utilized during 2007 and state operating loss carryforwards of approximately $2.4 million remain as of December 31, 2007.

During 2005, the Company realized a capital loss of $4.0 million on the sale of Master Tek, which is reflected as a discontinued operation. The Company was able to carry back $0.7 million of the capital loss to a prior year to offset capital gains. Also, the Company generated $0.4 million and $0.1 million of capital gains during 2006 and 2005, respectively, which were offset by the capital loss. The remaining $2.8 million of capital loss will be carried forward to future years to offset any future capital gains. The capital loss carryforward expires in 2010. The $1.4 million capital loss carryforward benefit has been fully offset by a valuation allowance as of December 31, 2007 because management does not believe it is more likely than not the Company will generate future capital gains prior to the expiration date of the loss carryforward.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.       Income Taxes (Continued)

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its remaining deferred income tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no additional valuation allowances are necessary as of December 31, 2007.

The Company is subject to federal and various state and local income taxes. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax return examinations by taxing authorities for years before 2003. The Company’s federal income tax returns for the 2002 through 2004 tax years were recently examined by the Internal Revenue Service. The examination was concluded in February 2007 and resulted in no net change for the tax years examined. State and local income tax returns from 2003 to the present and federal income tax returns from 2005 to the present are still subject to examinations by taxing authorities.

As of December 31, 2007 and 2006, the Company’s liabilities for uncertain tax positions were not significant. The Company’s policy is to recognize interest and penalties related to liabilities for uncertain tax benefits in the income tax expense line-item of the consolidated statements of income. Net interest and penalties incurred during the years ended December 31, 2007 and 2006 were insignificant.

Note 9.       Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 250,000 shares of $0.01 par value preferred stock of which 10,373 shares are designated Series A Preferred Stock. There are 9,156 and 9,158 Series A preferred shares issued and outstanding as of December 31, 2007 and 2006, respectively. Series A preferred stockholders are entitled to receive annual dividends of $2.625 per share. Series A preferred shares may be redeemed by the Company at any time for a price of $52.00 per share and have preference in liquidation of $50.00 per share. During 2006, a stockholder offered to sell 60 shares of Series A preferred stock back to the Company at $33.80 per share. The Company elected to repurchase and cancel those shares.

Common Stock

The Company is authorized to issue 75,000,000 common shares of $0.01 par value common stock, of which 24.3 million and 23.8 million shares are issued and outstanding as of December 31, 2007 and 2006, respectively. The current quarterly cash dividend rate is $0.06 per share. As of December 31, 2007, there are also warrants to purchase 143,581 shares of common stock outstanding and exercisable. The warrants are exercisable any time at $6.23 per share and expire in 2010. As of December 31, 2007, a total of 5.5 million common shares are reserved for issuance upon exercise of all warrants and stock options, the conversion of the subordinated debentures and stock purchase plans.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

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

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company during 2007 were 5% for the DRIP and 0% for the DSPP. During 2006, the Company registered an additional 1,200,000 shares of common stock that were authorized to be issued under the plan. As of December 31, 2007, there are 3.7 million shares authorized for issuance under the plan of which 0.9 million shares remain available for issuance.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.     Commitments and Contingencies

Lease Commitments

The Company leases equipment and office facilities under operating and capital leases that expire through 2026. Aggregate rental expense under all operating leases was $8.7 million, $8.1 million and $7.9 million in 2007, 2006 and 2005, respectively. At December 31, 2007, the future minimum commitments under existing non-cancelable capital and operating leases are as follows:

	Operating	Capital
(In thousands)	Leases	Leases

Year ending December 31,:
2008	$6,729	$938
2009	5,370	1,023
2010	4,064	1,023
2011	2,938	1,023
2012	2,269	1,024
2013 and thereafter	9,461	86
Total minimum payments required	$30,831	5,117
Less amounts representing interest		(535)
Total capital lease obligation		4,582
Less current portion of capital lease obligation		(837)
Long-term capital lease obligation, net of current portion		$3,745

The Company leases almost all of its vehicles under a fleet leasing arrangement. Under this arrangement, vehicles must be leased for a minimum of twelve months. After the initial twelve month period, vehicles may be returned to the lessor or the lease may be continued on a month-to-basis. Historically, the Company has replaced its fleet every three years. The lease commitments in the table above include $7.5 million of vehicle lease commitments assuming an initial three year lease term for each vehicle.

Water Supply Commitments

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply. The agreement requires the Company to purchase minimum quantities of water annually at a specified price. The price is subject to annual adjustment for production cost increases incurred by the seller. The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold. As of December 31, 2007, the minimum annual purchase commitment is $0.5 million through 2024.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.     Commitments and Contingencies (Continued)

Legal Proceedings

New Mexico Utilities, Inc.

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

Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $4.9 million as of December 31, 2007, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements. In addition, should the Court rule against NMUI, the New Mexico Public Regulation Commission has indicated its support of NMUI’s proposal that it be permitted to establish a regulatory asset for any amounts paid, including late payment penalties, and recover that asset prospectively through a rate surcharge to its customers. The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

In September 2007, NMUI received a $0.7 million retroactive billing adjustment from the Water Authority covering the period from August 2003 through April 2006 for the volume of wastewater it believes NMUI discharged into the treatment system versus the amount reported by NMUI. The amounts reported by NMUI were based on a calculation methodology that had been agreed to by both parties and used for approximately 30 years. NMUI is contesting the billing adjustment. Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the retroactive billing and therefore has not recognized a reserve for any potential liability for this amount in the accompanying consolidated financial statements.

On February 26, 2008, the Company was made aware of a “Claim of Lien” filed by the Water Authority against NMUI in the sum of $5.8 million, allegedly for delinquent sewer charges. This lien is related to the above described matters currently being litigated in New Mexico State Court.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.     Commitments and Contingencies (Continued)

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Petition”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company is contesting the Petition and the matter is scheduled for trial in the fall of 2008. If the Company does not prevail, the Petitioners must pay fair market value for the utility as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that the fair market value of NMUI exceeds its recorded net book value as of December 31, 2007.

Suburban Water Systems

Suburban Water Systems, one of the Company’s wholly owned subsidiaries, and the Company were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against SouthWest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No. B178283). Oral arguments for the appeal were presented on June 20, 2007 and the Company (and the other defendants) prevailed at the appellate level. The Court ruled that the only time a regulated water utility or public water company can be held liable in tort for water quality issues is when they have violated a numerical standard set by the Department of Health Services or other similar regulatory agency. Liability insurance carriers have absorbed all costs related to the lawsuits and appeals. The parties have entered into a settlement agreement which provides, in part, that no further appeals will be filed, effectively ending this litigation.

Other Matters

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. The Company believes the ultimate disposition of such matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.     Commitments and Contingencies (Continued)

Investigations

On May 5, 2005, one of the Company’s operating subsidiaries received a subpoena to provide records to a grand jury. The requested records relate to the operations of the San Simeon wastewater treatment plant in California for the period January 2002 to the date of the subpoena. The subsidiary has operated this facility since September 2004. The facility was also served with search warrants executed by the EPA. The Company cooperated fully with the investigation and the investigation was closed without further action in February 2008.

On May 18, 2005, the EPA executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. The Company is cooperating fully with the investigation and has provided the records requested. There have been no further significant developments since July 20, 2006.

The Company received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicates that the Board has conducted an investigation of the operations of a subsidiary of the Company with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary’s status as a contract operator in California. While the Company believes that the summary allegations cannot be substantiated, it cannot currently predict what, if any, actions may be taken by the Board or the effect those actions may have on its financial position, results of operations or cash flows. The Company intends to aggressively defend against this action. No amounts have been accrued related to any potential fines, penalties or other liabilities.

Settlement Agreement Liability

In 2006, the Company negotiated a settlement agreement with a municipality relating to possible fines and penalties for specified violations occurring during the time the Company operated the municipality’s wastewater system. The Company’s maximum payment obligation is capped at $0.7 million under the agreement provided that total fines and penalties levied do not exceed a specified amount. The water quality control board has levied fines and penalties exceeding the amount contemplated by the settlement agreement.

The Company believes there are convincing arguments for negotiating a reduction in the amounts levied but elected to accrue the $0.7 million maximum amount contemplated by the settlement agreement. The water quality control board has preliminarily agreed that the fines and penalties may be substantially reduced from the amounts originally levied however the Company has not received final notice of this action. As a result, $0.7 million remains accrued as of December 31, 2007.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

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

Performance Bonds

As part of its contract process, the Services Group obtains bid bonds which secure, among other things, the Services Group’s willingness to participate in contract discussions. The bid bonds range in value dependent upon the requirements of the potential client. Upon consummation of the contract, or cancellation of the negotiating process, the bid bond is canceled and the Services Group bears no further liability. The aggregate amount of bid bonds outstanding is usually less than $0.5 million at any given time. The Company also secures its performance under operating and maintenance contracts with performance and completion bonds obtained from surety companies. The aggregate amount of these bonds was approximately $3.1 million at December 31, 2007.

SOUTHWEST WATER COMAPNY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.     Earnings per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Years Ended December 31,
(In thousands)	2007	2006	2005

Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(5,020)	$10,009	$7,971
Less preferred stock dividends	(24)	(24)	(24)
Income (loss) from continuing operations applicable
to common stockholders	(5,044)	9,985	7,947
Loss from discontinued operations	(3,026)	(681)	(5,572)
Cumulative effect of change in accounting principle	—	71	—
Net income (loss) applicable to common stockholders	$(8,070)	$9,375	$2,375

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,101	22,928	20,859
Plus shares issued on assumed exercise of stock options and warrants	—	435	752
Diluted weighted average common shares outstanding	24,101	23,363	21,611

The difference between reported basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares. The Company incurred a loss during the year ended December 31, 2007. As a result, options to purchase 318,000 shares of common stock are considered antidilutive and therefore are not included in the computation of diluted loss per share for this period.

As described in Note 6, the Company has $12.1 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of December 31, 2007. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share (1.1 million shares as of December 31, 2007). At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Approximately 610,000, 238,000 and 314,000 stock options were excluded from the computation of diluted earnings per share in 2007, 2006 and 2005, respectively, due to their antidilutive effect.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.     Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Years Ended December 31,
(In thousands)	2007	2006	2005

Cash paid during the year for:
Interest	$8,616	$8,343	$7,513
Income taxes paid (refunded), net	(703)	(1,956)	(1,423)

Components of cash paid for acquisitions:
Fair value of assets acquired	$10,580	$1,798	$13,931
Liabilities assumed	(2,511)	(79)	(1,619)
Cash paid for acquisitions	$8,069	$1,719	$12,312

Components of proceeds from sale of discontinued operations:
Fair value of assets sold	$—	$—	$12,748
Liabilities assumed by buyer	—	—	(598)
Selling price	—	—	12,150
Transaction expenses	—	—	(1,874)
Held in escrow and included in other receivables	—	—	(1,070)
Net cash proceeds from sale of discontinued operations	$—	$—	$9,206

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for
construction conveyed to Company by developers	$6,355	$12,605	$5,738
Capital expenditures financed with capital lease obligations	4,582	—	—
Debentures converted into common stock	557	3,498	1,142
Common stock exchanged for 20% minority stockholder’s interest	—	—	6,000

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.     Share-Based Incentive Compensation Plans

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

The adoption of SFAS 123(R) required the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of options for which the requisite service is not expected to be rendered and reducing the periodic compensation cost recorded accordingly. As a result, the Company recorded a benefit of $0.1 million ($0.07 million, net of tax) on January 1, 2006, which is reported as the cumulative effect of a change in accounting principle, to reflect the amount of compensation cost previously recognized related to outstanding options as of December 31, 2005 that are not expected to vest based on an estimate of forfeitures derived from historical data. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Applying the provisions of SFAS 123(R) as of January 1, 2005 would not have had a material effect on the Company’s consolidated financial statements.

Share-Based Equity Incentive Plans

Prior to May 2006, the Company had two share-based incentive compensation plans: a Stock Option Plan, and a Director Stock Option Plan. At the May 2006 annual meeting of stockholders, the stockholders approved a new Equity Incentive Plan, which incorporated the previously existing Stock Option Plan and Director Stock Option Plan.

Equity Incentive Plan (“EIP”)

The stockholder-approved Equity Incentive Plan (“EIP”) authorizes the Company to award up to 5.4 million shares of its common stock. As of December 31, 2007, 1.1 million shares were available for granting future awards under the plan which may be granted until May 16, 2016. The Company has reserved a total of 2.8 million shares of its authorized common shares for issuance upon exercise of options granted and for awards granted in the future.

Under the EIP, the Company may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards to officers, employees and non-employee directors. The EIP provides that the exercise price may not be less than the fair market value of the stock on the date of grant. The Compensation and Organization Committee of the Board of Directors administers the EIP and establishes each award’s vesting schedule and term at the time of the award. The Committee has generally established straight-line vesting schedules over periods of two to five years. An award’s term may not exceed ten years from date of grant and have generally been set at seven years from date of grant. Options are forfeited when they expire or in the event a participant terminates employment with the Company prior to the award vesting.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.     Share-Based Incentive Compensation Plans (Continued)

Stock Option Plan (“SOP”)

Under the stockholder-approved Stock Option Plan (“SOP”), as amended, the Company could grant non-qualified stock options to officers, employees and consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. The Company could also grant non-qualified options to certain non-employee directors of the Company. Options granted subsequent to December 31, 1999 vest equally over a period of five years and expire seven years and one day from the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant. Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

Director Option Plan (“DOP”)

The stockholder-approved Director Option Plan (“DOP”), as amended, authorized the Company to issue options to eligible non-employee directors. The DOP provided for an automatic annual grant of options to purchase 11,025 shares of the Company’s common stock to eligible non-employee directors of the Company on the date of the Company’s annual meeting of stockholders through 2014 at fair market value. New directors were initially granted options to purchase 11,025 shares of common stock upon appointment to the Board of Directors. DOP options granted after December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

Warrants

In 2000 the Company issued warrants to consultants as compensation for their assistance in connection with an acquisition. As of December 31, 2007, there are warrants to purchase 143,581 shares of common stock outstanding and exercisable. The warrants are exercisable anytime at $6.23 per share and expire in 2010.

Compensation Expense

The Company recognizes compensation cost in its consolidated financial statements based on the fair value of an award on the date of grant on a straight-line basis over the requisite service period for each separately vesting portion of the award. The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods:

	Years Ended December 31,
(In thousands)	2007	2006	2005

Stock options	$1,710	$1,079	$966
Restricted stock awards	151	—	—
Share-based compensation expense	1,861	1,079	966
Income tax benefit	(689)	(378)	(345)
Share-based compensation expense, net of tax	$1,172	$701	$621

As of December 31, 2007, aggregate unrecognized compensation costs was $1.4 million and is expected to be recognized over the next five years (1.2 years on a weighted average basis).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.     Share-Based Incentive Compensation Plans (Continued)

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate expected option lives and employee termination assumptions. In addition, groups of participants that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility of fair value is estimated based on historical volatility of the Company’s common stock. The expected dividends are based on the current dividend yield of the Company’s stock as of the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used are shown in the following table.

	Years Ended December 31,
	2007	2006	2005

Dividend yield	1.7%	1.4%	1.7%
Expected volatility	34.4%	33.6%	24.3%
Risk-free interest rate	4.6%	4.8%	4.1%
Expected life in years	4.5	4.5	5.7

The weighted average grant date fair value per share of options granted using these assumptions was $3.92, $4.90 and $3.01 per share for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of options vested was $1.0 million, $0.9 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes stock option and warrant activity during the three years ended December 31, 2007.

	Years Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
(In thousands, except exercise prices)	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,788	$10.29	2,641	$8.30	2,915	$7.65
Granted	345	12.83	463	16.00	327	11.06
Exercised	(228)	6.93	(994)	6.98	(518)	12.33
Forfeited	(195)	13.57	(317)	11.48	(83)	11.14
Expired	(23)	9.84	(5)	2.38	—	—
Outstanding at end of year	1,687	10.89	1,788	10.29	2,641	8.30

Exercisable at end of year	980	9.09	926	7.53	1,624	6.91

The total intrinsic value of options exercised was $1.6 million, $6.9 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.     Share-Based Incentive Compensation Plans (Continued)

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2007.

		Vested and
		Expected	Fully
(In thousands, except as indicated)	Outstanding	to Vest	Vested

Number of shares	1,687	1,572	980
Weighted average remaining contractual life in years	3.66	3.57	2.53
Weighted average exercise price per share	$10.89	$10.71	$9.09
Aggregate intrinsic value (at closing stock price of $12.52 per share)	$3,858	$3,801	$3,621

			Outstanding			Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			as of	Remaining	Average	as of	Average
			December 31	Contractual	Exercise	December 31,	Exercise
(In thousands, except per share and life in years data)			2007	Life	Price	2007	Price

Range of per share exercise prices:
$4.25	to	$8.44	528	1.79 years	$6.75	503	$6.67
$8.88	to	$11.39	346	3.04 years	10.35	255	10.06
$11.56	to	$12.77	373	5.55 years	12.55	70	11.88
$12.96	to	$16.48	288	4.60 years	13.37	120	13.27
$17.75	to	$17.75	152	5.11 years	17.75	32	17.75
$4.25	to	$17.75	1,687	3.66 years	10.89	980	9.09

Restricted Stock Awards

The Committee has established a straight-line vesting schedule over a three-year period of continuous service to the Company for all awards granted to date. Restricted stock is forfeited in the event a participant terminates employment with the Company prior to the award vesting. The grant date fair value of stock awarded is recognized as compensation expense over the vesting term.

The following table summarizes all restricted stock award activity during the year ended December 31, 2007:

		Weighted-
	Number	Average
	of	Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Outstanding at December 31, 2006	—	$—
Awarded	27	12.76
Vested and released	—	—
Forfeited	2	12.76
Outstanding at December 31, 2007	25	12.76

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.     Share-Based Incentive Compensation Plans (Continued)

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.0 million shares of common stock through payroll deductions up to 10% of their salary, not to exceed $25,000 per year. The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period. Under the ESPP, employees purchased approximately 21,000, 21,000 and 26,000 shares in 2007, 2006 and 2005, respectively. As of December 31, 2007, 0.6 million shares remain available for future purchases.

The fair value of ESPP shares purchased is estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006

Dividend yield	1.6%	1.4%
Expected volatility	35.1%	33.6%
Risk-free interest rate	4.9%	4.8%
Expected life in years	0.25	0.25

The Company’s expense related to this plan was less than $0.1 million for the years ended December 31, 2007, 2006 and 2005.

Note 14.     Employee Benefit Plans

401(k) Retirement Plans

Substantially all employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974. The Company makes discretionary matching contributions to the plans that vest over a period of one to six years. The Company’s expense related to its matching contributions was $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.     Employee Benefit Plans (Continued)

Two executive officers of the Company were selected by the compensation committee of the Board of Directors to participate in the SERP and as of December 31, 2007, there is only one remaining participant in the SERP. Under the SERP, in most cases, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant’s average annual compensation multiplied by (2) the applicable compensation percentage as defined by the SERP less (3) the Social Security benefit for the most recent five years of employment. Compensation under the SERP is the participant’s base salary and excludes bonus and other forms of compensation. As discussed in Note 1, the Company adopted the balance sheet recognition requirements of SFAS 158 on December 31, 2006 and began recognizing the unamortized portion of actuarial gains and prior service costs in accumulated other comprehensive income.

The following table details the components of the net periodic benefit costs and actuarial assumptions:

	Years Ended December 31,
(In thousands, except percentage data)	2007	2006	2005

Net periodic benefit costs:
Service cost	$—	$66	$64
Interest cost	64	75	78
Amortization of actuarial (gains) losses	(76)	15	52
Amortization of prior service cost	87	37	37
Net periodic benefit costs	$75	$193	$231

Actuarial assumptions:
Discount rate — pre-retirement	5.25%	5.00%	5.50%
Discount rate — post-retirement	3.00%	2.75%	2.75%
Rate of compensation increases	—%	—%	5.00%

The sole remaining participant in the SERP has reached retirement and is not receiving any further compensation increases. The discount rate selected in 2007 and 2006 reflects the Company’s estimate of an interest rate at which the benefit obligations can be settled and is a short-term rate, given the 2008 retirement date of the sole remaining participant.

Summarized in the table below is information about the changes in the projected benefit obligation and the liability recognized in our consolidated balance sheets as of December 31, 2007 and 2006.

	December 31,
(In thousands)	2007	2006

Projected benefit obligation:
Balance at beginning of the year	$1,224	$1,506
Service cost	—	66
Interest cost	64	75
Actuarial gains	(9)	(423)
Payment of benefit obligation	(174)	—
Balance at end of the year	1,105	1,224

Plan assets	—	—
Net amount recognized in consolidated balance sheets	$1,105	$1,224

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.     Employee Benefit Plans (Continued)

	December 31,
(In thousands)	2007	2006

Amounts recognized in accumulated other comprehensive income:
Actuarial gains	$(131)	$(198)
Prior service cost	—	87
Related deferred income taxes	46	39
Net amount recognized	$(85)	$(72)

The SERP is an unfunded plan. However, to assist in funding the benefit obligations, the Company has invested in a corporate-owned life insurance policy. The cash surrender value of the policy is designed to be equal to the net present value of the aggregate SERP benefit obligations. However, there is no direct relationship between the aggregate participants’ SERP benefits and the policy coverage. The cash surrender value of the policy was $1.4 million as of December 31, 2007 and $1.4 million as of December 31, 2006, and is included in non-current assets in the accompanying consolidated balance sheets (Note 5).

Deferred Compensation Plan (“DCP”)

The Company has a non-qualified deferred compensation plan (“DCP”) that permits key employees to annually elect to defer a portion of their compensation until their retirement. The retirement benefit to be provided is based upon the amount of compensation deferred. Deferred compensation expense was $0.1 million, $0.1 million and $0.1 million in 2007, 2006 and 2005, respectively. Total deferred compensation liabilities were $1.6 million and $1.7 million at December 31, 2007 and 2006, respectively.

To assist in funding the deferred compensation liability, the Company has invested in company-owned life insurance policies. The cash surrender value of these policies were $1.7 million and $1.6 million at December 31, 2007 and 2006, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets (Note 5).

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

As more fully described in Note 1, effective January 1, 2007, the Company elected to allocate a portion of its Services Group’s operating expense overhead between affiliated and unaffiliated customers for segment reporting purposes and reclassified certain expenses associated with common business functions to operating expenses. Prior year amounts have been reclassified to conform to the 2007 presentation.

The following table presents information about the operations of each segment for the three years ended December 31, 2007.

(In thousands)	Utility Group	Services Group (1)	Corporate (2)	Eliminations (3)	Consolidated
Year ended December 31, 2007:
Revenues:
Unaffiliated customers	$93,370	$119,254	$—	$—	$212,624
Intersegment (1) (3)	—	31,467	—	(26,744)	4,723
Total revenues	93,370	150,721	—	(26,744)	217,347

Expenses:
Operating expenses—unaffiliated customers	52,765	107,884	—	—	160,649
Operating expenses—intersegment (3)	—	26,744	—	(26,744)	—
Selling, general and administrative expenses	8,051	12,678	15,895	—	36,624
Impairment of goodwill	17,215	—	—	—	17,215
Total expenses	78,031	147,306	15,895	(26,744)	214,488

Operating income (loss)	15,339	3,415	(15,895)	—	2,859

Interest expense	(5,688)	(757)	(1,251)	—	(7,696)
Interest income	91	476	51	—	618
Other income (expense)	(97)	—	91	—	(6)
Income (loss) from continuing operations before income taxes	$9,645	$3,134	$(17,004)	$—	$(4,225)

Other information:
Depreciation and amortization	$9,572	$1,726	$336	$—	$11,634
Additions to property, plant and equipment	35,340	465	5,543	—	41,348
Total assets as of period end date	441,464	61,138	21,786	(7,979)	516,409

See accompanying notes to the segment information following these tables.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15.     Segment Information (Continued)

(In thousands)	Utility Group	Services Group(1)	Corporate (2)	Eliminations (3)	Consolidated
Year ended December 31, 2006:
Revenues:
Unaffiliated customers	$86,321	$125,558	$—	$—	$211,879
Intersegment (1) (3)	—	40,424	—	(33,501)	6,923
Total revenues	86,321	165,982	—	(33,501)	218,802

Expenses:
Operating expenses—unaffiliated customers	48,540	113,916	—	—	162,456
Operating expenses—intersegment (3)	—	33,501	—	(33,501)	—
Selling, general and administrative expenses	7,609	12,006	13,383	—	32,998
Impairment of goodwill	—	929	—	—	929
Total expenses	56,149	160,352	13,383	(33,501)	196,383

Operating income (loss)	30,172	5,630	(13,383)	—	22,419

Interest expense	(5,344)	(1,923)	(269)	—	(7,536)
Interest income	46	299	111	—	456
Other income (expense)	(3)	—	61	—	58
Income (loss) from continuing operations before income taxes	$24,871	$4,006	$(13,480)	$—	$15,397

Other information:
Depreciation and amortization	$8,038	$2,167	$333	$—	$10,538
Additions to property, plant and equipment	41,596	1,648	9	—	43,253
Total assets as of period end date	419,867	71,107	11,050	(10,331)	491,693

Year ended December 31, 2005:
Revenues:
Unaffiliated customers	$78,884	$114,515	$—	$—	$193,399
Intersegment (1) (3)	—	31,324	—	(27,119)	4,205
Total revenues	78,884	145,839	—	(27,119)	197,604

Expenses:
Operating expenses—unaffiliated customers	44,827	103,547	—	—	148,374
Operating expenses—intersegment (3)	—	27,119	—	(27,119)	—
Selling, general and administrative expenses	7,448	10,779	12,529	—	30,756
Total expenses	52,275	141,445	12,529	(27,119)	179,130

Operating income (loss)	26,609	4,394	(12,529)	—	18,474

Interest expense	(3,828)	(1,890)	(783)	—	(6,501)
Interest income	60	322	52	—	434
Other income (expense)	(48)	13	33	—	(2)
Income (loss) from continuing operations before income taxes	$22,793	$2,839	$(13,227)	$—	$12,405

Other information:
Depreciation and amortization	$6,737	$2,631	$424	$—	$9,792
Additions to property, plant and equipment	31,146	1,402	92	—	32,640
Total assets as of period end date	372,139	68,547	12,896	(8,857)	444,725

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

	Years Ended December 31,
(In thousands)	2007	2006	2005
Services Group revenues:
From unaffiliated customers	$119,254	$125,558	$114,515
Intersegment profits	4,723	6,923	4,205
Total revenues	$123,977	$132,481	$118,720

(2)          Reflects corporate headquarters general and administrative expenses and interest expense, net of interest income charged on intercompany debt. Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

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

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2007:
Revenues	$47,869	$54,896	$57,173	$57,409
Operating income (loss)	3,088	5,648	5,412	(11,289)
Income (loss) from continuing operations	840	2,421	2,291	(10,572)
Loss from discontinued operations	(226)	(198)	(216)	(2,386)
Net income (loss)	614	2,223	2,075	(12,958)
Net income (loss) applicable to common stockholders	608	2,217	2,069	(12,964)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.10	$0.09	$(0.44)
Loss from discontinued operations	—	(0.01)	—	(0.09)
Net income (loss) applicable to common stockholders	$0.03	$0.09	$0.09	$(0.53)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.10	$0.09	$(0.44)
Loss from discontinued operations	—	(0.01)	(0.01)	(0.09)
Net income (loss) applicable to common stockholders	$0.03	$0.09	$0.08	$(0.53)

During the fourth quarter of 2007, the Company recorded goodwill impairment charges total $17.2 million related to its Texas Utilities (Note 5) and reduced the carrying value of assets held for sale by $3.4 million to expected realizable value (Note 2).

Year Ended December 31, 2006:
Revenues	$49,446	$54,148	$58,796	$56,412
Operating income	3,077	5,018	7,817	6,507
Income from continuing operations	885	1,972	3,843	3,309
Loss from discontinued operations	(184)	(156)	(171)	(170)
Net income	772	1,816	3,672	3,139
Net income applicable to common stockholders	766	1,810	3,666	3,133

Basic earnings per common share:
Income from continuing operations	$0.04	$0.09	$0.17	$0.14
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.03	$0.08	$0.16	$0.13

Diluted earnings per common share:
Income from continuing operations	$0.04	$0.08	$0.16	$0.14
Loss from discontinued operations	(0.01)	—	—	(0.01)
Cumulative effect of change in accounting principle	—	—	—	—
Net income applicable to common stockholders	$0.03	$0.08	$0.16	$0.13

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17.     Subsequent Events

Acquisition

On January 31, 2008, the Company purchased the assets of a wastewater collection system and related treatment plant (commonly referred to as the “Riverview System”) from the Shelby County Governmental Utility Services Corporation. The purchase price was $22.5 million in cash at closing.

The cash required to fund the acquisition was borrowed under the Company’s $100 million revolving line of credit.

$150 million Revolving Credit Facility

On February 15, 2008, the Company entered into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California. The credit agreement provides for a $150.0 million revolving credit facility. The Company may elect to increase the amount of the credit facility by an amount not to exceed $75.0 million during the term of the agreement provided certain conditions are met.

The revolving line of credit commitment ends on February 15, 2013, at which time all borrowings must be repaid. Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. Proceeds from the initial $84.5 million borrowing under the credit agreement were used to repay borrowings under the $100.0 million revolving line of credit which was terminated upon repayment.

Currently, the applicable margins are 0.750% over the LIBOR rate or 0.25% under the prime rate. The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
(In thousands)	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,451	$1,825
Receivable from subsidiaries, net	74,599	68,235
Other current assets	6,220	5,746
Total current assets	82,270	75,806

Property, plant and equipment, net	10,668	569
Investments in subsidiaries	147,315	148,745
Other assets	4,897	4,734
	$245,150	$229,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,297	$357
Current portion of long-term debt	919	—
Other current liabilities	7,960	5,350
Total current liabilities	11,176	5,707

Long-term debt:
Revolving line of credit	51,000	36,000
Convertible subordinated debentures	12,053	12,610
Capital leases and other indebtedness	3,759	—
Total long-term debt	66,812	48,610

Deferred income taxes	3,596	4,630
Other liabilities	4,372	4,380

Commitments and contingencies

Stockholders’ Equity:
Cumulative preferred stock	458	458
Common stock	243	238
Additional paid-in capital	145,072	138,728
Retained earnings	13,336	27,031
Accumulated other comprehensive income	85	72
Total stockholders’ equity	159,194	166,527
	$245,150	$229,854

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2007	2006	2005

Revenues	$—	$—	$—
Selling, general and administrative expenses	3,228	1,389	1,283
Operating loss	(3,228)	(1,389)	(1,283)

Other income (expense):
Interest expense	(1,251)	(269)	(783)
Interest income	51	111	53
Other, net	91	61	32

Loss from continuing operations before income taxes	(4,337)	(1,486)	(1,981)
Income tax benefit	1,452	520	681

Loss from continuing operations	(2,885)	(966)	(1,300)
Cumulative effect of change in accounting principle, net of tax	—	71	—
Loss on sale of discontinued operations, net of tax	—	—	(3,624)

Loss before equity in net income of subsidiaries	(2,885)	(895)	(4,924)

Equity in net income (loss) of subsidiaries	(5,161)	10,294	7,323
Net income (loss)	$(8,046)	$9,399	$2,399

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(8,046)	$9,399	$2,399
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	5,161	(10,294)	(7,323)
Cumulative effect of change in accounting principle	—	(71)	—
Loss on sale of discontinued operations, net of tax	—	—	3,624
Depreciation and amortization	336	333	424
Deferred income taxes	(4,541)	1,877	1,738
Share-based compensation expense	1,861	1,079	966
Changes in assets and liabilities, net of effects of acquisitions:
Other current assets	2,778	2,488	3,594
Other current liabilities	3,895	(1,310)	(2,102)
Other, net	(343)	(27)	(138)
Net cash provided by operating activities	1,101	3,474	3,182

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,069)	(1,719)	(12,312)
Additions to property, plant and equipment	(5,543)	(9)	(90)
Dividends received from subsidiaries	5,187	4,875	4,383
Purchase of minority interest	—	(1,013)	—
Cash proceeds from sale of discontinued operations	—	—	9,206
Net cash provided by (used in) investing activities	(8,425)	2,134	1,187

Cash Flows from financing activities:
Borrowings under lines of credit	15,000	6,000	10,000
Proceeds from share-based equity incentive plans and stock purchase plans	3,545	10,598	12,131
Excess tax benefit from stock options exercised	414	1,478	—
Net change intercompany receivables and payables	(6,301)	(19,315)	(19,554)
Dividends paid	(5,649)	(5,000)	(4,221)
Payments on long-term debt	(59)	—	—
Repurchase of preferred stock	—	(2)	—
Deferred financing costs	—	—	(900)
Net cash provided by (used in) financing activities	6,950	(6,241)	(2,544)

Net increase (decrease) in cash and cash equivalents	(374)	(633)	1,825
Cash and cash equivalents at beginning of year	1,825	2,458	633
Cash and cash equivalents at end of year	$1,451	$1,825	$2,458

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

Share-Based Compensation

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

Supplemental Executive Retirement Plan

As more fully described in Note 14 to consolidated financial statements, the Company has a supplemental executive retirement plan. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as a company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has historically used December 31st as the measurement date for its postretirement benefit plan. The adoption of SFAS 158 reduced total liabilities and increased total stockholders’ equity by less than $0.1 million, net of taxes. The adoption of SFAS 158 did not have a material effect on the consolidated financial statements for 2006 and the Company believes it will not have a material effect in 2007 and beyond.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

Note 2.       Long-Term Debt

During 2001, the Company issued $20.0 million in long-term convertible subordinate debentures. The debentures bear a fixed interest rate of 6.85% and mature in 2021. Approximately $7.9 million of the debentures have been converted into the Company’s common stock in accordance with their terms and $12.1 million remain issued and outstanding as of December 31, 2007. The Company also had $51.0 million and $36.0 million of borrowings outstanding under its $100.0 million long-term revolving credit facility as of December 31, 2007 and 2006, respectively. In December 2007, the Company obtained a $30.0 million equipment leasing line of credit and the Company leased $4.6 million of equipment pursuant to this agreement.

In January 2008, the Company borrowed $22.5 million under the credit facility to fund the closing of an acquisition and in February 2008, the Company entered into a new $150.0 million revolving credit facility and used the initial borrowing under the new facility to repay borrowings outstanding under the $100.0 million credit facility; the $100.0 million credit facility was terminated upon repayment (Note 17).

Note 3.       Commitments and Contingencies

Legal Proceedings

New Mexico Utilities, Inc.

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

Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $4.9 million as of December 31, 2007, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements. In addition, should the Court rule against NMUI, the New Mexico Public Regulation Commission has indicated its support of NMUI’s proposal that it be permitted to establish a regulatory asset for any amounts paid, including late payment penalties, and recover that asset prospectively through a rate surcharge to its customers. The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

Note 3.       Commitments and Contingencies (Continued)

In September 2007, NMUI received a $0.7 million retroactive billing adjustment from the Water Authority covering the period from August 2003 through April 2006 for the volume of wastewater it believes NMUI discharged into the treatment system versus the amount reported by NMUI. The amounts reported by NMUI were based on a calculation methodology that had been agreed to by both parties and used for approximately 30 years. NMUI is contesting the billing adjustment. Although the Company cannot give any assurances as to the ultimate resolution of this matter, the Company does not believe that it is probable it will be required to pay the retroactive billing and therefore has not recognized a reserve for any potential liability for this amount in the accompanying consolidated financial statements.

On February 26, 2008, the Company was made aware of a “Claim of Lien” filed by the Water Authority against NMUI in the sum of $5.8 million, allegedly for delinquent sewer charges. This lien is related to the above described matters currently being litigated in New Mexico State Court.

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Petition”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company is contesting the Petition and the matter is scheduled for trial in the fall of 2008. If the Company does not prevail, the Petitioners must pay fair market value for the utility as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that the fair market value of NMUI exceeds its recorded net book value as of December 31, 2007.

Suburban Water Systems

Suburban Water Systems, one of the Company’s wholly owned subsidiaries, and the Company were named as defendants in several lawsuits alleging various injuries as a result of water contamination in the San Gabriel Valley Main Basin. The California Supreme Court ruled in February 2002 that the plaintiffs could not challenge the adequacy of the water quality standards established by California Department of Health Services. In August 2004, the case against SouthWest Water and its subsidiary was dismissed; however, the plaintiffs appealed the dismissal to the Court of Appeals for the State of California, First Appellate District (1DCA Civil No. B178283). Oral arguments for the appeal were presented on June 20, 2007 and the Company (and the other defendants) prevailed at the appellate level. The Court ruled that the only time a regulated water utility or public water company can be held liable in tort for water quality issues is when they have violated a numerical standard set by the Department of Health Services or other similar regulatory agency. Liability insurance carriers have absorbed all costs related to the lawsuits and appeals. The parties have entered into a settlement agreement which provides, in part, that no further appeals will be filed, effectively ending this litigation.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

Note 3.       Commitments and Contingencies (Continued)

Other Matters

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

Limitations on Dividends at our California and New Mexico Utilities

Two of the Company’s wholly-owned subsidiaries, Suburban Water Systems and New Mexico Utilities, Inc., are limited by their mortgage bond agreements as to the amount of cash and property dividends they may distribute to the Company. Dividends over the last three years have ranged between $4.4 million to $5.2 million per year and are less than the dividend restriction threshold by $50.4 million as of December 31, 2007.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Recoveries and / or Acquisitions	Accounts Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$1,832	$280	$21	$(758)	$1,375
Year ended December 31, 2006	2,152	713	4	(1,037)	1,832
Year ended December 31, 2005	2,170	1,009	43	(1,070)	2,152