Form 10-Q
period 2008-03-31
SOUTHWEST WATER CO
filed 2008-05-12
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2008
Common Stock, $.01 par value per share	24,467,595 shares

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SouthWest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of SouthWest Water Company and its subsidiaries as of March 31, 2008, and the related condensed consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month period ended March 31, 2008. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California

May 9, 2008

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands)	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$2,216	$2,950
Accounts receivable, net	27,736	26,005
Assets held for sale	15,895	16,013
Other current assets	16,839	16,617
Total current assets	62,686	61,585

Property, Plant and Equipment, Net:
Regulated utilities	425,060	399,146
Non-regulated operations	20,050	18,757
Total property, plant and equipment, net	445,110	417,903

Other Assets:
Goodwill	17,349	17,349
Intangible assets	2,443	2,539
Other assets	16,360	17,033
	$543,948	$516,409
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,350	$14,930
Liabilities related to assets held for sale	4,297	4,297
Current portion of long-term debt	1,938	1,937
Other current liabilities	23,298	25,020
Total current liabilities	37,883	46,184

Other Liabilities and Deferred Credits:
Long-term debt	181,869	145,353
Deferred income taxes	28,672	28,102
Advances for construction	9,364	9,210
Contributions in aid of construction	114,789	115,442
Other liabilities and deferred credits	13,245	12,924

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	244	243
Additional paid-in capital	146,080	145,072
Retained earnings	11,262	13,336
Accumulated other comprehensive income	82	85
Total stockholders’ equity	158,126	159,194

	$543,948	$516,409

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007

Revenues:
Utility Group	$22,341	$20,034
Services Group	28,422	27,835
Total revenues	50,763	47,869

Expenses:
Utility Group operating expenses	13,441	11,809
Services Group operating expenses	25,910	24,442
Selling, general and administrative expenses	9,605	8,530
Total expenses	48,956	44,781

Operating income	1,807	3,088

Other income (expense):
Interest expense	(2,361)	(1,854)
Interest income	122	135
Other, net	—	(49)

Income (loss) from continuing operations before income taxes	(432)	1,320
Provision (benefit) for income taxes	(118)	480

Income (loss) from continuing operations	(314)	840

Loss from discontinued operations, net of tax	(287)	(226)

Net income (loss)	(601)	614

Preferred stock dividends	(6)	(6)

Net income (loss) applicable to common stockholders	$(607)	$608

Earnings per common share:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.03
Loss from discontinued operations	(0.01)	—
Net income (loss) applicable to common stockholders	$(0.02)	$0.03

Diluted:
Income (loss) from continuing operations	$(0.01)	$0.03
Loss from discontinued operations	(0.01)	—
Net income (loss) applicable to common stockholders	$(0.02)	$0.03

Weighted average common shares outstanding:
Basic	24,385	23,882
Diluted	24,385	24,214

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Compre–	Total
	Number of		Number of		Paid-in	Retained	hensive	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2007	9	$458	24,268	$243	$145,072	$13,336	$85	$159,194

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(601)	—	(601)
Other comprehensive income, net of tax: Amortization of actuarial net gain	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss)								(604)
Stock issuance under dividend reinvestment and stock purchase plans	—	—	65	—	761	—	—	761
Share-based compensation expense	—	—	116	1	233	—	—	234
Debenture conversions	—	—	1	—	14	—	—	14
Cash dividends declared	—	—	—	—	—	(1,473)	—	(1,473)

Balance at March 31, 2008	9	$458	24,450	$244	$146,080	$11,262	$82	$158,126

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Cash flows from operating activities of continuing operations:
Net income (loss)	$(601)	$614
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of tax	287	226
Depreciation and amortization	3,642	2,904
Deferred income taxes	569	350
Share-based compensation expense	234	408
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,731)	1,907
Other current assets	3,031	2,431
Other assets	(2,708)	(509)
Accounts payable	(6,795)	(5,092)
Other current liabilities	(1,065)	(2,425)
Other liabilities	37	(1,241)
Other, net	(44)	(27)
Net cash used in operating activities	(5,144)	(454)

Cash flows from investing activities of continuing operations:
Acquisitions of businesses, net of cash acquired	(23,330)	(558)
Additions to property, plant and equipment	(7,960)	(8,077)
Proceeds from sales of equipment	9	33
Net cash used in investing activities	(31,281)	(8,602)

Cash flows from financing activities of continuing operations:
Revolving lines of credit:
Borrowings	121,500	7,500
Repayment of $100 million revolving line of credit	(84,500)	—
Capital improvement reimbursements	795	865
Proceeds from stock option and stock purchase plans	761	1,409
Contributions in aid of construction	227	485
Excess tax benefit from stock options exercised	—	380
Dividends paid	(1,473)	(1,389)
Deferred financing costs	(527)	(3)
Repayment of advances for construction	(488)	(204)
Payments on long-term debt	(439)	(308)
Net cash provided by financing activities	35,856	8,735

Cash flows from discontinued operations:
Operating activities	(165)	(643)
Investing activities	—	(317)
Financing activities	—	—
Net cash used in discontinued operations	(165)	(960)

Net change in cash and cash equivalents	(734)	(1,281)
Cash and cash equivalents at beginning of year	2,950	4,294
Cash and cash equivalents at end of period	$2,216	$3,013

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.       Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements are unaudited. SouthWest Water Company (the “Company”) believes the interim financial statements are presented on a basis consistent with the audited financial statements and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. All of these adjustments are normal recurring adjustments.

Preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. The Company’s businesses are seasonal because they are affected by weather. As a result, operating results for interim periods do not necessarily predict the operating results for any other interim period or for the full year.

The condensed consolidated financial statements as of March 31, 2008 and for the three-month period ended March 31, 2008 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 9, 2008) is included on page 1 on this report. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Change in Presentation

Effective January 1, 2008, the Company launched the first phase of its financial reporting reengineering process by implementing a fully integrated financial module throughout the entire company. As a result, the methodology of capturing and reporting operating versus general and administrative expenses as well as the classification of expenses between business segments has changed. As permitted by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year amounts have not been reclassified to conform to the 2008 presentation because the information is not available and the cost to develop it would be excessive.

Reclassifications have also been made to prior year’s financial statement presentation with respect to a component of the business the Company is holding for sale as a discontinued operation (Note 3).

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as the unfunded portion of the Company’s executive retirement plan. Comprehensive income (loss) was $(604,000) and $616,000 for the three months ended March 31, 2008 and 2007, respectively.

Note 1.       Summary of Significant Accounting Policies (Continued)

Accounting Pronouncement Adopted During 2008

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. The Company is currently assessing the potential effect of SFAS No. 157 on all non-financial assets and liabilities.

SFAS No. 159

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) effective January 1, 2008. The Company did not elect the fair value option for any of its existing financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

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

Note 1.       Summary of Significant Accounting Policies (Continued)

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about a company’s derivative instruments and hedging activities, but does not change the scope of, or accounting under, SFAS No. 133. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. We are evaluating the potential impact of this statement.

Note 2.       Acquisition

On January 31, 2008, the Company acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The purchase price was $23.3 million in cash which the Company borrowed under its revolving line of credit. The acquisition was accounted for as a purchase and the assets acquired have been recorded at their estimated fair values, consisting of $20.8 million of utility plant and $2.5 million of land, based upon preliminary valuations. The Company expects to finalize the purchase price allocation during 2008.

The consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are presented in the table below for the three months ended March 31, 2008 and 2007 as if the acquisition had occurred as of the beginning of each period presented.

	Pro Forma for the
	Three Months Ended
	March 31,
(In thousands)	2008	2007

Total revenues	$51,170	$49,071
Income (loss) from continuing operations	(263)	944
Income (loss) from continuing operations applicable to common stockholders	(269)	938
Net income (loss) applicable to common stockholders	(556)	712

Earnings (loss) per common share:
From continuing operations applicable to common stockholders:
Basic	$(0.01)	$0.04
Diluted	(0.01)	0.04
Net income (loss) applicable to common stockholders:
Basic	(0.02)	0.03
Diluted	(0.02)	0.03

The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred as of the dates indicated or to project the results of operations for any future periods. The above information reflects adjustments for historical revenues and expenses prior to the acquisition, as well as incremental operating, general and administrative, depreciation, interest and income tax expense based on the estimated fair value of assets acquired and additional indebtedness in connection with the acquisition.

Note 3.       Assets Held for Sale

During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas and believes it can consummate the sales during 2008. As a result, the Company has classified the assets and related liabilities as held for sale in the accompanying consolidated balance sheet and the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented. The following tables summarize the financial position and results of operations of these operations included in the condensed consolidated financial statements.

	March 31,	December 31,
(In thousands)	2008	2007

Assets held for sale:
Accounts receivable	$89	$81
Other current assets	168	167
Property, plant and equipment, net	14,708	14,833
Other assets	930	932
Assets held for sale	15,895	16,013

Liabilities related to assets held for sale:
Accounts payable	29	31
Deferred revenue	4,268	4,266
Liabilities related to assets held for sale	4,297	4,297
Net assets held for sale	$11,598	$11,716

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Revenues	$190	$205
Expenses	292	350

Operating loss	(102)	(145)

Other income (expense):
Interest expense	(299)	(216)
Interest income	6	5

Pretax loss	(395)	(356)
Income tax benefit	108	130

Loss from discontinued operations	$(287)	$(226)

In accordance with EITF 87 24, Allocation of Interest to Discontinued Operation (“EITF 87 24”), as amended, interest expense reflects interest on debt that the Company is required to repay as a result of the sale. In addition, and also in accordance with EITF 87 24, costs and expenses exclude the allocation of general corporate overhead.

Note 4.       Long-Term Debt

Long-term debt consists of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(In thousands)	2008	2007

Revolving credit facility	$88,000	$51,000

6.85% convertible subordinated debentures due 2021	12,034	12,053

$ 30 million capital lease facility	4,376	4,582

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	10,844	11,037
5.77% fixed rate term loan due 2022	746	759
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	115	115
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	154	176
Total long-term debt payment obligations	183,079	146,532
Unamortized Monarch term loan fair value adjustments	728	758
Total long-term debt	183,807	147,290
Less current portion of long-term debt	(1,938)	(1,937)
Long-term debt, less current portion	$181,869	$145,353

On February 15, 2008, the Company entered into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California. The credit agreement provides for a $150.0 million revolving credit facility. The Company may elect to increase the amount of the credit facility by an amount not to exceed $75.0 million during the term of the agreement provided certain conditions are met. The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants. Proceeds from the initial $84.5 million borrowing under the credit agreement were used to repay borrowings under the Company’s prior $100.0 million revolving line of credit which was terminated upon repayment at which time unamortized deferred financing costs totaling $268,000 were written off.

The revolving line of credit commitment ends on February 15, 2013 (if not renewed or extended), at which time all borrowings must be repaid. Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. Currently, the applicable margins are 0.750% over the LIBOR rate or 0.25% under the prime rate. The weighted-average annual interest rates on all credit facility borrowings outstanding were 3.85% as of March 31, 2008 and 5.74% as of December 31, 2007.

Note 4.       Long-Term Debt (Continued)

The Company had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under its revolving credit facility as of March 31, 2008, reducing available borrowings under the credit facility to $60.0 million as of that date.

Note 5.       Commitments and Contingencies

Legal Proceedings

New Mexico Utilities, Inc.—Sewer Rates and Return Flow Credits

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

In August 2004, the Water Authority increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases in prior years. The Company believes the increase violates the terms of a written agreement between the parties. Subsequently, the Water Authority also claimed ownership of the return flow credits. The Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Court”), requesting that the Court settle these disputes. In a letter ruling dated May 2, 2007, the Court ruled that the Water Authority could use a new formula to set fees for NMUI. The Company filed a motion for reconsideration and that motion was denied on October 2, 2007. The matter has now been set for trial in the fall of 2008. The Court has not ruled on whether the new rate was appropriate; has made no determination as to any amount NMUI may owe to the Water Authority, or ruled on the ownership of the return flow credits.

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

Although the Company cannot give any assurances as to the ultimate resolution of these matters, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $6.2 million as of March 31, 2008, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements. In addition, should the Court rule against NMUI, the New Mexico Public Regulation Commission has indicated its support of NMUI’s proposal that it be permitted to establish a regulatory asset for any amounts paid, including legal fees and late payment penalties, and recover that asset prospectively through a rate surcharge to its customers. The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

On February 26, 2008, the Company was made aware of a “Claim of Lien” filed by the Water Authority against NMUI in the sum of $5.8 million, allegedly for the amount of delinquent sewer charges at the time of filing. This lien is related to the above described matters currently being litigated in New Mexico State Court.

Note 5.       Commitments and Contingencies (Continued)

New Mexico Utilities, Inc.—Condemnation Proceedings

In addition, on January 19, 2007, the Water Authority and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Court (the “Petition”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company is contesting the Petition and the matter is scheduled for trial in the April 2009. If the Company does not prevail, the Petitioners must pay fair market value for the utility as determined by the Court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that if the Court were to determine the fair market value of NMUI, it would exceed its recorded net book value as of March 31, 2008.

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

The Company received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicates that the Board has conducted an investigation of the operations of a subsidiary of the Company with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary’s status as a contract operator in California. The Company is undertaking its own internal review of the allegations and while, at this time, the Company believes that the summary allegations cannot be substantiated, it cannot currently predict what, if any, actions may be taken by the Board or the effect those actions may have on its financial position, results of operations or cash flows. The Company is working cooperatively with the Board in an effort to favorably resolve this issue. No amounts have been accrued related to any potential fines, penalties or other liabilities.

Note 5.       Commitments and Contingencies (Continued)

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

The Company believes there are convincing arguments for negotiating a reduction in the amounts levied but elected to accrue the $0.7 million maximum amount contemplated by the settlement agreement. The water quality control board has preliminarily agreed that the fines and penalties may be substantially reduced from the amounts originally levied, however, the Company has not received final notice of this action. As a result, $0.7 million remains accrued as of March 31, 2008.

Commitments Under Long-Term Service Contracts

The Company operates a reverse osmosis water treatment plant owned by the Capistrano Valley Water District (“CVWD”) under a twenty-year operating agreement. The agreement contains three guarantees related to the performance of the Company and its subsidiary during the term of the agreement. The agreement provides for the Company to pay liquidated damages in the event it fails to perform for reasons other than those caused by “uncontrollable circumstances,” as such term is defined in the agreement.

During the term of the agreement, the Company may be liable for liquidated damages relating to any lost payments from a financial assistance agreement CVWD has with a state water agency, up to a maximum of $1.4 million per contract year. The Company has also made guarantees to CVWD with respect to the quantity of finished water produced by the facility. In the event the actual number of acre feet of finished water delivered is less than the water delivery guarantee, the Company is required to pay liquidated damages of approximately $600 per acre foot of shortfall, up to a maximum of 15.8 acre feet per day. Finally, the Company has made guarantees with respect to seven measurable finished water quality standards. Liquidated damages for failure to meet these quality standards range from $100 to $400 per day per failed quality standard (up to a maximum of $2,800 per day), depending on the number of violations per contract year. The CVWD has not asserted any claims for liquidated damages pursuant to these guarantees through the date of this report.

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

Water Supply Commitment

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply. The agreement requires the Company to purchase minimum quantities of water annually at a specified price. The price is subject to annual adjustment for production cost increases incurred by the seller. The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold. As of March 31, 2008, the minimum annual purchase commitment is $0.5 million through 2024.

Note 6.       Earnings Per Share

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007

Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(314)	$840
Less preferred stock dividends	(6)	(6)
Income (loss) from continuing operations applicable to common stockholders	(320)	834
Loss from discontinued operations	(287)	(226)
Net income (loss) applicable to common stockholders	$(607)	$608

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,385	23,882
Plus shares issued on assumed exercise of stock options and warrants	—	332
Diluted weighted average common shares outstanding	24,385	24,214

The difference between reported basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares. The Company incurred a loss during the three months ended March 31, 2008. As a result, options to purchase 249,000 shares of common stock are considered antidilutive and therefore are not included in the computation of diluted loss per share for this period.

As described in Note 4, the Company has $12.0 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of March 31, 2008. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares as of March 31, 2008. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 7.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Cash paid during the period for:
Interest	$2,598	$1,801
Income taxes paid (refunded), net	1,546	(724)

Components of cash paid for acquisitions:
Fair value of assets acquired	$23,330	$565
Liabilities assumed	—	(7)
Cash paid for acquisitions	$23,330	$558

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$—	$89
Debentures converted into common stock	19	153

Note 8.       Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company are 5% for the DRIP and 0% for the DSPP as of March 31, 2008. As of March 31, 2008, there are 3.7 million shares authorized for issuance under the plan of which 0.9 million shares remain available for issuance.

Note 9.       Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death. There is only one remaining participant in SERP and that individual has reached retirement age and is not receiving any further increases. The plan measurement date is December 31 of each year. The following table details the components of the net periodic benefit costs:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Service cost	$—	$—
Interest cost	15	16
Amortization of actuarial (gains) losses	(5)	(19)
Amortization of prior service costs	—	22
Net periodic benefit costs	$10	$19

The sole remaining participant in the plan has reached retirement age and the plan provides that no additional benefits accrue upon reaching retirement age.

Note 10.     Segment Information

The Company’s businesses are segmented into two operating groups: the Utility Group and the Services Group. Each segment is a strategic business unit that offers different services. They are managed separately since each business requires different operating and growth strategies. The accounting policies of the segments are described in the summary of significant accounting policies in Note 1 to the audited financial statements included in the Company’s 2007 Form 10-K.

The Utility Group owns and operates public water and wastewater utilities in Alabama, California, Mississippi, New Mexico, Oklahoma and Texas. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. In the regulated utility subsidiaries, the rates that they charge for water and wastewater services are established by state or local regulatory authorities. The service areas in which the Utility Group operates constitute monopolies with allowable rates determined by state or local regulatory agencies.

Note 10.     Segment Information (Continued)

The Services Group operates and manages water and wastewater treatment facilities in ten states, primarily Alabama, California, Colorado, Georgia, Mississippi, New Mexico, South Dakota and Texas, owned by cities, public agencies, municipal utility districts, private entities and investor-owned utilities, including some of the companies in the Utility Group. The Services Group also provides construction and construction management services, certified water and wastewater laboratory testing services, and public works services. The Services Group, while subject to certain environmental standards, is not regulated in its pricing, marketing or rates of return.

The following tables present information about the operations of each segment for the three months ended March 31, 2008 and 2007.

(In thousands)	Utility Group	Services Group(1)	Corporate (2)	Eliminations(3)	Consolidated

Three months ended March 31, 2008:
Revenues:
Unaffiliated customers	$22,341	$27,299	$—	$—	$49,640
Intersegment (1) (3)	—	6,339	—	(5,216)	1,123
Total revenues	22,341	33,638	—	(5,216)	50,763

Expenses:
Operating expenses–unaffiliated customers	13,441	25,910	—	—	39,351
Operating expenses–intersegment (3)	—	5,216	—	(5,216)	—
Selling, general and administrative	2,521	1,652	5,432	—	9,605
Total expenses	15,962	32,778	5,432	(5,216)	48,956

Operating income (loss)	6,379	860	(5,432)	—	1,807

Interest expense	(1,716)	49	(694)	—	(2,361)
Interest income	98	22	2	—	122
Income (loss) from continuing operations before income taxes	$4,761	$931	$(6,124)	$—	$(432)

Three months ended March 31, 2007:
Revenues:
Unaffiliated customers	$20,034	$26,316	$—	$—	$46,350
Intersegment (1) (3)	—	7,220	—	(5,701)	1,519
Total revenues	20,034	33,536	—	(5,701)	47,869
Expenses:
Operating expenses–unaffiliated customers	11,809	24,442	—	—	36,251
Operating expenses–intersegment (3)	—	5,701	—	(5,701)	—
Selling, general and administrative	2,461	2,692	3,377	—	8,530
Total expenses	14,270	32,835	3,377	(5,701)	44,781

Operating income (loss)	5,764	701	(3,377)	—	3,088

Interest expense	(1,278)	(350)	(226)	—	(1,854)
Interest income	4	110	21	—	135
Other income (expense)	(64)	—	15	—	(49)
Income (loss) from continuing operations before income taxes	$4,426	$461	$(3,567)	$—	$1,320

See accompanying notes to the segment information following these tables.

Note 10.     Segment Information (Continued)

Notes

(1)   Some companies in the Services Group provide construction, operations and maintenance services to companies in the Utility Group and recognize a profit on those services. In accordance with SFAS 71, the Company does not eliminate the intersegment profit recognized on these services because the Company believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. The Company does, however, eliminate the Services Group’s revenues from affiliated customers to the extent of its cost. Consequently, Services Group revenues reflected in the condensed consolidated statements of income include intersegment gross profits as follows:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007

Services Group revenues:
From unaffiliated customers	$27,299	$26,316
Intersegment profits	1,123	1,519
Total revenues	$28,422	$27,835

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

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SouthWest Water Company. This MD&A also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should,” “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events, or otherwise.

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

Effects of Inflation

For our Utility Group, recovery for the effects of inflation through higher rates is dependent upon receiving adequate and timely rate increases. For our Service Group, most of our contacts have provisions for rate increases tied to the rate of inflation. However, rate increases are not retroactive and often lag increases in costs caused by inflation. During periods of moderate inflation, as has been experienced in recent years, the effects of inflation have had an impact on our results of operations.

Acquisitions, Assets Held for Sale and Dispositions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Our most recent significant acquisitions, which affect the comparability of the historical financial condition and results of operations described in the MD&A, are:

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

•      a Birmingham, Alabama-based wastewater collection and treatment system servicing approximately 4,100 residential and commercial connections in January 2008.

During 2007, we committed to a plan to sell a wholesale water and wastewater operation in Texas and believe the sale can be consummated during 2008. As a result of this decision, the operation is classified as a discontinued operation in our consolidated financial statements and the discussion below reflects only continuing operations for all periods.

New Mexico Eminent Domain Condemnation Proceedings

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to  customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. We believe we have defenses to the Action which we intend to vigorously assert. If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that if the Court were to determine the fair market value of NMUI, it would exceed its recorded net book value as of March 31, 2008. For additional information on this matter, see Note 5 to the condensed consolidated financial statements included in this report.

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

The Utility Group growth strategy focuses on strategically located acquisitions, organic customer growth and actively managed rate proceedings. We look to acquire strategic utilities located within our geographic footprint, thereby expanding our presence in a region and gaining economies of scale. We also look to acquire utilities in population growth areas. Historically, our utilities in population growth areas experience new development in their service areas which generates organic growth through increased customer connections. To achieve and maintain a reasonable rate of return on investments in our capital assets, we manage rate proceedings through our relationships with public utility commissions.

The Services Group growth strategy focuses on expanding our client base, making strategic acquisitions and providing peripheral services such as construction of infrastructure, billing and collection services, customer care/call centers, meter replacement and laboratory analysis of water and wastewater samples. By pursuing new operations and maintenance contracts with cities, municipalities and private owners of water and wastewater utilities within our geographic footprint, we expand our presence in a region and gain economies of scale. We look to expand the scope of our contracts with current clients by adding additional services such as billing and collections and providing capital improvement project management services. An opportunity unique to our business model is that it includes an integrated strategy in which the Services Group provides construction and operation and maintenance services to our Utility Group. This provides us with economies of scale. We also continue to pursue acquisitions of small, strategic service companies that expand our geographic presence and give us knowledge of the region’s water and wastewater needs. This local knowledge positions us for growth both in the service as well as the utility side of the business as municipalities look to form public/private partnerships or to sell their utility assets. This was demonstrated in March 2005 by our acquisition of Novus Utilities, a contract operations business in Alabama which gave us local knowledge and relationships in the region. This positioning in turn led to the acquisition of three wastewater utilities, one in September 2005, a second in November 2007 and the third in January 2008.

RESULTS OF OPERATIONS

Change in Presentation

Effective January 1, 2008, we launched the first phase of our financial reporting reengineering process by implementing a fully integrated financial module throughout the entire company. As a result, the methodology of capturing and reporting operating versus general and administrative expenses as well as the classification of expenses between business segments has changed. As permitted by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year amounts have not been reclassified to conform to the 2008 presentation because the information is not available and the cost to develop it would be excessive.

Reclassifications have also been made to prior year’s financial statement presentation with respect to a component of the business we are holding for sale as a discontinued operation.

Three months ended March 31, 2008 Compared to 2007

Revenues. Revenues increased $2.9 million, or 6.0%, to $50.8 million for the quarter ended March 31, 2008 from $47.9 million for the same period during the prior year. By segment, revenues changed as follows:

	Three Months Ended			Percent of Revenues
	March 31,		Increase
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$22,341	$20,034	$2,307	44.0%	41.9%
Services Group	28,422	27,835	587	56.0%	58.1%
Total	$50,763	$47,869	$2,894	100.0%	100.0%

Utility Group. Revenues increased $2.3 million, or 11.5%, to $22.3 million for the quarter ended March 31, 2008, from $20.0 million for the same period during the prior year. The increase was primarily due to the following:

•      a $1.8 million increase primarily resulting from a fourth quarter 2007 interim rate increase at one of our Texas utilities; and

•      a $1.0 million increase at our Alabama utilities primarily resulting from the first quarter, 2008 acquisition of a wastewater treatment plant in the Birmingham, Alabama area; and

•      a $0.4 million increase resulting from utility acquisitions in San Antonio, Texas and northern Mississippi in 2007; offset by

•      a $0.9 million decrease at our California utility related to lower consumption as a result of wetter weather compared to the prior year.

Services Group. Revenues increased $0.6 million, or 2.1%, to $28.4 million for the quarter ended March 31, 2008 from $27.8 million for the same period during the prior year. The increase in revenues was primarily due to the following:

	Three Months Ended
	March 31,		Increase	Percent of Revenues
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Revenues from unaffiliated customers	$27,299	$26,316	$983	81.2%	78.5%
Intersegment revenues	6,339	7,220	(881)	18.8%	21.5%
Total revenues	33,638	33,536	102	100.0%	100.0%
Intersegment cost eliminations	(5,216)	(5,701)	485
Total	$28,422	$27,835	$587

Revenues from unaffiliated customers increased $1.0 million, or 3.7%, to $27.3 million for the quarter ended March 31, 2008 from $26.3 million for the same period during the prior year. The increase in revenues was primarily due to increased business activity combined with our ongoing efforts to review our contracts and increase prices.

Intersegment revenues from our Utility Group decreased by $0.9 million, or 12.2%, to $6.3 million for the quarter ended March 31, 2008 from $7.2 million for the same period during the prior year. The decrease in revenues resulted from a decrease in construction projects in part due to a slow down in housing construction, and less project work performed by our Services Group on behalf of our utilities in New Mexico and Texas.  This was offset by increased activity at our Alabama operations related to the first quarter, 2008 acquisition of a wastewater treatment plant in Birmingham, Alabama.

Direct Operating Expenses. Direct operating expenses increased $3.1 million, or 8.6%, to $39.4 million for the quarter ended March 31, 2008 from $36.3 million for the same period during the prior year as follows:

	Three Months Ended			Percent of Revenues (1)
	March 31,		Increase
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$13,441	$11,809	$1,632	60.2%	58.9%
Services Group	25,910	24,442	1,468	91.2%	87.8%
Total	$39,351	$36,251	$3,100	77.5%	75.7%

(1)   Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues. Total direct operating expenses are computed as a percentage of total revenues.

Utility Group. Direct operating expenses increased $1.6 million, or 13.8%, to $13.4 million for the quarter ended March 31, 2008, from $11.8 million for the same period during the prior year. The increase in direct operating expenses was primarily due to the following:

•      a $0.8 million increase at our Alabama utilities primarily resulting from the first quarter 2008 acquisition of a wastewater treatment plant in the Birmingham, Alabama area;

•      a $0.8 million increase at our Texas and New Mexico utilities in depreciation expense, contract operation fees, and sewage treatment expenses as well as costs associated with improving our information technology support to provide better customer service; and

•      a $0.2 million increase in expenses resulting from our San Antonio, Texas and northern Mississippi utility acquisitions; offset by

•      a $0.2 million decrease in costs at our California utility principally resulting from decreased consumption offset by higher production-related costs.

Direct operating expenses were 60.2% and 58.9% of related revenues for the quarter ended March 31, 2008 and 2007, respectively.

Services Group. Direct operating expenses increased $1.5 million, or 6.0%, to $25.9 million for the quarter ended March 31, 2008 from $24.4 million for the same period during the prior year. The increase in direct operating expenses was due to the following:

•      a $1.0 million increase related to the change in methodology of capturing direct operating versus selling, general and administrative expenses; and

•      a $0.5 million increase in direct costs associated with increased business activity.

Direct operating expenses as a percentage of the related revenues increased 3.4% to 91.2% for the quarter ended March 31, 2008 compared to 87.8% for the same period during the prior year.

Gross Profit. Gross profit, which we define as the difference between revenues and the related direct operating expenses, decreased $0.2 million, or 1.8%, to $11.4 million for the quarter ended March 31, 2008 from $11.6 million for the same period during the prior year as follows:

	Three Months Ended			Percent of Revenues (1)
	March 31,		Increase
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$8,900	$8,225	$675	39.8%	41.1%
Services Group	2,512	3,393	(881)	8.8%	12.2%
Total	$11,412	$11,618	$(206)	22.5%	24.3%

(1)   Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group. Gross profit was 39.8% and 41.1% of related revenues for the quarter ended March 31, 2008 and 2007, respectively.

Services Group. Gross profit for the quarter ended March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended
	March 31,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Gross profit on sales to:
Unaffiliated customers	$1,389	$1,874	$(485)	5.1%	7.1%
Affiliated customers (intersegment)	1,123	1,519	(396)	17.7%	21.0%
Total	$2,512	$3,393	$(881)	7.5%	10.1%

(1)   Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $0.5 million, or 25.9%, to $1.4 million for the quarter ended March 31, 2008 from $1.9 million for the same period during the prior year. Gross profit as a percent of revenues for 2008 decreased to 5.1% compared to 7.1% for the same period for the prior year primarily due to the change in methodology of capturing direct operating versus selling, general and administrative expense.

Services Group gross profit on revenues from our Utility Group decreased by $0.4 million, or 26.1% to $1.1 million for the quarter ended March 31, 2008 from $1.5 million for the same period during the prior year. The decrease is related to a slow down in construction work performed for our Texas utilities, offset by an increase in contract operations work related to the Alabama wastewater facility purchased during the first quarter of 2008.

The Services Group supports three distinctly different customer bases; Texas Municipal Utility Districts or MUD’s, municipal clients through operations and maintenance contracts, and SouthWest Water’s own Utility Group. We want to accelerate our performance improvements and therefore we have refocused this Group in 2008 along these business lines to better serve the unique demands of each customer base, to focus our business development efforts for each market and to eliminate structural redundancies that may exist today.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 12.6%, to $9.6 million for the quarter ended March 31, 2008 compared to $8.5 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$2,521	$2,461	$60	11.3%	12.3%
Services Group	1,652	2,692	(1,040)	5.8%	9.7%
Corporate	5,432	3,377	2,055	—	—
Total	$9,605	$8,530	$1,075	18.9%	17.8%

(1)   Utility Group and Services Group expenses are computed as a percent of their respective revenues. Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues. That being said, we have implemented a new financial system, and re-evaluated the way we allocate our SG&A expenses. This re-evaluation primarily affected the Services Group by lowering its SG&A costs and increasing its Operating expenses. The Utility Group and Corporate SG&A expenses were not significantly affected by this re-evaluation.

Corporate expenses increased $2.0 million to $5.4 million for the period ending March 31, 2008 compared to $3.4 million for the same period in the prior year primarily as a result of $0.8 million increase in costs incurred related to our Cornerstone project, which commenced during the second quarter of 2007; $0.7 million increase in professional fees associated with evaluating a strategic business opportunity that did not materialize, in part, because of changes in the market conditions; and $0.3 million of other temporary increases associated with business process reengineering projects.

The Cornerstone project is a company-wide initiative to reengineer our business processes and integrate our information systems onto a single platform across the entire company utilizing state-of-the-art systems and technology. Our existing systems are standalone legacy systems that were in place when we acquired many of our companies. These individual standalone systems are costly to operate and maintain and make the consolidation and sharing of data between the various platforms labor-intensive and time-consuming. The financial module of the integrated platform became operational on January 1, 2008 and is performing as expected.

We are investing in this new technology to enable us to gather and disseminate information on a more timely basis at reduced costs thereby improving customer service and enhancing operational efficiencies. Although expenditures related to the information technology hardware and software portions of this initiative are capitalized, certain costs are expensed as incurred. We expect we will be able to recover a portion of our Cornerstone investment through the rates charged by our owned utility companies due to the customer service enhancements and we also believe the rest of the investment will result in cost savings in the Services Group, resulting in improved margins.

Other Income (Expense). Other expenses increased $0.5 million, or 26.6% to $2.2 million for the quarter ended March 31, 2008, compared to $1.8 million for the same period during the prior year as follows:

			(Increase)
(In thousands)	2008	2007	Decrease

Interest expense	$(2,361)	$(1,854)	$(507)
Interest income	122	135	(13)
Other, net	0	(49)	49
Total	$(2,239)	$(1,768)	$(471)

Interest Expense. Interest expense increased by $0.5 million, or 27.3% to $2.4 million for the quarter ended March 31, 2008 from $1.9 million compared to the same period during the prior year. The major components of interest expense were as follows:

(In thousands)	2008	2007	Change

Mortgage bonds and bank term loans	$1,217	$1,190	$27
Revolving lines of credit	936	660	276
Convertible subordinated debentures	204	215	(11)
Other indebtedness and deferred financing cost amortization	163	197	(34)
Total interest incurred	2,520	2,262	258
Write-off of unamortized financing costs in connection with refinancing	268	—	268
Less capitalized interest	(128)	(192)	64
Less interest related to discontinued operations	(299)	(216)	(83)
Total interest expense	$2,361	$1,854	$507

The increase in revolving line of credit interest is caused by higher borrowing levels related to financing capital spending in 2007 and 2008, including the capital and expense portions of our Cornerstone project, and the first quarter 2008 $23.3 million acquisition of the Alabama wastewater treatment facility. The write-off of unamortized deferred financing costs is associated with our $100.0 million revolving credit facility we refinanced with a new $150.0 million facility in the first quarter of 2008. The average balance of interest-bearing debt outstanding increased to $165.5 million during the quarter ended March 31, 2008 compared to $133.6 million for the prior year.

The weighted average annual interest rate on total borrowings was approximately 6.0% for the quarter ended March 31, 2008 and 6.5% for the same period in the prior year.

Interest Income. Interest income was constant at $0.1 million for the quarters ended March 31, 2008 and 2007.

Provision for Income Taxes. Our effective consolidated income tax rate on combined continuing and discontinued operations was 27% for the quarter ended March 31, 2008 compared to 36% for 2007. In 2008, we reported a consolidated pre-tax loss. The lower effective rate in 2008 is caused by state income taxes reducing the expected overall income tax benefit at a more normalized 36% to 37% effective rate.

Loss from Discontinued Operations. Loss from discontinued operations, net of tax, which pertains to our wholesale water and wastewater business we elected to sell, was $0.3 million for the quarter ended March 31, 2008, compared to $0.2 million for the same period during the prior year.

ACCOUNTING PRONOUNCEMENTS ADOPTED DURING 2008

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

We adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. The Company is currently assessing the potential effect of SFAS No. 157 on all non-financial assets and liabilities.

SFAS No. 159

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) effective January 1, 2008. We did not elect the fair value option for any of our existing financial assets and liabilities. The adoption of this statement did not have a material impact on the consolidated results of operations or consolidated financial position.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other specified items at fair value. This statement is effective for our fiscal year beginning January 1, 2008 and will be applied prospectively. We believe the adoption of this new statement will not have a material impact on our consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We are evaluating the impact of this standard and currently do not expect it to have a significant impact on our financial position, results of operations or cash flows.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about a company’s derivative instruments and hedging activities, but does not change the scope of, or accounting under, SFAS No. 133. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for our fiscal year beginning January 1, 2009. We are evaluating the potential impact of this statement.

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

Our statements of cash flows are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007	Change

Net cash provided by (used in):
Continuing operations:
Operating activities	$(5,144)	$(454)	$(4,690)
Investing activities	(31,281)	(8,602)	(22,679)
Financing activities	35,856	8,735	27,121
Total continuing operations	(569)	(321)	(248)
Discontinued operations:
Operating activities	(165)	(643)	478
Investing activities	—	(317)	317
Total discontinued operations	(165)	(960)	795
Increase (decrease) in cash and cash equivalents	$(734)	$(1,281)	$547

Cash Flows From Operating Activities of Continuing Operations. Net cash used in operating activities was $5.1 million for the three months ended March 31, 2008 versus $0.5 million for the same period last year. Operational aspects of our businesses that affected working capital in 2008 versus 2007 are highlighted below:

•                  increased level of vendor payments in 2008 for goods and services received during the fourth quarter of 2007; and

•                  an increase in receivables as a result of increased revenues generated by our Texas utilities due, in part, to rate increases.

Cash Flows From Investing Activities of Continuing Operations. Cash used in investing activities totaled $31.3 million for the three months ended March 31, 2008 compared to $8.6 million for the same period during the prior year as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007	Change

Cash flows (used in) provided by investing activities:
Acquisition of businesses, net of cash acquired	$(23,330)	$(558)	$(22,772)
Additions to property, plant and equipment	(7,960)	(8,077)	117
Proceeds from sales of equipment	9	33	(24)
Net cash used in investing activities	$(31,281)	$(8,602)	$(22,679)

The principal reason for the increase was the January 2008 acquisition of a Birmingham, Alabama wastewater collection system and treatment plant for $23.3 million in cash. The following table summarizes additions to property, plant and equipment additions for 2008 and 2007.

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Company-financed additions	$6,938	$6,727
Capital improvement reimbursements	514	865
Cash contributions received in aid of construction	508	485
Total cash additions to property, plant and equipment	7,960	8,077
Non-cash contributions in aid of construction	—	89
Total additions to property, plant and equipment	$7,960	$8,166

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our California, Texas and New Mexico utilities and, in 2008, include $1.9 million of expenditures related to our Cornerstone project. Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.

In 2008, we expect to spend approximately $29.2 million on cash additions, principally within our Utility Group, expect to receive $0.4 million of CIAC, and expect to finance an additional $14.0 million of Cornerstone-related expenditures with our capital lease facility resulting in total expected additions to property, plant and equipment of approximately $43.6 million.

Cash Flows From Financing Activities of Continuing Operations. During the three months ended March 31, 2008, we financed our growth through a broad range of capital initiatives:

•                  borrowed $37.0 million under our revolving line of credit;

•                  received $1.0 million of capital improvement reimbursements and contributions in aid of construction; and

•                  received $0.8 million of proceeds from our share-based equity incentive plans and stock purchase plans.

Revolving line of borrowings were primarily used to fund our investing activities and, to a lesser extent, to fund operations. Additional borrowing availability under our revolving credit facility was $60.0 million as of March 31, 2008.

During the three months ended March 31, 2008, we paid dividends totaling $1.4 million and our quarterly dividend rate is currently $0.06 per common share.

In February 2008, we entered into a new credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California. The credit agreement provides for a $150.0 million revolving credit facility. We may elect to increase the amount of the credit facility by an amount not to exceed $75.0 million during the term of the agreement provided certain conditions are met. The new credit agreement is more fully described in Note 4 to the condensed consolidated financial statements included in this report.

The new revolving line of credit commitment ends on February 15, 2013 and our $100.0 million credit facility was cancelled upon repayment with an initial borrowing under the $150.0 million facility.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2008, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
		Remainder	2009	2011	2013
		of	and	and	and
(In thousands)	Total	2008	2010	2012	Beyond

Long-term debt (1):
Bank line of credit (2)	$88,000	$—	$—	$—	$88,000
Mortgage bonds (3)	45,000	—	—	—	45,000
Bank term loans (4)	31,590	617	1,646	1,645	27,682
Convertible subordinated debentures (5)	12,034	—	—	—	12,034
Capital lease obligations (6)	4,376	631	1,790	1,955	—
Economic development revenue bonds (7)	1,925	115	245	280	1,285
Notes payable and other (8)	154	140	14	—	—
Total long-term debt	183,079	1,503	3,695	3,880	174,001

Repayment of advances for construction (9)	10,297	957	1,366	864	7,110
Water purchase commitment (10)	7,512	345	920	920	5,327
Operating lease obligations	29,278	5,096	9,514	5,207	9,461
Total obligations as of March 31, 2008 (11)	$230,166	$7,901	$15,495	$10,871	$195,899

(1)          Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the condensed consolidated financial statements included in this report and in our 2007 Annual Report on Form 10-K.

(2)          The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 3.85% as of March 31, 2008.

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

(8)          Interest is payable either monthly or quarterly at rates ranging from 5.0% to 8.0% per year.

(9)          Advances for construction are non-interest bearing.

(10)    Reflects the minimum annual contractual commitment to purchase water through 2024. The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.

(11)    Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock currently outstanding. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2008, we had $24.8 million of working capital and $5.1 million of operating lease obligations payable during the remainder of 2008. As of March 31, 2008, we also had $60.0 million of additional borrowings available under our line of credit facility, which expires on February 15, 2013. In addition to our line of credit, we also have $25.4 million of capital available under our $30.0 million capital lease facility. Our California and New Mexico mortgage bond indentures also permit the issuance of an additional $92.1 million of first mortgage bonds as of March 31, 2008. However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations. Dividends have averaged $4.2 million to $5.2 million per year and are less than the aggregate cumulative dividend restriction threshold by $50.6 million as of March 31, 2008. We were in compliance with all loan agreement covenants during the three months ended March 31, 2008.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($60.0 million of which was available as of March 31, 2008 and expires on February 15, 2013) and $25.4 million available under our capital lease facility will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months. However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

We operate a reverse osmosis water treatment plant owned by the Capistrano Valley Water District (“CVWD”) under a twenty-year operating agreement. The agreement contains three guarantees related to our performance during the term of the agreement. The agreement provides for us to pay liquidated damages in the event we fail to perform for reasons other than those caused by “uncontrollable circumstances,” as such term is defined in the agreement.

During the term of the agreement, we may be liable for liquidated damages relating to any lost payments from a financial assistance agreement CVWD has with a state water agency, up to a maximum of $1.4 million per contract year. We have also made guarantees to CVWD with respect to the quantity of finished water produced by the facility. In the event the actual number of acre feet of finished water delivered is less than the water delivery guarantee, we are required to pay liquidated damages of approximately $600 per acre foot of shortfall, up to a maximum of 15.8 acre feet per day. Finally, we have made guarantees with respect to seven measurable finished water quality standards. Liquidated damages for failure to meet these quality standards range from $100 to $400 per day per failed quality standard (up to a maximum of $2,800 per day), depending on the number of violations per contract year. The CVWD has not asserted any claims for liquidated damages pursuant to these guarantees through the date of this report.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2008, we had $183.8 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $88.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 3.85% as of March 31, 2008. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.9 million per year.

Our fixed-rate debt, which has a carrying value of $95.8 million, has a fair value of $97.9 million as of March 31, 2008. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% as of March 31, 2008. A hypothetical ten percent decrease in annual interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $5.8 million.

We do not use derivative financial instruments to manage or reduce these risks although we may do so in the future. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.                  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were changes, as described below, in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2008, we implemented a series of Oracle financial modules, including a new general ledger and chart of accounts as well as a new accounts payable system and new consolidations and financial reports. The implementation of these ERP modules resulted in changes to our financial reporting controls and procedures, with such changes being identified during the design and implementation of the modules. Therefore, as appropriate, we are modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Information required by this Item 1 is contained in Note 5 to the condensed consolidated financial statements, Part I, Item 1 of this report, under the captions “Legal Proceedings” and “Investigations.” The text under those captions is incorporated by reference into this Item 1.

ITEM 1A.               RISK FACTORS

There have been no material changes in our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Capital Market Transactions

Because of a late Form 8-K filing, we will loose our eligibility to use Form S-3 Registration Statements to register securities which, in turn, will adversely affect our ability to access capital markets to finance our capital requirements for the next twelve months. We may also be required to suspend our Dividend Reinvestment and Direct Stock Purchase Plans for a period of time.

We were unable to timely file a Current Report on Form 8-K (the “Form 8-K”) related to our January 2008 acquisition of the assets of a sewer system and related wastewater treatment plant (commonly referred to as the “Riverview System”). This failure was due to our inability to provide the audited financial statements for the Riverview System required by the Securities Exchange Act of 1934 (the “Exchange Act”). The independent accountants we retained to perform the audit were unable to express an opinion of the historical cost of the assets acquired because the prior owners did not retain sufficient historical transactional records to support the recorded values. We have been in contact with the Securities and Exchange Commission (“SEC”) and plan to file the required Form 8-K with alternate audited financial information, per our discussions with the SEC, by the end of May 2008.

The late filing of the Form 8-K has adversely affected our eligibility to use Registration Statements on Form S-3 for registration of our securities with the SEC. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of our inability to use Form S-3, we will have to meet more demanding requirements to register additional securities, which will make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could also be narrowed. It is also likely we will be required to suspend our Dividend Reinvestment and Direct Stock Purchase Plans after the filing of our 2008 Form 10-K until we regain Form S-3 eligibility twelve months after the filing of the Form 8-K because we will not be in a position to file a registration statement covering those shares prior to regaining Form S-3 eligibility.

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: May 12, 2008	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer