Form 10-Q
period 2008-06-30
SOUTHWEST WATER CO
filed 2008-08-11
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008

Common Stock, $.01 par value per share	24,592,039 shares

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SouthWest Water Company:

We have reviewed the accompanying condensed consolidated balance sheet of SouthWest Water Company and its subsidiaries as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and the related condensed consolidated changes in stockholders’ equity and cash flows for the six-month period ended June 30, 2008. This interim financial information is the responsibility of the Company’s management.

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

/s/  PricewaterhouseCoopers LLP

Los Angeles, California

August 11, 2008

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(In thousands)	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$3,883	$2,950
Accounts receivable, net	30,180	26,005
Assets held for sale	13,655	16,013
Other current assets	17,122	16,617
Total current assets	64,840	61,585

Property, Plant and Equipment, Net:
Regulated utilities	428,091	399,146
Non-regulated operations	21,155	18,757
Total property, plant and equipment, net	449,246	417,903

Other Assets:
Goodwill	17,349	17,349
Intangible assets	2,325	2,539
Other assets	16,036	17,033
	$549,796	$516,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,097	$14,930
Liabilities related to assets held for sale	4,456	4,297
Current portion of long-term debt	1,927	1,937
Other current liabilities	21,125	25,020
Total current liabilities	35,605	46,184

Other Liabilities and Deferred Credits:
Long-term debt	191,414	145,353
Deferred income taxes	28,331	28,102
Advances for construction	12,824	9,210
Contributions in aid of construction	110,700	115,442
Other liabilities and deferred credits	13,727	12,924

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	245	243
Additional paid-in capital	147,418	145,072
Retained earnings	8,995	13,336
Accumulated other comprehensive income	79	85
Total stockholders’ equity	157,195	159,194
	$549,796	$516,409

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Revenues:
Utility Group	$27,484	$23,554	$49,825	$43,588
Services Group	29,582	31,342	58,004	59,177
Total revenues	57,066	54,896	107,829	102,765

Expenses:
Utility Group operating expenses	15,746	13,207	29,187	25,016
Services Group operating expenses	28,833	26,730	54,743	51,172
Selling, general and administrative expenses	9,113	9,311	18,718	17,841
Total expenses	53,692	49,248	102,648	94,029

Operating income	3,374	5,648	5,181	8,736

Other income (expense):
Interest expense	(2,042)	(1,885)	(4,403)	(3,739)
Interest income	128	50	250	185
Other, net	4	(12)	4	(61)

Income from continuing operations before income taxes	1,464	3,801	1,032	5,121
Provision for income taxes	573	1,380	455	1,860

Income from continuing operations	891	2,421	577	3,261

Loss from discontinued operations, net of tax	(1,678)	(198)	(1,965)	(424)

Net income (loss)	(787)	2,223	(1,388)	2,837

Preferred stock dividends	(6)	(6)	(12)	(12)

Net income (loss) applicable to common stockholders	$(793)	$2,217	$(1,400)	$2,825

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.04	$0.10	$0.02	$0.14
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.02)
Net income (loss) applicable to common stockholders	$(0.03)	$0.09	$(0.06)	$0.12
Diluted:
Income from continuing operations	$0.04	$0.10	$0.02	$0.13
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.01)
Net income (loss) applicable to common stockholders	$(0.03)	$0.09	$(0.06)	$0.12

Weighted average common shares outstanding:
Basic	24,507	24,100	24,444	23,992
Diluted	24,711	24,386	24,666	24,301

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Compre-	Total
	Number of		Number of		Paid-in	Retained	hensive	Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2007	9	$458	24,268	$243	$145,072	$13,336	$85	$159,194

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(1,388)	—	(1,388)
Other comprehensive income, net of tax:
Amortization of actuarial net gain	—	—	—	—	—	—	(6)	(6)
Comprehensive income (loss)								(1,394)

Stock issuance under dividend reinvestment and stock purchase plans	—	—	127	1	1,426	—	—	1,427
Proceeds from stock options exercised	—	—	48	—	335	—	—	335
Stock options tax benefit adjustment	—	—	—	—	(40)	—	—	(40)
Share-based compensation expense	—	—	114	1	612	—	—	613
Debenture conversions	—	—	1	—	13	—	—	13
Cash dividends declared:
Preferred stock ($1.3125 per share)	—	—	—	—	—	(12)	—	(12)
Common stock ($0.12 per share)	—	—	—	—	—	(2,941)	—	(2,941)

Balance at June 30, 2008	9	$458	24,558	$245	$147,418	$8,995	$79	$157,195

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,388)	$2,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	1,965	424
Depreciation and amortization	7,201	5,906
Deferred income taxes	234	1,596
Share-based compensation expense	613	863
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,176)	(1,831)
Other current assets	782	3,044
Other assets	(2,443)	(387)
Accounts payable	(7,055)	(3,576)
Other current liabilities	(1,276)	59
Other liabilities	46	(1,120)
Other, net	(278)	(26)
Net cash provided by (used in) operating activities	(5,775)	7,789

Cash flows from investing activities of continuing operations:
Acquisitions of businesses, net of cash acquired	(23,330)	(6,547)
Additions to property, plant and equipment	(16,129)	(18,548)
Proceeds from sales of equipment	179	41
Net cash used in investing activities	(39,280)	(25,054)

Cash flows from financing activities of continuing operations:
Revolving lines of credit:
Borrowings	131,500	16,000
Repayment of $100 million revolving line of credit	(84,500)	—
Capital improvement reimbursements	1,854	1,628
Proceeds from stock option and stock purchase plans	1,762	2,186
Contributions in aid of construction	363	556
Dividends paid	(2,953)	(2,789)
Repayment of advances for construction	(1,140)	(356)
Payments on long-term debt	(873)	(1,042)
Deferred financing costs	(532)	(5)
Stock option tax benefit adjustment	(40)	394
Net cash provided by financing activities	45,441	16,572

Cash flows from discontinued operations:
Operating activities	575	(392)
Investing activities	(28)	(317)
Financing activities	—	—
Net cash provided by (used in) discontinued operations	547	(709)

Net change in cash and cash equivalents	933	(1,402)
Cash and cash equivalents at beginning of year	2,950	4,294
Cash and cash equivalents at end of period	$3,883	$2,892

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.       Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements are unaudited. SouthWest Water Company (the “Company”) believes the interim financial statements are presented on a basis consistent with the audited financial statements for the year ended December 31, 2007 and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. All of these adjustments are normal recurring adjustments.

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

The condensed consolidated financial statements as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 11, 2008) is included on page 1 on this report. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Note 1.       Summary of Significant Accounting Policies (Continued)

Accounting Pronouncement Adopted During 2008

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and the adoption did not have a material impact on the Company’s consolidated results of operations or financial position. The Company is currently assessing the potential effect of SFAS No. 157 on all non-financial assets and liabilities.

SFAS No. 159

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) effective January 1, 2008. The Company did not elect the fair value option for any of its existing financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial position.

EITF 06-11

The Company adopted EITF Issue No. 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11) effective January 1, 2008. EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Recent Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also requires that transaction costs be expensed as incurred. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for the Company’s fiscal year beginning January 1, 2009. Upon adoption, this standard will not have a material impact on our consolidated financial position and results of operations. However, if the Company consummates any business combinations after the adoption of SFAS No. 141(R), the transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under existing GAAP requirements, due to the changes described above.

Note 1.       Summary of Significant Accounting Policies (Continued)

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. The Company is required to adopt the new standard for its fiscal year beginning January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about a company’s derivative instruments and hedging activities, but does not change the scope of, or accounting under, SFAS No. 133. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. Adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

FSP No. 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company’s fiscal years beginning January 1, 2009. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

FSP No. EITF 03-6-1

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for the Company’s fiscal year beginning January 1, 2009. All prior period earnings per share data must be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company is currently assessing the impact of FSP EITF 03-6-1 on its computation of earnings per share however; it currently believes the impact will not be material.

Note 1.       Summary of Significant Accounting Policies (Continued)

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

EITF 08-3

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

Note 2.       Acquisition

On January 31, 2008, the Company acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The purchase price was $23.3 million in cash which the Company borrowed under its revolving line of credit. The acquisition was accounted for as a purchase and the assets acquired have been recorded at their estimated fair values, consisting of $20.8 million of utility plant and $2.5 million of land, based upon preliminary valuations. The Company expects to finalize the valuations and purchase price allocation during 2008.

The consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are presented in the table below for the three months and six months ended June 30, 2008 and 2007 as if the acquisition had occurred as of the beginning of each period presented.

	Unaudited Pro Forma for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Total revenues	$57,066	$56,269	$108,236	$105,340
Income from continuing operations	891	2,597	628	3,541
Income from continuing operations applicable to common stockholders	885	2,591	616	3,529
Net income (loss) applicable to common stockholders	(793)	2,393	(1,349)	3,105
Earnings (loss) per common share:
From continuing operations applicable to common stockholders:
Basic	$0.04	$0.11	$0.03	$0.15
Diluted	0.04	0.11	0.02	0.15
Net income (loss) applicable to common stockholders:
Basic	(0.03)	0.10	(0.06)	0.13
Diluted	(0.03)	0.10	(0.05)	0.13

Note 2.       Acquisition (Continued)

The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred as of the dates indicated or the results of operations for any future periods. The above information reflects adjustments for historical revenues and expenses prior to the acquisition, as well as incremental operating, general and administrative, depreciation, interest and income tax expense based on the estimated fair value of assets acquired and additional indebtedness in connection with the acquisition.

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

	June 30,	December 31,
(In thousands)	2008	2007
Assets held for sale:
Accounts receivable	$205	$81
Other current assets	168	167
Property, plant and equipment, net	12,354	14,833
Other assets	928	932
Assets held for sale	13,655	16,013

Liabilities related to assets held for sale:
Accounts payable	91	31
Deferred revenue	4,365	4,266
Liabilities related to assets held for sale	4,456	4,297
Net assets held for sale	$9,199	$11,716

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Revenues	$174	$79	$364	$284
Expenses:
Operating expenses	34	180	326	530
Impairment of long-lived assets	2,507	—	2,507	—
Total expenses	2,541	180	2,833	530

Operating loss	(2,367)	(101)	(2,469)	(246)

Other income (expense):
Interest expense	(303)	(239)	(602)	(455)
Interest income	5	26	11	31

Pretax loss	(2,665)	(314)	(3,060)	(670)
Income tax benefit	987	116	1,095	246

Loss from discontinued operations	$(1,678)	$(198)	$(1,965)	$(424)

Note 3.       Assets Held for Sale (Continued)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In 2007, the Company determined that the carrying value of the assets may not be recoverable through the sales process and, as a result, recorded impairment charges aggregating $3.4 million to reduce the carrying value of the long-lived assets to expected realizable value. As negotiations with prospective buyers have progressed, the Company determined during the second quarter of 2008 that an additional $2.5 million impairment charge was necessary to further reduce the carrying value of the long-lived assets to expected realizable value. Included in the additional charge is $0.6 million ($0.4 million net of tax) pertaining to an error made when the initial writedown was calculated in the fourth quarter of 2007. We have evaluated the error in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 99, Materiality, and have determined the error is not material to any period.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operation (“EITF 87 24”), as amended, interest expense reflects interest on debt that the Company is required to repay as a result of the sale. In addition, and also in accordance with EITF 87-24, costs and expenses exclude the allocation of general corporate overhead.

Note 4.       Long-Term Debt

Long-term debt consists of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(In thousands)	2008	2007

Revolving credit facility	$98,000	$51,000

6.85% convertible subordinated debentures due 2021	12,034	12,053

$30 million capital lease facility	4,168	4,582

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	10,652	11,037
5.77% fixed rate term loan due 2022	732	759
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	115	115
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	134	176
Total long-term debt payment obligations	192,645	146,532
Unamortized Monarch term loan fair value adjustments	696	758
Total long-term debt	193,341	147,290
Less current portion of long-term debt	(1,927)	(1,937)
Long-term debt, less current portion	$191,414	$145,353

Note 4.       Long-Term Debt (Continued)

On February 15, 2008, the Company entered into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California. The credit agreement provides for a $150.0 million revolving credit facility. The Company may elect to increase the amount of the credit facility by an amount not to exceed $75.0 million during the term of the agreement provided certain conditions are met. The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants. Proceeds from the initial $84.5 million borrowing under the credit agreement were used to repay borrowings under the Company’s prior $100.0 million revolving line of credit. The prior agreement was terminated upon repayment at which time $0.3 million of unamortized deferred financing costs were written off.

The revolving line of credit commitment ends on February 15, 2013 (if not renewed or extended), at which time all borrowings must be repaid. Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. Currently, the applicable margins are 0.750% over the LIBOR rate or 0.25% under the prime rate. The weighted-average annual interest rates on all credit facility borrowings outstanding were 3.34% as of June 30, 2008 and 5.74% as of December 31, 2007.

The Company had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under its revolving credit facility as of June 30, 2008, reducing available borrowings under the credit facility to $50.0 million as of that date.

Note 5.       Commitments and Contingencies

Legal Proceedings

New Mexico Utilities, Inc.—Sewer Rates and Return Flow Credits

New Mexico Utilities, Inc. (“NMUI”), one of the Company’s wholly-owned regulated utilities, has an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the “ABCWUA”), whereby the ABCWUA treats the effluent from NMUI’s wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits. Return flow credits supplement NMUI’s existing water rights, enabling it to pump additional water from the basin.

In August 2004, the ABCWUA increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases in prior years. The Company believes the increase violates the terms of a written agreement between the parties. Subsequently, the ABCWUA also claimed ownership of the return flow credits. The Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Court”), requesting that the Court settle these disputes. In a letter ruling dated May 2, 2007, the Court ruled that the ABCWUA could use a new formula to set fees for NMUI. The Company filed a motion for reconsideration and that motion was denied on October 2, 2007. The matter has now been set for trial in the fall of 2008. The Court has not ruled on whether the new rate was appropriate; has made no determination as to any amount NMUI may owe to the ABCWUA, or ruled on the ownership of the return flow credits.

In September 2007, NMUI received a $0.7 million retroactive billing adjustment from the ABCWUA covering the period from August 2003 through April 2006 for the volume of wastewater it believes NMUI discharged into the treatment system versus the amount reported by NMUI. The amounts reported by NMUI were based on a calculation methodology that had been agreed to by both parties and used for approximately 30 years. NMUI is contesting the billing adjustment.

Note 5.       Commitments and Contingencies (Continued)

Although the Company cannot give any assurances as to the ultimate resolution of these matters, the Company does not believe that it is probable it will be required to pay the disputed fees and related late payment penalties, which totaled $6.8 million as of June 30, 2008, and has not recognized a reserve for any potential liabilities in the accompanying consolidated financial statements. In addition, should the Court rule against NMUI, the New Mexico Public Regulation Commission (the “NMPRC”) has issued an opinion that NMUI be permitted to establish a regulatory asset for any amounts paid, including legal fees and late payment penalties, and recover that asset prospectively through a rate surcharge to its customers. The NMPRC ruled that the Company may commence billing its customers for a portion of the sewer fee increase and hold the collected amounts in escrow, pending a final court decision. The Company is unable to predict the impact the resolution of the return flow credits ownership dispute will have on its consolidated financial statements.

On February 26, 2008, the Company was made aware of a “Claim of Lien” filed by the ABCWUA against NMUI in the sum of $5.8 million, allegedly for the amount of delinquent sewer charges at the time of filing. This lien is related to the above described matters currently being litigated in New Mexico State Court.

New Mexico Utilities, Inc.—Condemnation Proceedings

In addition, on January 19, 2007, the ABCWUA and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as Defendants, in the Court (the “Petition”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleges that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company is contesting the Petition and the matter is scheduled for trial in April 2009. If the Company does not prevail, the Petitioners must pay fair market value for the utility as determined by the Court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, the Company believes that if the Court were to determine the fair market value of NMUI, it would exceed its recorded net book value as of June 30, 2008.

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

Note 5.       Commitments and Contingencies (Continued)

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

The Company undertook its own internal review and audit of the allegations made by the Board and met with the Board during the second quarter of 2008 to discuss its findings from that audit as well as the corrective compliance actions already taken by the Company prior to receiving the January 28, 2008 letter. The Board has indicated that it would be willing to consider settling the matter based on obtaining certain evidence indicating agreed upon improvements in the Company’s compliance efforts in California have been made.

While, at this time, the Company believes that many of the summary allegations cannot be substantiated, or are subject to significant mitigation, and has indicted as much to the Board in a presentation in July, the Company is working cooperatively with the Board in an effort to favorably resolve this issue. The Company cannot currently predict what, if any, actions may be taken by the Board or the effect those actions may have on its financial position, results of operations or cash flows.

Settlement Agreement Liability

In 2006, the Company negotiated a settlement agreement with the municipality of Rio Vista relating to possible fines and penalties for specified violations occurring during the time the Company operated the municipality’s wastewater system. The Company’s maximum payment obligation was capped at $0.7 million under the agreement provided that total fines and penalties levied do not exceed a specified amount. The Regional Water Quality Control Board had levied fines and penalties exceeding the amount contemplated by the settlement agreement. The Company believed there were convincing arguments for negotiating a reduction in the amounts levied but it elected to accrue the $0.7 million maximum amount contemplated by the settlement agreement.

In July 2008, the Company, the municipality and the Regional Water Quality Control Board reached a final settlement in this matter resulting in no fines or penalties being levied against the municipality or the Company. As a result, the $0.7 million accrual was reversed into income as of June 30, 2008.

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

Note 5.       Commitments and Contingencies (Continued)

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

Water Supply Commitment

One of the Company’s regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply. The agreement requires the Company to purchase minimum quantities of water annually at a specified price. The price is subject to annual adjustment for production cost increases incurred by the seller. The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold. As of June 30, 2008, the minimum annual purchase commitment is $0.5 million through 2024.

Note 6.       Earnings Per Share

The following table is a reconciliation of the numerators (income) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Numerators—Net income applicable to common stockholders:
Income from continuing operations	$891	$2,421	$577	$3,261
Less preferred stock dividends	(6)	(6)	(12)	(12)
Income from continuing operations applicable to common stockholders	885	2,415	565	3,249
Loss from discontinued operations	(1,678)	(198)	(1,965)	(424)
Net income (loss) applicable to common stockholders	$(793)	$2,217	$(1,400)	$2,825

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,507	24,100	24,444	23,992
Plus shares issued on assumed exercise of stock options and warrants	204	286	222	309
Diluted weighted average common shares outstanding	24,711	24,386	24,666	24,301

Note 6.       Earnings Per Share (Continued)

As described in Note 4, the Company has $12.0 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of June 30, 2008. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares as of June 30, 2008. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 7.       Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in equity that are excluded from net income (loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$(787)	$2,223	$(1,388)	$2,837
Amortization of actuarial net gain on retirement plan, net of tax	(3)	2	(6)	4
Comprehensive income (loss)	$(790)	$2,225	$(1,394)	$2,841

Note 8.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Cash paid during the period for:
Interest	$3,940	$4,179
Income taxes paid (refunded), net	1,937	(725)
Components of cash paid for acquisitions:
Fair value of assets acquired	$23,330	$7,386
Liabilities assumed	—	(839)
Cash paid for acquisitions	$23,330	$6,547
Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$—	$3,153
Debentures converted into common stock	14	373

Note 9.       Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company are 5% for the DRIP and 0% for the DSPP as of June 30, 2008. As of June 30, 2008, there are 3.7 million shares authorized for issuance under the plan of which 0.8 million shares remain available for issuance.

Note 10.     Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death. There is only one participant remaining in the SERP. That individual has reached retirement age and the plan provides that no additional benefits accrue upon reaching retirement age. The plan measurement date is December 31st of each year. The following table details the components of the net periodic benefit costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	15	16	30	32
Amortization of actuarial (gains) losses	(5)	(19)	(10)	(38)
Amortization of prior service costs	—	22	—	44
Net periodic benefit costs	$10	$19	$20	$38

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

The following tables present information about the operations of each segment for the three months and six months ended June 30, 2008 and 2007.

Note 11.     Segment Information (Continued)

	Utility	Services
(In thousands)	Group	Group (1)	Corporate (2)	Eliminations (3)	Consolidated

Three months ended June 30, 2008:
Revenues:
Unaffiliated customers	$27,484	$28,884	$—	$—	$56,368
Intersegment (1) (3)	—	6,362	—	(5,664)	698
Total revenues	27,484	35,246	—	(5,664)	57,066

Expenses:
Operating expenses–unaffiliated customers	15,746	28,833	—	—	44,579
Operating expenses–intersegment (3)	—	5,664	—	(5,664)	—
Selling, general and administrative	2,537	1,672	4,904	—	9,113
Total expenses	18,283	36,169	4,904	(5,664)	53,692

Operating income (loss)	9,201	(923)	(4,904)	—	3,374

Interest expense	(1,599)	(79)	(364)	—	(2,042)
Interest income	83	41	4	—	128
Other income (expense)	4	—	—	—	4
Income (loss) from continuing operations before income taxes	$7,689	$(961)	$(5,264)	$—	$1,464

Three months ended June 30, 2007:
Revenues:
Unaffiliated customers	$23,554	$30,456	$—	$—	$54,010
Intersegment (1) (3)	—	7,047	—	(6,161)	886
Total revenues	23,554	37,503	—	(6,161)	54,896
Expenses:
Operating expenses–unaffiliated customers	13,207	26,730	—	—	39,937
Operating expenses–intersegment (3)	—	6,161	—	(6,161)	—
Selling, general and administrative	1,928	3,553	3,830	—	9,311
Total expenses	15,135	36,444	3,830	(6,161)	49,248

Operating income (loss)	8,419	1,059	(3,830)	—	5,648

Interest expense	(1,356)	(265)	(264)	—	(1,885)
Interest income	6	36	8	—	50
Other income (expense)	(39)	—	27	—	(12)
Income (loss) from continuing operations before income taxes	$7,030	$830	$(4,059)	$—	$3,801

See accompanying notes to the segment information following these tables.

	Utility	Services
(In thousands)	Group	Group (1)	Corporate (2)	Eliminations (3)	Consolidated

Six months ended June 30, 2008:
Revenues:
Unaffiliated customers	$49,825	$56,183	$—	$—	$106,008
Intersegment (1) (3)	—	12,701	—	(10,880)	1,821
Total revenues	49,825	68,884	—	(10,880)	107,829
Expenses:
Operating expenses–unaffiliated customers	29,187	54,743	—	—	83,930
Operating expenses–intersegment (3)	—	10,880	—	(10,880)	—
Selling, general and administrative	5,058	3,324	10,336	—	18,718
Total expenses	34,245	68,947	10,336	(10,880)	102,648

Operating income (loss)	15,580	(63)	(10,336)	—	5,181

Interest expense	(3,315)	(30)	(1,058)	—	(4,403)
Interest income	181	63	6	—	250
Other income (expense)	4	—	—	—	4
Income (loss) from continuing operations before income taxes	$12,450	$(30)	$(11,388)	$—	$1,032

Six months ended June 30, 2007:
Revenues:
Unaffiliated customers	$43,588	$56,772	$—	$—	$100,360
Intersegment (1) (3)	—	14,267	—	(11,862)	2,405
Total revenues	43,588	71,039	—	(11,862)	102,765
Expenses:
Operating expenses–unaffiliated customers	25,016	51,172	—	—	76,188
Operating expenses–intersegment (3)	—	11,862	—	(11,862)	—
Selling, general and administrative	4,389	6,245	7,207	—	17,841
Total expenses	29,405	69,279	7,207	(11,862)	94,029

Operating income (loss)	14,183	1,760	(7,207)	—	8,736

Interest expense	(2,634)	(615)	(490)	—	(3,739)
Interest income	10	146	29	—	185
Other income (expense)	(103)	—	42	—	(61)
Income (loss) from continuing operations before income taxes	$11,456	$1,291	$(7,626)	$—	$5,121

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Services Group revenues:
From unaffiliated customers	$28,884	$30,456	$56,183	$56,772
Intersegment profits	698	886	1,821	2,405
Total revenues	$29,582	$31,342	$58,004	$59,177

(2)          Consists of costs that include headquarters expenses and any corporate functional departments whose costs are not allocated to the reportable segments. Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

(3)          Reflects the elimination of Services Group revenues derived from the Utility Group, to the extent of costs, as described in (1) above.

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

Utility Group

Our Utility Group owns public water and wastewater utilities in Alabama, California, Mississippi, New Mexico, Oklahoma and Texas. Except for our California utility, our utilities are operated by companies in our Services Group, which we describe below. State and federal agencies issue regulations regarding standards of water quality, safety, environmental and other matters which affect these operations. The rates that our regulated utility subsidiaries charge for water and wastewater usage are established by state or local authorities.

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

Some companies in our Services Group provide construction, operations and maintenance services to our Utility Group and recognize a profit on those services. In accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”), we do not eliminate the Services Group’s profit because management believes the sales price is reasonable and it is probable that, through the rate making process, future Utility Group revenue approximately equal to the sales price will result from the regulated utilities’ use of the services. We do, however, eliminate revenues to the extent of the related costs in the consolidated financial statements in accordance with the guidance provided in SFAS 71. In 2008, we eliminated the capital project work management services offered by our Service Division in Texas. Capital project management is a critical component of our Texas utility strategy and therefore will be managed directly by the Utility Group going forward.  We are also currently considering making this change in Alabama, Mississippi and New Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs related to personnel, facilities, insurance, consulting and professional services, which support our sales, marketing, human resources, finance and administration functions for the entire company.

Effects of Inflation

For our Utility Group, recovery for the effects of inflation through higher rates is dependent upon receiving adequate and timely rate increases. For our Service Group, most of our contracts have provisions for rate increases tied to the rate of inflation. However, rate increases are not retroactive and often lag increases in costs caused by inflation. During periods of moderate inflation, as has been experienced in recent years, the effects of inflation have had an impact on our results of operations.

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

•                  two Texas-based water utilities near San Antonio serving approximately 2,600 connections in May 2007;

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

New Mexico Eminent Domain Condemnation Proceedings

In 2007, the Albuquerque Bernalillo County Water Utility Authority and the City of Rio Rancho, New Mexico, filed a Petition for Condemnation (the “Petition”) against our New Mexico regulated utility, New Mexico Utilities, Inc. (“NMUI”). The Petition seeks to acquire, by condemnation, all of the assets of NMUI, including all real property, through the alleged power of eminent domain. The Petition also alleges that the Petitioners need to acquire the utility assets for the public purposes of providing water and wastewater services to  customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. We believe we have defenses to the Action which we intend to vigorously assert. If we do not prevail, the Petitioners must pay fair market value as determined by the court, based on appraisals. NMUI and the Petitioners do not agree on the value of the assets which the Petitioners seek to condemn. While it is too early to predict the outcome of this matter, we believe that if the Court were to determine the fair market value of NMUI, it would exceed its recorded net book value as of June 30, 2008. For additional information on this matter, see Note 5 to the condensed consolidated financial statements included in this report.

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

The Utility Group growth strategy focuses on strategically located acquisitions, organic customer growth and actively managed rate proceedings. We look to acquire strategic utilities located within our geographic footprint, thereby expanding our presence in a region and gaining economies of scale. We also look to acquire utilities in population growth areas. Historically, our utilities in population growth areas have experienced new development in their service areas which generates organic growth through increased customer connections. To achieve and maintain a reasonable rate of return on investments in our capital assets, we manage rate proceedings through our relationships with public utility commissions.

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

Three months ended June 30, 2008 Compared to 2007

Revenues. Revenues increased $2.2 million, or 4.0%, to $57.1 million for the quarter ended June 30, 2008 from $54.9 million for the same period during the prior year. By segment, revenues changed as follows:

	Three Months Ended
	June 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$27,484	$23,554	$3,930	48.2%	42.9%
Services Group	29,582	31,342	(1,760)	51.8%	57.1%
Total	$57,066	$54,896	$2,170	100.0%	100.0%

Utility Group. Revenues increased $3.9 million, or 16.7%, to $27.5 million for the quarter ended June 30, 2008, from $23.6 million for the same period during the prior year. The increase was primarily due to the following:

•                  a $2.0 million increase at  our Texas utilities primarily resulting from a fourth quarter 2007 interim rate increase at our Monarch utility;

•                  a $1.5 million increase at our Alabama utilities primarily resulting from the acquisition of a wastewater treatment plant in the Birmingham, Alabama area at the end of January 2008;

•                  a $0.4 million increase resulting from utility acquisitions near San Antonio, Texas and in northern Alabama; and

•                  a $0.4 million increase in rates associated with our California utility step increase put in place in July 2007; offset by

•                  $0.4 million in lower revenues due to decreased consumption at our California utility from the prior year.

Services Group. Revenues decreased $1.8 million, or 5.6%, to $29.6 million for the quarter ended June 30, 2008 from $31.3 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

	Three Months Ended
	June 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Revenues from unaffiliated customers	$28,884	$30,456	$(1,572)	81.9%	81.2%
Intersegment revenues	6,362	7,047	(685)	18.1%	18.8%
Total revenues	35,246	37,503	(2,257)	100.0%	100.0%
Intersegment cost eliminations	(5,664)	(6,161)	497
Total	$29,582	$31,342	$(1,760)

Revenues from unaffiliated customers decreased $1.6 million, or 5.2%, to $28.9 million for the quarter ended June 30, 2008 from $30.5 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

•                  a $2.1 million decrease primarily related to lost contracts in our Texas MUD business due to increased competition in addition to a decrease in revenues associated with the slowdown in new housing construction; and

•                  a $0.9 million decrease in revenue related to the shutdown of our electrical contracting department in Colorado in December 2007; offset by

•                  a $1.4 million increase in our California operations primarily as a result of increased billable project work related to repairs and maintenance.

Intersegment revenues from our Utility Group decreased by $0.7 million, or 9.7%, to $6.4 million for the quarter ended June 30, 2008 from $7.0 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

•                  a $2.1 million decrease in revenue related to capital project work performed on behalf of our utilities in New Mexico and Texas. This capital project revenue decrease is related to our decision to have capital project work directly managed by the Utility Group as previously described in the Services Group Overview; offset by

•                  a $0.9 million increase attributable to new revenue related to operations, maintenance and capital project work performed for our Riverview wastewater treatment plant in Birmingham, Alabama that we acquired in January 2008;

•                  a $0.1 million increase in revenue related to operations, maintenance and capital project work performed on behalf of our other utilities in Alabama; and

•                  a $0.4 million increase in revenue related to repairs and maintenance services provided to our Texas Utilities.

Direct Operating Expenses. Direct operating expenses increased $4.6 million, or 11.6%, to $44.6 million for the quarter ended June 30, 2008 from $39.9 million for the same period during the prior year as follows:

	Three Months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$15,746	$13,207	$2,539	57.3%	56.1%
Services Group	28,833	26,730	2,103	97.5%	85.3%
Total	$44,579	$39,937	$4,642	78.1%	72.8%

(1)   Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues. Total direct operating expenses are computed as a percentage of total revenues.

Utility Group. Direct operating expenses increased $2.5 million, or 19.2%, to $15.7 million for the quarter ended June 30, 2008, from $13.2 million for the same period during the prior year. The increase in direct operating expenses was primarily due to the following:

•                  a $1.1 million increase at our Alabama utilities primarily resulting from the acquisition of a wastewater treatment plant in the Birmingham, Alabama area at the end of January, 2008;

•                  a $0.6 million increase in costs at our California utility principally resulting from an increase in production costs associated with higher amounts of purchased water in addition to higher salaries associated with filling vacant positions and annual wage increases;

•                  a $0.6 million increase at our Texas utilities primarily in depreciation expense, higher contract operation fees associated with repair and maintenance work and increased water production costs; and

•                  a $0.2 million increase in expenses resulting from our acquisition near San Antonio, Texas and in northern Alabama.

Services Group. Direct operating expenses increased $2.1 million, or 7.9%, to $28.8 million for the quarter ended June 30, 2008 from $26.7 million for the same period during the prior year. The increase in direct operating expenses was primarily due to the following:

•                  a $2.1 million increase related to the change in methodology of capturing direct operating versus selling, general and administrative expenses;

•                  a $1.2 million increase in our California operations associated with increased billable project work related to repairs and maintenance activities; and

•                  a $1.2 million increase related to legal and other expenses associated with the investigation by the California State Water Resources Board also described in Note 5 to the condensed consolidated financial statements; offset by

•                  a $1.0 million decrease primarily related to lost contracts in our Texas MUD business in addition to a decrease in costs associated with the slowdown in new housing construction;

•                  a $0.7 million decrease in costs related to the reversal of an accrual for fines and penalties for various compliance violations as a result of the favorable settlement of the matter as described in Note 5 to the condensed consolidated financial statements included in Part I of this report; and

•                  a $0.7 million decrease in costs related to the shutdown of our electrical contracting department in Colorado in December 2007.

Direct operating expenses as a percentage of the related revenues increased 12.2% to 97.5% for the quarter ended June 30, 2008 compared to 85.3% for the same period during the prior year. Without the effect of the reclassification of the SG&A, direct operating costs would have been 90.4% of revenues for 2008.

Gross Profit. Gross profit, which we define as the difference between revenues and the related direct operating expenses, which includes depreciation and amortization related to direct operating activities, decreased $2.5 million, or 16.5%, to $12.5 million for the quarter ended June 30, 2008 from $15.0 million for the same period during the prior year as follows:

	Three Months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$11,738	$10,347	$1,391	42.7%	43.9%
Services Group	749	4,612	(3,863)	2.5%	14.7%
Total	$12,487	$14,959	$(2,472)	21.9%	27.2%

(1)   Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group. Gross profit was 42.7% and 43.9% of related revenues for the quarter ended June 30, 2008 and 2007, respectively. The decrease was caused by the higher direct operating expenses described above.

Services Group. Gross profit for the quarter ended June 30, 2008 and 2007 was comprised of the following:

	Three Months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Gross profit on sales to:
Unaffiliated customers	$51	$3,726	$(3,675)	0.2%	12.2%
Affiliated customers (intersegment)	698	886	(188)	11.0%	12.6%
Total	$749	$4,612	$(3,863)	2.1%	12.3%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $3.7 million, or 98.6%, to $0.1 million for the quarter ended June 30, 2008 from $3.7 million for the same period during the prior year. Gross profit as a percent of revenues for 2008 decreased to 0.2% compared to 12.2% for the same period for the prior year.  The decrease in gross margin was primarily due to the following:

•                  a $1.1 million decrease in margin related to lost contracts and the shutdown of the electrical department in Colorado, net of increased margin from our California operations;

•                  a $0.5 million net decrease in margin resulting from increased legal fees and liability accruals related to various compliance matters, offset by the favorable resolution other compliance matters; and

•                  a $2.1 million increase in direct operating expenses related to our change in methodology of capturing direct operating versus selling, general and administrative expenses.

Services Group gross profit on revenues from our Utility Group decreased by $0.2 million, or 21.2% to $0.7 million for the quarter ended June 30, 2008 from $0.9 million for the same period during the prior year. The decrease is related to a the elimination of capital project work performed on behalf of our Texas utilities offset by increased operations, maintenance and capital project work performed on behalf of our Alabama utilities.

The Services Group supports three distinctly different customer bases; Texas Municipal Utility Districts or MUD’s, municipal clients through operations and maintenance contracts, and our own Utility Group. We want to accelerate our performance improvements and therefore we have refocused this Group in 2008 along these business lines to better serve the unique demands of each customer base, to focus our business development efforts for each market and to eliminate structural redundancies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million, or 2.1%, to $9.1 million for the quarter ended June 30, 2008 compared to $9.3 million for the same period during the prior year as follows:

	Three Months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$2,537	$1,928	$609	9.2%	8.2%
Services Group	1,672	3,553	(1,881)	5.7%	11.3%
Corporate	4,904	3,830	1,074	—	—
Total	$9,113	$9,311	$(198)	16.0%	17.0%

(1)   Utility Group and Services Group expenses are computed as a percent of their respective revenues. Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues. That being said, we have implemented a new financial system and re-evaluated the way we allocate our SG&A expenses.  This re-evaluation primarily affected the Services Group by lowering its SG&A costs and increasing its Direct Operating expenses.  Corporate SG&A expenses were not significantly affected by this re-evaluation.

Utility Group expenses increased by $0.6 million for the period ended June 30, 2008 compared to the prior year primarily due to an increase in information technology expenses associated with supporting the new infrastructure of our Cornerstone project (described below), which will assist in enhancing customer service.

Service Group expenses decreased by $1.9 million for the period ended June 30, 2008 compared to the prior year primarily related to the following:

•                  a $0.2 million increase in costs related to our safety/compliance efforts; offset by

•                  a $2.1 million decrease in selling, general and administrative expenses related to management’s change in methodology of capturing direct operating versus selling, general and administrative expense.

Corporate expenses increased $1.1 million to $4.9 million for the period ended June 30, 2008 compared to $3.8 million for the same period during the prior year. Our Cornerstone project, which commenced during the second quarter of 2007 accounts for $0.9 million of the increase.

The Cornerstone project is a company-wide initiative to reengineer our business processes and integrate our information systems onto a single platform across the entire company utilizing state-of-the-art systems and technology. Our existing systems are standalone legacy systems that were in place when we acquired many of our subsidiaries. These individual standalone systems are costly to operate and maintain and make the consolidation and sharing of data between the various platforms labor-intensive and time-consuming. The financial module of the integrated platform became operational on January 1, 2008 and is performing as expected.

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

Other Income (Expense). Other expenses increased $0.1 million, or 3.4%, to $1.9 million for the quarter ended June 30, 2008, compared to $1.8 million for the same period during the prior year as follows:

			(Increase)
(In thousands)	2008	2007	Decrease

Interest expense	$(2,042)	$(1,885)	$(157)
Interest income	128	50	78
Other, net	4	(12)	16
Total	$(1,910)	$(1,847)	$(63)

Interest Expense. Interest expense increased by $0.2 million, or 8.3%, to $2.0 million for the quarter ended June 30, 2008 from $1.9 million compared to the same period during the prior year. The major components of interest expense were as follows:

(In thousands)	2008	2007	Change

Mortgage bonds and bank term loans	$1,212	$1,193	$19
Revolving lines of credit	911	789	122
Convertible subordinated debentures	206	214	(8)
Other indebtedness and deferred financing cost amortization	161	151	10
Total interest incurred on indebtedness	2,490	2,347	143
Less capitalized interest	(145)	(223)	78
Less interest related to discontinued operations	(303)	(239)	(64)
Total interest expense	$2,042	$1,885	$157

The increase in revolving line of credit interest is caused by higher borrowing levels related to financing capital spending in 2007 and 2008, including the capital and expense portions of our Cornerstone project, and the first quarter 2008 $23.3 million acquisition of the Alabama wastewater treatment facility. This was offset by a lower average interest rate on our line of credit. The average balance of interest-bearing debt outstanding increased to $188.6 million during the quarter ended June 30, 2008 compared to $141.2 million for the prior year.

The weighted average annual interest rate on total borrowings was approximately 5.3% for the quarter ended June 30, 2008 and 6.6% for the same period in the prior year.

Interest Income. Interest income was constant at $0.1 million for the quarters ended June 30, 2008 and 2007.

Provision for Income Taxes. Our effective consolidated income tax rate on combined continuing and discontinued operations was 34% for the quarter ended June 30, 2008 compared to 36% for 2007. The change is principally caused by the interaction between the newly enacted Texas franchise tax, which does not change proportionally with changes in pre-tax income or loss, and federal and state income taxes that do change proportionally with to pre-tax income or losses.

Loss from Discontinued Operations. Loss from discontinued operations, net of tax, which pertains to our wholesale water and wastewater business we elected to sell, was $1.7 million for the quarter ended June 30, 2008, compared to $0.2 million for the same period in 2007. Included in the net loss is a $2.5 million charge ($1.6 million net of tax) to further reduce the carrying value of the assets to expected net realizable value based on the current status of negotiations with prospective buyers.

Six months ended June 30, 2008 Compared to 2007

Revenues. Revenues increased $5.1 million, or 4.9%, to $107.8 million for the six months ended June 30, 2008 from $102.8 million for the same period during the prior year. By segment, revenues changed as follows:

	Six months Ended
	June 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$49,825	$43,588	$6,237	46.2%	42.4%
Services Group	58,004	59,177	(1,173)	53.8%	57.6%
Total	$107,829	$102,765	$5,064	100.0%	100.0%

Utility Group. Revenues increased $6.2 million, or 14.3%, to $49.8 million for the six months ended June 30, 2008, from $43.6 million for the same period during the prior year. The increase was primarily due to the following:

•                  a $3.9 million increase at our Texas utilities primarily resulting from a fourth quarter 2007 interim rate increase at our Monarch utilities;

•                  a $2.5 million increase at our Alabama utilities primarily resulting from the acquisition of a wastewater treatment plant in the Birmingham, Alabama area at the end of January, 2008;

•                  a $0.7 million increase resulting from utility acquisitions near San Antonio, Texas and in northern Alabama in 2007; and

•                  a $0.5 million increase in rates associated with our California utility step increase put in place in July, 2007; offset by

•                  a $1.4 million decrease at our California utility related to lower consumption compared to the prior year.

Services Group. Revenues decreased $1.2 million, or 2.0%, to $58.0 million for the six months ended June 30, 2008 from $59.2 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

	Six months Ended
	June 30,		Increase	Percent of Revenues
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Revenues from unaffiliated customers	$56,183	$56,772	$(589)	81.6%	79.9%
Intersegment revenues	12,701	14,267	(1,566)	18.4%	20.1%
Total revenues	68,884	71,039	(2,155)	100.0%	100.0%
Intersegment cost eliminations	(10,880)	(11,862)	982
Total	$58,004	$59,177	$(1,173)

Revenues from unaffiliated customers decreased $0.6 million, or 1.0%, to $56.2 million for the six months ended June 30, 2008 from $56.8 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

•                  a $1.8 million decrease primarily related to lost contracts due to competition in our Texas MUD business in addition to a decrease in revenues associated with the slowdown in new housing construction, offset by a year to date increase in billable project revenue related to repairs and maintenance; and

•                  a $0.7 million decrease in revenue related to the shutdown of our electrical contracting department in Colorado in December 2007; offset by

•                  a $1.9 million increase in our California operations primarily as a result of increased billable project work related to repairs and maintenance.

Intersegment revenues from our Utility Group decreased by $1.6 million, or 11.0%, to $12.7 million for the six months ended June 30, 2008 from $14.3 million for the same period during the prior year. The decrease in revenues was primarily due to the following:

•                  a $5.0 million decrease in revenue related to capital project work performed on behalf of our utilities in New Mexico and Texas. This capital project revenue decrease is related to our decision to have capital project work directly managed by the Utility Group as previously discussed in the Services Group Overview; offset by

•                  a $1.7 million increase attributable to new revenue related to operations, maintenance and capital project work performed for our Riverview wastewater treatment plant in Birmingham, Alabama that we acquired in January 2008;

•                  a $0.8 million increase in revenue related to operations, maintenance and capital project work performed on behalf of our other utilities in Alabama; and

•                  a $0.9 million increase in revenue related to repairs and maintenance services provided to our Texas Utilities.

Direct Operating Expenses. Direct operating expenses increased $7.7 million, or 10.2%, to $83.9 million for the six months ended June 30, 2008 from $76.2 million for the same period during the prior year as follows:

	Six months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$29,187	$25,016	$4,171	58.6%	57.4%
Services Group	54,743	51,172	3,571	94.4%	86.5%
Total	$83,930	$76,188	$7,742	77.8%	74.1%

(1)   Utility Group and Services Group direct operating expenses are computed as a percent of their respective revenues. Total direct operating expenses are computed as a percentage of total revenues.

Utility Group. Direct operating expenses increased $4.2 million, or 16.7%, to $29.2 million for the six months ended June 30, 2008, from $25.0 million for the same period during the prior year. The increase in direct operating expenses was primarily due to the following:

•                  a $1.9 million increase at our Alabama utilities primarily resulting from the acquisition of a wastewater treatment plant in the Birmingham, Alabama area at the end of January, 2008;

•                  a $1.6 million increase in costs at our California utility principally resulting from an increase in production costs associated with higher amounts of purchased water in addition to higher salaries associated with filling vacant positions and annual wage increases;

•                  a $1.5 million increase at our Texas and New Mexico utilities in depreciation expense, contract operation fees, and sewage treatment expenses as well as costs associated with improving our information technology support to provide better customer service; and

•                  a $0.4 million increase in expenses resulting from our utility acquisition near San Antonio, Texas and in northern Alabama; offset by

•                  a $1.2 million decrease in production costs at our California utility associated with decreased consumption.

Services Group. Direct operating expenses increased $3.6 million, or 7.0%, to $54.7 million for the six months ended June 30, 2008 from $51.2 million for the same period during the prior year. The increase in direct operating expenses was due to the following:

•                  a $0.9 million decrease in costs related to the shutdown of our electrical contracting department in Colorado in December 2007;

•                  a $0.8 million decrease primarily related to lost contracts in our Texas MUD business in addition to a decrease in costs associated with the slowdown in new housing construction, offset by increased costs associated with increased billable revenue for repairs and maintenance; and

•                  a $0.7 million decrease in costs related to the favorable settlement of various compliance matters described in Note 5 to the condensed consolidated financial statements; offset by

•                  a $3.1 million increase related to the change in methodology of capturing direct operating versus selling, general and administrative expenses;

•                  a $1.7 million increase in our California operations associated with increased billable project work related to repairs and maintenance activities;

•                  a $1.2 million increase related to legal and other expenses associated with the investigation by the California State Water Resources Board also described in Note 5.

Direct operating expenses as a percentage of the related revenues increased 7.9% to 94.4% for the six months ended June 30, 2008 compared to 86.5% for the same period during the prior year.  Without the effect of the reclassification of the SG&A, direct operating costs would have been 89% of revenues for 2008.

Gross Profit. Gross profit, which we define as the difference between revenues and the related direct operating expenses, which includes depreciation and amortization related to direct operating activities, decreased $2.7 million, or 10.1%, to $23.9 million for the six months ended June 30, 2008 from $26.6 million for the same period during the prior year as follows:

	Six months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$20,638	$18,572	$2,066	41.4%	42.6%
Services Group	3,261	8,005	(4,744)	5.6%	13.5%
Total	$23,899	$26,577	$(2,678)	22.2%	25.9%

(1)         Utility Group and Services Group gross profit is computed as a percent of their respective revenues after intersegment eliminations. Total gross profit is computed as a percentage of total revenues.

Utility Group. Gross profit was 41.4% and 42.6% of related revenues for the six months ended June 30, 2008 and 2007, respectively.

Services Group. Gross profit for the six months ended June 30, 2008 and 2007 was comprised of the following:

	Six months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Gross profit on sales to:
Unaffiliated customers	$1,440	$5,600	$(4,160)	2.6%	9.9%
Affiliated customers (intersegment)	1,821	2,405	(584)	14.3%	16.9%
Total	$3,261	$8,005	$(4,744)	4.7%	11.3%

(1)          Gross profit is computed as a percent of the respective revenues before intersegment eliminations.

Services Group gross profit on revenues from unaffiliated customers decreased by $4.2 million, or 74.3%, to $1.4 million for the six months ended June 30, 2008 from $5.6 million for the same period during the prior year. Gross profit as a percent of revenues for 2008 decreased to 2.6% compared to 9.9% for the same period for the prior year. The decrease in gross margin was primarily due to the following:

•                 a $0.6 million decrease in margin related to lost contracts and the shutdown of the electrical department in Colorado net of increased margin from our California operations; offset by

•                 a $3.1 million increase in direct operating expenses related to managements change in methodology of capturing direct operating versus selling, general and administrative expense; and

•                 a $0.5 million net decrease in margin resulting from increased legal fees and liability accruals related to various compliance matters, offset by the favorable resolution other compliance matters.

Services Group gross profit on revenues from our Utility Group decreased by $0.6 million, or 24.3% to $1.8 million for the six months ended June 30, 2008 from $2.4 million for the same period during the prior year. The decrease is related to reduced capital project work performed on behalf of our Texas utilities offset by increased operations, maintenance and capital project work performed on behalf of our Alabama utilities.

The Services Group supports three distinctly different customer bases; Texas Municipal Utility Districts or MUD’s, municipal clients through operations and maintenance contracts, and our own Utility Group. We want to accelerate our performance improvements and therefore we have refocused this Group in 2008 along these business lines to better serve the unique demands of each customer base, to focus our business development efforts for each market and to eliminate structural redundancies that may exist today.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 4.9%, to $18.7 million for the six months ended June 30, 2008 compared to $17.8 million for the same period during the prior year as follows:

	Six months Ended
	June 30,		Increase	Percent of Revenues (1)
(In thousands, except percentages)	2008	2007	(Decrease)	2008	2007

Utility Group	$5,058	$4,389	$669	10.2%	10.1%
Services Group	3,324	6,245	(2,921)	5.7%	10.6%
Corporate	10,336	7,207	3,129	—	—
Total	$18,718	$17,841	$877	17.4%	17.4%

(1)          Utility Group and Services Group expenses are computed as a percent of their respective revenues. Total expenses are computed as a percentage of total revenues.

Selling, general and administrative expenses are relatively fixed in nature and do not fluctuate significantly with changes in revenues. That being said, we have implemented a new financial system, and re-evaluated the way we allocate our SG&A expenses. This re-evaluation primarily affected the Services Group by lowering its SG&A costs and increasing its direct operating expenses. Corporate SG&A expenses were not significantly affected by this re-evaluation.

Utility Group expenses increased by $0.7 million for the period ended June 30, 2008 compared to the prior year primarily due to an increase in information technology expenses associated with supporting the new infrastructure of the Cornerstone project, (described below), which will assist in enhancing customer service.

Service Group expenses decreased by $2.9 million for the period ended June 30, 2008 compared to the prior year primarily related to the following:

•                  a $0.2 million increase in costs related to our safety/compliance efforts; offset by

•                  a $3.1 million decrease increase in selling, general and administrative expenses related to managements change in methodology of capturing direct operating versus selling, general and administrative expenses.

Corporate expenses increased $3.1 million to $10.3 million for the period ended June 30, 2008 compared to $7.2 million for the same period in the prior year primarily as a result of $1.8 million increase in costs incurred related to our Cornerstone project, which commenced during the second quarter of 2007; $0.7 million increase in professional fees associated with evaluating a strategic business opportunity that did not materialize, in part, because of changes in the market conditions and $0.6 million of other temporary increases associated with business process reengineering projects.

The Cornerstone project is a company-wide initiative to reengineer our business processes and integrate our information systems onto a single platform across the entire company utilizing state-of-the-art systems and technology. Our existing systems are standalone legacy systems that were in place when we acquired many of our subsidiaries. These individual standalone systems are costly to operate and maintain and make the consolidation and sharing of data between the various platforms labor-intensive and time-consuming. The financial module of the integrated platform became operational on January 1, 2008 and is performing as expected.

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

Other Income (Expense). Other expenses increased $0.5 million, or 14.8% to $4.1 million for the six months ended June 30, 2008, compared to $3.6 million for the same period during the prior year as follows:

			(Increase)
(In thousands)	2008	2007	Decrease

Interest expense	$(4,403)	$(3,739)	$(664)
Interest income	250	185	65
Other, net	4	(61)	65
Total	$(4,149)	$(3,615)	$(534)

Interest Expense. Interest expense increased by $0.7 million, or 17.8% to $4.4 million for the six months ended June 30, 2008 from $3.7 million compared to the same period during the prior year. The major components of interest expense were as follows:

(In thousands)	2008	2007	Change

Mortgage bonds and bank term loans	$2,429	$2,383	$46
Revolving lines of credit	1,848	1,449	399
Convertible subordinated debentures	410	429	(19)
Other indebtedness and deferred financing cost amortization	323	348	(25)
Total interest incurred on indebtedness	5,010	4,609	401
Write-off of unamortized financing costs in connection with refinancing	268	—	268
Less capitalized interest	(273)	(415)	142
Less interest related to discontinued operations	(602)	(455)	(147)
Total interest expense	$4,403	$3,739	$664

The increase in our revolving line of credit interest is caused by higher borrowing levels related to financing capital spending in 2007 and 2008, including the capital and expense portions of our Cornerstone project, and the first quarter 2008 $23.3 million acquisition of the Alabama wastewater treatment facility. The write-off of unamortized deferred financing costs is associated with our $100.0 million revolving credit facility we refinanced with a new $150.0 million facility in the first quarter of 2008. The average balance of interest-bearing debt outstanding increased to $174.8 million during the six months ended June 30, 2008 compared to $137.5 million for the prior year.

The weighted average annual interest rate on total borrowings was approximately 5.7% for the six months ended June 30, 2008 and 6.7% for the same period in the prior year.

Interest Income. Interest income increased by $0.1 million, to $0.3 million, compared to $0.2 million for the six months ended June 30, 2008 and 2007. The increase is cause by higher levels of short-term investments of excess available cash offset by lower interest rates on such investments.

Provision for Income Taxes. Our effective consolidated income tax rate on combined continuing and discontinued operations was 32% for the six months ended June 30, 2008 compared to 36% for 2007. The change is principally caused by the interaction between the newly enacted Texas franchise tax, which does not change proportionally with changes in pre-tax income or loss, and federal and state income taxes that do change proportionally with pre-tax income or losses.

Loss from Discontinued Operations. Loss from discontinued operations, net of tax, which pertains to our wholesale water and wastewater business we elected to sell, was $2.0 million for the six months ended June 30, 2008, compared to $0.4 million for the same period during the prior year. Included in the net loss is a $2.5 million charge ($1.6 million net of tax) to further reduce the carrying value of the assets to expected net realizable value based on the current status of negotiations with prospective buyers.

RECENT ACCOUNTING PRONOUNCEMENTS

See the discussions under the captions “Accounting Pronouncements Adopted During 2008” and “Recent Accounting Pronouncements” contained in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Our statements of cash flows are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2008	2007	Change

Net cash provided by (used in):
Continuing operations:
Operating activities	$(5,775)	$7,789	$(13,564)
Investing activities	(39,280)	(25,054)	(14,226)
Financing activities	45,441	16,572	28,869
Total continuing operations	386	(693)	1,079
Discontinued operations:
Operating activities	575	(392)	967
Investing activities	(28)	(317)	289
Total discontinued operations	547	(709)	1,256
Increase (decrease) in cash and cash equivalents	$933	$(1,402)	$2,335

Cash Flows From Operating Activities of Continuing Operations. Net cash used in operating activities was $5.8 million for the six months ended June, 2008 versus $7.8 million provided by operating activities for the same period last year. Operational aspects of our businesses that affected working capital in 2008 versus 2007 are highlighted below:

•                  a $0.8 million increase in receivables resulting from our January 2008 acquisition of a wastewater collection system and treatment plant in the Birmingham, Alabama area; the seller retained all receivables as of the acquisition date so the increase relates to the initial, one-time buildup of receivables as customers pay the seller for the services rendered prior to the acquisition date;

•                  an increase in receivables because of slower payments by some customers which we believe may be attributable, in part, to the overall economic downturn; and

•                  increased level of vendor payments in early 2008 for goods and services received during the fourth quarter of 2007.

Cash Flows From Investing Activities of Continuing Operations. Cash used in investing activities totaled $39.3 million for the six months ended June 30, 2008 compared to $25.1 million for the same period during the prior year as follows:

	Six Months Ended
	June 30,
(In thousands)	2008	2007	Change

Cash flows (used in) provided by investing activities:
Acquisition of businesses, net of cash acquired	$(23,330)	$(6,547)	$(16,783)
Additions to property, plant and equipment	(16,129)	(18,548)	2,419
Proceeds from sales of equipment	179	41	138
Net cash used in investing activities	$(39,280)	$(25,054)	$(14,226)

The principal reason for the increase was the January 2008 acquisition of a Birmingham, Alabama wastewater collection system and treatment plant for $23.3 million in cash. The following table summarizes additions to property, plant and equipment additions for 2008 and 2007.

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Company-financed additions	$13,912	$16,364
Capital improvement reimbursements	779	1,628
Cash contributions received in aid of construction	1,438	556
Total cash additions to property, plant and equipment	16,129	18,548
Non-cash contributions in aid of construction	—	3,153
Total additions to property, plant and equipment	$16,129	$21,701

Capital projects primarily relate to the expansion, replacement and renovation of our water and wastewater systems, particularly at our California, Texas and New Mexico utilities and, in 2008, include $3.6 million of expenditures related to our Cornerstone project. Contributions in Aid of Construction (“CIAC”) represent contributions in the form of cash, services or property received from developers, governmental agencies, municipalities or individuals for the purpose of constructing utility plant and is not refundable.

In 2008, we expect to spend approximately $30.0 million on cash additions, principally within our Utility Group, expect to receive $0.4 million of CIAC, and expect to finance up to an additional $14.0 million of Cornerstone-related expenditures with our capital lease facility resulting in total expected additions to property, plant and equipment of approximately $44.0 million.

Cash Flows From Financing Activities of Continuing Operations. During the six months ended June 30, 2008, we financed our growth through a broad range of capital initiatives:

•                  borrowed $47.0 million under our revolving line of credit;

•                  received $2.2 million of capital improvement reimbursements and contributions in aid of construction; and

•                  received $1.8 million of proceeds from our share-based equity incentive plans and stock purchase plans.

Revolving lines of credit were primarily used to fund our investing activities and, to a lesser extent, to fund operations. Additional borrowing availability under our revolving credit facility was $50.0 million as of June 30, 2008.

During the six months ended June 30, 2008, we paid dividends totaling $3.0 million and our quarterly dividend rate is currently $0.06 per common share.

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

The new revolving line of credit commitment ends on February 15, 2013 and our $100.0 million credit facility was cancelled upon repayment with an initial borrowing of $84.5 million under the $150.0 million facility.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2008, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
		Remainder	2009	2011	2013
		of	and	and	and
(In thousands)	Total	2008	2010	2012	Beyond

Long-term debt (1):
Bank line of credit (2)	$98,000	$—	$—	$—	$98,000
Mortgage bonds (3)	45,000	—	—	—	45,000
Bank term loans (4)	31,384	411	1,646	1,645	27,682
Convertible subordinated debentures (5)	12,034	—	—	—	12,034
Capital lease obligations (6)	4,168	424	1,789	1,955	—
Economic development revenue bonds (7)	1,925	115	245	280	1,285
Notes payable and other (8)	134	120	14	—	—
Total long-term debt	192,645	1,070	3,694	3,880	184,001

Repayment of advances for construction (9)	13,756	638	1,366	864	10,888
Water purchase commitment (10)	7,397	230	920	920	5,327
Operating lease obligations	27,575	3,393	9,514	5,207	9,461
Total obligations as of June 30, 2008 (11)	$241,373	$5,331	$15,494	$10,871	$209,677

(1)

Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the condensed consolidated financial statements included in this report and in our 2007 Annual Report on Form 10-K.

(2)

The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 3.34% as of June 30, 2008.

(3)	Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

(4)	Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

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

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2008, we had $29.2 million of working capital and $3.4 million of operating lease obligations payable during the remainder of 2008. As of June 30, 2008, we also had $50.0 million of additional borrowings available under our line of credit facility, which expires on February 15, 2013. In addition to our line of credit, we also have $25.4 million of capital available under our $30.0 million capital lease facility. Our California and New Mexico mortgage bond indentures also permit the issuance of an additional $92.6 million of first mortgage bonds as of June 30, 2008. However, the terms of our credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities may pay to the parent company to fund its payment obligations. Dividends have averaged $4.2 million to $5.2 million per year and are less than the aggregate cumulative dividend restriction threshold by $51.5 million as of June 30, 2008. We were in compliance with all loan agreement covenants during the six months ended June 30, 2008.

We also have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration.

We believe that our expected operating cash flows, together with borrowings under our credit facility ($50.0 million of which was available as of June 30, 2008 and expires on February 15, 2013) and $25.4 million available under our capital lease facility will be sufficient to meet our operating expenses, working capital and capital expenditure requirements as well as our debt service and other contractual obligations for the next twelve months. However, our ability to comply with debt financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2008, we had $193.3 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $98.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 3.34% as of June 30, 2008. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $1.0 million per year.

Our fixed-rate debt, which has a carrying value of $95.3 million, has a fair value of $92.1 million as of June 30, 2008. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% as of June 30, 2008. A hypothetical ten percent decrease in annual interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $5.9 million.

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

Capital Market Transactions

Because of a late Form 8-K filing, we will lose our eligibility to use Form S-3 Registration Statements to register securities for a period of time which, in turn, will adversely affect our ability to access capital markets to finance our capital requirements. We may also be required to suspend our Dividend Reinvestment and Direct Stock Purchase Plans for a period of time.

We were unable to timely file a Current Report on Form 8-K (the “Form 8-K”) related to our January 2008 acquisition of the assets of a sewer system and related wastewater treatment plant (commonly referred to as the “Riverview System”). This failure was due to our inability to provide the audited financial statements for the Riverview System required by the Securities Exchange Act of 1934 (the “Exchange Act”). The independent accountants we retained to perform the audit were unable to express an opinion on the historical cost of the assets acquired because the prior owners did not retain sufficient historical transactional records to support the recorded values. We contacted the Securities and Exchange Commission (“SEC”) and filed the required Form 8-K with alternate audited financial information, per our discussions with the SEC, on May 20, 2008.

The late filing of the Form 8-K has adversely affected our eligibility to use Registration Statements on Form S-3 for registration of our securities with the SEC. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of our inability to use Form S-3, we will have to meet more demanding requirements to register additional securities, which will make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could also be narrowed. It is also likely we will be required to suspend our Dividend Reinvestment and Direct Stock Purchase Plans after the filing of our 2008 Form 10-K until we regain Form S-3 eligibility on May 20, 2009 (twelve months after the filing of the Form 8-K) because we will not be in a position to file a registration statement covering those shares prior to regaining Form S-3 eligibility.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 20, 2008. The total number of shares of the Company’s common and preferred stock issued, outstanding and entitled to vote at the meeting was 24,480,993 shares of which 20,606,940 were present at the meeting either in person or by proxy. The following proposals were submitted to stockholders with the following results:

Proposal 1.  Approval of the Amendment to the Restated Certificate of Incorporation to eliminate the classified Board of Directors:

•                  Votes “For” – 19,329,464

•                  Votes “Against” – 1,123,914

•                  Votes “Abstained” – 153,557

•                  Broker “Non-Votes” – 5

Proposal 2.  Election of Class I Directors until the next annual meeting of stockholders:

•                  Thomas Iino—votes “For” – 19,360,018; votes “Against” – 1,186,365: votes “Withheld” – 60,552

•                  William D. Jones— votes “For” – 19,351,611; votes “Against” – 1,192,331: votes “Withheld” – 62,993

•                  Maureen A. Kindel— votes “For” – 19,334,402; votes “Against” – 1,213,472: votes “Withheld” – 59,061

In addition to the directors elected above, the following directors’ term of office continued after the meeting until the next annual meeting of stockholders:

•                  H. Frederick Christie

•                  Linda Griego

•                  Donovan D. Huennekens

•                  Richard G. Newman

•                  Mark A. Swatek

Proposal 3.  Ratification of PricewaterhouseCoopers as the Company’s independent public accountants:

•                  Votes “For” – 20,281,762

•                  Votes “Against” – 263,800

•                  Votes “Abstained” – 61,378

•                  Broker “Non-Votes” – 0

ITEMS 1A, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.              EXHIBITS

Exhibit
Number		Exhibit Description
3.1

Certificate of Amendment to Restated Certificate of Incorporation of SouthWest Water Company (incorporated by reference to Exhibit 3.1 included in the Company’s Form 8 K filed with the Commission on May 22, 2008)

3.2.5		Amendment No. 5 to the Amended and Restated Bylaws of SouthWest Water Company (incorporated by reference to Exhibit 3.2 included in the Company’s Form 8 K filed with the Commission on May 22, 2008)

15	*	Letter regarding unaudited interim financial information from Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: August 11, 2008	/s/ CHERYL L. CLARY
Cheryl L. Clary
Chief Financial Officer