Form 10-K
period 2008-12-31
SOUTHWEST WATER CO
filed 2009-07-09
CIK 92472

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting common equity held by non-affiliates of the registrant was $239.2 million based on the closing sale price of such common equity at June 30, 2008 as reported by The NASDAQ Stock Market LLC. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

         On May 31, 2009 there were 24,888,745 common shares outstanding.

EXPLANATORY NOTE

        SouthWest Water Company and its subsidiaries' ("SouthWest Water" or the "Company") consolidated financial statements at and for the fiscal years ended December 31, 2007 and 2006 and related financial information have been restated to correct accounting errors. For further details on the nature of the corrections and the related effects on the Company's previously issued consolidated financial statements, see Note 2, "Restatements of Consolidated Financial Statements" included in Part II, Item 8, "Financial Statements and Supplementary Data." Restated balances have been identified with the notation "As Restated" where appropriate. Throughout this Annual Report, the term "as previously reported" will be used to refer to balances from the 2007 and 2006 consolidated financial statements as reported prior to restatement for the errors.

        The Company also found material weaknesses in internal control over financial reporting for such periods and previously advised that management's report on internal control over financial reporting for the fiscal year ended December 31, 2007 contained in our public reports should not be relied upon. Management has advised the Audit Committee that the re-audits of the Company's consolidated financial statements have been completed. For additional discussion of the re-audit, the accounting errors identified, and the restatement adjustments, see Note 2 of Notes to Consolidated Financial Statements. For a description of the material weaknesses identified by management and management's plan to remediate those deficiencies, see Part II, Item 9A, "Controls and Procedures."

        We have not filed amendments to any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

        This Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "belief," "expect," "estimate," "project," "plan," "intend," "continue," "predict," "may," "will," "should," "strategy," "will likely result," "will likely continue," and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those set forth under "Item 1A. Risk Factors" below, that could cause actual results to differ materially from our historical experience and our present expectations or projections. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Item 1A. Risk Factors" of this report. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

        SouthWest Water's principal business activity is to operate and maintain water and wastewater infrastructure. Through our operating subsidiaries, we own 132 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

        In the past ten years, we have completed over 19 acquisitions of both utility and contract service businesses. These acquisitions operated largely independent of each other, resulting in a complex business structure with inconsistent business practices. In 2006, our Board of Directors appointed a new Chief Executive Officer to, among other things, review Company operations and plan for future growth. Beginning in 2007, we implemented changes to better integrate the various businesses. In 2007 and 2008, we made a major change to how we operate; we consolidated many of the departments that provide common support functions such as environmental health and safety, our financial and accounting services, information technology and our customer call center. These consolidated departments allocate their costs to each operating segment. In 2008, our operations were divided into four operating segments to better focus the distinct strategies of each of our operating businesses. Each operating segment has embedded in it the direct operating cost and infrastructure to deliver its plan, relying upon the allocated common support functions discussed above. Each operating segment is led by a Managing Director and a Financial Director. We believe this management structure brings both direct operational and financial management accountability to each of the operations.

        As a result of this reorganization, we now have four reporting segments. We separate our segments first by whether we own the utility or we provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations ("Utilities"). In our financial statements we report our Texas Utilities operations ("Texas Utilities") as a separate segment because of different economic characteristics. This is principally because the Texas Utilities predominantly under-recovered their current cost of service, which includes a reasonable return on equity, as we have made large investments in these operations since acquisition that are not yet being recovered through the rates we charge. Our contract operations are segmented by contract type into those that are generally larger, stand alone operations ("O&M Services") and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client ("Texas MUD Services").

        Utilities consist of our owned water and wastewater utilities located in California, Alabama, Mississippi and our recently-sold New Mexico utility (see Item 3, "Legal Proceedings" for detailed information on the New Mexico utility sale). Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 92% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for our customers' water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies;

except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year (backward looking). Our Utilities operations are characterized by ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as routine growth from rate increases and new connections.

        Texas Utilities consists of 120 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers' water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch Utilities. The Monarch systems, as well as two smaller systems acquired in 2007, were at various stages of disrepair at the time of acquisition and we continue to spend significant amounts of capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, we have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable return on equity, we expect to aggregate this segment with our Utilities segment.

        O&M Services generally consists of operations that are project-specific contracts with cities, public agencies and private owners. Most contracts are stand alone operations staffed with project specific personnel, with an average contract life of two to three years. Under a typical O&M contract, we charge a fee that covers a specified level of services that include facility operations and maintenance and may include other water or wastewater related services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. If we provide services beyond the scope of a contract, we bill for the additional services on a time-and-materials basis or negotiate a unique price. These operations are largely located in California, Colorado, Alabama, Mississippi, and Georgia.

        Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts ("MUD"). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore, these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 day prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients. No one district represents more than 4% of the overall revenue of this segment.

INDUSTRY OVERVIEW

        The water and wastewater industry generates annual revenue in excess of $70 billion in the United States. The United States Environmental Protection Agency ("EPA") estimates that government-owned systems make up approximately 43% of all water systems and approximately 98% of all wastewater systems. Ownership is highly fragmented, with approximately 54,000 community water systems and approximately 16,000 community wastewater facilities, according to the EPA. The majority of the systems are very small, serving a population of 500 or less.

        Utility ownership has high barriers to entry, including high capital spending requirements and multifaceted regulatory approval processes. The market is characterized by growing regulatory complexity and an aging and deteriorating municipal infrastructure. The EPA estimates that approximately $274 billion of capital spending will be necessary on water systems between 2000 and 2019 to replace aging infrastructure and to comply with quality standards and that approximately $388 billion of capital spending will be necessary on wastewater systems between 2000 and 2019 to replace aging infrastructure and comply with quality standards.

        Industry participants that offer contract services include engineering and consulting companies and numerous other fee-for-service businesses. These include the building and operating of water and wastewater utility systems, system repair services, lab services, sale of water infrastructure and distribution products (such as pipes) and other specialized services. The contract services segment is characterized by aggressive competition and market-driven growth and profit margins.

        We are uniquely positioned in the industry as we are both an active acquirer of utilities and a leading provider of contract operations to other owners of utilities. This enables us to both service the needs of the municipalities, and when appropriate convert those assets to private ownership.

OUR BUSINESS STRATEGY

        Our primary objective is to own and/or operate water and wastewater infrastructure that provides a reliable, cost effective product or service to our clients and customers, while generating industry standard or better margins for our stockholders. We apply two principal strategies in our efforts to continue growing our business and improving our financial performance.

  1.
  Optimize the business model.    In 2007 we began an organizational restructuring to drive efficiencies by reducing divisional management layers and streamlining business processes. These activities have taken time and investment, but we feel they are the foundation of our long-term strategy to drive sustainable efficiency improvements into the Company. These activities are focused in three categories:

  a.
  Focus on core business.    Our core business is to provide water and wastewater service to consumers either through our owned utility systems or for other utility owners under contract. In order to provide clear focus on these core business activities, we have divested non-core, outlying or underperforming assets, and we have exited service businesses that are non-core or that do not support our operating margin objectives. In 2008, we divested an under-performing wholesale wastewater facility and in early 2009, a non-strategic environmental lab. Since 2007, we have exited an electrical contracting business, pipe rehabilitation business and a bookkeeping business. We will continue to assess our assets and services businesses to determine if further divestiture is warranted.

    b.
    Disciplined approach to cost recovery and margins.    In our owned utilities, we work to recover our cost of service, including a reasonable Return on Equity (ROE), as soon as practical by filing rate cases on a regular basis. Each of our utilities has a long-term strategy to address capital investment, growth and timing of rate filings. In our contract service businesses, we perform systematic price reviews on all of our contracts to ensure we are receiving a fair price and are striving to achieve operating margin targets. We intend to continue to renegotiate or exit service contracts that are not achieving these targets. We also seek out projects and scope enhancements that will improve our operating margin profile across the services businesses.

    c.
    Reduced fixed cost structure.    We strive for cost containment across the Company. We have an excellent opportunity to continue to drive down fixed costs over time to benefit both our customers and our shareholders. We began the process of consolidating support functions in 2007 to drive down costs and continued these efforts through 2008. As a result, we have made large investments in our consolidated customer service, financial and information technology systems. In the short term, these investments have driven general and administrative costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

  2.
  Accelerate growth.    We generate growth in each of our business segments by expanding the number of water and wastewater utilities that we own and/or operate. We focus on a geographic radius around our current operations to utilize our contract operations personnel as local management in the region and gain economies of scale. We will evaluate opportunities outside of this radius, but generally only if the opportunity has the scale and economic potential to ensure that we can generate industry standard margins or better by moving into the region.

  a.
  Acquisition of utility assets.    Our primary targeted growth mechanism is to acquire additional utility assets that can rapidly be accretive to the Company. We look to continue acquiring utilities in population growth markets, which are principally in the southern and western US. As a population grows, utility connection count grows, making these assets strategic long-term growth engines. We look to consolidate in regions where our local expertise and knowledge of the region's water and wastewater issues gives us a competitive advantage when bidding for assets. We will look at outlying opportunities as long as they are in a growth market and the utility has an adequate number of connections for the economics to be sufficient.

      Our contract operations segments have been a good source of accretive utility acquisitions over the last five years. Our local relationships and community involvement often lead to SouthWest Water being a natural consideration if or when an owner decides to sell. For example, in 2005, we acquired a wastewater collection and treatment system in the Birmingham, Alabama area that we were operating through our O&M Services segment. This utility was immediately accretive to operations. In January 2008, this team was also instrumental in the purchase of the wastewater collection and treatment system located directly adjacent to the system purchased in 2005. We expect a favorable return on invested capital from both of these acquisitions.

      For additional information about our acquisition activities, see "Acquisitions and Dispositions" in this section.

    b.
    Attain new contracts.    We intend to continue to grow our contract service businesses by bidding for and winning additional service contracts. Our recent awards have convinced us that our new management and bidding procedures can estimate, bid and start up projects at margins that meet our long-term objectives for the business. The mounting regulatory complexity and an aging and deteriorating municipal infrastructure are increasingly becoming challenges for municipalities. Raising large amounts of funds can be difficult, especially for small and medium size cities. In order to meet their capital spending challenges, a growing number of municipalities are examining partnerships with the private sector. We have strategically grown our contract operations in small to medium size cities that are experiencing population growth. We look to expand our operations in geographic regions where we are currently operating to enhance our economies of scale, but will look at opportunities in other markets if they have the scale and economic potential to ensure we can generate industry standard margins or better. We also look to attain contract operations near our owned utilities to enable us to build a larger presence in the region.

BUSINESS SEGMENT PERFORMANCE

        Revenue and operating income, which we define as revenue less the related direct operating expenses, for the three years ended December 31, 2008 were as follows:

Revenue and Operating Income (Loss) by Business Segment

	Years Ended December 31,
	2008		2007 As Restated		2006 As Restated
(In thousands, except percentage data)	Amount	Percent	Amount	Percent	Amount	Percent
Operating revenue:
Utilities	$71,518	32%	$67,042	31%	$63,203	30%
Texas Utilities	34,386	16%	27,591	13%	25,040	12%
O&M Services	40,493	18%	40,922	19%	49,232	23%
Texas MUD Services	74,453	34%	79,321	37%	75,028	35%

Total revenue	$220,850	100%	$214,876	100%	$212,503	100%

Operating income (loss):
Utilities	$14,740		$26,937		$25,814
Texas Utilities	(18,916)		2,258		3,215
O&M Services	(2,881)		(1,369)		(1,484)
Texas MUD Services	(3,115)		2,841		3,097
Corporate	(21,822)		(15,358)		(14,008)

Total operating income (loss)	$(31,994)		$15,309		$16,634

        Additional information about our business segments can be found in Note 16, "Segment Information," included in Part II, Item 8, "Financial Statements and Supplementary Data."

UTILITIES—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

        Our owned water and wastewater utilities, which are the combination of Utilities and Texas Utilities operations, serve a population of more than 475,000 in six states. At December 31, 2008 we had approximately 127,000 active water connections and 38,000 active wastewater connections. The vast majority (approximately 94%) of our connections are to residential customers. The table below shows the revenue for the year ended December 31, 2008 and connection counts by state as of December 31, 2008.

	Revenue	Percent	Water Connections	Percent	Wastewater Connections	Percent
	($ in thousands)
California	$51,865	49%	75,237	60%	—	—%
Texas(1)	34,386	32%	33,641	27%	12,121	32%
New Mexico(2)	10,645	10%	17,376	13%	16,624	44%
Southeast(3)	9,008	9%	280	0%	9,192	24%

Total	$105,904	100%	126,534	100%	37,937	100%

(1)
Includes a small system in Oklahoma

(2)
We sold our New Mexico utility in May of 2009 in settlement of an eminent domain process

(3)
Includes utilities in Alabama and Mississippi

        In this section we discuss the major drivers our utilities must effectively manage. Each region presents unique opportunities and challenges ranging from the local regulatory environment to weather. These drivers present both the opportunity and challenge of managing these utilities. As part of our long-term strategy, we have integrated rate making, operations, capital planning and community involvement to meet the demands of these dynamic market opportunities.

Seasonality

        Our utilities operate entirely in the South and West of the United States. Typically, the second and third quarters of each year account for the highest volume of water consumption when weather tends to be hot and dry. However, drought conditions may result in consumer conservation efforts or water shortages, which can reduce consumption. Conversely, unusually wet conditions may result in decreased customer demand, lower revenue and lower profit. Wastewater revenue is typically linked to consumer water use and is therefore also impacted by usage rates.

        Weather patterns also impact costs. Drought conditions may result in our having to purchase water from costly sources. Rainy seasons can result in inflows into sewer collection systems which increases the amount of wastewater we treat which increases costs.

Water Sources

        Our water utilities are dependent upon a defined source of water supply. In our long-term planning we are always evaluating quality, quantity, growth needs and alternate sources for both good stewardship of our utilities as well as achieving optimal costs in our operations.

        We generally own the land and physical assets used to store, extract and treat source water. Typically, we do not own the water itself, which is held in public trust, but rather hold title to rights granted by federal and state agencies for the allocation of water pursuant to federal, state and local law. Sources of supply are seasonal in nature and weather conditions can have a pronounced effect on supply.

        Our supplies by principal service area are:

  •
  California—obtains more than 60% of its water by pumping water from 18 owned wells and the balance from purchasing water from adjacent municipal and private water purveyors, and from two regional water wholesalers through which we have water rights. Our wells pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin and the Central Basin. We own the rights to pump 13% of the water rights in the Main San Gabriel Basin and 2% in the Central Basin. Source water is stored for use in 32 storage reservoirs prior to distribution.

  •
  New Mexico—obtains 100% of its water by pumping from its six active wells that produce water from the Rio Grande Underground Basin. This water is stored for use in five storage reservoirs prior to distribution. We have established an emergency supply of water available through an interconnection with another water purveyor, for use in the case of a temporary interruption in our New Mexico water supply.

  •
  Texas—obtains more than 80% of its water by pumping from its 272 active wells across the state that draw from several aquifers, primarily the Edwards, Trinity, Gulf Coast and Carrizo Aquifers. Additionally, seven of our systems derive water from surface water sources that supply approximately 10% of our water. Source water is stored for use in 423 storage reservoirs prior to distribution. We have long-term agreements to purchase water from the cities of Austin and Pflugerville, Texas, and other water producers in the Austin, Dallas-Fort Worth and Houston areas.

Water Regulation

        The water supplies available to all of our utilities are subject to regulation by the EPA under the 1996 Federal Safe Drinking Water Act ("US Act"). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels ("MCLs") and filtration of surface water supplies. Our water supplies are also subject to regulation by the following:

  •
  In California, the California Department of Public Health ("CDPH") under the California Safe Drinking Water Act ("Cal Act");

  •
  In Mississippi, the Mississippi Department of Health Services—Water Supply Division;

  •
  In New Mexico, the State of New Mexico Environment Department—Drinking Water Bureau ("NMDWB");

  •
  In Oklahoma, the Department of Environmental Quality ("DEQ"); and,

  •
  In Texas, the Texas Commission on Environmental Quality ("TCEQ").

        The Cal Act and the rules of the CDPH are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the CDPH are more stringent than those of the EPA. In addition to the EPA and the CDPH water quality regulations, our California water utility is also subject to water quality standards that may be set by the California Public Utilities Commission ("CPUC"). The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the CDPH.

        Costs associated with testing of our water supplies have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. We believe that costs associated with the additional monitoring and testing of our water supplies and incremental costs of complying with governmental regulations will be recoverable from ratepayers through future rate increases.

        Both the EPA and the state regulatory agencies have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels below the prescribed MCLs of organic and volatile and semi-volatile organic compounds ("VOCs"), herbicides, pesticides, radionuclides, and inorganic substances are present in water supplied to the public. Our water utilities operators regularly sample and monitor the quality of water being distributed throughout the system. Our utility personnel conduct sampling, testing and inspections at the intervals, locations and frequencies required by EPA and state regulations. Water samples from throughout our water systems are tested regularly by state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The test results are sent to the respective state regulatory agencies. Disinfection and other types of treatment are applied to water supplies as required or needed to safeguard against bacteriological, chemical and other water contaminants. In addition, each of our utilities provides its customers with an annual water quality report that, among other matters, informs them of the sources and quality of the water being provided.

        In California, in addition to water sampling and testing performed by our utility personnel, independent engineers retained by the Watermaster Boards that manage the Main and Central Basins conduct sampling and testing for certain pollutants such as VOCs. The results of the sampling and testing are made available to the CDPH and all water purveyors that produce water from the Main Basin. The cost of such sampling and testing is covered by assessments to the producers in this basin.

        A few surface water systems at our Texas utilities have been in violation of MCLs for Disinfection By-Products ("DBPs") which has resulted, in years prior to 2008, in citations and fines from the TCEQ. Several systems are not in compliance with secondary standards such as chlorides, total dissolved solids, and fluoride. Some of our Texas utilities are older systems and therefore require infrastructure upgrades to maintain regulatory compliance. We have entered into Compliance Agreements and Agreed Orders with the TCEQ under which we have committed to make certain improvements to achieve compliance by a pre-determined deadline. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. The customers in affected areas have been advised of the DBP MCL violations and the corrective actions taken by public notice, direct mail, or the annual Consumer Confidence Report, as required by the TCEQ. We have constructed new treatment facilities, drilled new groundwater wells, interconnected nearby systems, and/or taken other steps to address these compliance issues. We are actively working with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance.

        Drinking water systems have been identified as critical infrastructures and potential terrorist targets. In compliance with the Public Health Security and Bioterrorism Response Act of 2002, PL 107-88, we assessed the vulnerability of our water systems to terrorist attack. This vulnerability assessment was used to determine the risks posed to the water supply system operations, treatment, and distribution systems; identify the water systems' vulnerabilities; provide a prioritized plan for security upgrades, modifications of operational procedures, and/or policy changes to mitigate identified risks to critical assets.

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

Wastewater Regulation

        The provision of wastewater services involves the collection of wastewater from customers' premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste byproduct of the treatment process is disposed of in accordance with state and federal standards. Because each discharge point is different, the requirements for treatment can vary greatly from state to state, site to site. In response to this, our wastewater systems deploy a variety of different technologies and require varying levels of operator certification and training.

        The water discharged from our wastewater facilities is subject to regulations imposed by the EPA under the Clean Water Act of 1972, as amended. We currently have wastewater treatment operations in Alabama, Mississippi, Oklahoma and Texas. In New Mexico we collected wastewater through our system of collection lines and lift stations but it was processed at a municipal treatment facility. The water discharged from our treatment facilities is also regulated by the Alabama Department of Environmental Management, the Mississippi Department of Environmental Quality and the Oklahoma Department of Environmental Quality.

        In Texas, discharge water is also subject to regulation under the TCEQ and the Texas Clean Water Act, as amended. These regulations establish permit limitations for discharging contaminates into natural water bodies. We hold discharge permits as required by the TCEQ and are complying with all monitoring and reporting requirements related to the quality of the discharged water.

        When we acquired our Texas-based Monarch Utilities in 2004, several of its wastewater facilities were not in compliance with TCEQ regulations and, as a result, some discharge violations have occurred that resulted in citations and fines. We have been working cooperatively with the TCEQ and have entered into Compliance Agreements and Agreed Orders with them under which we have committed to make certain improvements to achieve compliance by a pre-determined deadline. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. We are addressing these violations by constructing new treatment facilities, changing existing treatment and/or modifying operations. We are continuing to work with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance.

Water and Wastewater Rates

        Our regulated investor-owned water and wastewater utilities in California, Mississippi, New Mexico, Alabama, Oklahoma and Texas generate operating revenue from customers based on tariffs that are established and updated by state regulators through a rate-setting process. In states where we are regulated by state agencies, the rate-setting process may include public hearings, evidentiary hearings and the submission of evidence and testimony by the utility and interveners. Some state regulators are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the complexity of their rate-making processes and how they reach their final rate determinations. However, in evaluating a rate case, state regulators typically focus on five areas: (i) the amount and prudence of investment in facilities considered "used and useful" in providing service; (ii) the operating and maintenance costs and taxes associated with providing the service (typically by making reference to a representative 12-month period of time, known as a test year); (iii) the appropriate rate of return; (iv) the rate design used to allocate revenue requirements equitably across the customer base; and (v) the quality of service the utility provides, including issues raised by customers.

        State regulators have broad authority, derived from state laws and state constitutions under which they operate, to regulate many of the economic aspects of the utilities that fall within their jurisdiction. For example, they must approve the rates and conditions under which service is provided to customers and have extensive authority to establish rules and regulations under which the utilities operate. Although specific authority might differ from state to state, in most states, these regulators must approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions, transactions between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions, in many instances prior to their completion. The jurisdiction exercised by each regulator is prescribed by state laws and regulations and therefore varies from state to state. Regulatory policies not only vary from state to state, they may change over time. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital.

        Economic regulation of utilities deals with many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of state regulators is to achieve the overall public interest by balancing the interests of customers and the utility and its stockholders. Although the specific approach to economic regulation varies, certain general principles are consistent across the states in which our utilities operate. Based on the United States Constitution and state constitutions that prohibit confiscation of property without due process of law and just compensation, as well as state statutory provisions and court precedent, utilities are entitled to recover, through rates charged to customers, prudent and reasonable operating costs, the cost of infrastructure or capital investment associated with such operating cost as well as an opportunity to earn a reasonable return on capital investment necessary to attract capital. State regulators also accord a utility the exclusive right to serve specific areas, the boundaries of which are delineated in the utility's certificate of public convenience and necessity ("CPCN"). These CPCNs provide investor-owned utilities with protection from competition because they preclude others from providing service in the area approved by the CPCN. In return, the utility undertakes to provide reliable service on a nondiscriminatory basis to all customers within the authorized area.

        Our operating revenue when controlled by state rate making processes is typically based on each utility's cost of service. Certain states utilize full or partial consolidated rate policies, under which all customers within a district, region or area are charged under one rate structure, regardless of how many individual systems are within the district, region or area. The single tariff structure is based on costs that are determined on a district, region or area wide basis, thereby moderating the impact of periodic fluctuations in specific system costs while lowering administrative costs for us and our customers. This is the case with our Monarch Utilities in Texas.

        The process to obtain approval for a change in rates, or rate case, involves filing an application with the state regulator. Rate cases are normally initiated by the utility when necessary to ensure recovery of costs. In California rate applications are filed on a predetermined schedule established by the regulator. Typically a rate case will not be filed, however, unless the current or forecasted future return is below the allowed rate of return currently authorized by the regulator. A state regulator may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return. Rate cases often involve a lengthy and costly administrative process.

        The decisions of regulators and the timing of those decisions can have a significant impact on the operations and earnings of our utilities. Rate cases and other rate-related proceedings can take several months to more than a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and when those costs are reflected in rates. For instance, new capital investment that is not reflected in the most recently completed rate case will generally not be recovered by the regulated subsidiary until the next rate case is filed and approved by the regulator. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital and utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The corporate rate strategy and regulatory affairs team works closely with the management team at each of our utilities to anticipate the time required for the regulatory process and files a rate case with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the authorized rates of return on our invested capital that are permitted by the state regulator.

        Our utilities also pursue methods to minimize the adverse impact of regulatory lag and have worked with state regulators and legislatures to implement a number of approaches to achieve this result. A number of states in which we operate have adopted efficient rate policies, including some form of single tariff pricing, forward-looking test years and pass-through provisions. The forward-looking test year mechanism provides for rates that are contemporaneous with costs and allows us a greater opportunity to earn a fair return on our invested capital. California is a state that has adopted the forward-looking test year mechanism. Also, some of the states in which we operate permit pass-through provisions that allow for changes in certain operating costs, such as purchased power and property taxes, to be passed through to customers outside of a general rate case proceeding.

        Two of our Alabama wastewater utilities have rates established by long-term contracts with local governments and are not regulated by state regulators. These contracts were established with the local governmental agencies at the time the utilities were purchased and provide annual cost escalation rate increases as well as rate increases required to comply with new regulations or specific capital needs.

Capital Expenditures

        Capital expenditures related to water supply, treatment and distribution and wastewater collection and treatment facilities are typically funded by water and wastewater rates. However, in some of our Texas Utilities, we have made large capital expenditures in the systems, primarily to correct compliance and operating issues the systems had prior to our ownership, that are significantly greater than is provided for in their current rates. In 2009, we estimate that Company-wide funding of capital investment will be approximately $25 million. Our capital investment includes both infrastructure renewal programs, where we replace existing infrastructure, as needed, and construction of facilities to meet new customer growth.

Competition

        Our utilities generally do not face direct or indirect competition in providing utility service in our existing markets because (i) we operate within those markets pursuant to CPCNs (or similar authorizations) issued by regulators that preclude others from providing service in the authorized area and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a barrier to market entry. We do face competition from governmental agencies, other investor-owned utilities and strategic buyers in connection with entering new markets and making strategic acquisitions. Consolidation is changing the competitive landscape as small local utilities struggle to meet their capital spending requirements and look to partner with investor-owned utilities. We also face competition in offering utility service to new real estate developers, where we compete with others on the basis of the financial terms we offer for our services, the availability of water and our ability to commence providing services on a timely basis. Our largest investor-owned competitors in entering new markets and making strategic acquisitions, based on a comparison of operating revenue and population served, are American Water Works, Aqua America Inc., United Water (owned by Suez Environment Company S.A.), American States Water Co., California Water Services Group and SJW Corp.

        The CPCNs (or similar authorizations) pursuant to which we operate prevent or limit municipalities from competing with us to provide water and wastewater utility services to our existing customers. However, the potential exists that portions of our utility assets could be acquired by municipalities or other local government entities through one or more of the following methods:

  •
  eminent domain (also known as condemnation);

  •
  the right of purchase given or reserved by a municipality or political subdivision when the original certificate was granted;

  •
  the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its certificate; and

  •
  legislative or regulatory changes to the certificate or its powers.

        The sale price for such a transaction initiated by a local government may be determined consistent with applicable eminent domain law, or the price may be negotiated or fixed by appraisers as prescribed by the law of the state or in the particular franchise or charter.

        We are occasionally subject to condemnation proceedings in the ordinary course of business. On January 19, 2007, the Albuquerque Bernalillo County Water Authority and the City of Rio Rancho, New Mexico filed a petition in New Mexico District Court seeking to acquire, by condemnation, our New Mexico utility through the alleged power of eminent domain. In January 2009 we reached a settlement in these proceedings. See "Item 3. Legal Proceedings" for additional information.

CONTRACT SERVICES—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

        Our contract services businesses, which include both O&M Services and Texas MUD Services segments, are described below. Many of the overall drivers for these two operations are the same, although there are some differences. Although we are operating these utilities on behalf of a governmental agency or industry, the day to day issues are much the same as in our owned utilities operations. However, in contract services, each of these drivers presents an opportunity for us to sell or perform services for our clients.

Seasonality

        Contract service operations are generally not seasonal but can be affected by severe weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Extreme heat can cause cracking and leaks in our client's infrastructure, which increases the amount of time-and-materials service order work performed. Severe weather conditions may also result in additional labor and material costs to us that may not necessarily be recoverable from our various fixed price contracts.

        Revenue from our billing and collection services business is generally not subject to seasonal fluctuations.

Regulation

        Contract service revenue is not subject to regulation. However, we provide contract services which include the operation and maintenance of water supply and wastewater facilities owned by cities, public agencies, municipal utility districts and private entities. The systems we operate are subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters, and our operators must comply with requisite standards.

        In our contracts we typically do not take responsibility for compliance matters that would generally fall on the owner or owner engineer, such as size of plant, appropriate technology, influent water or wastewater conditions. However, in our contracts we generally do accept risk as it specifically relates to operator error or practices. In response to this risk, we implement standard operating procedures and internal compliance reviews. Also, because we are the operator on site, when a compliance issue occurs, regardless of who is at fault, our operators are trained to respond to both the operational situation and associated communication efforts.

Competition

        Contract service operations are characterized by aggressive competition and market-driven growth and profit margins. Competition includes a number of significantly larger companies that provide services on a national and international basis, such as Veolia Environmental, Suez Environment, Severn Trent, CH2MHill (OMI) and American Water Works, as well as regional and local competitors. New contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise.

        While cities themselves are not competitors, we must overcome reluctance on the part of some city officials to outsource their water and wastewater services. However, we are seeing increased interest as the growing regulatory complexity and an aging and deteriorating municipal infrastructure are increasingly becoming a challenge for cities as raising large amounts of funds can be difficult. In order to meet their capital spending challenges, some municipalities are examining partnerships with the private sector.

Types of Contracts

        Our contract operations are segmented by contract type into those that are project specific, stand alone operations (O&M Services) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional amount of each cost center to each client (Texas MUD Services).

O&M Services

        O&M Services contracts are agreements with cities, private entities and investor-owned utilities that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, upgrades and improvements, municipal public works services and/or management, or management of entire water or wastewater systems. At December 31, 2008, we had more than 230 O&M contracts principally located in California, Colorado, Alabama, Mississippi, and Georgia. Under a typical O&M contract, we charge a fee that covers a specified level of services. Services are typically provided evenly throughout the contract period utilizing dedicated personnel and are billed on a monthly basis. Our O&M contracts limit our liability in the event of a major system failure or catastrophic event. If we provide services beyond the scope of a contract, we bill for the additional services. For example, if a major system failure or catastrophic event occurred as the result of flooding, hurricanes, earthquakes, electrical strikes or vandalism, the facility owner usually asks us to provide additional services on a time-and-materials basis.

        Most O&M contracts provide for annual increases based upon inflation and we typically have the right to increase our fixed operations fee if the system experiences customer connection growth beyond a specified level. We may pay certain costs, such as chemical or power expenses. However, the contracts usually provide for reimbursement of these costs.

        In most cases, O&M contracts are cancelable by either party only upon the occurrence of specified events defined as a breach of contract. O&M contracts can have terms ranging from month-to-month to up to 20 years, with the typical duration being two to three years. We have a strong focus on customer service and client satisfaction and our experience has been that over 95% of our O&M contracts are renewed upon expiration.

        Contractual Service Backlog—Revenue included in backlog is generally realized over a multi-year period. O&M contracts typically have durations of two to three years, and the uncompleted remaining portion of these contracts is reflected in backlog. At December 31, 2008, our O&M Services contractual base service fee backlog was $45.2 million compared to $69.4 million at December 31, 2007. Base service fee backlog totaling approximately $20.9 million at December 31, 2008 is expected to be earned during 2009. The drop in backlog was primarily due to exiting of certain underperforming contracts, netted against new awards and renewals.

Texas MUD Services

        A Municipal Utility District ("MUD") is created either administratively or legislatively to operate under the rules of the TCEQ to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. At December 31, 2008, we had more than 350 contracts with over 270 MUDs in the suburbs of Houston, Austin, Dallas and El Paso, Texas. Under a typical MUD contract, we bill a monthly base fee to the MUD to provide a specified level of services. We typically provide water and/or wastewater facility operations and maintenance services, equipment maintenance, meter reading, billing and collection services and customer service functions. We have adopted a fractional business model for our MUD clients. We provide a common team of operators, customer service and billing personnel, allocating contracts a proportional share of each cost center. We usually bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Generally, MUD contracts are cancelable with 30 to 60 days prior notice by either party. Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for many years. For example, many of our MUD contracts have been in existence for over ten years.

        Contractual Service Backlog—Revenue included in backlog is generally realized over a multi-year period. MUD contracts are generally cancelable with 30 to 60 days prior notice, however, if our contracts at December 31, 2008 were to remain with us through December 31, 2009, our Texas MUD Services contractual base service fee backlog would be $64.9 million compared to $73.9 million at December 31, 2007. The drop in backlog was due in large part to the decreased number of contracts.

ACQUISITIONS AND DISPOSITIONS

Acquisitions

        During the five years ended December 31, 2008 and through the date of this report, we have acquired the stock or assets of several businesses that fit our long-term growth goals for our operating segments. We have also disposed of several businesses during the same time frame. Those acquisitions and dispositions that are material to our financial statements are summarized below. During the five-year period we also made 10 additional acquisitions with an aggregate purchase price of $6.9 million and two dispositions with an aggregate sale price of $3.0 million.

Utilities Acquisitions

        Shelby County Alabama Wastewater System.    In September 2005, we acquired the assets of a wastewater collection and treatment system servicing approximately

4,000 connections in Shelby County, Alabama, for $8.6 million in cash. The acquisition allowed us to expand our utility footprint into Alabama. Novus Utilities, the contract operations company in Birmingham Alabama we acquired in March 2005, has operated this facility since 1992 and was instrumental in the acquisition process. This synergy creates operating efficiencies by sharing overhead costs and employee competency in this region.

        Riverview Wastewater System.    In January 2008, we purchased the assets of another wastewater collection and treatment system that services approximately 4,000 residential and commercial connections in a service area directly adjacent to our existing Shelby County, Alabama collection and treatment system. The purchase price of $23.4 million included $22.5 million in cash at closing and $0.8 million of transaction costs.

Texas Utilities Acquisitions

        Monarch Utilities.    In July 2004, we acquired a Texas utility consisting of a collection of rural regulated water systems and wastewater collection and treatment systems serving approximately 21,000 water connections and 3,500 wastewater connections from Tecon Water Holdings, L.P. and renamed the utility Monarch Utilities, Inc. The acquisition expanded our regulated operations in the state of Texas. The aggregate purchase price was $66.3 million, comprised of $47.5 million in cash, $0.9 million of acquisition costs and the assumption of $17.9 million in debt.

        Diamond and Water Services Water Systems.    In May 2007, we acquired all of the stock of two water utilities comprised of 13 separate systems serving an aggregate 2,600 connections in a high population growth area northwest of San Antonio, Texas. The aggregate purchase price for these acquisitions was $5.8 million in cash and $0.9 million of assumed liabilities.

O&M Services Acquisitions

        Novus Utilities.    In March 2005, we acquired the assets of a Birmingham, Alabama-based contract operations company, Novus Utilities,  Inc. This acquisition increased our market presence in the southeastern United States and introduced us to the Birmingham, Alabama area. We paid $2.7 million in cash and assumed $1.1 million of liabilities, which includes $0.6 million of debt, in connection with this acquisition.

Dispositions

        In June 2005, we sold Master Tek International, Inc, our subsidiary that provided utility submetering and billing and collection services to multi-family residential properties. We elected to sell Master Tek because of changes in the submetering market which would have required significant capital investments in future years. We believe growth opportunities involving our core competencies of operating and managing water and wastewater infrastructure exceed those of the submetering business.

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

        Master Tek contributed $8.4 million of revenue during 2004 and $3.7 million during the first six months of 2005 prior to the sale. As a result of the sale, Master Tek is reflected as a discontinued operation in the summary financial data in Item 6 -"Selected Financial Data." The sale of this business, which was part of our contract services business, did not adversely affect the operations of our remaining businesses.

        During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and a note receivable of $0.6 million.

Recent Dispositions

        On January 19, 2007, the Albuquerque Bernalillo County Water Authority ("ABCWA") and the City of Rio Rancho, New Mexico filed a petition in New Mexico District Court seeking to acquire, by condemnation, our New Mexico utility, New Mexico Utilities Inc. ("NMUI"), through the alleged power of eminent domain. In January 2009 we reached a settlement in these proceedings. On May 8, 2009 we received $54.3 million in cash at closing ($60.0 million settlement and $1.3 million escrow release, less $7.0 million retained by ABCWA in settlement of sewer treatment fees). We used $12.0 million of the net proceeds to pay off NMUI bonds and we used the remaining cash proceeds of $42.3 million to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility.

        Effective March 31, 2009, we entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary for $0.5 million in cash paid at close and up to an additional $0.75 million of consideration consisting of 25% of the buyer's quarterly aggregate invoice amounts subsequent to the sale. The sale closed on April 1, 2009.

OTHER INFORMATION

Credit Concentration

        We have no individual customers who accounted for 10% or more of our consolidated revenue during each of the years in the three-year period ended December 31, 2008, or whose loss would have a material adverse effect on our consolidated revenue.

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

Employees

        At December 31, 2008, we employed approximately 1,285 people. Approximately 444 people were employed in Texas MUD Services, 356 in O&M Services, 114 in Utilities, 113 in Texas Utilities and 258 in our corporate office and central support groups. None of our employees are represented under a collective bargaining agreement. We believe relations with our employees are positive.

COMPANY INFORMATION

        We have not filed amendments to any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon. We have made available free of charge through our internet website our current press releases, previously filed current reports on Form 8-K and this annual report on Form 10-K. We will make available, future quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our internet website also contains our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers. Our address is: SouthWest Water Company; 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017-3782. Our telephone number is (213) 929-1800 and our Internet website address is www.swwc.com.

        Information about our executive officers can be found in "Item 10. Directors, Executive Officers and Corporate Governance—Executive Officers of the Registrant."

ITEM 1A.    RISK FACTORS

        You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

        Our operations are focused on our owned utilities and utilities we service under contract that are owned by cities, municipal utility districts and private companies. There are separate risk factors associated with each.

UTILITY BUSINESSES

Weather Conditions

        Rainfall and weather conditions affect the financial results of our utility businesses.

  •
  Most water use occurs during the second and third quarters of each year when weather tends to be hot and dry. Depending on the degree of heat and lack of rain, our marginal costs of water may exceed our marginal revenue as we use higher-cost purchased water to meet customer demand. Therefore, while our revenue may increase, we may experience lower profit margins during periods of peak demand.

  •
  Drought, or conversely, unusually wet conditions, may also adversely impact our revenue and profitability. During a drought, we may experience both lower revenue due to consumer conservation efforts and higher water costs due to supply shortages. Since a relatively high percentage of our water is used for residential landscape irrigation, unusually wet conditions could result in decreased customer demand, lower revenue and lower profit. Consequently, the results of operations for one quarter should not be used to predict the results of future quarters.

Regulatory Environment

        Changes in the regulatory environment, including restrictions on the rates we are allowed to charge customers, may adversely affect our results of operations.

  •
  Our utility subsidiaries are subject to regulation by governmental agencies which establish the rates that we may charge our customers. These rates are intended, in concept, to permit our utilities to recover operating costs and earn a reasonable rate of return. Each state regulatory agency sets the rules and policies that allow our utilities to file applications to increase rates as expenses or investment needs increase. These rules and policies may require that we estimate future expenses or may require that we incur specific expenses before there can be a change in rates. As a result, our revenue and earnings may fluctuate depending on the accuracy of our estimates, timing of our investments or expenses, or other factors. If we were unable to obtain a rate increase that completely offsets the effect of higher costs, we would realize a decrease in our profitability.

  •
  The regulatory agencies may change their rules and policies which may adversely impact our profitability. In some states, regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency. For example, in Alabama the State has enacted new regulations for the discharge of treated wastewater effluent into the Cahaba River. The new standards require us to invest in advanced phosphate removal technology. While we will request the recovery of the cost of these new systems in rate increases, we cannot assure that we will be able to economically meet regulatory compliance for future regulations.

Water Sources

        We have no assured access to water.

  •
  Each of our utilities obtains its water from various sources. The preferred source is pumping water from aquifers within our service areas. In the event that our wells cannot meet the customer demand, we purchase water from surrounding municipalities, agencies and other utilities. However, it usually costs us more to purchase water than to produce it. Furthermore, these alternative sources may not always have an adequate supply to sell us.

  •
  To date, we have been able to produce and purchase enough water to meet our current customer requirements in California, our largest revenue producing state. However, we cannot assure that we will be able to produce or purchase enough water to fully satisfy future customer demand in our California service area. For example, our California utility purchases some water from adjacent water purveyors who secure water from the Metropolitan Water District ("MWD"), especially during times of peak consumption. MWD receives water from both the California aqueduct system and the Colorado River. In 2003, the US Department of the Interior restricted the amount of water that California may receive from the Colorado River. In August 2007, the California Department of Water Resources, the operator of the California aqueduct system, was issued a court order to reduce by one-third the amount of water it draws from the Sacramento-San Joaquin Delta to protect endangered fish. Additionally, the aqueduct levees have recently come under scrutiny and there is a risk of failure in the event of a natural disaster. These events may impact the amount of water that the MWD can provide to its customers in the future and the price of that water.

  •
  In Texas, many of our small utility systems rely on groundwater supply sources. Central Texas has been experiencing a severe drought since 2004. This drought has lowered ground water tables in nearby aquifers which has resulted in lower yields from the supply wells. This has caused us to limit supply to some customers by restricting water use. In some cases we have had to truck in water to fill operating storage tanks to support depleted supply.

  •
  We are currently examining various options to increase our available water supply in California and Texas. These options include drilling new wells, adding connections to other water purveyors and constructing water treatment facilities. We cannot assure that the results of drilling the wells will be successful, that we will be able to obtain necessary permits to add new supply lines and connections, or that we will be able to obtain regulatory or legislative approval to operate new water treatment facilities.

  •
  We can make no guarantee that we will always have access to an adequate supply of water that will meet all quality standards, or that the cost of our water will not adversely affect our operating results.

Environmental and Water Quality Risks

        We are subject to environmental risks and may not be able to provide an adequate supply of water to our customers.

  •
  Improved detection technology, increasingly stringent regulatory requirements and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality. We cannot assure that we will be able in the future to reduce contaminants in our wells to acceptable levels at a commercially reasonable cost or at all.

  •
  Standards that we must meet are constantly changing and becoming more stringent. While we may request rate increases to recover the cost of complying with standards that may be enacted in the future, we cannot assure that we will be successful in obtaining those rate increases.

  •
  Contamination of our water sources by third parties may adversely affect our operations. Our water sources are susceptible to contamination. We may not be able to recover costs incurred or revenue lost due to such contamination. Additionally, contamination exposes us to environmental liabilities, claims and litigation costs.

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

Condemnation through Eminent Domain

        The assets of our utilities businesses are subject to condemnation through eminent domain.

  •
  Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized movements may arise from time to time in one or more of the service areas in which our utilities businesses operate to convert our assets to public ownership and operation through the governmental power of eminent domain. Should a municipality or other government subdivision seek to acquire our assets through eminent domain, we may resist the acquisition. Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of the management of the affected utilities from the operation of its business.

SERVICE BUSINESSES

Contract Cancellations

        Some of our operations and maintenance contracts may be canceled upon limited notice, reducing our revenue and service backlog.

  •
  Our service businesses revenue backlog consists of new and existing contracts. We include new contracts in the backlog when we have a signed contract. Revenue included in our backlog may be realized over a multi-year period. The contracts signed by our service businesses typically have durations of two to three years and some are cancelable with 30 to 60 days prior notice. The uncompleted portion of base revenue for these existing contracts is reflected in the backlog. Although our service businesses tend to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract. The inability to renew existing contracts could have a material adverse impact on our service businesses. In addition, a municipality could cancel a long-term contract without notice. This would result in loss of revenue and operating profits and may result in litigation if a breach of contract occurs.

Environmental and Water Quality Risks

        Our service businesses are subject to environmental and water quality risks.

  •
  We operate facilities on behalf of our clients under contract. These facilities must be operated in accordance with various federal and state water quality standards. We also handle certain hazardous materials at these facilities, such as chlorine gas and hydrogen sulfide. Any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. We cannot assure that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

Competition

        We operate in a competitive market.

  •
  Our service businesses compete with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts.

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

  •
  Because we are selling our services in a political environment, we are subject to changing trends and municipal preferences. In the United States, municipalities own and municipal employees operate many water and wastewater systems. A significant portion of our service businesses' marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. The existing political environment means that decisions are based on many factors, not just economic factors.

Escalating Costs

        Our operating costs, construction costs and costs of providing services may rise faster than our revenue.

  •
  Many of our contracts with municipalities include contractual price increases tied to national consumer price indices. However, our costs are subject to market conditions and other factors, which may increase significantly higher than a generalized price index. The largest component of our operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general liability insurance, workers' compensation insurance, employee benefits and health insurance costs. These costs may increase at rates higher than the applicable general price index based on our actual claims incurred experience and therefore may result in a material adverse effect on our future results of operations.

Weather Conditions

        Events such as heavy rain, hurricanes, tornadoes and floods may affect our results of operations.

  •
  Our service businesses contract operations can be impacted by heavy rainfall which may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

  •
  Severe weather conditions, such as hurricanes, tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our firm, fixed-price O&M contracts, and therefore may adversely impact our results of operations.

OTHER RISK FACTORS

Internal Control Weaknesses

        We have identified material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

  •
  As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses and concluded that our internal control over financial reporting was not effective at December 31, 2008. For a detailed description of these material weaknesses, see Part II, Item 9A, "Controls and Procedures." Each of our material weaknesses result in the likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform additional work at additional expense to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, we can not assure that additional financial statement errors will be prevented or detected or that in the future other material weaknesses may not be identified.

        We have work remaining to remedy the material weaknesses in our internal control over financial reporting.

  •
  We are in the process of developing and implementing remediation efforts for the identified material weaknesses, and this work will continue during fiscal year 2009 and after. There can be no assurance as to when the remediation plan will be fully developed, when it will be implemented and the aggregate cost of implementation. Until our remedial efforts are completed, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, there will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. We will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external technical advisors, to fairly state our financial statements in all material respects. However, we can not assure that these interim controls will be sufficient to assure that all errors will be detected.

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

  •
  We failed to comply with our debt covenants at December 31, 2008. By working with our syndicate of lenders, we have put into place an amendment to our credit agreement which cures this issue. However, we can not assure that we will not need to negotiate further amendments with our banking syndicate. These amendments can be costly and could negatively impact our profitability and, if not obtained, the liquidity of the Company.

Capital Resources

        Our capital resources may restrict our ability to operate and expand our business.

  •
  We may be unable to renew our credit facilities when they expire. We may be unable to execute additional financing alternatives at terms that we find acceptable. If we are unable to renew our existing lines of credit, or if we are unable to execute additional financing alternatives, our capital spending could be reduced, delayed or eliminated and any future acquisitions could also be delayed or eliminated, which could negatively impact our revenue, revenue growth and profitability.

  •
  We have a capital planning process that evaluates our capital needs. We believe the plan is adequate at this time to fund our capital spending. However, we can not assure that conditions will not change that will make this plan insufficient which could result in the need for our capital spending to be reduced which could negatively impact our revenue, revenue growth and profitability.

  •
  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Contractual Commitments and Indemnities" for additional information with respect to our credit facilities.

Capital Market Transactions

        We were unable to timely file our required SEC filings for the September 30, 2008 and March 31, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on Form 10-K. As a result, this has adversely affected our eligibility to use Registration Statements on Form S-3 for registration of our securities with the SEC. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of our inability to use Form S-3, we will have to meet more demanding requirements to register securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could also be narrowed. We are required to continue to suspend our Dividend Reinvestment and Direct Stock Purchase Plans for one year from the time our re-audited and restated financials are filed with the SEC and we are compliant with all timely filings.

        Because of our late filings, NASDAQ has issued Staff Deficiency Letters indicating our non-compliance with NASDAQ Marketplace rules requiring compliance with SEC reporting obligations. The Company has explained the circumstances of the late filings and described our plan for regaining compliance at a hearing with NASDAQ. On July 1, 2009, the Company was notified that the NASDAQ had granted the Company's request to extend the current filing compliance deadline to August 31, 2009. However, if our shares are not listed on NASDAQ, stockholders will likely face decreased liquidity and it will be more difficult for us to raise capital.

Stock Price Fluctuations

        Our common stock, which is traded on the NASDAQ, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in our industry could cause the price of our common stock to fluctuate substantially. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. We can provide no assurance that our share price will remain stable on a going-forward basis. Additionally, extended stock price declines could have an impact on our goodwill impairment analysis.

Information Technology

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

Uninsured Risks

        We retain certain risks not covered by our insurance policies. We evaluate our risks and insurance coverage annually. Our evaluation considers the costs, risks and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings. We cannot assure that we will not face uninsured losses pertaining to the risks we have retained or that such uninsured losses will not affect our financial condition, liquidity and results of operations.

Geographic Diversity

        Our operations are subject to certain risks due to their location. We own or operate water and wastewater facilities in numerous locations in numerous states and, consequently, we are subject to widely differing weather, political, water supply, labor supply, utility cost, regulatory, economic and other local risks in the areas we service. We cannot control these local risks.

We have been named in litigation that may adversely affect our financial condition, results of operations and cash flows.

        We are defendants in several securities class action lawsuits. These lawsuits are described in Part I, Item 3, "Legal Proceedings." Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

General economic conditions may adversely affect our financial condition and results of operations.

        A general economic downturn such as the one the U.S. economy is currently experiencing may lead to a number of impacts on our business that may affect our financial condition and results of operations. Such impacts may include: a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest; a decline in usage by industrial and commercial customers as a result of decreased business activity; an increased incidence of customers' inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow; a lower natural customer growth rate due to a decline in new housing starts; and a decline in the number of active customers due to housing vacancies or abandonments.

We depend significantly on the services of the members of our management team, and the departure of any of those persons could cause our operating results to suffer.

        Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of key members of our management team or the inability to hire and retain experienced management personnel could harm our operating results.

Risks associated with potential acquisitions or investments may adversely affect us.

        We may continue to seek to acquire or invest in additional regulated water or wastewater systems, including by acquiring systems in markets in the United States where we do not currently operate. These possible transactions may result in:

  •
  incurrence of debt and contingent liabilities;

  •
  failure to have or to maintain effective internal control over financial reporting;

  •
  fluctuations in quarterly results;

  •
  exposure to unknown risk and liabilities, such as environmental liabilities; and

  •
  other acquisition-related expenses.

        We may also experience difficulty in obtaining required regulatory approvals for acquisitions, and any regulatory approvals we obtain may require us to agree to costly and restrictive conditions imposed by regulators. There may be difficulties integrating new businesses, including bringing newly acquired businesses up to the necessary level of regulatory compliance, retaining and integrating key personnel, achieving strategic objectives and integrating acquired assets and technological systems. The demands of identifying and transitioning newly acquired businesses or pursuing investment opportunities may also divert management's attention from other business concerns and otherwise disrupt our business. Any of these risks may adversely affect our financial condition, results of operations and cash flows.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders

        Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors' consent, for at least three years from the date they first hold 15% or more of the voting stock.

Dividends

        Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors. Many of the risk factors noted above could have an impact on our ability to declare and pay future dividends.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

FACILITIES

Administrative Offices and Warehouse Space

        We lease administrative office and warehouse space at 22 locations in Alabama, California, Colorado, Georgia, Mississippi, New Mexico and Texas. These office and warehouse facilities total approximately 226,000 square feet. In addition, we own administrative and warehouse space at three locations in Alabama and Texas. The facilities we own total approximately 38,600 square feet of office space. We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth. The majority of our operations do not require uniquely specialized facilities, and we believe that additional or alternative space is available, if required, at reasonable prices. We may relocate some of our facilities as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

Property, Plant and Equipment

        Our utility segments utilize the majority of our property, plant and equipment. Property, plant and equipment, net of accumulated depreciation, at December 31, 2008, was as follows:

Property, Plant and Equipment, Net	December 31, 2008
(In thousands)
Combined utilities segments:
California	$119,700
Texas	140,531
New Mexico	104,354
Alabama	40,496
Mississippi	27
Oklahoma	428

Total utilities segments	405,536
Service segments	7,607
Corporate	16,108

Total property, plant and equipment, net	$429,251

Water Production and Distribution Systems

        Our utility subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utilities have rights-of-way and easements in their service areas necessary to provide water services. Water production and distribution facilities held by our utilities at December 31, 2008 were as follows:

Water Production, Treatment and Distribution Systems	California	Texas(1)	New Mexico	Mississippi
Water treatment plants	1	9	3	1
Transmission and distribution mains (in miles)	852	1,013	245	7
Storage reservoirs	32	386	5	1
Storage reservoir capacity (in million of gallons)	74	14	12	—
Active wells	18	233	6	2
Approximate groundwater pumping capacity (MGD(2))	60	37	26	1
Approximate surface water capacity (MGD(2))	—	4	—	—

(1)
Includes the small utility we own in Oklahoma which we operate as part of our Texas utilities.

(2)
Million gallons per day.

Wastewater Facilities

        We also own and operate wastewater collection and sewage treatment systems. These utilities also have rights-of-way and easements in their service areas necessary to provide their services. Wastewater collection and sewage treatment facilities held by our utilities at December 31, 2008 were as follows:

Wastewater Collection and Sewage Treatment Systems	Texas(1)	New Mexico(2)	Alabama	Mississippi
Wastewater treatment plants	15	—	11	1
Interceptor and collection lines (in miles)	205	189	215	9
Lift stations	45	5	194	4
Approximate wastewater treatment capacity (MGD(3))	4	—	11	1

(1)
Consists of 15 separate collection and treatment systems including one in Oklahoma which we include as part of Texas Utilities.

(2)
Wastewater is treated at a city-owned facility.

(3)
Million gallons per day.

CAPITAL EXPENDITURES, REPAIRS AND MAINTENANCE

        Capital investments in our water and wastewater utilities are an important and ongoing need of the Company. The capital investment is needed for several reasons; 1) to comply with regulations, existing and new, 2) to remove and replace aging infrastructure, 3) to create capacity for new growth, 4) to improve and enhance reliability and security and, 5) to provide improved customer service and functionality. Our capital program for the reported periods includes investments in all of these categories. The ongoing need for capital presents a challenge with regards to timing and total cost of projects. We review and establish a capital budget on an annual basis. The plan is modified through the year due to changes in circumstances. We intend to continue our capital expenditure programs of constructing and replacing reservoirs, wells and transmission and distribution lines in future years as needed and as approved by the regulating authorities.

        Our employees perform normal maintenance and construction work while major construction projects are normally performed by general contractors. Ongoing repairs and maintenance expenses for our two utilities segments, expressed in dollars spent as well as the related percentage of the our two utilities segments' revenue, as well as consolidated capital expenditures for the three years ended December 31, 2008 were as follows:

Utility segments—Repairs and Maintenance Expenses	Amount	Percent of Segment Revenue
	(In thousands, except percentage data)
Repairs and maintenance expense (Utilities Segments):
2008	$4,184	4%
2007	$4,408	5%
2006	$4,617	5%
Capital expenditures (Consolidated):
2008	$33,650
2007	$34,937
2006	$36,646

MORTGAGES AND LIENS

        Virtually all of our California utility's property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended (the "California Indenture"), securing our California utility's First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to its parent company, SouthWest Water. Our California utility pays regular quarterly dividends to SouthWest Water. At December 31, 2008, our California utility was in compliance with the dividend limitations mandated by the California Indenture.

        Virtually all of our New Mexico utility's property was subject to the lien of an Indenture of Mortgage and Deed of Trust dated February 14, 1992, as amended (the "New Mexico Indenture"), securing our New Mexico utility's First Mortgage Bonds. The New Mexico Indenture contained certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and other restrictions, including limitations on the amount of cash dividends that our New

Mexico utility may pay to SouthWest Water. Our utility in New Mexico paid regular quarterly dividends to SouthWest Water. At December 31, 2008, our New Mexico utility was in compliance with dividend limitations mandated by the New Mexico Indenture. On January 29, 2009, we entered into a Settlement, Arbitration Award, and Acquisition Agreement whereby we sold the New Mexico utility's property. We used the proceeds from the sale to retire the related First Mortgage Bonds. The sale is addressed below in more detail, under the heading "Legal Proceedings—New Mexico Utilities, Inc."

        Substantially all of the assets of our Texas-based Monarch Utilities are pledged as security for its term loans. In addition, a wastewater treatment facility we own and operate is pledged as security for economic development revenue bonds issued by the city of Keystone, South Dakota, to finance the construction of that facility.

        For additional information, see our consolidated financial statements and the accompanying notes to the financial statements included in this report.

ITEM 3.    LEGAL PROCEEDINGS

NEW MEXICO UTILITIES, INC.

        New Mexico Utilities, Inc. ("NMUI"), one of our wholly-owned regulated utilities, had an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the "ABCWUA"), whereby the ABCWUA treated the effluent from NMUI's wastewater collection system for a fee. The treated effluent is returned to the Rio Grande River creating return flow credits. Return flow credits supplemented NMUI's existing water rights, by reducing the number of water rights needed to offset depletion requirements under NMUI's pumping permit.

        In August 2004, the ABCWUA increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases since 1973. We believed the increase violated the terms of a 1973 written agreement between the parties. Subsequently, the ABCWUA also claimed ownership of the return flow credits. On September 13, 2004, we filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the "Court"), requesting that the Court settle these disputes. In a letter ruling dated May 2, 2007, the Court ruled that the ABCWUA could use a new formula to set fees for NMUI. We filed a motion for reconsideration and that motion was denied on October 2, 2007. The Court did not rule on whether the new rate was appropriate; and made no determination as to any amount NMUI may owe to the ABCWUA, and did not rule on the ownership of the return flow credits.

        Additionally, the ABCWUA had asserted that NMUI owed to the ABCWUA an amount of approximately $800,000 related to back payments, penalties and interest arising from an alleged underpayment by NMUI for three years for its discharge of effluent through an unmetered second connection between NMUI and the ABCWUA. The claim was contested by NMUI. On October 29, 2008, the matter was settled by a one time payment by NMUI to the ABCWUA of $500,000.

        The New Mexico Public Regulation Commission (the "NMPRC") ruled that NMUI may commence billing its customers for a portion of the sewer fee increase and hold the collected amounts in escrow ("Rate Rider Escrow"), pending a final court decision.

        In addition, on January 19, 2007, the ABCWUA and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as defendants, in the Court (the "Petition"). The Petition sought to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleged that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. We contested the Petition.

        In October of 2008, we attempted to settle the sewer rate and return flow credit issues with an $8.0 million cash offer. The settlement offer was not accepted by ABCWUA.

        On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the "Agreement") to resolve all outstanding claims, demands and existing lawsuits between them. Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of eminent domain proceedings. The Agreement closed on May 8, 2009 (the "Closing"). In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of: (i) $60 million; (ii) an amount equal to the NMUI accounts receivable at the date of Closing; and (iii) an amount equal to the unbilled services at the date of Closing.

        NMUI also received the right to receive an amount equal to 7/8th of the total Rate Rider Escrow Funds deposited from the period from November 27, 2007 through January 12, 2009 for proceeds of $1.3 million. The remaining Rate Rider Escrow Funds deposited through January 12, 2009 shall be released to NMUI for transfer to the ABCWUA to fund customer bill credits or refunds. NMUI also received reimbursement from the Rate Rider Escrow Funds for amounts paid to the ABCWUA for the period January 13, 2009 through the date of Closing.

        In addition, the settlement resolves all other legal issues between NMUI and ABCWUA including the dispute over the sewer fee the ABCWUA charged NMUI for the treatment of wastewater and the ownership of the return flow credits from that treated wastewater, as well as all other disputed amounts of the ABCWUA. As part of the settlement, NMUI agreed to pay $7.0 million to the ABCWUA at the time of closing to resolve the sewer fee issue. This amount was accrued at December 31, 2008.

        Net cash proceeds from settlement were $54.3 million. Substantially all of the utility plant assets of NMUI were pledged as collateral of $12.0 million in first mortgage bonds with an original maturity of 2024. We repaid in full the outstanding borrowings under the related bonds, and used the remaining cash proceeds of $42.3 million to pay any unassumed liabilities of NMUI and pay down our revolving credit facility.

INVESTIGATIONS

        On May 18, 2005, the Environmental Protection Agency ("EPA") executed a search warrant at our Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. We have cooperated fully with the EPA's investigation and have provided the records requested. We remain in close cooperation and coordination with EPA's counsel in an attempt to resolve the matter favorably. In April 2009, we submitted to the EPA a formal request that the EPA not pursue criminal sanctions against the Company. No amounts have been accrued related to the proposed settlement or any potential fines, penalties or other liabilities.

        We received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the "Board"). The letter indicates that the Board has conducted an investigation of the operations of a subsidiary of the Company with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary's status as a contract operator in California. Since receipt of the letter, we have conducted an internal investigation and worked in cooperation with the Board to resolve the matter favorably. The Board has made an offer of settlement, assuming that we implement an acceptable compliance program that would, among other things, require us to pay fines and penalties in the sum of $1.25 million which has been fully accrued at December 31, 2008. We are still in discussions with the Board to negotiate that offer further.

CLASS ACTION LITIGATION

        Perring v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases: On November 26, 2008, an alleged purchaser of the Company's stock filed an alleged securities class action lawsuit in the United States District Court for the Central District of California. The complaint generally alleges that from May 10, 2005 through November 9, 2008, we made false statements or omitted to state facts necessary to make our disclosures not misleading. Five additional and substantially similar cases were filed in the same court. On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs. On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel. Pursuant to stipulation, the lead plaintiff has up to and including the later of 60 days after the appointment of lead plaintiff or the filing of the restated financial statements to file a consolidated complaint. We will have 60 days to answer or move to dismiss the consolidated complaint.

DERIVATIVE LITIGATION

        Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases): On January 2, 2009, an alleged shareholder of the Company filed a shareholder derivative case on behalf of the Company, alleging breach of fiduciary duty arising from our announcement of our intent to restate financial statements against certain of the Company's present and former members of our Board of Directors. Two additional, substantially similar cases were filed. Stipulations were entered extending the time to respond to the complaints. On April 23, 2009, the court found that the three derivative suits were "complex" and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009. On April 30, 2009, the parties submitted a stipulation for court approval that would consolidate the cases, appoint a lead plaintiffs' counsel, give plaintiffs 60 days from the order consolidating the cases to file a consolidated complaint and give us and the other defendants 60 days to respond to the consolidated complaint.

OTHER MATTERS

        We and our subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. We believe the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        The following table shows the range of market prices of SouthWest Water's common stock. Our common stock is traded on The NASDAQ Stock Market LLC under the symbol SWWC. There were 3,203 stockholders of record at March 31, 2009.

        The prices shown reflect the high and low sales prices for our common stock.

	Stock Price Range
			Cash Dividend
	High	Low
Year Ended December 31, 2007:
First Quarter	$15.25	$12.10	$0.0576
Second Quarter	15.06	12.21	0.0576
Third Quarter	16.41	12.35	0.0576
Fourth Quarter	13.10	11.53	0.0600
Year Ended December 31, 2008:
First Quarter	12.75	10.52	0.0600
Second Quarter	11.62	9.87	0.0600
Third Quarter	13.40	9.41	0.0600
Fourth Quarter	12.56	2.67	0.0250

DIVIDEND POLICY

        Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors. Our current quarterly dividend rate is $0.025 per share of common stock.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total return to holders of the Company's common stock during the five most recent fiscal years versus the cumulative total return during the same period achieved by the 11 publicly held water utilities ("Water Utility Index") and that achieved by the Standard & Poor's 500 Stock Index on December 31st of each year. The comparison assumes an initial investment of $100 made on December 31, 2003 in each of the Company's common stock, the Water Utility Index and the Standard & Poor's 500 Stock Index. The cumulative total returns assume the reinvestment of all dividends. The historical stock performance reflected in the graph is not necessarily indicative of future stock performance.

	Current Value of a December 31, 2003 Investment in:
				Price of:
		S&P 500 Composite	Water Utility Index
	SWWC			SWWC	S&P 500
December 31, 2003	$100.00	$100.00	$100.00	$10.86	$1,112
December 31, 2004	119.79	110.88	116.59	12.81	1,212
December 31, 2005	135.99	116.32	155.57	14.31	1,248
December 31, 2006	132.76	134.69	160.64	13.76	1,418
December 31, 2007	122.98	142.09	152.11	12.52	1,468
December 31, 2008	32.36	89.52	134.17	3.22	903

Notes:

(1)
Assumes that dividends are reinvested.

(2)
Includes the impact of stock splits and stock dividends.

(3)
Water Utility Index includes ARTNA, AWR, AWK, CTWS, CWT, MSEX, PNNW, SWWC, SJW, WTR and YORW weighted for market capitalization.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        Information relating to securities authorized for issuance under equity compensation plans will be set forth under the caption "Equity Compensation Plan Information" in Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables include selected summary financial data for each of our last five fiscal years. As discussed in Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements," our financial statements for the years ended December 31, 2007 and 2006 have been restated and the data below should be read in conjunction with Part II, Item 8, "Financial Statements and Supplementary Data," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). Our financial information for fiscal years ended December 31, 2005 and 2004 have also been restated for matters similar to those described in Note 2, "Restatements of Consolidated Financial Statements," but have not been re-audited. We have not filed amendments to any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

	Years Ended December 31,(1)
(In thousands, except ratio and per share data)	2008	2007 As Restated		2006 As Restated		2005 As Restated		2004 As Restated
Summary of Income Statement Data:
Operating revenue	$220,850	$214,876		$212,503		$193,304		$177,083
Impairment of goodwill and other long-lived assets	26,929	1,768		—		—		—
Operating income (loss)	(31,994)	15,309		16,634		12,623		4,828
Income (loss) from continuing operations	(31,053)	4,948		6,008		3,058		(178)
Income (loss) from discontinued operations	(864)	(3,359)		(35)		(3,455)		537
Cumulative effect of change in accounting principle, net of tax	—	—		273		—		—
Net income (loss)	(31,917)	1,589		6,246		(397)		359
Net income (loss) applicable to common stockholders	(31,941)	1,565		6,222		(421)		335
Ratio of earnings to fixed charges(2)
Ratio	—	1.55	x	1.70	x	1.34	x	—
Deficiency	$40,986	$—		$—		$—		$772

	Years Ended December 31,(1)
	2008	2007 As Restated	2006 As Restated	2005 As Restated	2004 As Restated
Per Common Share Data:
Earnings (loss) per common share:
Continuing operations:
Basic	$(1.27)	$0.21	$0.26	$0.15	$(0.01)
Diluted	(1.27)	0.20	0.26	0.15	(0.01)
Cumulative effect of change in accounting principle:
Basic	—	—	0.01	—	—
Diluted	—	—	0.01	—	—
Discontinued operations:
Basic	(0.04)	(0.14)	0.00	(0.17)	0.03
Diluted	(0.04)	(0.14)	0.00	(0.17)	0.03
Applicable to common stockholders:
Basic	(1.31)	0.07	0.27	(0.02)	0.02
Diluted	(1.31)	0.06	0.27	(0.02)	0.02
Cash dividends per common share	0.20	0.23	0.21	0.20	0.18
	Years Ended December 31,(1)
(In thousands)	2008	2007 As Restated	2006 As Restated	2005 As Restated	2004 As Restated
Balance Sheet and Other Data:
Additions to property, plant and equipment	$33,650	$34,937	$36,646	$32,640	$22,975
Total assets	527,207	504,124	466,616	427,078	402,451
Total debt(3)	192,791	147,920	130,895	127,600	119,277
Stockholders' equity	113,800	146,754	145,595	127,895	114,291

(1)
Reflects historical selected consolidated financial statement data derived from the audited consolidated financial statements and related notes, reclassified to present Master Tek, which was sold during 2005, as a discontinued operation. Also reflects the results of operations and financial position of companies acquired for all periods subsequent to their respective acquisition dates. See "Item 1. Business—Significant Acquisitions and Dispositions" for additional information.

(2)
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

(3)
Total debt is defined as total borrowings under bank lines of credit and long-term debt, including current maturities.

Summary Financial Impacts of Restatements

        The following table presents "as restated" and "as previously reported" summary financial data for revenue, operating income, income from continuing operations, loss from discontinued operations, net income (loss), net income (loss) applicable to common stockholders and earnings (loss) per share data for the fiscal years 2004 to 2007 (in thousands, except per share data):

(In thousands)	Revenue	Operating income	Income (loss) from continuing operations	Income (loss) from discontinued operations	Net income (loss)	Net income (loss) applicable to common stockholders	Earnings (loss) per common share— basic	Earnings (loss) per common share— diluted
Year ended December 31, 2007
As previously reported	$217,347	$2,859	$(5,020)	$(3,026)	$(8,046)	$(8,070)	$(0.33)	$(0.33)
Restatement adjustments	(2,471)	12,450	9,968	333	9,635	9,635	0.40	0.39

As restated	$214,876	$15,309	$4,948	$(3,359)	$1,589	$1,565	$0.07	$0.06

Year ended December 31, 2006
As previously reported	$218,802	$22,419	$10,009	$(681)	$9,399	$9,375	$0.41	$0.40
Restatement adjustments	(6,299)	(5,785)	(4,001)	646	(3,153)	(3,153)	(0.14)	(0.13)

As restated	$212,503	$16,634	$6,008	$(35)	$6,246	$6,222	$0.27	$0.27

Year ended December 31, 2005
As previously reported	$197,604	$18,474	$7,971	$(5,572)	$2,399	$2,375	$0.11	$0.11
Restatement adjustments	(4,300)	(5,851)	(4,913)	2,117	(2,796)	(2,796)	(0.13)	(0.13)

As restated	$193,304	$12,623	$3,058	$(3,455)	$(397)	$(421)	$(0.02)	$(0.02)

Year ended December 31, 2004
As previously reported	$179,420	$11,394	$5,004	$(470)	$4,534	$4,510	$0.24	$0.23
Restatement adjustments	(2,337)	(6,566)	(5,182)	1,007	(4,175)	(4,175)	(0.22)	(0.21)

As restated	$177,083	$4,828	$(178)	$537	$359	$335	$0.02	$0.02

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") is intended to help the reader understand the results of operations and financial condition of SouthWest Water. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this report. The MD&A also contains forward-looking statements. See "Forward-Looking Statements" on page 1 of this report for additional information.

OVERVIEW

        SouthWest Water's principal business activity is to operate and maintain water and wastewater infrastructure. Through our operating subsidiaries, we own 132 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

        In the past ten years, we have completed over 19 acquisitions of both utility and contract service businesses. These acquisitions operated largely independent of each other, resulting in a complex business structure with varying business practices. In 2006, our Board of Directors appointed a new Chief Executive Officer to, among other things, review Company operations and plan for future growth. Beginning in 2007, we implemented changes to better integrate the various segments of the business. In 2007 and 2008, we made a major change to how we operate; we consolidated many of the departments that provide common support functions such as environmental health and safety, our financial and accounting services, information technology and our customer call center. These consolidated departments allocate their costs to each operating segment. In 2008, our operations were divided into four operating segments to better focus the distinct strategies of each of our operating businesses. Each segment has imbedded in it the direct operating cost and infrastructure to deliver its plan, relying upon the allocated common support functions discussed above. Each operating segment is led by a Managing Director and a Financial Director. We believe this management structure brings both direct operational and financial management accountability to each of the operations.

        As a result of this reorganization, we now have four reporting segments. We separate our segments first by whether we own the utility or we provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations ("Utilities"). In our financial statements we report our Texas Utilities operations ("Texas Utilities") as a separate segment because of different economic characteristics. This is principally because the Texas Utilities predominantly under-recovered their current cost of service, which includes a reasonable return on equity, as we have made large investments in these operations since acquisition that are not yet being recovered through the rates we charge. Our contract operations are segmented by contract type into those that are generally larger, stand alone operations ("O&M Services") and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client ("Texas MUD Services").

        Utilities consist of our owned water and wastewater utilities located in California, Alabama, Mississippi and our recently sold New Mexico utility (see Item 3, "Legal

Proceedings" for detailed information on the New Mexico utility sale). Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 92% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer's water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies; except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year (backward looking). Our Utilities operations are characterized by ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as routine growth from rate increases and new connections.

        Texas Utilities consists of 120 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers' water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch Utilities. The Monarch systems, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant amounts of capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, we have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable return on equity, we expect to aggregate this segment with our Utilities segment.

        O&M Services generally consists of operations that are project-specific contracts with cities, public agencies and private owners. Most contracts are stand-alone operations staffed with project-specific personnel, with an average contract life of two to three years. Under a typical O&M contract, we charge a fee that covers a specified level of service that includes facility operations and maintenance and may include other water or wastewater related services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. If we provide services beyond the scope of a contract, we bill for the additional services on a time-and-materials basis or negotiate a unique price. These contracts are largely located in California, Colorado, Alabama, Mississippi, and Georgia.

        Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts ("MUD"). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore, these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service;

usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 day prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients. No one district represents more than 4% of the overall revenue of this segment.

Impacts to Results of Operations 2006-2008

        Utilities & Texas Utilities:    Our utilities segments' results of operations are generally influenced by a variety of factors that are similar between the two segments and the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section herein. As we review and discuss performance, the general areas of impact we evaluate are as follows:

  •
  Growth Related:  Growth in our utilities segments is generally characterized by the following drivers; 1) growth in the number of connections served within existing utility certified service areas, or 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built out system that does not generally see much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction in 2006 (ranging from 2% to 8% annual growth), but saw this growth significantly decline in 2007 and in 2008 this growth averaged less than 1% across all systems. Growth through acquisitions was most significant in 2008 with the acquisition of a 4,000 connection wastewater utility system in Alabama in early 2008 as well as the full year impacts of some smaller acquisitions made in Texas in 2007.

  •
  Rate Related:  Each of our utilities will increase rates from time to time as allowed by the regulator or governing contract, to recover expenses and realize a return on invested capital. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. In 2008, we were actively pursuing rate increases in our California, Texas, New Mexico and Alabama utilities. Our Texas Utilities benefited in 2008 from a full year impact of an interim rate increase from our 2007 Monarch rate filing, which was resolved through an all-party settlement in December 2008. By March 2010 this rate case settlement will have resulted in phased in water rate increases totaling 43%. The settlement also required us to refund an estimated $0.6 million impacting 2008 revenue. We also reached all-party settlements in three smaller pending Texas rate cases. At our California utility as part of our 2006 rate case settlement, we were authorized step rate increases in 2007 and 2008 of 1.6% and 3.0%, respectively. In Alabama we have a contractual agreement with the local government over our Shelby County wastewater utility that provides us with the ability to request rate increases annually, pursuant to the terms of the contract. Accordingly, we requested and received 8% increases in January of both 2007 and 2008.

  Additionally, we were actively working with our regulators in 2008 on additional rate cases that will impact 2009 and beyond. In California we worked with the CPUC on our 2009 general rate case which was settled in the first quarter of 2009 for an 11% increase over our rates at the beginning of 2007. In New Mexico we filed for and received a rate rider surcharge. Surcharges were required to be deposited in escrow as they were collected. They relate to our dispute with the entity that treats and disposes of our sewage, who was also the entity seeking to acquire our utility through eminent domain. At the closing of the sale through eminent domain in May 2009, $1.3 million was distributed to us from funds collected through the rate rider. In Alabama, we applied for a rate increase under our Shelby County wastewater utility contract and received permission to raise rates 14% in January 2009.

  •
  Demand Related:  The need for our water is a major driver of our operating results. Our utility results are largely dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary greatly with rainfall and temperature levels. Not only does rainfall vary from season to season, but from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of abnormally low water use. This can occur during abnormal weather conditions, such as when summer temperatures are cooler than normal or during mandatory restrictions on water use because of drought. Also, demand related changes can occur as a result of conservation and socio-economic impacts. Demand related changes often impact both the revenue of the utility and the cost of production. In 2008 we saw increased demand and demand-related costs in Texas due to drought conditions. We saw lower demand at our California utility in 2008, largely due to conservation and socio-economic conditions associated with the decline in general economic conditions.

  •
  Supply Related:  The cost of water and related commodities is a major driver of our results. Utilities that purchase water are subject to changes in operations due to the amount and cost of that water. Purchased water supply changes are typically driven by longer term climate issues such as extended drought but can also be driven by short-term maintenance needs. In 2008, we saw increased cost of production in Texas as we purchased more water than in previous years at a higher cost per gallon, due to the inability of our owned sources of ground water to produce enough water to meet the heightened demand due to drought conditions.

  •
  Operation & Maintenance Related (O&M):  Our operation and maintenance costs include fuel, power, labor, labor benefits, facility costs, and other ordinary costs of producing or treating water. These costs are impacted by compliance with environmental and health safety standards. They are also typically subject to inflation effects and while we can file for recovery after inflation effects are incurred in backward looking rate making jurisdictions, we often experience a lag between the time we incur these costs and when we receive the rate increase to cover these costs. In California, which is a forward looking rate making environment, we estimate the impacts of inflation in our rate filings and must absorb any costs that are different than our estimates.

  •
  General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2007 and 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

  •
  Other:  Other is reserved for unusual items that may impact results from time to time. Most significantly in 2008 our Texas Utilities impaired goodwill by $25.0 million and our utility in New Mexico expensed $8.0 million in costs related to the settlement of a sewer fee dispute and eminent domain proceedings.

        O&M Services Segment:    Our O&M Services segment results of operations are generally influenced by a variety of factors. As we review and discuss performance, the general areas of impact we evaluate are as follows:

  •
  Contract Growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in 2007 and 2008 has been from increased contract pricing and expanding the scope of work provided to existing customers.

  •
  Lost Work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. We lost a number of contracts in 2007 and 2008 due to increased competition in our service territories, specifically in the southeast. We also cancelled two of our contracts in California in 2008 due in part to the financial under performance of the contracts.

  •
  General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2007 and 2008, we made large investments in our consolidated support functions that have driven costs higher but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

  •
  Other:  Other is reserved for unusual items that may impact results from time to time, such as legal fees, fines or the elimination of certain service offerings. Most significantly in 2007 and 2008, we eliminated certain non-core service offerings including electrical contracting and construction management, and incurred legal fees including reserves for potential compliance related fines.

        Texas MUD Services Segment:    Our Texas MUD Services segment's results of operations are generally influenced by a variety of factors. As we review and discuss performance, the general areas of impact we evaluate are as follows:

  •
  Contract Growth:  New contracts, additional project work and contract price increases are offset by lost contracts, reductions in project work, or a reduction in other ancillary services such as new taps and inspection services for new home construction. In 2007 and 2008 we lost a number of contracts due to increased competition in our service territories and our ancillary service work was significantly impacted due to reduced taps and inspection services associated with the slowdown in new home construction.

  •
  General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2007 and 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

  •
  Other:  Other is reserved for unusual items that may impact results from time to time. Most significantly in 2007 and 2008, we discontinued offering non-core service offerings including specialty pipe rehabilitation work and bookkeeping services.

        Corporate Segment:    Our corporate segment represents costs related to executive management, investor relations, human resources, general legal and insurance, certain IT functions that support all operations and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation.

        On occasion, we do have other costs that flow through the segment. In 2007 and 2008, the expenses associated with the Cornerstone project were largely supported by the corporate segment. This project upgraded our core IT infrastructure such as phones, servers and communications links. In addition, as of January 1, 2008 we are operating on a single company-wide financial ledger system. In the fourth quarter of 2008, the remaining portions of the project were put on hold and certain portions of the project were eliminated, resulting in an impairment of the capital investment of $1.3 million. Total project expenses were $1.9 million in 2007 and $5.4 million in 2008, which includes the costs to suspend the project. The total capital investment in 2007 and 2008 was $10.0 million and $8.4 million respectively, of which $9.4 million has been placed into service. In May 2009, the Company, based on additional current information, determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed and recorded a charge of $9.0 million during the quarter ended June 30, 2009.

Acquisitions

        Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Our most recent significant acquisitions, which affect the comparability of the historical financial condition and results of operations described in the MD&A, are:

  Utilities:

  •
  a Birmingham, Alabama-based wastewater collection and treatment system that serves approximately 4,000 residential and commercial connections in a service area directly adjacent to our existing Shelby County collection and treatment system, acquired in January 2008;

  •
  a Madison County, Alabama-based wastewater collection and treatment system servicing approximately 120 connections acquired in November 2007; and,

  •
  a northern Mississippi-based water and wastewater utility serving approximately 275 water connections and servicing approximately 355 wastewater connections through four collection systems acquired in February 2007.

  Texas Utilities:

  •
  two San Antonio, Texas-based water utilities serving approximately 2,600 connections acquired in May 2007; and,

  •
  two Austin, Texas-based water utilities serving 244 connections acquired in 2006.

Assets Held for Sale and Dispositions

        During 2007, we committed to a plan to sell our wholesale water and wastewater operations in Texas. In December 2008, we completed the sale of our wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million. The wastewater treatment plant sold represents a portion of the combined water and wastewater operations' assets and liabilities. We are uncertain whether we can consummate the sale of the remaining business during 2009, accordingly, the business activity of the water component will be reflected in consolidated continuing operations in 2009.

        We entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary in 2009 for cash consideration of $0.5 million paid at close and up to an additional $0.75 million of consideration consisting of 25% of the buyer's quarterly aggregate invoice amounts subsequent to the sale. The sale closed on April 1, 2009.

        In January 2009 we reached a settlement in eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. ("NMUI"). On May 8, 2009 we received $54.3 million in cash at closing ($60.0 million settlement and $1.3 million escrow release, less $7.0 million retained by the condemning entity in settlement of sewer treatment fees). We used $12.0 million of the net proceeds to pay down NMUI bonds and the remaining cash proceeds of $42.3 million was used to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility.

RESULTS OF OPERATIONS

2008 Compared to 2007

        Consolidated operating revenue increased $6.0 million, or 3%, to $220.9 million for the year ended December 31, 2008 from $214.9 million for the prior year. Consolidated operating expenses increased $53.3 million, or 27%, to $252.8 million for the year ended December 31, 2008 from $199.6 million for 2007. Resulting operating income decreased $47.3 million, or 309%, to a loss of $32.0 million for the year ended December 31, 2008, from operating income of $15.3 million for the prior year. The 2008 operating loss includes the impacts of $26.9 million of impairments of goodwill and other long-lived assets as well as other costs described below.

        By operating segment, the changes were as follows:

	Year Ended December 31,			Percent of Revenue
(In thousands, except percentages)	2008	2007 As Restated	Increase (Decrease)	2008	2007
Utilities
Operating Revenue	$71,518	$67,042	$4,476	100%	100%
Operating Expenses	56,778	40,105	16,673	79%	60%

Operating Income	$14,740	$26,937	$(12,197)	21%	40%

Texas Utilities
Operating Revenue	$34,386	$27,591	$6,795	100%	100%
Operating Expenses	53,302	25,333	27,969	155%	92%

Operating Income (Loss)	$(18,916)	$2,258	$(21,174)	(55)%	8%

O&M Services
Operating Revenue	$40,493	$40,922	$(429)	100%	100%
Operating Expenses	43,374	42,291	1,083	107%	103%

Operating Income (Loss)	(2,881)	$(1,369)	$(1,512)	(7)%	(3)%

Texas MUD Services
Operating Revenue	$74,453	$79,321	$(4,868)	100%	100%
Operating Expenses	77,568	76,480	1,088	104%	96%

Operating Income (Loss)	$(3,115)	$2,841	$(5,956)	(4)%	4%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2007 (as restated)	$67,042	$40,105	$26,937

Growth related	5,382	4,648
Rate related	2,233	277
Demand related	(2,294)	(89)
Supply related
O&M related		2,144
G&A related		1,100
Other	(845)	8,593

Year ended December 31, 2008	$71,518	$56,778	$14,740

        Operating revenue increased $4.5 million, or 7%, to $71.5 million for year ended December 31, 2008 from $67.0 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $5.4 million increase primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

  •
  Rate Related: A $2.2 million increase due to rate increases in California and Alabama. The majority of the increase is due to our California utility implementing a 3.0% water rate step increase on July 1, 2008 and a 1.6% water rate step increase on July 1, 2007, representing increased revenue of $2.0 million.

  •
  Demand Related: A $2.3 million decrease primarily due to reduced consumption at our California utility related to customers' conservation efforts as well as weather patterns that were cooler with more precipitation in spring of 2008 compared to spring of 2007.

  •
  Other: An $0.8 million decrease primarily related to the decision in 2008 to discontinue utilizing our O&M Services business to perform various functions on behalf of our New Mexico utility.

        Operating expenses increased $16.7 million, or 41%, to $56.8 million for the year ended December 31, 2008, from $40.1 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $4.6 million increase due to acquisitions, primarily the Riverview wastewater treatment plant in Alabama at the end of January 2008 and its associated depreciation.

  •
  Rate Related: A $0.3 million increase due to rate case expenses not deferred.

  •
  Demand Related: A $0.1 million decrease primarily due to $1.5 million in lower costs of production as a result of reduced consumption in California, partially offset by higher average unit costs of delivered water.

  •
  O&M Related: A $2.1 million increase for operations and maintenance costs, primarily related to $1.7 million in staffing additions, salary increases and depreciation expenses at our California utility as well as $1.1 million at our New Mexico utility for increased wastewater treatment costs due to higher fees charged by our provider and higher water production costs and other miscellaneous costs. These costs are partially offset by a $1.0 million decrease in costs previously provided by the O&M Services operation to our New Mexico utility which are now reflected as ordinary operating costs.

  •
  G&A Related: A $1.1 million increase due to general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

  •
  Other: A $8.6 million increase, primarily due to $8.0 million of costs associated with the eminent domain proceedings at our New Mexico utility, including $7.0 million in settlement of a sewer fee dispute with the condemning entity, $0.6 million of regulatory write-offs, and $0.4 million in legal fees, as well as $0.5 million of goodwill impairment at our Alabama utilities.

        As a result of the above events, operating income decreased $12.2 million, or 45%, to $14.7 million for the year ended December 31, 2008, from $26.9 million for the prior year. The 2008 operating income includes the impacts of the $8.6 million of Other costs described above.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income (Loss)
Year ended December 31, 2007 (as restated)	$27,591	$25,333	$2,258

Growth related	756	254
Rate related	4,869	107
Demand related	1,170	820
Supply related		615
O&M related		808
G&A related		1,053
Other		24,312

Year ended December 31, 2008	$34,386	$53,302	$(18,916)

        Operating revenue increased $6.8 million, or 25%, to $34.4 million for year ended December 31, 2008 from $27.6 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $0.8 million increase due to the acquisition of new utility and growth in connections served, primarily due to a full year of operations from two San Antonio-based utilities acquired in May 2007.

  •
  Rate Related: A $4.9 million increase due to rate increases with $3.6 million due to the implementation of our Monarch filed rates in October 2007, which included a refund of $0.6 million, and the remainder due to the implementation of new rates at four smaller utilities.

  •
  Demand Related: A $1.2 million increase due to increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather.

        Operating expenses increased $27.9 million, or 110%, to $53.2 million for the year ended December 31, 2008, from $25.3 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $0.3 million increase due to the acquisition of new utility, primarily due to a full year of operations from two San Antonio-based utilities acquired in May 2007.

  •
  Demand Related: A $0.8 million increase in costs associated with increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather.

  •
  Supply Related: A $0.6 million increase due to increased purchased water as a result of the inability of our owned sources of ground water to produce enough water to meet the heightened demand due to drought conditions.

  •
  O&M Related: A $0.8 million increase for operations and maintenance costs, primarily related to increased depreciation expense of $0.6 million, retirements of assets of $0.4 million and increased repair and maintenance expense of $0.3 million, offset by lower general operating expenses.

  •
  G&A Related: A $1.1 million increase due to general and administrative costs, primarily due to increased costs associated with our strategy to consolidate support functions, bad debt and professional fees.

  •
  Other: A $24.3 million increase primarily related to impairment of goodwill and other long-lived assets of $25.0 million in 2008 as compared to $1.1 million on 2007. During annual impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline in our stock price. These combined factors led to a lower estimated fair market value for all of our segments. Discounted cash flows models were updated based upon the current expectations of future period performance and consideration for past performance. The discount rate was adjusted for Texas Utilities from 10% in 2007 to 11% in 2008. The increase in discount rates reflects the factors that are commonly considered in determining premiums, including, risks related to financial projections, access to capital markets, litigation/regulatory risk, among others. In addition, the discount rates were higher related to the general cost of capital increase associated with both debt and equity markets.

        As a result of the above events, operating income decreased $21.1 million to a loss of $18.9 million for the year ended December 31, 2008, from income of $2.3 million for the prior year. The 2008 operating loss includes the impacts of $24.3 million of Other costs described above.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2007 (as restated)	$40,922	$42,291	$(1,369)

Contract growth	3,634	3,340
Lost work	(1,324)	(1,143)
G&A related		711
Other	(2,739)	(1,825)

Year ended December 31, 2008	$40,493	$43,374	$(2,881)

        Operating revenue decreased $0.4 million, or 1%, to $40.5 million for the year ended December 31, 2008 from $40.9 million for the prior year. The decrease in revenue was primarily due to the following events:

  •
  Contract Growth: A $3.6 million increase, primarily due to $2.6 million of increased project work and price increases in California and $1.0 million in the southeast.

  •
  Lost Work: A $1.3 million decrease due to lost contracts and reduced project work, primarily driven by $1.2 million of lost contracts, the majority of which were in our southeast division. Additionally, revenue decreased $0.1 million on contracts management cancelled late in the year due to poor bottom line performance.

  •
  Other: A $2.7 million decrease as we stopped pursuing at-risk electrical contract projects in Colorado.

        Operating expenses increased $1.1 million, or 3% to $43.4 million for the year ended December 31, 2008, from $42.3 million for the prior year. The net increase was primarily due to the following events:

  •
  Contract Growth: A $3.3 million increase due to new and expanded scope on contracts identified above.

  •
  Lost Work: A $1.1 million decrease due to lost contracts and reduced project work.

  •
  G&A Related: A $0.7 million increase due to general and administrative costs related to our strategy to consolidate support functions.

  •
  Other: A $1.8 million decrease primarily as a result of $2.5 million in lower costs as we stopped pursuing at-risk electrical contracts and a decrease of $0.6 million related to impairments in 2007, partially offset by, $1.3 million of increased legal costs incurred including reserves for potential compliance-related fines related to alleged violations in prior years.

        As a result of the above events, operating loss increased $1.5 million to $2.9 million for the year ended December 31, 2008, from $1.4 million for the prior year. In the fourth quarter of 2008, management reduced costs by $0.8 million through the cancellation of the poor performing contracts referred to above and staff reductions.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2007 (as restated)	$79,321	$76,480	$2,841

Contract Growth	(2,895)	59
G&A related		1,441
Other	(1,972)	(413)

Year ended December 31, 2008	$74,453	$77,568	$(3,115)

        Operating revenue decreased $4.9 million, or 6%, to $74.5 million for year ended December 31, 2008 from $79.3 million for the prior year. The decrease was primarily due to the following events:

  •
  Contract Growth: A $2.9 million decrease in revenue from contracts. The decrease was primarily driven by lost contracts and from less taps and inspection fees for new housing starts, partially offset by contract pricing increases and increases in service order work, generally related to improvements in plant and facilities of our clients.

  •
  Other: a $2.0 million decrease primarily due to the elimination of non-core operations including specialty pipe rehabilitation work in the Houston area and bookkeeping services.

        Operating expenses increased $1.1 million, or 1%, to $77.6 million for the year ended December 31, 2008, from $76.5 million for the prior year. The net increase was primarily due to the following events:

  •
  Contract Growth: A $0.1 million increase in general operating costs related to the lost work discussed above and the change in mix of work performed from new housing starts to service and maintenance work orders, which the overhead structure is still adjusting too.

  •
  G&A Related: A $1.4 million increase in general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

  •
  Other: A $0.4 million decrease primarily due to $0.7 million in savings from the elimination of specialty pipe rehabilitation work, partially offset by $0.2 million increase to close down a bookkeeping service.

        As a result of the above events, operating income decreased $6.0 million to a loss of $3.1 million for the year ended December 31, 2008, compared to income of $2.8 million for the prior year. Subsequent to 2008, costs have been reduced approximately $1.0 million.

Corporate

        Operating expenses increased $6.5 million, or 42%, to $21.8 million for the year ended December 31, 2008, from $15.4 million for the prior year.

        The net increase was primarily due to the following events:

  •
  Project Costs: A $3.4 million increase as result of costs incurred related to our Cornerstone project which commenced in the second quarter of 2007. In 2008 we expensed $5.4 million in costs compared to $1.9 million of costs in 2007. In October of 2008, we announced the suspension of the project due to the uncertain financial markets that led to the decision to minimize all cash expenditures. The 2008 costs include costs to suspend the project, including $1.3 million of impairment charges.

  •
  G&A Related: A $1.3 million increase as a result of a $2.0 million increase associated with the implementation of our strategy to consolidate support functions which includes $1.2 million of depreciation related to the Cornerstone project. This increase is offset by $0.7 million in savings related to $0.6 million of lower stock compensation expense and other general corporate cost savings.

  •
  Other: A $1.7 million increase, related to $0.7 million in costs for the evaluation of a strategic business opportunity, $0.4 million write down of an asset, $0.4 million expense for the write-off of unamortized debt issuance costs and $0.3 million increase related to collection of a fully reserved receivable in 2007.

Depreciation and amortization

        Depreciation and amortization expense was $15.4 million in 2008 and $12.0 in 2007. The increase was principally a result of increases in property, plant and equipment from our acquisitions of new utility systems, namely the Riverview acquisition, capital expenditures made to expand and improve our existing utility facilities and Cornerstone depreciation.

Other Income (Expense)

        Aggregate other expenses increased $0.8 million, or 10.6% to $8.7 million for the year ended December 31, 2008, compared to $7.8 million for the prior year as follows:

(In thousands)	2008	2007 As Restated	Change
Interest expense	$(9,159)	$(8,435)	$(724)
Interest income	505	618	(113)
Other, net	—	(6)	6

Total	$(8,654)	$(7,823)	$(831)

        Interest Expense.    Interest expense increased by $0.7 million, or 8%, to $9.2 million for the year ended December 31, 2008 from $8.4 million for the same period during the prior year.

        The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit. The average balance of interest bearing debt outstanding increased to $170.0 million during the year ended December 31, 2008 compared to $138.7 million for the prior year.

        The additional borrowings were used to fund capital expenditures and acquisitions as well as to fund the Cornerstone project. The weighted average annual interest rate on total borrowings was approximately 3.99% for the year ended December 31, 2008 and 6.23% for the same period in the prior year.

        Interest Income.    Interest income decreased $0.1 million for the year ended December 31, 2008 principally as a result of receiving $0.2 million of interest with the final contract retainage payment on a completed construction project in 2007.

Provision for Income Taxes

        Our effective consolidated income tax rate on continuing operations was a benefit of (24%) for the year ended December 31, 2008 compared to an expense of 34% for 2007. The change from the combined statutory rate in 2008 was related to pre-tax losses adjusted for goodwill write-offs in 2008 that are not deductible for tax purposes.

Loss from Discontinued Operations

        Loss from discontinued operations, which pertains to a wholesale water and wastewater business which we held for sale, was $0.6 million for the year ended December 31, 2008.

2007 Compared to 2006

        Consolidated operating revenue increased $2.4 million, or 1%, to $214.9 million for year ended December 31, 2007 from $212.5 million for the prior year. Consolidated operating expenses increased $3.7 million, or 2%, to $199.6 million for year ended December 31, 2007 from $196.9 million for 2006. Resulting operating income decreased $1.3 million, or 8%, to $15.3 million for the year ended December 31, 2007, from $16.6 million for the prior year. The 2007 operating income includes the impacts of costs described below.

        By operating segment, the changes were as follows:

	Year Ended December 31,			Percent of Revenue
(In thousands, except percentages)	2007 As Restated	2006 As Restated	Increase (Decrease)	2007	2006
Utilities
Operating Revenue	$67,042	$63,203	$3,839	100%	100%
Operating Expenses	40,105	37,389	2,716	60%	59%

Operating Income	$26,937	$25,814	$1,123	40%	41%

Texas Utilities
Operating Revenue	$27,591	$25,040	$2,551	100%	100%
Operating Expenses	25,333	21,825	3,508	92%	87%

Operating Income	$2,258	$3,215	$(957)	8%	13%

O&M Services
Operating Revenue	$40,922	$49,232	$(8,310)	100%	100%
Operating Expenses	42,291	50,716	(8,425)	103%	103%

Operating Income (Loss)	$(1,369)	$(1,484)	$115	(3)%	(3)%

Texas MUD Services
Operating Revenue	$79,321	$75,028	$4,293	100%	100%
Operating Expenses	76,480	71,931	4,549	96%	96%

Operating Income	$2,841	$3,097	$(256)	4%	4%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2006 (as restated)	$63,203	$37,389	$25,814

Growth related	150	50
Rate related	2,389
Demand related	1,300	1,200
O&M related		1,466
G&A related
Other

Year ended December 31, 2007 (as restated)	$67,042	$40,105	$26,937

        Operating revenue increased $3.8 million, or 6%, to $67.0 million for year ended December 31, 2007 from $63.2 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $0.2 million increase due to the acquisition of new utility and growth in connections served. The majority of the increase is due to connection growth in Mew Mexico and the acquisition of a small utility in Mississippi in February 2007.

  •
  Rate Related: A $2.4 million increase due to rate increases in California and Alabama. The majority of the increase is due to our California utility implementing a 1.6% water rate step increase on July 1, 2007 and a 6.4% general rate case increase on July 1, 2006, representing increased revenue of $2.0 million.

  •
  Demand Related: A $1.3 million increase due to increased consumption primarily at our California utility related to weather patterns that were warmer and dryer in spring of 2007 compared to spring of 2006, partially offset by declines at other utilities.

        Operating expenses increased $2.7 million, or 7.4%, to $40.1 million for the year ended December 31, 2007, from $37.4 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $0.05 million increase primarily due to the acquisition of a utility in Mississippi in February 2007.

  •
  Demand Related: A $1.2 million increase due to higher cost of production as a result of increased consumption, primarily in California.

  •
  O&M Related: A $1.5 million increase for operations and maintenance costs, primarily due to a $1.0 million increase in depreciation expenses at our California and New Mexico utilities and $0.5 million increase in production costs due to fluctuations for power and water supply costs.

        As a result of the above events, operating income increased $1.1 million, or 4%, to $26.9 million for the year ended December 31, 2007, from $25.8 million for the prior year.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2006 (as restated)	$25,040	$21,825	$3,215

Growth related	1,708	708
Rate related	1,959	220
Demand related	(1,116)	(350)
O&M related		1,194
G&A related		642
Other		1,094

Year ended December 31, 2007 (as restated)	$27,591	$25,333	$2,258

        Operating revenue increased $2.6 million, or 10%, to $27.6 million for year ended December 31, 2007 from $25.0 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $1.7 million increase due to the acquisition of new utility and growth in connections served. The largest contribution is due to $0.9 million from the acquisition of two San Antonio-based utilities in May 2007.

  •
  Rate Related: A $2.0 million increase due to rate increases. $1.3 million is due to the implementation of our Monarch filed rates in October 2007 and the remainder is due to the implementation of a rate step increase at another Texas utility.

  •
  Demand Related: A $1.1 million decrease due to reduced consumption as a result of weather patterns that were cooler with more precipitation in 2007 compared to 2006.

        Operating expenses increased $3.5 million, or 16%, to $25.3 million for the year ended December 31, 2007, from $21.9 million for the prior year. The net increase was primarily due to the following events:

  •
  Growth Related: A $0.7 million increase due to the acquisition of two San Antonio-based utilities in May 2007.

  •
  Rate Related: A $0.2 million increase due to rate case expenses not deferred.

  •
  Demand Related: A $0.4 million decrease due to lower cost of production as a result of reduced consumption.

  •
  O&M Related: A $1.2 million increase in operations and maintenance costs, primarily due to higher wastewater treatment, depreciation and general expenses.

  •
  G&A Related: A $0.6 million increase in general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

  •
  Other: A $1.1 million increase primarily due to the impairment of a well project that was started in 2005 and cancelled in 2007 due to the availability of an alternative surface water source and an inability to economically obtain required easements.

        As a result of the above events, operating income decreased $1.0 million, or 30%, to $2.3 million for the year ended December 31, 2007, from $3.2 million for the prior year. The 2007 operating income includes the impacts of the $1.1 million of Other costs described above.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2006 (as restated)	$49,232	$50,716	$(1,484)

Contract Growth	1,013	878
Lost Work	(10,540)	(10,757)
G&A related		(671)
Other	1,217	2,125

Year ended December 31, 2007 (as restated)	$40,922	$42,291	$(1,369)

        Operating revenue decreased $8.3 million, or 17%, to $40.9 million for the year ended December 31, 2007 from $49.2 million for the prior year. The decrease in revenue was primarily due to the following events:

  •
  Contract Growth: A $1.0 million increase due to new contracts, project work and price increases; primarily due to new project work and price increases in California and Georgia.

  •
  Lost Work: A $10.5 million decrease due to lost contracts and reduced project work, primarily driven by lost contracts in the Southeast.

  •
  Other: A $1.2 million increase due primarily to increased construction projects in Colorado. Management decided in 2007 to no longer pursue these types of projects.

        Operating expenses decreased $8.4 million, or 17%, to $42.3 million for the year ended December 31, 2007, from $50.7 million for the prior year. The net decrease was primarily due to the following events:

  •
  Contract Growth: A $0.9 million increase due to new contracts and project work.

  •
  Lost Work: A $10.8 million decrease due to lost contracts and reduced project work, primarily driven by lost contracts in the Southeast.

  •
  G&A Related: A $0.7 million decrease due to general and administrative costs, primarily due to a reduction in management overhead.

  •
  Other: A $2.1 million increase primarily due to a $0.9 million increase in costs associated with completion and shut-down of the Colorado construction activities, a $0.6 million write-off of intangibles and a $0.4 million accrual on a legal reserve for a project liability in California.

        As a result of the above events, operating loss decreased $0.1 million, or 7%, to a loss of $1.5 million for the year ended December 31, 2007, from a loss of $1.4 million for the prior year.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2006 (as restated)	$75,028	$71,931	$3,097

Contract Growth	5,358	3,151
G&A related		3,280
Other	(1,065)	(1,882)

Year ended December 31, 2007 (as restated)	$79,321	$76,480	$2,841

        Operating revenue increased $4.3 million, or 6%, to $79.3 million for year ended December 31, 2007 from $75.0 million for the prior year. The net increase was primarily due to the following events:

  •
  Contract Growth: A $5.4 million increase was driven by new contracts, price increases and increased service order work, partially offset by lost revenue due to lost contracts and the slowdown in new housing starts lowering revenue for new taps and inspections at client utilities.

  •
  Other: a $1.1 million decrease primarily due to the decision to stop bidding large pipe rehabilitation projects.

        Operating expenses increased $4.6 million, or 6%, to $76.5 million for the year ended December 31, 2007, from $71.9 million for the prior year. The net increase in expenses was primarily due to the following events:

  •
  Contract Growth: A $3.2 million increase related to new contracts and increased service order work, as well as costs associated with the decision to begin the process of consolidating the operations into a single service provider in the Houston region.

  •
  G&A Related: A $3.3 million increase in general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

  •
  Other: A $1.9 million decrease primarily due to the decision to stop bidding large pipe rehabilitation projects.

        As a result of the above events, operating income decreased $0.3 million, or 10%, to $2.8 million for the year ended December 31, 2007 from $3.1 million for the prior year.

Corporate

        Operating expenses increased $1.4 million, or 10%, to $15.4 million for the year ended December 31, 2007 from $14.0 million the year ended December 31, 2006.

        The following events impacted corporate operating expenses in 2007 versus 2006.

  •
  Project Costs: A $1.9 million increase in costs incurred related to our Cornerstone project which commenced in the second quarter of 2007.

  •
  G & A Related: A $0.8 million increase related primarily to increases in salary and related costs due to new hires.

  •
  Other: A $1.3 million decrease primarily related to $0.9 million in executive relocation expenses incurred in 2006 and the $0.4 million collection of a past due note receivable.

Depreciation and amortization

        Depreciation and amortization expense was $12.0 million in 2007 and $10.9 million in 2006. The increase was principally a result of our acquisitions of new utility systems and the significant capital expenditures made to expand and improve our existing utility facilities.

Other income (expense)

        Other expenses increased $0.1 million, or 1% to $7.8 million for the year ended December 31, 2007, compared to $7.9 million for the prior year as follows:

(In thousands)	2007 As Restated	2006 As Restated	Change
Interest expense	$(8,435)	$(8,439)	$4
Interest income	618	456	162
Other, net	(6)	58	(64)

Total	$(7,823)	$(7,925)	$102

        Interest Expense.    Interest expense increased remained constant at $8.4 million for both years ended December 31, 2007 and 2006. The slight increase in total interest incurred in 2007 over 2006 related to the increase of the average balance of interest bearing debt outstanding to $139.0 million during the year ended December 31, 2007 compared to $123.5 million for 2006, offset by lower average interest rates in 2007.

        Interest Income.    Interest income increased $0.2 million for the year ended December 31, 2007 principally as a result of receiving $0.2 million of interest with the final contract retainage payment of a completed construction project during 2007.

Provision for Income Taxes

        Our effective consolidated income tax rate on continuing operations was 34% for the year ended December 31, 2007 compared to 31% for 2006. The increase in the effective rate in 2007 as compared to 2006 was primarily related to our Texas state tax in proportion to taxable income.

Loss from Discontinued Operations

        Loss from discontinued operations, which pertains to our wholesale water and wastewater business we held for sell, was $3.4 million for the year ended December 31, 2007.

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

        Our statements of cash flows are summarized as follows:

	Years Ended December 31,
(In thousands)	2008 As Restated	2007 As Restated	Change
Net cash provided by (used in):
Continuing operations:
Operating activities	$6,917	$25,057	$(18,140)
Investing activities	(54,828)	(43,182)	(11,646)
Financing activities	43,994	15,621	28,373

Total continuing operations	(3,917)	(2,504)	(1,413)

Discontinued operations:
Operating activities	2,081	1,349	732
Investing activities	(2)	(189)	187
Financing activities	—	—	—

Total Discontinued operations	2,079	1,160	919

Decrease in cash and cash equivalents	$(1,838)	$(1,344)	$(494)

        Cash Flows from Operating Activities.    Net cash provided by operating activities decreased by $18.1 million in 2008 compared to 2007. Operational aspects of our businesses that affected working capital in 2008 versus 2007 are highlighted below:

  •
  The decrease from net income in 2007 to a net loss in 2008 of $31.9 million, offset by non-cash variances due to impairments totaling $25.2 million and increased depreciation of $3.4 million

  •
  An $9.5 million increase in the deferred tax asset

  •
  The changes in assets and liabilities, net of effects of acquisitions of $4.0 million.

        Cash Flows from Investing Activities.    Cash used in investing activities totaled $54.8 million in 2008 compared to $43.2 million during 2007. The $11.6 million increase related to $15.1 million of increased cash paid for acquisitions related to the Riverview acquisition, offset by $1.3 million of lower additions to property, plant and equipment and proceeds from the sale of a wastewater system of $2.2 million cash paid at closing. Capital expenditures were $33.7 million in 2008 as compared to $34.9 million in 2007.

        Cash Flows from Financing Activities.    During 2008, we financed our growth primarily through net borrowing of $32.0 million under our revolving line of credit. During 2008, we paid $5.1 million of cash dividends to our common and preferred stockholders. In the fourth quarter of 2008, we decreased our quarterly common stock dividend rate by 58% to $0.025 per share.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our known contractual obligations to make future cash payments at December 31, 2008, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ended December 31,(1)
(In thousands)	Total	2009	2010 and 2011	2012 and 2013	2014 and Beyond
Long-term debt(1):
Bank line of credit(2)	$98,000	$—	$—	$98,000	$—
Mortgage bonds(3)	45,000	12,000	—	—	33,000
Bank term loans(4)	30,973	823	1,646	1,646	26,858
Convertible subordinated debentures(5)	11,962	—	—	—	11,962
Capital lease obligations(6)	4,332	1,192	2,140	1,000	—
Notes payable	78	78	—	—	—
Economic development revenue bonds(7)	1,810	120	260	295	1,135

Total long-term debt	192,155	14,213	4,046	100,941	72,955
Repayment of advances for construction(8)	9,600	690	977	880	7,053
Water purchase commitment(9)	7,181	460	920	920	4,881
Operating lease obligations	23,800	5,136	6,985	3,703	7,976

Total obligations as of December 31, 2008(10)	$232,736	$20,499	$12,928	$106,444	$92,865

(1)
Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report.

(2)
The bank line of credit bears interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over LIBOR; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 1.58% at December 31, 2008.

(3)
$12.0 million has been included as a payment in 2009 related to the 2009 NMUI settlement and the resulting repayment of the NMUI mortgage bonds. Interest on the mortgage bonds is fixed at a weighted-average annual interest rate of 6.52% and is payable semiannually.

(4)
Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.51% and is payable semiannually.

(5)
Interest on the convertible debentures is fixed at a 6.85% annual rate and is payable quarterly. The debentures are convertible, at the option of the holder, into shares of our common stock at any time prior to their maturity.

(6)
Interest on the capital lease obligations is imputed at a weighted-average annual interest rate of 4.59% and is payable monthly.

(7)
Interest on the economic development bonds is fixed at a weighted-average annual interest rate of 6.00% and is payable semiannually.

(8)
Advances for construction are non-interest bearing. Our repayment assumptions on certain obligations are based upon forecasted connection growth. If forecasted connections do not materialize, the related payments are not due and corresponding amounts become contributed property.

(9)
Reflects the minimum annual contractual commitments to purchase water through 2024. The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.

(10)
Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock outstanding at December 31, 2008. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION

        We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, and interest and dividend payments. During 2009 and in subsequent years, we may from time to time satisfy these requirements with a combination of cash from operations and funds from the capital markets as conditions warrant. We expect that borrowing capacity under our revolving credit facility will continue to be available to manage working capital during those periods.

        At December 31, 2008, we had working capital of $11.0 million compared to working capital of $4.5 million at December 31, 2007. We also had $5.1 million of operating lease obligations at December 31, 2008 that are payable during 2009.

        We have access to $110 million in financing under a revolving credit facility that expires February 15, 2013. A total of eight banks participate in the facility. At December 31, 2008, we were operating under an amendment to our Credit Agreement, primarily allowing for additional time with regards to financial filings. We had $48.7 million of additional borrowings available under our revolving credit facility, which expires on February 15, 2013. Subsequent to the end of the year, we entered into additional amendments to our Credit agreement which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regard to the debt to capitalization ratio. The agreement requires we maintain a ratio below 60%. We anticipated the impact of the restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, would create a default under the debt to capitalization covenant. The default was cured due to the second amendment to the credit agreement dated May 28, 2009. Our credit facility was reduced from $150 million to $110 million as part of the second amendment, leaving $38 million of available liquidity on the facility under the new amendment as of May 28, 2009. Our ability to comply with financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as other factors beyond our control. Continued opportunity for operating improvements, cash management and suspension of elective capital should improve our ability to comply with the covenants in the revolving credit facility. As of December 31, 2008, our debt to capitalization ratio was 63%. As of June 30, 2009, our debt to capitalization ratio was estimated at 56%. Under the amendments discussed above, we also were provided additional time to file our September 30, 2008 and March 31, 2009 Quarterly Reports on Form 10-Q. It is our intention to meet the extended filing deadlines provided in the amendment, and to remain current on our filings thereafter.

        The credit agreement and amendments are more fully described in Note 7 to the consolidated financial statements included in this report.

        As part of the Amended Credit Agreement with our primary working capital line, we have agreed to only utilize up to an additional $12.5 million under our capital lease facility. Our California and New Mexico mortgage bond indentures permit the issuance of an additional $91.2 million of first mortgage bonds at December 31, 2008. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities paid to the parent company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $50.4 million at December 31, 2008. We were in compliance with or obtained waivers for all loan agreement covenants during the year ended December 31, 2008.

        We have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance at December 31, 2008. As we were unable to timely file our required SEC filings for the September 30, 2008 and March 31, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on this Form 10-K, we can not use Registration Statements on Form S-3 for registration of our securities with the SEC at this time. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Accordingly, we will have to meet more demanding requirements to register additional securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could be limited.

        In January 2009 we reached a settlement of eminent domain proceedings against our New Mexico utility. On May 8, 2009 we received $54.3 million in cash at closing ($60 million settlement and $1.3 million escrow release, less $7.0 million retained by ABCWA in settlement of sewer treatment fees). We used $12.0 million of the net proceeds to pay down NMUI bonds and we used the remaining cash proceeds of $42.3 million to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

        At December 31, 2008, we had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under our credit facility.

        During our normal course of business, we have entered into agreements containing indemnities pursuant to which we may be required to make payments in the future. These indemnities are in connection with facility leases and liabilities and operations and maintenance contracts entered into by our contract services businesses. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities provide no limitation on the maximum potential future payments we could be obligated to make and is not quantifiable. We have not recorded any liability for these indemnities.

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

        We lease some of our equipment and office facilities under operating leases which are deemed to be off-balance sheet arrangements. Our future operating lease payment obligations are more fully described under the caption "—Contractual Obligations" above.

CRITICAL ACCOUNTING ESTIMATES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates and judgments are reasonable based upon information available to us at the time that these estimates and judgments are made and they are evaluated and updated on an ongoing basis. To the extent our estimates and judgments are different than actual results, our financial statements will be affected. We believe the following are the more critical accounting policies we use in preparing our financial statements and are important to fully understanding and evaluating our reported financial position and results of operations.

Regulated Utility Accounting

        Our regulated utilities are subject to regulation by the public utility commissions and the local governments of the states in which they operate (the "Regulators"). These Regulators have allowed recovery of costs and credits which we have recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). This statement sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS 71, costs and credits on the balance sheet are deferred as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged for water and wastewater service. In the event that our assessment as to the probability of the inclusion in the rate-making process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in assessment or change in regulatory approval.

        Two of our Alabama wastewater utilities in the Utilities segment and a wholesale water and wastewater business wholly owned by one of the companies within the Texas Utilities segment do not meet the criteria for application of SFAS 71 because the rates charged by these entities are not established by or subject to approval by an independent third-party regulator. Three of our utilities in the Texas Utilities segment and a Mississippi utility in the Utilities segment do not meet the criteria for application of SFAS 71 because their current rate structures do not allow full recovery of cost of service. Our remaining utilities in both the Utilities and the Texas Utilities segments do meet the criteria for application of SFAS 71.

        Historically, our contract service companies provided construction, operations and maintenance services to our New Mexico utility and recognized a profit on those services. In accordance with SFAS 71, we did not eliminate the services profit recognized on these services because we believed the sales price was reasonable and it was probable that, through the rate making process, future Utilities revenue approximately equal to the sales price would result from the regulated utilities' use of the services. We did, however, eliminate revenue to the extent of the related costs in our consolidated financial statements. In 2008, we stopped this practice and have subsequently restated the performance of prior periods by charging all costs from operations of the New Mexico Utility within the Utilities Segment. The O&M Services and MUD Services now reflect only third party service revenue.

Revenue Recognition

        Water utility revenue is recognized when water is delivered to customers. Estimated amounts for unbilled revenue for water usage since the previous billing period of $4.8 million and $4.4 million at year end 2008 and 2007, respectively were accrued. Unbilled revenue is determined using several factors including the timing of accounting period end relative to the length of the billing cycle, the weather and consumption patterns of one accounting period versus another and the timing of rate increases between one accounting period and another.

        Revenue for contract operations is recognized and billed at the end of the month based on a monthly fee to provide a specific level of service as outlined in each individual contract. We generally bill for additional services provided beyond the scope of the base contract on a time-and-materials basis as such services are rendered. Estimates of work completed, but not yet billed were utilized to estimate revenue for the period of $10.9 million and $9.2 million at year end 2008 and 2007, respectively.

        Certain non-refundable activation fees in our non-regulated wholesale water operations are recognized over the expected period of performance.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        For the years ended December 31, 2008, 2007 and 2006, the Company's goodwill totaled $17.7 million and, $43.3 million respectively. As required by SFAS 142, we test goodwill annually, as of October 31, for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable, in which case, an interim test is performed.

        The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS 142 for each of the Company's reporting units. The step 1 calculation used, to identify potential impairment, compares the estimated fair value for each of the Company's reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than its carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

        The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill for each reporting unit. The implied fair value of goodwill represents the excess of the estimated fair value of each reporting unit above the fair value of the reporting unit's identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

        The determination of the fair value of each reporting unit and the fair value of each reporting unit's assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

        The estimated fair value of the Company's utility reporting units are based on a combination of the following valuation techniques:

  •
  comparable equity securities of publicly-traded water utilities observable trading prices, considered by us to be the Company's peers; and

  •
  discounted cash flow models developed from the Company's internal forecasts.

        The estimated fair values of the services reporting units are determined entirely on the basis of discounted cash flow models.

        The comparable technique applies average peer company multiples to the Company's utility reporting units historic and forecasted cash flows. The peer company multiples are calculated using the average trading prices of comparable equity securities of publicly-traded water utilities, their published cash flows and forecasts of market price and cash flows for those peers.

        The second valuation technique forecasts each reporting unit's five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

        In conjunction with the step one calculation, we also reconcile the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. We make certain assumptions, which we believe to be appropriate, that support this reconciliation. We consider, in addition to the listed trading price of the Company's shares, the applicability of a control premium to the Company's shares and certain other factors we may deem appropriate. As a result, we may conclude that the Company's fair value exceeds what we might otherwise have concluded had we relied on market price alone.

        If the reporting unit's estimated fair value is less than its carrying value, we perform the second step of the impairment test. In this step, we allocate the fair value of the reporting unit to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.

        During 2008, charges totaling $27.2 million were recorded to reflect the impairment of goodwill and other long-lived assets, including discontinued operations.

        During annual impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline in our stock price. These combined factors led to a lower estimated fair market value for all of our segments. Discounted cash flows models were updated based upon the current expectations of future period performance and consideration for past performance. The discount rate was adjusted for Texas Utilities from 10% in 2007 to 11% in 2008. The discount rate was adjusted for Utilities from 8.5% in 2007 to 11% in 2008. The discount rate was adjusted for MUD Services from 12.5% in 2007 to 16% in 2008. The discount rate was adjusted from 11.5% in 2007 to 16% in 2008 for O&M Services. The increase in all discount rates reflects the factors that are commonly considered in determining premiums, including, risks related to financial projections, access to capital markets, litigation/regulatory risk, among others. In addition, the discount rates were higher related to the general cost of capital increase associated with both debt and equity markets. The higher discount rates in the service related business units as compared to the utilities business units can generally be attributed to the less secure nature of our service revenue contracts as compared to the nature of the more stable revenue from the utilities. An increase of 1% in the discount rates would not alter the results of our testing.

        Based on updated projections and the impacts of the market conditions, we impaired the entire $25.0 million of goodwill associated with our Texas Utilities and another $0.5 million of goodwill associated with our Alabama utilities in 2008, leaving goodwill of $8.1 million, $7.3 million and $2.3 million in the O&M Services, Texas MUD Services and Utilities segments, respectively.

        On December 31, 2008 our stock price was trading at a 52 week low point. Due to the continued decline in our stock price and the stock price of many of our peers, we performed an impairment test as of this date, but no additional impairment was identified. Subsequent to year end, the market valuation of the Company and many of its peers has improved, and no other events have been identified that would require an interim testing of impairment.

        During 2007, charges totaling $1.4 million were recorded to reflect the impairment of goodwill. During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. As a result, the operations and cash flows for these operations are reflected as discontinued operations for all periods presented. Intangible and other long lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from use of those assets. An additional impairment of $4.1 million was recorded against other long lived assets during 2007.

        We may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to our performance. These market events could include additional declines over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, the lack of an increase in our market price consistent with peer companies, or decreases in control premiums and the overhang effect. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect our reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of our regulators.

Share-Based Compensation

        We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management's opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide an exact measure of the fair value of employee stock options. During the years ended December 31, 2008, 2007 and 2006, we recognized stock compensation expense of $1.2 million, $1.0 million and $1.7 million, respectively, using the Black-Scholes option valuation model.

Use of Estimates

        Preparation of the consolidated financial statements and conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The financial condition of the Company and results of operations may differ from the estimates and assumptions made by management in preparation of the consolidated financial statements accompanying this report.

Income Taxes

        Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. We file a consolidated U.S. federal income tax return, which includes all of our subsidiaries.

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

        Our California and New Mexico regulated utilities recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC and the NMPRC, respectively. In addition, unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPRC.

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

        The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

        Any tax position recognized would be an adjustment to the effective tax rate. FIN 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Historically, our accounting policy is to classify interest expense and penalties on income tax liabilities above the line on our Consolidated Statement of Earnings.

        At December 31, 2008 and 2007, the Company did not have liabilities for uncertain tax positions that were material. The Company's policy is to classify interest and penalties related to liabilities for uncertain tax benefits above the line of the consolidated statements of operations. There were no material interest and penalties incurred during the years ended December 31, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to the "Recent Accounting Pronouncements" discussion in Note 1 to the consolidated financial statements, "Summary of Significant Accounting Policies," included in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At December 31, 2008, we had $192.8 million of variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

        Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $98.0 million of revolving credit facility debt that bears interest at variable rates based on either the prime rate or LIBOR. Our variable-rate debt had a weighted average annual interest rate of 1.58% at December 31, 2008. A hypothetical one percent (100 basis points) increase in the average interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $1.0 million per year.

        Our fixed-rate debt, which has a carrying value of $94.8 million, has a fair value of $98.4 million at December 31, 2008. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% at December 31, 2008. A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $5.6 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and CFO required by Rule 13a-14 of the Exchange Act. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

RECENT DEVELOPMENTS AND DISCLOSURES BY THE COMPANY

        On November 6, 2008, acting upon management's recommendations resulting from an internal review, the Audit Committee of the Company's Board of Directors determined that certain accounts had to be reviewed, errors had to be corrected and that the previously issued financial statements should be restated. Public disclosures on Form 8-K and Form 12b-25 were filed with the Securities and Exchange Commission ("SEC") on November 10, 2008 and in a Form 12b-25 filed with the SEC on March 13, 2009 and another on May 11, 2009.

        We concluded that the consolidated financial statements as of and for the years ended December 31, 2007 and 2006, and for each of the quarterly periods ended therein,

and as of and for the quarterly periods ended March 31, 2008 and June 30, 2008, should no longer be relied upon. We also identified material weaknesses in internal control over financial reporting for such periods and advised that management's report on internal control over financial reporting for the fiscal years ended December 31, 2007 and 2006 contained in our public reports should not be relied upon.

        During the fourth quarter of 2008 and through June of 2009, with the assistance of external accounting advisors (other than our independent accounting firm) and tax advisors, we completed a substantive reconstruction and restatement of certain of our accounting records, particularly records related to acquisition accounting, property, plant and equipment, and regulatory accounting, necessary to properly eliminate the effects of accounting errors, so that we could prepare consolidated financial statements as of and for the fiscal years ended December 31, 2008, 2007 and 2006, and for each of the quarterly periods within the years ended December 31, 2008 and 2007. As a result of this process, we recorded various accounting adjustments to the historical accounting records which are identified in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and we also implemented a number of procedures and controls to help ensure the proper collection, evaluation and disclosure of the information included in our financial statements for the periods covered by this report.

        We have advised the Audit Committee that our review is complete. We believe that the consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects because of the substantial work performed reconstructing and restating our historical accounting records, the performance of additional procedures designed to ensure the reliability of our financial reporting and the ongoing efforts to remediate the material weaknesses in internal control over financial reporting described below.

        As a result of management's consideration of the internal review's findings, as well as audit adjustments, we have identified deficiencies in our internal control over financial reporting, including our control environment, our monitoring and our control activities over financial reporting processes that existed as of December 31, 2008. Though there were controls in place at December 31, 2008 that were successful in identifying the errors, there were also control deficiencies that were identified during the restatement process that resulted in additional adjustments to our financial statements. The control deficiencies discussed below represent material weaknesses in our internal control over financial reporting that require additional corrective and remedial actions.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

        Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

INHERENT LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES

        We do not expect that our disclosure controls and procedures will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the deliberate acts of one or more persons. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2008:

1.
We did not maintain an effective control environment because of the following material weaknesses:

•
We did not maintain an environment that consistently emphasized strict adherence to generally accepted accounting principles. This control deficiency, in certain instances, led to inappropriate accounting decisions and entries. This control deficiency was magnified by the decentralized nature of the accounting function that existed at our various operating locations.

•
We did not maintain in certain areas of our internal audit, finance and accounting departments, a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. These areas include period-end financial reporting process, acquisition accounting, goodwill, regulatory accounting, stock-based compensation, property, plant and equipment, estimates and accruals.

•
We did not maintain complete and accurate business documentation to support certain transactions and accounting records. The controls in these areas with respect to the creation, maintenance and retention of complete and accurate business records were not effective. This control deficiency was magnified by the number of legacy financial systems and the decentralized nature of the accounting function that existed at our various operating locations.

2.
We did not maintain effective monitoring of controls over areas including period end financial reporting process, acquisition accounting, goodwill, regulatory accounting, stock-based compensation, property, plant and equipment, estimates and accruals. This deficiency resulted in either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

3.
We did not maintain effective controls over risk assessments. Specifically, we did not maintain processes to perform and evaluate the annual business and fraud risks affecting financial reporting processes. This deficiency resulted in either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

        The material weaknesses in control environment, monitoring of controls and risk assessment described above contributed to the material weaknesses set forth below.

4.
We did not maintain and communicate sufficient and consistent accounting policies with respect to generally accepted accounting principles. This control deficiency, among other things, limited our ability to detect and correct accounting errors in previously issued financial statements.

5.
We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were properly prepared with sufficient supporting documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries.

6.
We did not maintain effective controls over the completeness and accuracy of key spreadsheets and system-generated reports. Specifically, effective controls were not designed and in place to ensure that key spreadsheets and system-generated reports were properly reviewed for accuracy and completeness.

7.
We did not maintain effective controls over the application of generally accepted accounting principles commensurate with financial reporting requirements. This deficiency led to, in certain instances, inappropriate accounting decisions and entries related to the income tax provision, termination benefits, recognition of revenue, bonus accrual, asset retirement obligations, and various cost and expense accounts.

8.
We did not maintain effective controls over the completeness and accuracy of our accounting for acquisitions. Specifically, we did not design and maintain effective controls with respect to the application of relevant GAAP and the deficiency resulted in errors in the allocation of the purchase price to the underlying assets acquired, including goodwill and the liabilities assumed. This deficiency affected property, plant and equipment, deferred income tax and liabilities, goodwill and long-term liability accounts.

9.
We did not maintain effective controls over the completeness, accuracy and valuation of our accounting estimates related to our claims process associated with medical, automobile and workers' compensation self-insurance. Specifically, we did not design and maintain effective controls with respect to the maintenance and reconciliation of claims and the review of actuarial valuations. This deficiency affected accrued liabilities and expense accounts.

10.
We did not maintain effective controls over the completeness and accuracy of our accounting for the impairment of goodwill. Specifically, we did not design and maintain effective controls to ensure proper identification of reporting units, triggering events and proper cash flow projections to determine fair value. This deficiency affected goodwill related accounts.

11.
We did not maintain effective controls over the completeness and accuracy of our accounting for regulated entities. Specifically, we did not design and maintain effective controls with respect to the application of relevant GAAP and the deficiency resulted in errors in the accounting for intercompany profit, regulatory assets and liabilities. This deficiency affected revenue, property, plant and equipment, and regulatory asset and regulatory liability accounts.

12.
We did not maintain effective controls over the accuracy and valuation of stock-based compensation. Specifically, we did not maintain effective controls over the assumptions used in the calculation of stock-based compensation. This deficiency affected stock-based compensation related accounts.

13.
We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense. Specifically, we did not design and maintain effective controls to ensure that there was timely transfer of property, plant and equipment additions from construction work in progress; that retirements were properly recorded; that depreciation expense was accurately recorded based on appropriate useful lives assigned to the related property, plant and equipment; that assets are capitalized properly; and that impairment losses were timely identified and determined. This deficiency affected property, plant and equipment, deprecation expense and operating expense accounts.

14.
We did not maintain effective controls over the completeness and accuracy of unbilled utilities revenue. Specifically, we did not maintain effective controls to standardize a process and methodology of calculating and recording unbilled revenue in the proper period. This deficiency affected utility revenue and unbilled receivable accounts.

15.
We did not maintain effective controls to ensure the completeness of the recording of accounts payable and accrued liabilities, operating expenses and property, plant and equipment additions on a timely basis. Specifically, we did not review and approve invoices and their supporting documentation on a timely basis. Material outstanding liabilities were not recorded for which goods were received or services were rendered by vendors prior to the balance sheet date. Consequently, our accounts payable and accrued liability balances were understated at the period end by the aggregate value of these unpaid invoices which relate to construction work in progress and other selling and administrative expenses.

        These control deficiencies resulted in the misstatements and audit adjustments of the aforementioned accounts and related financial disclosures and resulted in restatements of our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 (including the cumulative impact of corrected errors for periods prior to January 1, 2006) and for each of the quarterly periods ended within the year ended December 31, 2007, and as of and for the quarterly periods ended March 31, 2008 and June 30, 2008. In addition, each of the material weaknesses described above could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness.

        Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

        The effectiveness of our internal controls over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

PLANS FOR REMEDIATION OF MATERIAL WEAKNESSES

        Subsequent to December 31, 2008, we have implemented a remediation plan ("the Plan") to address the material weaknesses for each of the affected areas presented above. The Plan builds upon many of the initiatives we started over the past two years, such as development of a centralized financial services platform and consolidation of financial accounts onto a common system. The Plan will ensure that each area affected by a material control weakness is put through a comprehensive remediation process. The remediation process entails a thorough analysis which includes the following phases:

  (a)
  Define and assess the deficiency: ensure a thorough understanding of the "as is" state, process owners, and gaps in the deficiency. This work is underway for all identified areas.

  (b)
  Design and evaluate a remediation action for each weakness for each affected area: validate or improve the related policy and procedures, evaluate skills of the process owners with regard to the policy and adjust as required. The Plan will require an assessment of all failures; we expect that many of the recent improvements will provide an excellent starting point for the specific action plans.

  (c)
  Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps.

  (d)
  Test and measure the design and effectiveness of the remediation plan: internal audit to test and provide feedback on the design and operating effectiveness of the control.

  (e)
  Management review and acceptance of completion of the remediation effort.

        The Plan will be administered by a Controls Committee comprised of key leaders from cross functional portions of the organization, including the CFO. The Director of Internal Control will chair the Committee. Each specific area of action within the Plan will be assigned a project leader to coordinate the resources required for timely completion of the remediation process. The Committee will report quarterly and as needed to the Audit Committee of our Board of Directors on progress made.

        We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein, that we believe necessary. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and the utilization of external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects.

        Subsequent to December 31, 2008, we have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described above including the establishment of the Controls Committee. The Controls Committee has concentrated their efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, emphasizing accountability and a strict adherence to generally accepted accounting principles and financial reporting integrity, (ii) taking certain personnel actions, (iii) clarification and documentation of key accounting policies and processes, (iv) comprehensive training for Finance and Accounting Department personnel, (v) the implementation of policies and procedures to ensure that we retain important business and accounting records, and (vi) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

        The following table and text set forth the names and ages of all directors, executive officers and significant employees as of June 22, 2009. The Board of Directors currently consists of eight directors. Prior to the 2008 Annual Meeting of Stockholders, our Board was divided into three classes consisting of three Directors each (Class I, Class II and Class III). Directors in each class were elected to serve for three-year terms that expired in successive years so that the Stockholders elected one class of Directors at each annual meeting. In 2008, our stockholders approved an amendment to this provision and our Board is transitioning to a structure, which will be in effect for the 2010 Annual Meeting, where all directors will be elected each year. Directors Linda Griego and H. Frederick Christie are serving until the 2010 meeting. All other directors have terms that expire at the annual meeting in 2009. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and a list of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

        In October 2008, Geoffrey C. Ketcham, 57, joined our Board of Directors after having retired in December 2006 as Executive Vice President and CFO of Energen Corporation, a position he had held since 1991. Mr. Ketcham resigned from our Board in January 2009 for personal reasons.

        On April 24, 2009, the Company appointed David Stanton, the Chief Operating Officer of the Company, to the additional position of interim Chief Financial Officer. Cheryl Clary, the Company's former Chief Financial Officer, has been named Senior Vice President of Finance. On May 1, 2009, the Company also designated Ben Smith, the Company's Vice President of Financial Services, as the principal accounting officer of the Company.

Name	Age	Position
Independent Directors
H. Frederick Christie	75	Director, Chairman of the Compensation and Organization Committee and Lead Director
Linda Griego	61	Director, Chairman of the Nominating and Governance Committee
Donovan D. Huennekens	72	Director, Chairman of the Audit Committee
Thomas Iino	66	Director
William D. Jones	54	Director
Maureen Kindel	71	Director
Richard G. Newman	74	Director, Chairman of the Financial Planning and Investment Committee

Name	Age	Position
Executive Officers and Significant Employees
Mark A. Swatek	56	Chief Executive Officer and Chairman of the Board
David Stanton	43	Chief Operating Officer, Chief Financial Officer
Ben Smith	39	Vice President, Financial Services (Principal Accounting Officer)
Cheryl L. Clary	53	Senior Vice President of Finance
William K. Dix	53	Vice President, General Counsel and Secretary
Charles Profilet	50	Managing Director, Texas Utilities
Michael O. Quinn	62	Managing Director, West Utilities
Jim Brown	60	Managing Director, Texas MUD Services
Mark Minter	51	Managing Director, O&M Services

H. Frederick Christie—Director since 1996

        Mr. Christie has served as Lead Director since May 2006 and is Chairman of the Company's Compensation and Organization Committee. An independent consultant, he retired in 1990 as President and Chief Executive Officer of the Mission Group, a subsidiary of SCEcorp (now Edison International). From 1984 to 1987, he served as President of Southern California Edison Company, a subsidiary of SCEcorp. Mr. Christie is a director of Dine Equity Corporation, AECOM Technology Corporation and Ducommun Incorporated. He also serves on the boards of certain funds in the American Funds Family managed by the Capital Research and Management Company.

Linda Griego—Director since 2001

        Ms. Griego serves as Chairman of the Company's Nominating and Governance Committee. She served on the board from December 2001 until May 2006, and returned to the board in December 2006 to fill a departing board member's vacancy. Since 1986, Ms. Griego has served as President and Chief Executive Officer of Griego Enterprises, Inc., a business management company. She oversees the operations of Engine Co. No 28, a prominent restaurant in downtown Los Angeles that Ms. Griego founded in 1988. From 1990 to 2000, Ms. Griego held government-related appointments including deputy mayor of Los Angeles, Chief Executive Officer of the Los Angeles Community Development Bank and Rebuild LA. Ms. Griego has served as a director of publicly traded and private corporations, including presently serving as director of CBS Corporation since 2007, City National Corporation since 2006, and AECOM Technology Corporation since 2005.

Donovan D. Huennekens—Director since 1969

        Mr. Huennekens serves as Chairman to our Audit Committee. He has been a partner of HQT Homes, a real estate development company, since its formation in 1993. He is also a private real estate investor, and was a director and member of the Compensation Committee of Bixby Ranch Company, a privately owned family company primarily in the business of developing, managing and owning commercial real estate, from the mid-1980s until its liquidation at the beginning of 2008.

Thomas Iino—Director since 2007

        Mr. Iino is Chairman of the Board of Los Angeles-based Pacific Commerce Bank, where he's served since February 2006. From 1983 until he retired in May 2005, he served as partner-in-charge of Deloitte & Touche LLC's International Practice in Southern

California, focusing on audit, strategic planning, merger and acquisitions and managing bottom-line results. Since his retirement, Mr. Iino has been active serving on several boards of directors including the Japanese American Community Cultural Center since 1995, the Keiro Retirement Home, Chairman of the Board of the US—Japan Council, the board of Legatus, and the board of governors for the Japanese American National Museum since 1998. He also previously served on the board of governors for the UCLA Foundation through 2007. He is a CPA and past President of both the National Association of State Boards of Accountancy and the California State Board of Accountancy. Mr. Iino has recently been appointed to the Mayor's Trade Advisory Committee formed to stimulate investments from foreign entities.

William D. Jones—Director since 2004

        Mr. Jones has been President, Chief Executive Officer and owner of CityLink Investment Corporation, a real estate investment, development and asset management firm, since 1994 and City Scene Management Company, a property management firm, since 2001. He has been a director of Sempra Energy since 1994, serves on the boards of certain funds in the American Funds Family managed by the Capital Research and Management Company since 2006, and the Federal Reserve Bank of San Francisco since 2008. He has also served on the San Diego Padres board since 1998 and on the board of trustees of the Francis Parker School since 2005.

Maureen A. Kindel—Director since 1997

        Ms. Kindel is the Senior Managing Director of Rose & Kindel, a consulting and public affairs firm she co-founded in 1987. Ms. Kindel serves on the Board of Directors and chairs the Nominating Committee of the International Foundation of Election Systems, and is on the Board of Directors of the Los Angeles Chamber of Commerce and the Los Angeles League of Women Voters Education Fund. She is also a regent of Loyola Marymount University.

Richard G. Newman—Director since 1991

        Mr. Newman serves as Chairman to our Financial Planning and Investment Committee. He is the current Chairman and founder of AECOM Technology Corporation, which provides engineering and diversified professional, technical and management support services throughout the world. In addition to serving as Chairman since 1990, Mr. Newman also served as President of AECOM from 1990 until 1993, President and CEO from 1993 to 2000, and Chairman and CEO from 2000 to 2005. He is a director of Sempra Energy Company and serves on the boards of certain funds in the American Funds Family managed by the Capital Research and Management Company.

Mark A. Swatek—Chief Executive Officer and Chairman of the Board

        Mr. Swatek joined SouthWest Water as Chief Executive Officer in May 2006, at which time he was also appointed as director and Chairman of the board and currently serves in both capacities. From January 2005 until joining SouthWest Water, he was President of MWH Municipal and State Services, the largest operating division of MWH Global. From 2000 to December 2004, he was President of MWH Constructors, the design-build construction subsidiary of MWH Global. Mr. Swatek also served as a member of the board of directors of MWH Global from 2003 to 2006, MWH Constructors from 2000 to 2006 and MWH Americas from 2005 to 2006. Since July 2008, he has represented SouthWest Water as a member of the board of directors of California Domestic Water Company, a private wholesale water provider, and Cadway Inc., a private real estate holding company. Mr. Swatek has also served as a director of the National Association of Water Companies, a non-profit industry association, since October 2008.

David Stanton—Chief Operating Officer, Chief Financial Officer

        Mr. Stanton joined SouthWest Water in November 2006 as its Executive Vice President of Corporate Development and was appointed to the position of Chief Operating Officer in December 2007 and Chief Financial Officer in April 2009. From 2001 to August 2006, Mr. Stanton held a variety of positions with Earth Tech, a division of Tyco International, Inc., an international environmental water and wastewater service provider. From 2003 to August 2006, Mr. Stanton served as an Executive Vice President overseeing the international water and asset management business. From 2002 to 2003, he served as Earth Tech's Chief Financial Officer. From 2001 to 2002 he served as Senior Vice President of Corporate Development, where he was responsible for all financial functions and acquisition growth strategies with a focus on water technology and service companies. Earlier, Mr. Stanton held senior management positions with a number of companies in the water and wastewater industry, including Waterlink, Inc., ITEQ, Inc. and Wheelabrator Technologies, Inc.

William K. Dix—Vice President, General Counsel and Secretary

        Mr. Dix joined the Company as Vice President, General Counsel and Secretary in May 2007. From 2002 to May 2007, Mr. Dix had a corporate transactional practice representing a variety of companies in Southern California. From 2001 to 2002 Mr. Dix was Vice President and General Counsel of Genetronics Biomedical Corporation.

Ben Smith—Vice President, Financial Services

        Mr. Smith joined SouthWest Water in May 2006 as Chief Financial Officer of the Services Group. He was promoted to Vice President of Financial Services in January 2008 and appointed Principal Accounting Officer in May 2009. From January 2004 until joining SouthWest Water, Mr. Smith served as Manager of Retail Power Accounting at Calpine Power America, a provider of electricity to commercial and industrial customers in California and Texas. His career also includes executive management positions with Commerce Restructuring, LLC and Veras Investment Partners. Mr. Smith is a Certified Public Accountant.

Cheryl L. Clary—Senior Vice President of Finance

        Ms. Clary joined SouthWest Water Company as Vice President of Finance in October 2004, was promoted to Chief Financial Officer in April 2005 and has served as Senior Vice President of Finance since April 2009. From 2002 until joining SouthWest Water she was Chief Financial Officer at Del Richardson and Associates. Ms. Clary resigned the position on July 3, 2009.

Michael O. Quinn—Managing Director, West Utilities

        Mr. Quinn has been the Managing Director, West Utilities since June 2008 and has been President of Suburban Water Systems since 1996. From 1992 to 1996, he was Chief Operating Officer for Suburban Water Systems. From 1985 to 1992, he was President of ECO Resources, Inc., and prior to that, was Controller/Treasurer at Suburban Water Systems. Among his water industry affiliations, Mr. Quinn is past President of both the

California Water Association, and the National Association of Water Companies and represents SouthWest Water as a member on the boards of the California Domestic Water Company, Cadway Inc., a private real estate holding company, and Covina Irrigating Company.

Charles Profilet—Managing Director, Texas Utilities

        Charles Profilet joined SouthWest Water in February 2007 as Executive Vice President of the Services Group. He was promoted to Managing Director, Texas Utilities in January 2008. Prior to joining SouthWest Water, Mr. Profilet was Vice President of MWH Global's Houston Northeast Water Purification Plant from 2004 to 2007, where he was responsible for the design, construction, start-up, testing and operations of the 80-million-gallon-per-day (MGD) surface water treatment facility. He joined MWH in 1985 and over his tenure there took on roles including Project Manager for water and wastewater infrastructure projects, Operations Officer for new utility Asset Management Services group, and led the company's Advanced Treatment Group, which specializes in the design, construction and start-up of membrane treatment facilities. Mr. Profilet is a registered professional engineer in Texas and Florida.

Jim Brown—Managing Director, Texas MUD Services

        Mr. Brown joined SouthWest Water in May 2004 as Regional Vice President of ECO Resources. Mr. Brown was promoted to Managing Director, Texas MUD Services in January 2008. From May 2003 until joining SWWC, Mr. Brown was an independent consultant for Terramark Development, a developer of commercial properties, where he was responsible for creating a construction arm to build developments handled by Terramark. Prior to that, he was an investor and advisor of EZ Talk Communications, a prepaid reseller of local phone service.

Mark Minter—Managing Director, O&M Services

        Mr. Minter joined SouthWest Water in April 2007 as Vice President of Eastern Operations & Maintenance (O&M) and was promoted to Managing Director of O&M Services in October 2008. Prior to that, from September 2005 until April 2007, Mr. Minter was the Senior Area Manager of Operations for Severn Trent, a large provider of municipal and residential water and wastewater services, where he was responsible for project management oversight and quality control for water and wastewater projects. From 1998 until August 2005, Mr. Minter was Area Vice President of Client Services with Veolia Water North America, a global provider of commercial, industrial, municipal and residential water and wastewater treatment services. His responsibilities included project management oversight and quality control for water and wastewater projects, including technical support, safety, operations and compliance, client management and business development.

Involvement in Certain Legal Proceedings

        At December 31, 2008, no officer or director of the Company: (1) had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; (2) had been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or (3) had been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

        Our Directors, executive officers and owners of more than 10 percent of our securities are required under Section 16(a) of the Securities Exchange Act of 1934, to file reports of ownership and changes in ownership with the SEC. To facilitate compliance, we prepare and file these reports on behalf of our Directors and executive officers. The Company is required to disclose in this Proxy Statement any late filings or failures to file.

        Based upon a review of the filings made on their behalf during 2008, as well as an examination of the SEC's EDGAR system Form 3, 4, and 5 filings and our records, the following table sets forth exceptions to timely filings:

Name	Transactions Reported
Cheryl Clary	Form 4 reporting the 1/29/08 Restricted Stock Award of 9,050 shares was filed on 8/8/08
William Dix	Form 4 reporting the 1/29/08 Restricted Stock Award of 3,438 shares was filed on 8/12/08
Jim Mann(1)	Form 4 reporting the 1/29/08 Restricted Stock Award of 2,660 shares was filed on 8/13/08
Michael Quinn	Form 4 reporting the 1/29/08 Restricted Stock Award of 5,430 shares was filed on 9/10/08
Mark Rodriguez(1)	Form 4 reporting the 1/29/08 Restricted Stock Award of 3,428 shares was filed on 8/12/08
David Stanton	Form 4 reporting the 1/29/08 Restricted Stock Award of 11,525 shares was filed on 8/15/08
Marlea Tichy(1)	Form 4 reporting the 1/29/08 Restricted Stock Award of 3,398 shares was filed on 8/15/08
Mark Swatek	Form 4 reporting the 1/29/08 Restricted Stock Award of 21,978 shares was filed on 4/13/09

(1)
These individuals were designated to comply with Section 16(a) of the Securities Exchange Act of 1934 for 2008.

Code of Ethics

        Our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers ("Code of Ethics") can also be found on our website www.swwc.com by clicking on Investor Relations then Governance & Management. The Code of Ethics is intended to comply with the requirements of the Sarbanes Oxley Act of 2002 and applies to our Directors and named executive officers, including our Chief Executive Officer, senior financial officers and other members of our senior management team. We will provide without charge to any person, by written or oral request, a copy of our Code of Ethics. Requests should be directed to Shareholder Services, SouthWest Water Company, One Wilshire Building, 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017.

Nominations for the Board of Directors

        There have been no material changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

        The Audit Committee of our Board of Directors consists of four independent Directors, in compliance with the listing standards of NASDAQ and the SEC rules. The Audit Committee operates under a written charter adopted by the Board of Directors that sets forth its responsibilities and authority, and met ten times in 2008. The Audit Committee Charter is available on SouthWest Water's website at www.swwc.com.

        The Audit Committee has the duties prescribed in its Charter and is responsible for overseeing our financial reporting and disclosure process on behalf of the Board of Directors. It reviews, acts on and reports to the Board of Directors with respect to (among other things) auditing performance and practices, accounting policies, financial reporting, and disclosure practices of the Company.

        The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on this Committee. In addition, the Board has determined that at least one member of the Audit Committee, Donovan D. Huennekens, qualifies as an "Audit Committee Financial Expert" as defined by the SEC rules. The Board has also determined that each of the Audit Committee members satisfies the SEC rules regarding independence and the NASDAQ requirements for Audit Committee membership including financial sophistication. Stockholders should understand that the "financial expert" designation is a disclosure requirement of the SEC related to Mr. Huennekens' experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Huennekens any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board. His designation as an Audit Committee Financial Expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. The Committee reviews and evaluates annually its performance and charter.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        This Compensation Discussion and Analysis describes how we compensated the persons who served as the Company's Chief Executive Officer and Chief Financial Officer and the other persons included in the Summary Compensation Table below during the year ended December 31, 2008. Collectively, this group of executive officers is referred to as the named executive officers (the "NEO or NEO's").

        The Compensation and Organization Committee (the "Committee") of our Board of Directors is responsible for determining the compensation of the named executive officers and the other members of the Company's senior management team. The Committee also reviews and oversees all long-term incentive and equity-based plans, defined contribution plans, our deferred compensation plan and change-of-control agreements.

Objectives

        Our executive compensation programs are designed with the intent of attracting, motivating and retaining experienced executives and rewarding them for their contributions to the Company's achievement of its annual and long-term goals. We believe that in this way we can align the interests of our executives with those of our stockholders. We put a greater relative emphasis on at risk, performance based incentives to increase the relationship of pay to Company performance and offer greater compensation potential for superior performance.

Role of Executive Officers in Compensation Decision

        Our Chief Executive Officer, other members of management and outside advisors may be invited to attend Committee meetings from time to time depending on the matters to be discussed. The Committee may solicit the input of the Chief Executive Officer as it relates to the compensation of other named executive officers. However, neither the Chief Executive Officer nor any other member of management votes on items before the Committee.

Setting Executive Compensation

        The Committee has structured base salary, non-equity incentive plan awards, and long-term equity based incentive awards to motivate named executive officers to achieve goals set by the Company and to reward achievement of those goals. From time to time the Committee engages independent compensation consultants to assist with the review and development of the total compensation provided to its named executive officers. The Committee engaged Compensation Design Group ("CDG"), a nationally recognized compensation consulting firm, to assist with the review of total compensation evaluations conducted in 2008.

        The Committee reviews the base salaries of each of our named executive officers annually and the overall executive salary ranges periodically. The Committee determines the base salary of each named executive officer after considering the pay levels of our peer group, the executive's individual performance, his or her long-term contributions, and the pay of others on the executive team. We target our executive base salary to be in the 50th percentile of our peer group. Adjustments may be made at the discretion of the Committee due to superior performance of the officer involved. Historically, our peer group consisted of four water utility companies and four services companies, which was recently expanded to eight utility companies and eight service companies that provide services in a market similar to that which we serve or to the same clients we serve. The peer group companies were reviewed with CDG and updated with respect to annual revenue, net income, number of employees and market capitalization. These companies are:

Utility	Services
• American States Water Company	• Hawkins, Inc.
• Artesian Resources Corporation	• Matrix Service Company
• Aqua America	• Michael Baker Company
• California Water Service Group	• TRC Companies
• SJW Corporation	• Stantec, Inc.
• The Empire District Electric Co.	• Insituform Technologies, Inc.
• Middlesex Water Company	• Layne Christensen Company
• Connecticut Water Service, Inc.	• Tetra Tech, Inc

        To a lesser extent, the Committee also considers base salary for individuals in comparable positions based on general industry trends, the business requirements for certain skills, and the responsibilities of the executive.

Components of Executive Compensation

        The basic elements of compensation for our named executive officers are:

  •
  Base salary;

  •
  Non-equity incentive plan awards;

  •
  Long-term equity based incentive awards; and

  •
  401(k), deferred compensation plan, and other benefits.

        Our named executive officers are compensated with a mix of these key components of compensation. The Committee reviews each element separately and then considers all elements together to ensure that the goals and objectives of our total compensation philosophy are met.

Base Salary

        Our objectives in setting, reviewing and adjusting base salary are twofold: to attract and retain executive talent and to meet competitive practices. Our base salary is intended to provide reasonable and competitive pay for services to the Company. The Committee, after considering similarly situated competitors and taking into consideration the performance history of the officers involved, seeks to annually establish the base salary for such affected officers. In using this methodology, the base salary adjustment has both quantitative and qualitative components. For 2008, each officer's base salary was the subject of a discretionary review by the Committee taking into account the officer's personal performance for the prior year and factoring into consideration related cost of living adjustments. In February 2008, the Compensation Committee approved an increase of 3.4% for both Mr. Quinn and Ms. Clary and an increase of 5.9% for Mr. Swatek. With Mr. Stanton's promotion to COO, the Compensation Committee approved a 15.3% increase in his base pay. Mr. Profilet received a 2.0% increase in base pay and received a second adjustment of 3.4% to replace a separate perquisite that was eliminated. These base salary increases were effective April 2008. None of the named executive officers received an increase in 2009.

Non-Equity Incentive Plan Awards

        Our objective in providing annual non-equity incentive compensation in the form of cash awards is to motivate executives to make improvements in individual and Company performance and to align the executive's compensation with the Company's performance and objectives; the greater the improvement in Company performance, the greater the incentive opportunity. We also believe annual non-equity incentive compensation is necessary to remain competitive with our peer group.

        The Committee annually reviews non-equity incentives for executives generally in the first quarter of the fiscal year to determine award payments for the last completed fiscal year, as well as to set performance goals and incentive targets for the current fiscal year. Non-equity incentives (Short-Term Incentives or STI) are based on performance against both formulaic financial objectives and discretionary non-financial personal goals. The Committee approves the incentive level for the Chief Executive Officer and for each named executive officer taking into consideration the Chief Executive Officer's recommendations at the beginning of the year as performance objectives are established. The performance objectives are a combination of both financial objectives and non-financial objectives established individually or collectively for the NEOs, and the weighting of each goal is established by the Committee taking into consideration Chief Executive Officer recommendations. The financial objectives may include objectives relating to EPS, Profit before Taxes, Group or Division Income, or other financial metric measures that are pertinent to the individual's span of control. Non-financial goals are established to assure focus on activities that help the Company achieve its strategic incentives, such as critical acquisitions or realignment of individual operations. Individual operational performance achievement levels are determined at the discretion of the Committee, which is familiar with the individual performance that is expected for each unique job in question. When these targets are met, the awards are paid in cash.

        In early 2008, the Compensation Committee approved and paid cash bonuses for discretionary non-financial performance for fiscal year 2007 to Mr. Quinn, Ms. Clary, Mr. Stanton, and Mr. Profilet (who was not an NEO before 2008) in the amounts of $45,000, $55,000, $60,000 and $50,000, respectively. Mr. Swatek recommended that he not be considered for a discretionary STI award for 2007.

        For the 2008 STI plan, the Committee established threshold, target and maximum awards for plan participants that were based on a percentage of base salary as follows:

NEO	Threshold Award	Target Award	Maximum Award
CEO, COO	25%	50%	100%
CFO, Managing Directors	20%	40%	80%

        Each NEO shared a total Company EPS goal for 2008. The goal was established at threshold, target, and maximum performance levels, based on the Company's approved 2008 budget. All other performance objectives were tailored to each NEO and his or her specific objectives for 2008.

Mr. Swatek

  •
  EPS Goal (30% Weighting):  The Company did not achieve the goal

  •
  Non-Financial Objectives (20% weighting):  These objectives are related to restructuring the Company's financial organization, and the Company achieved 60% of the established objectives.

  •
  Operational Objectives (20% weighting):  The objectives are related to restructuring the operational organization of the Company, establishment of a regulatory rate support team, and success on rate cases. The Company was highly successful in these efforts and achieved over 90% of these objectives.

  •
  Discretionary Evaluation (30% weighting):  Evaluation of the CEO's performance by the Compensation Committee.

  •
  Mr. Swatek will not receive a STI award for 2008 based on overall Company financial performance.

Mr. Stanton

  •
  EPS Goal (30% Weighting):  The Company did not achieve the goal.

  •
  Company Safety Objectives (25% weighting):  Lead efforts to change the Company's safety culture and significantly improve the Company's safety record.

    The Company was highly successful in improving safety performance, thus reducing preventable costs associated with workers compensation claims and vehicle accident related claims. Mr. Stanton achieved the targeted level of performance against this goal.

  •
  Major Operation Gross Margin Improvement (25% weighting):  The Company made progress in margin improvement in two of the four major operating segments. However, the Company did not meet threshold performance levels.

  •
  Strategic Planning Objectives (20% weighting):  Establishment of a rigorous strategic planning process to drive operational strategies across all management and supervisory levels of the Company and improve the budgeting and forecasting process within the operations. The Company has created a rigorous, bottoms-up strategic planning process and driven performance objectives into the top three operating levels of management and supervision. Mr. Stanton was successful in establishing a rigorous forecasting and budgeting process within the operations.

  •
  Mr. Stanton will not receive a STI award for 2008 based on overall Company financial performance.

Ms. Clary

  •
  EPS Goal (30% Weighting):  The Company did not achieve the goal.

  •
  Finance and Accounting Restructuring and Transition (40% weighting):  Lead efforts to restructure and transition the Company's finance and accounting functions to a strong central financial services center structure using the Company's new single financial accounting platform as a basis for continuous improvement. The Company made significant strides in centralizing disparate finance and accounting functions into a single financial service center. The implementation of the Company's Oracle financial accounting platform was completed in early 2008 and full migration efforts continue. The restatement audit halted further progress during the 4th quarter of 2008. The Company achieved 60% of its objectives for financial structure change.

  •
  Financial Report Improvements (10% weighting):  Improve the timeliness and quality of financial reports provided to the Audit Committee. Financial reporting to the Audit Committee improved during the year with the Company meeting over 75% of its improvement objectives.

  •
  Successful Independent Auditor Transition (20% weighting):  Lead the successful transition to the Company's new independent auditor. Transition to the auditor was effected during the first quarter of 2008. The restatement audit took priority over objectives of this goal.

  •
  Ms. Clary will not receive a STI award for 2008 based on overall Company financial performance.

Mr. Profilet

  •
  EPS Goal (20% Weighting):  The Company did not achieve the goal.

  •
  Operational Unit Profitability Goal (40% weighting):  The Texas Utilities did not meet its operational unit profit goals versus the approved budget, and the threshold level of performance was not achieved.

  •
  Safety Objectives (20% weighting):  The Texas Utilities significantly improved safety performance and achieved the maximum performance objective for Recordable Incident Rate.

  •
  Operating Margin Improvements (20% weighting):  The Texas Utilities did not achieve the goals for improvement of the operating margins of the business.

  •
  Mr. Profilet will receive a STI Award of $39,200 in 2009 in recognition of the excellent 2008 safety performance of the Texas Utilities. No additional award will be paid based on overall Company and individual unit financial performance.

Mr. Quinn

  •
  EPS Goal (20% weighting):  The Company did not achieve the goal.

  •
  Operational Unit Profitability Goal (40% weighting):  The Western Utilities did not meet its operational unit profit goals versus the approved budget, and the threshold level of performance was not achieved.

  •
  Safety Objectives (20% weighting):  The Western Utility did not meet the safety goal, and was below the threshold performance objective for Recordable Incident Rate.

  •
  Operating Margin Improvements (20% weighting):  The Western Utility did not achieve the goals for improvement of the operating margins of the business.

  •
  Mr. Quinn will not receive a STI award for 2008 based on overall Company and individual operating unit financial performance.

        The non-equity incentive awards granted to the named executive officers are detailed in the Grants of Plan-Based Awards table below.

Long-Term Incentive Awards

        The Company believes that stock-based long-term incentive awards align the interests of executives with those of stockholders. Both wish to see an increase in value. In addition, we believe stock ownership encourages executives to take a more entrepreneurial and longer term view of the Company and its business. In 2008 the Committee established a multi-year long-term incentive plan for the NEO's and other management using non-qualified stock options and restricted stock awards as the form of long-term incentive as permitted under the Equity Incentive Plan. The amount of the option and stock awards are based on rewarding individual contributions and a target of competitive total compensation relative to our peers. The NEO awards were based on analysis and guidance from CDG on market practices of our peer and industry group on long-term incentives in relationship to total compensation market practices. Long-term target values were set in accordance with the Company's compensation strategy and based on results of an extensive compensation study by CDG. The result is the current year's award, with the targeted amount expressed as a dollar value and then allocated among the different plan types for which the participant is eligible. These awards are based on the Company's Long-term Performance Incentive Plan approved in 2008.

        Long-term incentives include Performance Accelerated Stock Options (PASO's), Performance-Contingent Restricted Stock (PCRS) and Performance Shares.

    PASO's—Performance Accelerated Stock Options

    PASO's are options to buy the Company's common stock at a future date, at the closing fair market value the stock is trading at on the grant date. PASO's fully vest 5 years from the grant date, however, they may vest earlier in the 5 year period, based on meeting specific performance objectives. Vesting may be accelerated if the Company's common share price reaches and maintains the target price thresholds listed in the table below for a minimum of 10 consecutive trading days.

Share Price Threshold	Accelerated Vesting %
$15.00	25%
$18.00	25%
$21.00	25%
$24.00	25%

    There is no limit on accelerated vesting in any plan year, provided that share price targets are met and held. If performance objectives are not met, stock option awards vest five years from the date of award based on continued employment. Vesting can be accelerated to an earlier date based on meeting pre-established and stated performance objectives.

    PASO's are issued at fair market value and the participant is entitled only to the appreciation in the value of the PASO from the date of the grant to the date of exercise. The initial grant of options to individual participants is based on a "gain multiplier" (i.e., a multiple of a base salary that is derived from competitive practices and used to determine the target long-term incentive value for each participant) of base salary and an option pricing valuation. PASO's provide long-term focus on share-price performance and align the interests of participants with those of the Company.

    The PASO performance objective is based on the Company's stock maintaining the threshold price for a minimum of ten (10) consecutive trading days, at which point 25% of the options will undergo accelerated vesting. There are four such share price thresholds, and there is no limit on the number of accelerated vesting occurrences in one year, provided that share price targets are met and held. Un-accelerated options will vest fully five years after the grant date and have a term of seven years from the grant date. The exercise price used was the final after-hours trading price of the Company's stock on the date of grant.

    During 2008, no thresholds were reached and therefore no acceleration of vesting occurred.

    PCRS—Performance-Contingent Restricted Stock

    PCRS are shares of the Company's common stock with performance-contingent vesting restrictions. They have an initial value equal to the closing price of the Company's common stock on the grant date. Any unvested awards, (i.e., where performance was not achieved) will be forfeited at the end of the five year performance period. Vesting occurs if the Company achieves certain four quarter trailing pre-tax earnings objectives. Once a vesting target is achieved, the four quarter period is reset and the objective will become the next lowest vesting target. Since shares are restricted, participants will not "own" the shares until they vest. However, participants will receive dividends and have voting rights on unvested shares.

Pre-Tax Earnings Objectives	Accelerated Vesting %
$19,778,000	25%
$25,765,000	25%
$30,046,000	25%
$38,319,000	25%

    PCRS are restricted stock awards that are an "at-risk" form of compensation. Vesting is entirely performance based with the potential for shares to be forfeited if the established objectives are not met over a five year performance period following the grant date. The valuation of shares is based on fair market value at the time of grant. The participant is entitled to the full value of the share, including the appreciation or "gain" in stock value over the original grant price, at the time of vesting. The initial grant of shares to individual participants is based on a "gain multiplier" of base salary. During the restriction period, the participant receives dividends, if any, and can vote the shares. As restrictions lapse, the participant receives unrestricted shares which may be sold, transferred or pledged. PCRS provides long-term focus on share price and Company performance and aligns the interests of participants with those of the Company.

    PCRS requires the Company's pre-tax earnings to be above a specified 4-quarter total value at the end of the 4-quarter period (not necessarily in a single fiscal year), at which point 25% of the restricted stock will undergo accelerated vesting and the 4 quarter period is reset. Any unvested restricted stock is forfeited at the end of the five year performance period.

    During 2008, no pre-tax earnings objectives were met and therefore no acceleration of vesting occurred.

    Performance Shares

    Performance Shares are phantom stock designed to link to specific consolidated balance sheet performance of the Company. The Performance Shares have a three-year term and give a participant the right to receive a cash award at the end of three years, based on the achievement of predetermined performance objectives. Performance share value is variable, and may payout at, above, or below target. In the event of poor performance, if the minimum goals are not achieved, the Performance Shares will not have any value or payout.

    Performance Share value will be measured at the end of the performance period based on improvement in the Company's Return on Invested Capital (ROIC) as compared to 2007 levels. Plan participants will be paid cash at the end of 2010 based on improvement in ROIC over the 2008-2010 plan percent as forecasted by the Company's 2007 long range plan. If successful, the Company will improve its ROIC by the end of 2010 by 73% from 2007 year end levels and, if this level of improvement is achieved, the plan participants will be entitled to 100% of the target Performance Share award. Actual awards will be made on the basis of the relative percentage of the achieved improvement. If ROIC is improved by 50% over 2007 year end levels, then the plan participants will receive 50/73 or 68% of the target award. Conversely, if ROIC improves by 100% over the 2007 year end levels, plan participants will receive 100/73 or 137% of the target award. The target performance share award to individual participants is based on a multiplier of base salary. Payments will be made in cash. Performance Shares provide long-term focus on specific financial/ operational performance and aligns the interests of participants with those of the Company.

        Most of the long-term incentive awards are made to named executive officers during the first quarter of the year. These awards are referred to as in-cycle awards. The process for these awards is structured. The Chief Executive Officer reviews the performance of the named executive officers and management against long-term goals of the organization, strategic initiatives and the role each individual may have in moving the Company toward those goals and initiatives. The Chief Executive Officer recommends long-term incentive awards to the Compensation Committee, and the Committee, after discussion and review, approves final awards.

        Occasionally, out-of-cycle long-term incentives are made to named executive officers. The most typical out-of-cycle awards are made when an executive is first hired or is promoted. These out-of-cycle long-term incentive awards are made effective as of the date of hire or promotion. The Committee has delegated to the Chief Executive Officer the authority to make out-of-cycle long-term incentive awards of non-qualified stock options up to 2,500 shares, with the provision that the Committee is informed of the award at the next Committee meeting.

        All options or restricted shares are granted at fair market value of the stock on the date of grant. Fair market value is determined as the closing price of the Company's stock on the NASDAQ on the grant date.

        During the second quarter of 2008, the Committee commissioned CDG to evaluate competitive practices associated with retention of key executives. Subsequently, the Committee commissioned CDG to assist them in establishing a retention program for the Company's two key executives, the CEO and COO, to assure that both executives remain focused on the Company's development and performance. In October 2008, the Committee granted a restricted stock award of 103,306 shares to Mr. Swatek, and 77,479 shares to Mr. Stanton to ensure their long-term retention. These Restricted Stock Awards are scheduled to vest on the third anniversary of the grant date, contingent on the continued employment of Mr. Swatek and Mr. Stanton. However, in the event that Mr. Swatek or Mr. Stanton terminates his employment prior to the third anniversary of the grant date for any other reason, except for termination without cause or change-in-control, he would not receive the restricted stock award.

        All the grants awarded to the named executive officers, both in-cycle and out-of-cycle, are detailed in the Grants of Plan-Based Awards table below.

Retirement and Other Benefits

  •
  Profit Sharing/Savings Plans.  All employees, including named executive officers, may participate in one of two 401(k) Plans depending on the subsidiary in which they work. The contract services business employees typically participate in the Profit Sharing 401(k) Plan, established in 1988 and the owned utility business employees typically participate in the 401(k) Retirement and Savings Plan, established in 1994.

    In both plans, employees may elect to make before-tax contributions of up to 60% of their base salary, subject to current Internal Revenue Service limits. Neither 401(k) Plan permits an investment in our stock. The Company matches employee contributions up to a set percentage of the employee's contribution depending on the specific plan and the Company contributed portion has a specific vesting period. For the Profit Sharing 401(k) Plan, the Company matches 50% of the first 2% of the employee's contribution. The Company's contribution vests 100% after one year of service. For the 401(k) Retirement and Savings Plan, the Company matches

    100% of the first 2% of the employee's contribution and 50% of the next 4%. The Company match vests at a graduated rate over 6 years.

  •
  Employee Stock Purchase Plan.  All employees, including named executive officers, may participate in the Employee Stock Purchase Plan (the ESPP), established in 1989, when they meet the eligibility requirements. Eligible employees are those who work more than 20 hours a week and are employed at least 90 days. The ESPP provides eligible employees an option to purchase the Company stock at a discounted price at the end of a set offering period. Our offering period is quarterly. The discount in the ESPP is 10% off the lesser of the Company's stock price based on the average of the high and low price for the last or first three (3) days of the offering period. Employees can participate through payroll deduction and there is a 1,000 share limit per purchase, as well as an annual Internal Revenue Service limit of $25,000 in value of stock that can be purchased through the ESPP. In November of 2008, the Company temporarily suspended the Employee Stock Purchase Plan due to our ineligibility to use Registration Statements on Form S-3 until twelve months after we are current in all SEC filings.

  •
  Deferred Compensation Plan.  The Company offers highly compensated employees and Directors an opportunity to participate in a nonqualified, unfunded Deferred Compensation Plan, established in 2002. In 2008, twelve employees and one (1) Director elected to participate in the Deferred Compensation Plan. The named executive officers who participated in the Deferred Compensation Plan are identified in the Nonqualified Deferred Compensation table. In the Summary Compensation Table and the Director Compensation Table, the base salary, non-equity plan award or fees to each named executive officer and Director who participated in the Deferred Compensation Plan have not been reduced by the amount of their deferral. In other words, base salary is base salary before any deferrals. Director fees reflect fees before any deferrals.

  •
  Pension Plan.  The Company does not provide a pension plan for any of the named executives as outlined in the Pension Benefits table below.

Health and Welfare Benefits

        All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical and dental coverage, disability insurance, life insurance and long-term care. All employees may elect to purchase additional life and disability insurance through payroll deductions. The additional benefit of the Company paid premium is taxable income and is included in the employee's W-2.

Perquisites

        We provide additional benefits to named executive officers that match competitive market practice or are relevant to the business we conduct. All such payments are reflected in the Summary Compensation Table on page 24. Our Chief Executive Officer and certain named executive officers receive a car allowance, which is included as taxable income in the base salary. Additionally, the Company pays the monthly parking fees for named executive officers located in downtown Los Angeles.

        The Chief Executive Officer is reimbursed for tax preparation up to an annual maximum of $5,000.

        Club membership is provided or reimbursed for select named executive officers. The clubs to which certain named executives belong benefit the Company in the conduct of our business, through establishing or maintaining business connections and the conducting of business meetings

Severance Agreements; Change of Control Agreements

        Businesses face a number of risks, including the risk of losing executive talent when a new Chief Executive Officer joins the Company or there is a change in ownership of the Company. We believe that severance arrangements and change of control agreements with certain of our named executive officers has helped us attract and retain our executives.

Change of Control Severance Agreements

        The Company has a Change of Control Severance Agreement (CCSA) into which certain named executive officers and other key executive officers have entered. All except one of these agreements have a term of three years subject to automatic renewal for three-year terms, unless a 90-day notice of non-renewal is given prior to the expiration of a current term. One agreement was entered into in 1999 and has no expiration or renewal date. The CCSA ends if a named executive officer's employment has terminated before the change of control has occurred. Named executive officers who have entered into CCSA's are Messrs. Swatek, Stanton, Quinn, Profilet and Ms. Clary. Additionally, other executive officers have CCSA's with similar terms as those for the named executive officers.

        The CCSA provides that the executive officer will, upon a change of control as defined in the agreement, be entitled for a period of two (2) years after the change of control, to a severance payment if the executive officer's employment is terminated by the Company for other than good cause. The severance consists of up to 2.99 times the sum of the executive's most recent base salary plus the average bonus (or Non-Equity Incentive Plan compensation) for the prior three full years. The severance benefits may also include an acceleration of vesting of previously granted stock options or non-vested restricted shares held as of the date of the change of control. Total benefits may not exceed the limits imposed by Section 280G of the Internal Revenue Code. Details on the payments that each of the above named executive officers would receive in the event their employment terminates are shown on the Potential Payments Upon Post Termination tables specific to each named executive officer.

Stock Ownership Guidelines

        Stock ownership guidelines have not been implemented by the Committee for our named executive officers. We will continue to periodically review and evaluate our position with respect to stock ownership guidelines for executive officers.

Trading policy

        Our trading policy states that covered individuals, including the named executive officers and Directors, may not buy or sell Company securities or engage in any other action to take advantage of, or pass on to others, material non-public information about the Company. This policy also applies to information obtained in the course of employment relating to any other company, including our customers or suppliers.

        The purchase or sale of stock by our officers and directors may only be made during a window of time when all material information has been publicly disseminated as set by our Chief Financial Officer and reviewed by the Board of Directors.

Tax and Accounting Considerations of Executive Compensation

        Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid by a public company to its chief executive officer and four other highest-paid executive officers unless certain specific and detailed criteria are satisfied. The Committee takes into consideration the economic effect on the Company of compensation, which would not be deductible under Section 162(m) or otherwise and therefore considers the anticipated tax treatment to the Company and our executive officers when we review and establish compensation programs and payments. In the future, compensation may be set, for competitive or other reasons, which will not be fully deductible. The Company believes that for fiscal year 2008 there were no compensation amounts paid to any named executive officer, which were not deductible by reason of Section 162(m).

SUMMARY COMPENSATION TABLE

        The following table summarizes the compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change of Pension Value & Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)	Total ($)
Mark A. Swatek,	2008	450,000	—	128,251	130,108	—	—	41,241	749,600
Chairman, Chief Executive Officer(4)	2007 2006	435,077 266,615	—	56,202 —	203,885 155,509	— 250,000	— —	305,552 678,744	1,000,716 1,350,868
Cheryl L. Clary,	2008	253,500	—	20,837	67,498	—	22,567	21,769	386,171
Chief Financial Officer(5)	2007 2006	262,485 205,000	—	28,102 —	70,594 71,909	55,000 144,000	17,309 5,970	— 25,940	433,490 452,819
David Stanton,	2008	300,000	—	43,089	106,449	—	—	24,475	474,013
Chief Operating Officer(6)	2007	270,200		—	61,936	60,000	—	—	392,136
Charles Profilet, Managing Director, Texas Utilities(7)	2008	253,383	—	—	28,857	39,200	—	23,258	344,698
Michael O. Quinn,	2008	253,500	—	20,837	64,238	—	11,448	71,566	421,589
Managing Director, Western Utilities(8)	2007 2006	255,723 227,000	— —	28,102 —	77,163 79,056	45,000 151,000	10,051 8,029	— 45,099	416,039 510,184

(1)
Any non-qualified deferred compensation amounts are included under "Salary" and footnoted below for the two named executive officers who deferred a portion of their salary. Earnings on non-qualified deferred compensation are reflected under "Change of Pension Value & Non-qualified Deferred Compensation Earnings." Amounts shown under "Salary" before 2008 include car allowances for the named executive officers. In 2008, car allowances are reflected under "All Other Compensation".

(2)
Figures reflect the dollar amount recognized for financial statement reporting purposes for fiscal year ended December 31, 2008, in accordance with SFAS 123(R). For additional information on valuation assumptions, refer to Note 14 to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary

  Data." The dollar amounts noted for Stock and Option Awards do not represent cash paid to NEOs. Realization of the ultimate value, if any, is achieved through the vesting of a Stock Award or the exercise of the related Option Award. The vesting of a Stock Awards and exercises of Option Awards are summarized in the "Option Exercises and Stock Vested" table below.

(3)
The amounts reported in this column reflect cash incentive compensation based on performance in the respective year, and was determined by the Compensation Committee and Board of Directors in March of the following year and paid shortly thereafter. A more detailed discussion of our non-equity incentive plan awards, including the criteria used to determine such awards, may be found under "Compensation Discussion and Analysis" above.

(4)
All other compensation for Mr. Swatek includes $1,800 for tax preparation for the year ended December 31, 2008; $12,000 in car allowance, $2,902 for Group Term Life, $1,943 in LTD, $9,700 in Company 401(k) matching, $4,740 in club memberships and $7,022 in dividends on restricted stock awards. Mr. Swatek joined SWWC in May 2006, thus the 2006 salary represents a partial year.

(5)
All other compensation for Ms. Clary includes $9,600 in car allowance, $1,932 for Group Term Life, $1,103 in LTD, $6,305 in Company 401(k) matching and $2,829 in dividends on restricted stock awards. She deferred $51,395 of her compensation which is included in her salary shown above. Effective April 24, 2009, Ms. Clary no longer serves as Chief Financial Officer of the Company.

(6)
All other compensation for Mr. Stanton includes $11,862 in car allowance, $839 for Group Term Life, $9,700 in Company 401(k) matching and $2,829 in dividends on restricted stock awards. Mr. Stanton was not a named executive officer in 2006. Effective April 24, 2009, Mr. Stanton was appointed Chief Financial Officer of the Company.

(7)
All other compensation for Mr. Profilet includes $10,200 in car allowance, $1,260 for Group Term Life, $1,072 in LTD, $9,450 in Company 401(k) matching and $1,277 in dividends on restricted stock awards. Mr. Profilet will receive $39,200 in non-equity incentive plan compensation in 2009 in recognition of the 2008 safety performance of the Texas Utilities. Mr. Profilet was not a named executive officer in 2006 or 2007.

(8)
All other compensation for Mr. Quinn includes $1,952 in car allowance, $5,544 for Group Term Life, $1,103 in LTD, $9,700 in Company 401(k) matching, $51,089 in value upon exercise of options and $2,177 in dividends on restricted stock awards. He deferred $7,595 of his compensation which is included in his salary shown above.

GRANTS OF PLAN BASED AWARDS

        The following table provides information on grants on all plan-based awards to the named executive officers during fiscal 2008. The fair market value of these options and awards is the after-hours closing price on the date of grant.

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/Sh)	Closing market Price on Option Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Name and Principal Position	Type of Award(1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mark A. Swatek,	STI	N/A	112,500	225,000	450,000	—	—	—	—	—
Chief Executive Officer	PASO(3)	1/29/2008	—	—	—	—	310,700	—	—	—	11.28	11.26	310,700
	PCRS(4)	1/29/2008	—	—	—	61,978	247,912	247,912	—	—	—	—	247,912
	PS(5)	N/A	—	—	—	—	247,917	—	—	—	—	—	247,917
	RS	10/17/2008	—	—	—	—	—	—	103,306	—	—	—	1,000,002
Cheryl L. Clary,	STI	N/A	62,500	125,000	253,500	—	—	—	—	—	—	—	—
Chief Financial Officer	PASO(3)	1/29/2008	—	—	—	—	127,936	—	—	—	11.28	11.26	127,936
	PCRS(4)	1/29/2008	—	—	—	25,521	102,084	102,084	—	—	—	—	102,084
	PS(5)	N/A	—	—	—	—	102,083	—	—	—	—	—	102,083
David Stanton,	STI	N/A	75,000	150,000	300,000	—	—	—	—	—	—	—	—
Chief Operating Officer	SO	1/22/2008	—	—	—	—	—	—	—	30,000	11.04	11.04	96,915
	PASO(3)	1/29/2008	—	—	—	—	162,923	—	—	—	11.28	11.26	162,923
	PCRS(4)	1/29/2008	—	—	—	32,501	130,002	130,002	—	—	—	—	130,002
	PS(5)	N/A	—	—	—	—	130,000	—	—	—	—	—	130,000
	RS	10/17/2008	—	—	—	—	—	—	77,479	—	—	—	750,000
Charles Profilet,	STI	N/A	40,541	81,083	202,706	—	—	—	—	—	—	—	—
Managing Director, Texas	PASO(3)	1/29/2008	—	—	—	—	100,261	—	—	—	11.28	11.26	100,261
Utilities	PCRS(4)	1/29/2008	—	—	—	19,999	79,998	79,998	—	—	—	—	79,998
	PS(5)	N/A	—	—	—	—	80,000	—	—	—	—	—	80,000
Michael O. Quinn,	STI	N/A	63,750	127,500	253,500	—	—	—	—	—	—	—	—
Managing Director, Western	PASO(3)	1/29/2008	—	—	—	—	76,760	—	—	—	11.28	11.26	76,760
Utilities	PCRS(4)	1/29/2008	—	—	—	15,313	61,250	61,250	—	—	—	—	61,250
	PS(5)	N/A	—	—	—	—	61,250	—	—	—	—	—	61,250

(1)
Type of Award:

STI	Short-Term Incentive Plan
PASO	Performance-Accelerated Stock Option
PCRS	Performance-Contingent Restricted Stock
PS	Performance Shares
RS	Restricted Stock Retention Award
SO	Stock Options
(2)
Figures reflect the grant date fair value of the full equity awards reported in the previous columns determined pursuant to SFAS 123(R). For more information, including assumptions made in calculating the SFAS 123(R) value of the options and awards, refer to Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data.". Material terms of plan-based awards, including criteria used in determining amounts payable and vesting of awards, are further discussed under "Compensation Discussion and Analysis" above.

(3)
Performance Accelerated Stock Options were granted at $11.28 per share on January 29, 2008 with vesting accelerated if share price goals are reached.

(4)
Performance Contingent Restricted Stock vests based on achieving 4 quarter pre-tax income objectives. Shares expire if minimum goals are not reached.

(5)
Performance Shares are paid out in cash at the end of 2010 and contingent upon improvement in the Company's Return on Invested capital (ROIC) over the ROIC as determined at the end of 2007.

(6)
Options were priced at the last after-hours trading price on the date of grant as directed by the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table provides information for each of the Company's Named Executive Officers regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2008. Market values are presented as of the end of 2008 (based on the closing price of SWWC stock on December 31, 2008 of $3.22) for outstanding stock awards, which include 2008 grants and prior year grants. Market values are not presented for stock options. The accumulated equity holdings reflect our long-term incentive structure, Company performance and an executive's length of service. Performance Shares, which are cash-based, are not presented in this table.

EQUITY INCENTIVE PLAN AWARDS

								Unvested Restricted Stock Awards
											Performance-Based Awards
													Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
								Service-Based Awards
Option Awards											Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
								Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Number of Securities Underlying Unexercised Options (#)
Named Executive Officer	Grant Year	Unexercised Options (#) Exercisable		Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Mark Swatek
Equity Awards	—	—		—		—	—	109,972	(6)	$354,110	21,978	(7)	$70,769
Stock Options	2008	—	(1)	91,923	(1)	$11.28	1/29/2015
	2007	8,333	(2)	16,667	(2)	$12.76	3/14/2014
	2006	75,000	(3)	—	(3)	$13.20	6/3/2013
Cheryl Clary
Equity Awards	—	—		—		—	—	3,333	(8)	$10,732	9,050	(7)	$29,141
Stock Options	2008	—	(1)	37,851	(1)	$11.28	1/29/2015
	2007	5,000	(2)	10,000	(2)	$12.76	3/14/2014
	2006	8,000	(4)	12,000	(4)	$17.75	3/8/2013
	2005	10,500	(4)	10,500	(4)	$11.39	3/9/2012
	2004	9,922	(4)	3,308	(4)	$11.02	10/26/2011
David Stanton
Equity Awards	—	—		—		—	—	77,479	(9)	$249,482	11,525	(7)	$37,111
Stock Options	2008	—	(1)	48,202	(1)	$11.28	1/29/2015
	2008	—	(5)	30,000	(5)	$11.04	1/22/2015
	2007	3,333	(2)	6,667	(2)	$12.76	3/14/2011
	2006	16,666	(2)	8,334	(2)	$12.04	11/10/2013
Charles Profilet
Equity Awards	—	—		—		—	—	—		—	7,092	(7)	$22,836
Stock Options	2008	—	(1)	29,663	(1)	$11.28	1/29/2015
	2007	3,000	(4)	12,000	(4)	$12.88	2/17/2014
Michael Quinn
Equity Awards	—	—		—		—	—	3,333	(10)	$10,732	5,430	(7)	$17,485
Stock Options	2008	—	(1)	22,710	(1)	$11.28	1/29/2015
	2007	5,000	(2)	10,000	(2)	$12.76	3/14/2014
	2006	10,000	(4)	15,000	(4)	$17.75	3/8/2013
	2005	12,600	(4)	8,400	(4)	$11.39	3/9/2012
	2004	13,229	(4)	3,308	(4)	$12.97	2/12/2011

(1)
Vesting can be accomplished based on a performance objective of the Company stock maintaining set threshold prices, at which point 25% of the options will undergo accelerated vested. There are four such share price thresholds: $15, $18, $21 and $24/share. Un-accelerated options will fully vest 5 years after the grant date.

(2)
These Stock Options vest 33 1/3% each year over three years.

(3)
On June 2, 2006, 75,000 Stock Options were awarded to Mr. Swatek. These options vest 50% each year over two years.

(4)
These Stock Options vest 20% each year over five years.

(5)
On January 22, 2008, 30,000 Stock Options were awarded to Mr. Stanton in connection with his promotion to COO. These options vest 33 1/3% each year over three years until fully vested on January 22, 2011.

(6)
On October 17, 2008, Mr. Swatek was granted a 103,306 Restricted Stock Award which will fully vest at three years, or earlier upon involuntary termination for any reason other than cause. On March 13, 2008, Mr. Swatek was awarded a 10,000 share Restricted Stock Award, which he declined, and which was immediately cancelled. On March 14, 2007, Mr. Swatek was awarded a 10,000 share Restricted Stock Award which vests 33 1/3% per year over three years.

(7)
These Performance Contingent Restricted Stock Awards have 5 years in which to reach performance targets, and will vest 25% upon reaching each goal of pre-tax earnings of $19,778,000; $25,765,000; $30,046,000; and $38,319,000. If goals are not reached, awards cancel at 5 years. The following table shows the aggregate number of vested and unvested Outstanding Stock Options and the aggregate number and total value of vested and unvested Restricted Stock Awards held by each of the Named Executive Officers as of December 31, 2008. Market values are presented as of the closing price of SWWC stock on December 31, 2008 of $3.22.

			Restricted Stock Awards
					Total value of vested and unvested RSAs at 12/31/08
	Stock Options
	Vested	Unvested	Vested	Unvested
Mark Swatek	83,333	108,590	3,334	131,950	$435,614
Cheryl Clary	33,422	73,659	1,667	12,383	$45,241
David Stanton	19,999	93,203	—	89,004	$286,593
Charles Profilet	3,000	41,663	—	7,092	$22,836
Michael Quinn	40,829	59,418	1,667	8,763	$33,585
(8)
On March 14, 2007, Ms. Clary was awarded a 5,000 share Restricted Stock Award which vests 33 1/3% per year over three years.

(9)
On October 17, 2008, Mr. Stanton was granted a 77,479 Restricted Stock Award which will fully vest at three years, or earlier upon involuntary termination for any reason other than cause.

(10)
On March 14, 2007, Mr. Quinn was awarded a 5,000 share Restricted Stock Award which vests 33 1/3% per year over three years.

OPTION EXERCISES AND STOCK VESTED

        The following table shows information on exercised and unexercised stock options held, value realized from options exercised during 2008, and the value of unexercised options for the Chief Executive Officer of the Company and the other named executive officers.

	Option Awards			Stock Awards
Name and Principal Position	Number of Securities Acquired on Exercise(#)		Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Mark A. Swatek, Chief Executive Officer	—		—	3,334	$36,841
Cheryl L. Clary, Chief Financial Officer	—		—	1,667	$18,420
David Stanton, Chief Operating Officer	—		—	—	—
Michael O. Quinn, Managing Director, Western Utilities	22,417	(1)	$51,089	1,667	$18,420
Charles Profilet, Managing Director, Texas Utilities	—		—	—	—

(1)
Shares exercised and sold in same-day-sale transaction. Value shown is realized net gain after payment of exercise price and tax.

PENSION BENEFITS

        The SouthWest Water Company Supplemental Executive Retirement Plan (the "SERP") was adopted by the Company effective May 8, 2000. None of the current executives are participants or have accumulated any benefits under the plan.

NONQUALIFIED DEFERRED COMPENSATION

        The Nonqualified Deferred Compensation Plan was implemented January 2002. The purpose of the Plan is to provide benefits to a select group of management or highly compensated employees and Directors who contribute materially to the continued growth, development and success of the Company.

        Participants in the Deferred Compensation Plan annually may elect to defer up to 50% of their base annual salary and up to 100% of their bonus, commission or Director fees. The Deferred Compensation Plan provides for a fixed rate of interest on amounts deferred. The interest is determined annually and is referred to as the preferred crediting rate. The preferred crediting rate is 120% of the crediting rate which is based on the average corporate bond yield published in the Merchant Bond Record as the "Corporate Bond Yield Average—AV Corp" for the previous September. A participant in the plan earns the preferred crediting rate after five (5) years of plan participation. Should the participant not participate for five (5) years, then she or he will only earn the crediting rate on amounts deferred. All earnings are based on the preferred crediting rate. In 2008, the preferred crediting rate was 7.45% and the crediting rate was 6.21%.

        The following table summarizes the nonqualified deferred compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Executive Contribution in Last FY($)(1)		Registrant Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE($)
Mark A. Swatek, Chief Executive Officer	—		—	—	—	—
Cheryl L. Clary, Chief Financial Officer	51,395	(2)	—	22,567	—	325,486
David Stanton, Chief Operating Officer	—		—	—	—	—
Michael O. Quinn, Managing Director, Western Utilities	7,598	(3)	—	11,448	—	165,110
Charles Profilet, Managing Director, Texas Utilities	—		—	—	—	—

(1)
Amounts disclosed are included in the Summary Compensation Table above under "Salary" and noted in the footnotes to each named executive officer who participated in the Deferred Compensation Plan in 2008.

(2)
Ms. Clary deferred $138,800 in 2007 and acquired aggregate earnings of $26,207. In 2006, Ms. Clary deferred $70,356 and acquired aggregate earnings of $18,838.

(3)
Mr. Quinn deferred $7,329 in 2007 and acquired aggregate earnings of $1,384. In 2006, Mr. Quinn deferred $6,810 and acquired aggregate earnings of $1,823.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE

        The following tables reflect the amount of compensation which would be paid or has been paid to each of the named executive officers in the event of a termination of their employment. The amount of compensation payable to each named executive officer upon voluntary termination or retirement, involuntary not-for-cause termination, for cause termination, termination following a change of control and in the event of disability or death of the executive is shown. The amounts assume that the termination was effective as of December 31, 2008, and thus includes amounts earned through that time and are estimates of the amounts which would be paid to the executives upon termination. The actual amounts to be paid can only be determined at the time of the executive's separation from the Company.

Payments Made Upon Termination

        Regardless of the manner in which a named executive officer's employment terminates, he or she may be entitled to receive amounts earned during his or her employment. Such amounts include:

  •
  shares awarded under the Company's Equity Incentive Plan;

  •
  amounts contributed under the 401(k) Plan and the Deferred Compensation Plan; and

  •
  unused vacation pay (vacation entitlement)

Payments Made Upon Change of Control

        The Company has entered into Change of Control Severance Agreements with certain named executive officers. Pursuant to these agreements, if an executive's employment is terminated following a change of control (other than termination by the Company for cause or by reason of death or disability) or if the executive terminates his or her employment in certain circumstances defined in the agreement which constitute "good reason", in addition to the benefits listed under the heading "Payments Made Upon Termination":

  •
  the named executive officer will receive a lump sum severance payment ranging from 1.5 to 2.99 times the sum of the executive's base salary and the average annual bonus, either discretionary or performance-based (as reflected in the "Bonus" and "Non-Equity Incentive Plan Compensation" columns of the Summary Compensation Table, respectively), earned by the executive pursuant to incentive compensation plans maintained by the Company in the three prior fiscal years;

  •
  all stock options held by the executive will automatically vest and become exercisable; and

  •
  the Nonqualified Deferred Compensation Plan benefits for the named executive officer are determined using the preferred crediting rate regardless of years of plan participation.

        Generally, pursuant to the agreements, a change of control is deemed to occur:

  (1)
  if any person or group acquires 50% or more of the Company's voting securities (other than securities acquired directly from the Company or its affiliates);

  (2)
  if a majority of the Directors as of the date of the agreement are replaced other than in specific circumstances;

  (3)
  in the event of a merger or other reorganization or business combination in which voting control of the Company changes hands, or if there is a sale of all or substantially all of the Company's assets; or

  (4)
  in the event of a liquidation or dissolution of the Company.

 POTENTIAL PAYMENTS UPON POST TERMINATION

Mark A. Swatek, Chairman and Chief Executive Officer Executive Payments & Benefits upon Termination/COC:	Change-of- Control	Termination	Death	Disability
Severance(1)	$1,594,666	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	$424,879	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	—	—	—	—
Disability Benefit Plan(4)	—	—	—	$112,500
Death Benefit Plan (Insured Benefits)(5)	—	—	$750,000	—
401(k) Plan Company Contributions	$26,854	$26,854	$26,854	$26,854
Vacation Entitlement	$45,876	$45,876	$45,876	$45,876
280G Scaleback(6)	—	—	—	—

Total	$2,092,275	$72,730	$822,730	$185,230

David Stanton, Chief Operating Officer Executive Payments & Benefits upon Termination/COC:	Change-of- Control	Termination	Death	Disability
Severance(1)	$956,800	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	$286,593	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	—	—	—	—
Disability Benefit Plan(4)	—	—	—	$75,000
Death Benefit Plan (Insured Benefits)(5)	—	—	$750,000	—
401(k) Plan Company Contributions	$17,750	$17,750	$17,750	$17,750
Vacation Entitlement	$18,749	$18,749	$18,749	$18,749
280G Scaleback(6)	($235,884)	—	—	—

Total	$1,044,008	$36,499	$786,499	$111,499

Cheryl Clary, Chief Financial Officer Executive Payments & Benefits upon Termination/COC:	Change-of- Control	Termination	Death	Disability
Severance(1)	$956,301	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	$39,873	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	$325,486	$325,486	$325,486	$325,486
Disability Benefit Plan(4)	—	—	—	$63,375
Death Benefit Plan (Insured Benefits)(5)	—	—	$750,000	—
401(k) Plan Company Contributions	$26,913	$26,913	$26,913	$26,913
Vacation Entitlement	$24,252	$24,252	$24,252	$24,252
280G Scaleback(6)	($459,986)	—	—	—

Total	$912,839	$376,651	$1,126,651	$440,026

Charles Profilet, Managing Director, Texas Utilities Executive Payments & Benefits upon Termination/COC:	Change-of- Control	Termination	Death	Disability
Severance(1)	$429,675	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	$22,836	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	—	—	—	—
Disability Benefit Plan(4)	—	—	—	$63,346
Death Benefit Plan (Insured Benefits)(5)	—	—	$750,000	—
401(k) Plan Company Contributions	$17,046	$17,046	$17,046	$17,046
Vacation Entitlement	$18,149	$18,149	$18,149	$18,149
280G Scaleback(6)	—	—	—	—

Total	$487,706	$35,195	$785,195	$98,541

Michael O. Quinn, Managing Director, Western Utilities Executive Payments & Benefits upon Termination/COC:	Change-of- Control	Termination	Death	Disability
Severance(1)	$953,311	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	$28,217	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	$165,110	$165,110	$165,110	$165,110
Disability Benefit Plan(4)	—	—	—	$63,375
Death Benefit Plan (Insured Benefits)(5)	—	—	$750,000	—
401(k) Plan Company Contributions	$73,105	$73,105	$73,105	$73,105
Vacation Entitlement	$52,647	$146,331	$146,331	$146,331
280G Scaleback(6)	($219,210)	—	—	—

Total	$1,053,180	$384,546	$1,134,546	$447,921

Footnotes:

(1)
NEO will receive a lump sum severance payment ranging from 1.5 to 2.99 times the sum of the executive's base salary plus the average annual bonus earned by the executive pursuant to corporate incentive compensation plans in the three prior fiscal years.

(2)
Options are assumed cashed out at each option's intrinsic value assuming SWWC's closing price of $3.22 on 12/31/08. Since all NEO outstanding options are under water at this price (i.e., the strike price is greater than the market price), the value at 12/31/08 is zero.

(3)
Represents full value of restricted shares at SWWC's closing price of $3.22 on 12/31/08. Restricted shares may or may not vest at the discretion of the Compensation and Organization Committee.

(4)
Represents payments by the Company of 90 days of salary prior to disability insurance coverage.

(5)
Payout of Company-paid life insurance of 5 times annual base salary up to $750,000.

(6)
Under the executive's Change of Control Severance Agreement, if payments are subject to excise taxes imposed under IRC Section 4999, the executive's Change of Control Payments and other severance benefits under this Agreement shall be reduced by this amount.

 DIRECTOR COMPENSATION

        The following table provides information on SouthWest Water's non-employee Directors compensation who served during fiscal year ended December 31, 2008.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change of Pension Value and Nonqualified Deferred Compensation Earnings	(Dividends) All Other Compensation ($)	Total ($)
H. Frederick Christie(5)	$99,000	$19,871	—	—	—	$496	$119,367
Anton C. Garnier(6)	—	—	—	—	—	$253,500	$253,500
Linda Griego(7)	$65,500	$19,871	—	—	—	$496	$85,867
Donovan D. Huennekens(8)	$86,250	$19,871	—	—	$23,911	$496	$130,528
Thomas Iino(9)	$52,000	$19,871	—	—	—	$496	$72,367
William D. Jones(10)	$62,250	$19,871	—	—	—	$496	$82,617
Geoffrey Ketcham(11)	$16,000	—	$6,260	—	—	—	$22,260
Maureen A. Kindel(12)	$52,500	$19,871	—	—	—	$496	$72,867
Richard G. Newman(13)	$75,000	$19,871	—	—	—	$496	$95,367

(1)
Mark A. Swatek, the Company's Chief Executive Officer and Chairman of the Board is not included in this table because he is an employee of the Company and receives no compensation for his service as a Director.

(2)
The fees for non-employee Directors include: (a) The annual retainer of $24,000; (b) The fee of $1,500 per Board meeting; $1,000 per Compensation and Organization, Financial Planning and Investment and Nominating and Governance Committee meetings; and $1,500 per Audit Committee meeting; (c) Annual chair retainer of $5,000 for the chair of the Compensation and Organization Committee, Financial Planning and Investment Committee and Nominating and Governance Committee. The chair of the Audit Committee receives an annual retainer of $10,000; and (d) The Lead Director receives an annual retainer of $12,000.

(3)
A non-employee Director receives an initial option grant of 10,000 shares of the Company's common stock when he or she becomes a Director. Additionally, beginning in 2008, each Director receives a Restricted Stock Award which vests 50% per year over 2 years and has a 7 year term. Fair market value is determined as the closing price of the Company's stock on the NASDAQ on the date of grant, if not otherwise determined by the Compensation and Organization Committee.

(4)
The figures here reflect the dollar amount recognized for financial statement reporting purposes for fiscal year ended December 31, 2008, in accordance with SFAS 123(R). For more detailed information, including valuation assumptions, refer to Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."

(5)
As of December 31, 2008, Mr. Christie had a total of 64,423 outstanding stock options and 2,756 shares in Restricted Stock Awards.

(6)
Mr. Garnier's "All Other Compensation" includes his salary as Executive Vice-Chair pursuant to his Employment Agreement signed March 2006, which ended May 2008. He also exercised options that were previously granted and reported, and realized gain of $644,907 in 2008. At 12/31/08, Mr. Garnier had a total of 299,166 outstanding stock options.

(7)
As of December 31, 2008, Ms. Griego had a total of 22,025 outstanding stock options and 2,756 shares in Restricted Stock Awards.

(8)
As of December 31, 2008, Mr. Huennekens had a total of 64,423 outstanding stock options and 2,756 shares in Restricted Stock Awards.

(9)
As of December 31, 2008, Mr. Iino had a total of 10,000 outstanding stock options and 2,756 shares in Restricted Stock Awards.

(10)
As of December 31, 2008, Mr. Jones had a total of 44,575 outstanding stock options and 2,756 shares in Restricted Stock Awards.

(11)
Mr. Ketcham was awarded a 10,000 NQ option grant upon joining SWWC's board in October 2008. As of December 31, 2008, Mr. Ketcham had a total of 10,000 outstanding stock options and no Restricted Stock Awards. The option was subsequently cancelled upon Mr. Ketcham's resignation in January 2009.

(12)
As of December 31, 2008, Ms. Kindel had a total of 59,642 outstanding stock options and 2,756 shares in Restricted Stock Awards.

(13)
As of December 31, 2008, Mr. Newman had a total of 64,423 outstanding stock options and 2,756 shares in Restricted Stock Awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of our Compensation and Organization Committee are, or have been, an employee or officer of the Company. During fiscal 2008, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. During fiscal 2008, none of our executive officers served on the Compensation Committee (or equivalent) or board of another entity whose executive officer(s) served on our Compensation Committee or Board.

COMPENSATION COMMITTEE REPORT

        The Compensation and Organization Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION AND ORGANIZATION COMMITTEE

H. Frederick Christie, Chairperson
Donovan D. Huennekens
Maureen A. Kindel
Richard G. Newman

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The following information is as of December 31, 2008 and shows plans under which shares of SouthWest Water's common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans
Equity Incentive Plan approved by Stockholders (the "EIP")	1,702,821	$11.62	2,140,598
Employee Stock Purchase Plan approved by Stockholders (the "ESPP")	—	$—	596,313
Equity compensation plans not approved by Stockholders(1)	143,581	$6.23	—

Total:	1,846,402		2,736,911

(1)
Represents warrants issued to consultants as compensation for their participation in the Company's purchase of the City of West Covina's water distribution system and facilities in 2000. The warrants are currently exercisable, terminate in 2014 and contain equitable anti-dilution adjustment rights.

INFORMATION ON BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS

        As of June 30, 2009 the Company's records and other information available from outside sources indicated that there are no stockholders with a beneficial ownership of five percent of the outstanding shares of the Company's common stock.

INFORMATION ON BENEFICIAL OWNERSHIP OF DIRECTORS AND
NAMED EXECUTIVE OFFICERS

        The following table provides information concerning the beneficial ownership of our common stock as of June 30, 2009 for: (i) each Director and nominee for Director of the Company, (ii) each executive officer named in the Summary Compensation Table, and (iii) all Directors (including nominees) and executive officers as a group. Except as otherwise noted, to our knowledge, the named individual or their family members have sole voting and investment power with respect to the securities beneficially owned by the Stockholder.

        We calculate beneficial ownership by including shares owned in each Director's or named executive officer's name (or by any member of his or her immediate family). Also, in calculating the percentage ownership, we count securities which the Director or named executive officer could purchase within 60 days of June 30, 2009, (such as exercisable stock options that are listed in a separate column as outstanding securities). No Director or named executive officer owns shares of our preferred stock.

Name of Beneficial Owner	Common Stock(1)	Exercisable Options(2)	Total Shares of Stock and Exercisable Options	Percentage of Class
Directors
H. Frederick Christie	41,675	51,925	93,600		*
Linda Griego	7,756	22,025	29,781		*
Donovan D. Huennekens	123,110	51,925	175,035		*
Thomas Iino	2,756	10,000	12,756		*
William D. Jones	6,989	44,575	51,466		*
Maureen Kindel	10,423	51,925	62,348		*
Richard G. Newman	84,796	51,925	136,721		*
Named Executive Officers
Mark A. Swatek	139,844	91,666	231,510		*
Cheryl L. Clary	14,272	47,672	61,944		*
David Stanton	89,004	33,332	122,336		*
Charles Profilet	7,092	6,000	13,092		*
Michael O. Quinn	39,850	58,337	98,187		*
All Directors and Executive Officers as a Group (12)	567,567	521,307	1,088,874	4.3%

*
Represents less than 1% of the outstanding shares as of June 30, 2009.

(1)
Includes shares held directly or in joint tenancy, shares held in trust, by broker, bank nominee or other indirect means over which the individual has voting or shared voting and/or investment power.

(2)
Includes options that become exercisable within 60 days of June 30, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        The Company is required by law and generally accepted accounting principles to disclose to investors certain transactions between the Company and a related party. A related party would include a Director, nominee for Director, executive officer, certain Stockholders, and certain others. As a part of the process in determining its disclosure obligations, the Company circulates a questionnaire to each Director, nominee for Director, executive officer, and other persons who the Company believes could be a related party containing questions calculated to discover the existence of a related party transaction. The Company also conducts such other investigations as it deems appropriate under the circumstances.

        Our Code of Ethics for Directors and Executive Officers states that our executive officers and Directors, including their family members, are charged with avoiding situations in which their personal, family or financial interests conflict with those of the Company. The Board is responsible for reviewing and approving all related person transactions between the Company and any Directors or executive officers. The Compensation and Organization Committee reviews compensation related transactions with Directors or executive officers (such as salary and bonus). Any request for us to enter into a transaction with an executive officer or Director, or any such persons' immediate family members or affiliates, must be presented to the Board for review and approval. In considering the proposed agreement, the Board will consider the relevant facts and circumstances and the potential for conflicts of interest or improprieties.

        No Director, nominee, executive officer or any member of their family had any indebtedness to the Company, any business relationship with the Company or any transaction with the Company in 2008. No Director, nominee, executive officer or any member of their family, at any time during the past three years, has been employed by any entity, including a charitable organization, that has made payments to, or received payments from, including charitable contributions, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or 2% of the other entities consolidated gross revenue reported for that fiscal year.

Director Independence

        Based on information solicited from each Director in the form of an annual questionnaire and upon the advice and recommendation of the Company's Nominating and Governance Committee and General Counsel, the Board has determined that each of the current Directors, except the Chairman of the Board and Chief Executive Officer (Mr. Swatek), has no material relationship with SouthWest Water (either directly or as a partner, Stockholder or officer of an organization that has a relationship with the Company) and is "independent" within the meaning of the Director independence standards, as currently in effect. The NASDAQ independence definition includes a series of objective tests, such as the Director is not an employee of the Company and not engaged in various types of business dealings with the Company. Furthermore, the Board has determined that each of the members of the Audit, Compensation and Organization, and Nominating and Governance Committees has no material relationship with SouthWest Water (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and is "independent" within the meaning of NASDAQ's Director independence standards.

        Independent Director sessions of non-employee Directors are held at each regularly scheduled Board meeting. The sessions are chaired by an independent Director selected by the Board from time to time. Any Director can request that an additional independent Director session be scheduled.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We dismissed KPMG LLP as our independent registered public accounting firm in 2008 and retained PricewaterhouseCoopers LLP ("PwC") as our principal accountant. We had no relationship with PwC prior to their retention as our principal accountant. We engaged PwC to audit our consolidated financial statements as of and for the year ended December 31, 2008 and to reaudit our consolidated financial statements as of and for the years ended December 31, 2007 and 2006.

        The following table sets forth the aggregate fees billed to us by PwC, our principal accountant, for professional services rendered in the audit of our consolidated financial statements for the year ended December 31, 2008 and the reaudit of our consolidated financial statements for the years ended December 31, 2007 and 2006. 2007 fees include only fees billed to us by KPMG LLP for audit and other services provided during 2007.

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$7,809,197	$1,097,843
Audit Related Fees	—	$15,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$7,809,197	$1,112,843

        Audit Fees:    2008 Audit fees include $2.1 million of fees incurred for professional services rendered in connection with the 2008 audit of the annual consolidated financial statements, for the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly condensed consolidated financial statements included in the Company's Form 10-Q and $5.7 million for the audit fees associated with the restatement of the Company's 2007 and 2006 consolidated financial statements.

        Audit Related Fees:    Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SouthWest Water's consolidated financial statements and are not reported under "Audit Fees." These services include consultations or filings in connection with SEC 1933 Act.

        Tax Fees:    Consist of fees billed for professional services for tax compliance, tax advice and tax planning. Tax compliance/preparation consists of fees billed for professional services related to federal and state tax compliance, assistance with tax audits and appeals and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation.

        All Other Fees:    Consist of fees for services for operational internal auditing, bookkeeping and operational assessments.

        Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants: The Audit Committee pre-approves all audit and non-audit services provided by the independent accountants. The Audit Committee has adopted a policy regarding the pre-approval of services provided by the independent accountants. Under the policy, pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee may delegate pre-approval authority to one or more of its members.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

        The consolidated financial statements and financial statement schedules filed with this report are included in a separate section at end of this report and are listed in an index on page F-1.

EXHIBIT LISTING

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of SouthWest Water Company dated May 24, 2005 (incorporated by reference to Exhibit 3.1 included in the Company's Form 10-Q for the quarterly period ended June 30, 2005)
3.1.1	Certificate of Amendment to Certificate of Incorporation of SouthWest Water Company (incorporated by reference to Exhibit 3.1 included in the Company's Form 8-K filed on May 22, 2008)
3.2.1	Amended and Restated Bylaws of SouthWest Water Company dated May 18, 2001, (incorporated by reference to Exhibit 3.2D included in the Company's Form 10-K for the year ended December 31, 2001)
3.2.2	Amendment No. 2 to Amended and Restated Bylaws of SouthWest Water Company effective February 12, 2004 (incorporated by reference to Exhibit 10.1 included in the Company's Form 10-Q for the quarter ended June 30, 2004)
3.2.3	Amendment No. 3 to Amended and Restated Bylaws of SouthWest Water Company effective May 16, 2006 (incorporated by reference to Exhibit 3.2 included in the Company's Form 8-K filed with the Commission on May 19, 2006)
3.2.4	Amendment No. 4 to Amended and Restated Bylaws of SouthWest Water Company effective December 11, 2006 (incorporated by reference to Exhibit 3.3 included in the Company's Form 8-K filed with the Commission on December 15, 2006)
3.2.5	Amendment No. 5 to Amended and Restated Bylaws of SouthWest Water Company (incorporated by reference to Exhibit 3.2 included in the Company's Form 8-K filed on May 22, 2008)
4.1.1	Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated October 1, 1986 (incorporated by reference to Exhibit 4.3 included in the Company's Form 10-K for the year ended December 31, 1986)
4.1.2	First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated February 7, 1990 (incorporated by reference to Exhibit 4.2A included in the Company's Form 10-K for the year ended December 31, 1989)
4.1.3	Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated January 24, 1992 (incorporated by reference to Exhibit 4.2B included in the Company's Form 10-K for the year ended December 31, 1991)

Exhibit Number		Exhibit Description
4.1.4		Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C included in the Company's Form 10-K for the year ended December 31, 1996)
4.1.5		Fourth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A., dated October 19, 2004 (incorporated by reference to Exhibit 4.1E included in the Company's Form 10-K for the year ended December 31, 2004)
4.1.6		Fifth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, dated October 20, 2006 (incorporated by reference to Exhibit 4.1.6 included in the Company's Form 10-Q for the quarter ended September 30, 2006)
4.2		Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A included in the Company's Form 10-K for the year ended December 31, 1991)
4.3		Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B included in the Company's Form 10-K for the year ended December 31, 1996)
4.4		Bond Purchase Agreement dated October 19, 2004, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 included in the Company's Form 10-K for the year ended December 31, 2004)
4.5		Bond Purchase Agreement dated October 20, 2006, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 included in the Company's Form 10-K for the year ended December 31, 2007)
4.6		Bond Purchase Agreement dated December 15, 2004, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.8 included in the Company's Form 10-K for the year ended December 31, 2004)
4.7		Indenture dated at July 20, 2001 between SouthWest Water Company and Chase Manhattan Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4 included in the Company's Registration Statement of Form S-3 (Amendment No. 2), File No. 333-63196, filed with the Commission on July 13, 2001)
4.10.1	**	SouthWest Water Company 2006 Equity Incentive Plan (incorporated by reference as Exhibit 4.13.1 included in the Company's Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)
4.10.2	**	SouthWest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Agreement (incorporated by reference as Exhibit 4.13.2 included in the Company's Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)
4.10.3	**	SouthWest Water Company 2006 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.13.3 included in the Company's Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)

Exhibit Number		Exhibit Description
4.10.4	**	SouthWest Water Company 2006 Equity Incentive Plan Stock Option Agreement (incorporated by reference as Exhibit 4.13.4 included in the Company's Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)
4.10.5	**	SouthWest Water Company 2006 Equity Incentive Plan SAR Agreement (incorporated by reference as Exhibit 4.13.5 included in the Company's Registration Statement on Form S-8, File No. 333-134575, filed with the Commission on May 31, 2006)
10.1.1	**	Form of Employee Non-Qualified Stock Option Agreement pursuant to Second Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1B included in the Company's Form 10-K for the year ended December 31, 2003)
10.1.2	**	Certificate of Amendment to Second Amended and Restated Stock Option Plan, dated May 8, 2003 (incorporated by reference to Exhibit 10.1B1 included in the Company's Form 10-K for the year ended December 31, 2003)
10.2.1		Certificate of Amendment for Option Plan for Non-Employee Directors dated May 13, 2004 (incorporated by reference to Exhibit 10.4 included in the Company's Form 10-Q for the quarter ended June 30, 2004)
10.2.2	**	Form of Non-Qualified Stock Option Agreement pursuant to Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.3 included in the Company's Form 10-Q for the quarter ended June 30, 2004)
10.3	**	Amended and Restated Dividend Reinvestment and Stock Purchase Plan dated April 8, 2005 (incorporated by reference to the Company's Form S-3/A Registration Statement filed with the Commission on April 5, 2005)
10.4	**	Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.6 included in the Company's Form 10-K for the year ended December 31, 2004)
10.5	**	Supplemental Executive Retirement Plan dated May 8, 2000 (incorporated by reference to Exhibit 10.7 included in the Company's Form 10-K for the year ended December 31, 2004)
10.6		Credit Agreement dated at April 1, 2005 among SouthWest Water Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC and Union Bank of California, N.A., as co-lead arrangers and co-book managers, and Union Bank of California, N.A., as syndication agent (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K filed with the Commission on April 6, 2005)
10.7.1		Amended and Restated Master Loan Agreement dated September 12, 2005 (MLA No. RX 0936) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4 included in the Company's Form 10-Q for the quarter ended September 30, 2005)
10.7.1.1		First Amendment of Amended and Restated Master Loan Agreement (MLA No. 0936) dated November 6, 2006 between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.17.1.1 included in the Company's Form 10-Q for the quarter ended September 30, 2006)

Exhibit Number		Exhibit Description
10.7.2		Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T1) between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.1 included in the Company's Form 10-Q for the quarter ended September 30, 2005)
10.7.3		Promissory Note and Supplement dated May 1, 2002 (Loan No. ML0936T2 between Tecon Water Company, L.P. (now Monarch Utilities I L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.3 included in the Company's Form 10-Q for the quarter ended September 30, 2005)
10.7.4		First Amendment to Promissory Note and Supplement dated September 12, 2005 (Loan No. ML0936T2) between Monarch Utilities I L.P. (formerly known as Tecon Water Company, L.P.) and CoBank, ACB (incorporated by reference to Exhibit 10.4.4 included in the Company's Form 10-Q for the quarter ended September 30, 2005)
10.7.5		Promissory Note and Supplement dated September 12, 2005 (Loan No. RX0936T3) between Monarch Utilities I L.P. and CoBank, ACB (incorporated by reference to Exhibit 10.4.5 included in the Company's Form 10-Q for the quarter ended September 30, 2005)
10.8		Official Statement for $31,555,000 of San Juan Basin Authority Lease Revenue Bonds (Ground Water Recovery Project) Issue of 2002 containing descriptions and summaries of various documents relating to the project, including the Service Contract for the Design, Construction, Financing and Operation of the San Juan Basin Desalter Project by and among ECO Resources, Inc., SouthWest Water Company, and the Capistrano Valley Water District, Orange County, California, dated at September 3, 2002. (incorporated by reference to Exhibit 10.24 included in the Company's Form 10-K for the year ended December 31, 2002)
10.9.1		Investors' Rights Agreement, dated February 25, 2000, among SouthWest Water Company and the investors named therein (incorporated by reference to Exhibit 10.24.1 included in the Company's Form 10-K for the year ended December 31, 2005)
10.9.2		Common Stock Purchase Warrant, dated October 6, 2003, from SouthWest Water Company to Guaranty & Trust Co. TTEE, FBO: William L. McIntyre, Jr., covering 30,000 shares of common stock of SouthWest Water Company (incorporated by reference to Exhibit 10.24.2 included in the Company's Form 10-K for the year ended December 31, 2005)
10.9.3		Common Stock Purchase Warrant, dated October 6, 2003, from SouthWest Water Company to William L. McIntyre, Jr., covering 18,837 shares of common stock of SouthWest Water Company (incorporated by reference to Exhibit 10.24.3 included in the Company's Form 10-K for the year ended December 31, 2005)
10.10	**	Executive Employment Agreement dated April 17, 2006, between Mark A. Swatek and SouthWest Water Company (incorporated by reference to Exhibit 10.2 included in the Company's Form 8-K filed with the Commission on April 18, 2006)
10.11	**	Executive Employment Agreement dated April 28, 2006, between Cheryl L. Clary and SouthWest Water Company (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K filed with the Commission on May 3, 2006)

Exhibit Number		Exhibit Description
10.12	**	Change of Control Agreement dated April 28, 2006, between Cheryl L. Clary and SouthWest Water Company (incorporated by reference to Exhibit 10.3 included in the Company's Form 8-K filed with the Commission on May 3, 2006)
10.13	**	Executive Employment Agreement dated April 28, 2006, between Michael O. Quinn and SouthWest Water Company (incorporated by reference to Exhibit 10.2 included in the Company's Form 8-K filed with the Commission on May 3, 2006)
10.14	**	Change of Control Agreement dated April 28, 2006, between Michael O. Quinn and SouthWest Water Company (incorporated by reference to Exhibit 10.4 included in the Company's Form 8-K filed with the Commission on May 3, 2006)
10.15	**	Change of Control Agreement dated at May 15, 2006, between SouthWest Water Company and Mark A. Swatek, the Company's Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K filed with the Commission on May 19, 2006)
10.16		Lease Agreement effective December 28, 2007 between the Company, as lessee and Fidelity National Capital, Inc. as lessor (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K filed with the Commission on January 3, 2008)
10.17		Credit Agreement dated at February 15, 2008 among the Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Keybank National Association, as Syndication Agent, and CoBank ACB, U.S. Bank National Association and JPMorgan Chase Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K filed with the Commission on February 22, 2008)
10.17.1	*	Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 19, 2008
10.17.2	*	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 28, 2009
10.17.3	*	Amendment No. 3 to Amended and Restated Credit Agreement dated as of June 17, 2009
10.17.4	*	Amendment No. 4 to Amended and Restated Credit Agreement dated as of July 9, 2009.
12	*	Computation of Earnings to Fixed Charges Ratios
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Description
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)
By:	/s/ MARK A. SWATEK Mark A. Swatek Chief Executive Officer
Date:	July 9, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ H. FREDERICK CHRISTIE H. Frederick Christie Director	By:	/s/ WILLIAM D. JONES William D. Jones Director
By:	/s/ THOMAS IINO Thomas Iino Director	By:	/s/ MAUREEN A. KINDEL Maureen A. Kindel Director
By:	/s/ LINDA GRIEGO Linda Griego Director	By:	/s/ RICHARD G. NEWMAN Richard G. Newman Director
By:	/s/ DONOVAN D. HUENNEKENS Donovan D. Huennekens Director	By:	/s/ MARK A. SWATEK Mark A. Swatek Director and Chief Executive Officer (Principal Executive Officer)
By:	/s/ BEN SMITH Ben Smith Vice President, Financial Services (Principal Accounting Officer)	By:	/s/ DAVID STANTON David Stanton Chief Financial Officer (Principal Financial Officer)
Date:	July 9, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements	F-4
Consolidated Balance Sheets at December 31, 2008 and 2007 (As Restated)	F-4
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 (As Restated), and 2006 (As Restated)	F-5
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 (As Restated), and 2006 (As Restated)	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 (As Restated), and 2006 (As Restated)	F-7
Notes to Consolidated Financial Statements	F-8
Consolidated Financial Statement Schedules	F-68
Schedule I—Condensed Financial Information of Registrant (As Restated)	F-68
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 (As Restated), and 2006 (As Restated)	F-79

        All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or note thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
    SouthWest Water Company

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SouthWest Water Company and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (1) its control environment; (1a) the adherence to generally accepted accounting principles; (1b) the complement of resources; (1c) the completeness and accuracy of business documentation; (2) its monitoring of controls; (3) its risk assessments; (4) its accounting policies; (5) the recording of journal entries; (6) the completeness and accuracy of key spreadsheets and system-generated reports; (7) the application of generally accepted accounting principles; (8) the completeness and accuracy of its accounting for acquisitions; (9) the completeness, accuracy and valuation of its accounting estimates; (10) the completeness and accuracy of its accounting for impairment of goodwill; (11) the completeness and accuracy of its accounting for regulated entities; (12) the accuracy and valuation of stock-based compensation; (13) the completeness and accuracy of property, plant and equipment and related depreciation expense; (14) the completeness and accuracy of unbilled utilities revenue (15) the completeness of the recording of accounts payable, accrued liabilities, operating expenses and property, plant and equipment additions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial schedules and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2007 and 2006 consolidated financial statements previously audited by another independent registered public accounting firm to correct errors.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
July 9, 2009

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2008	2007 As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,112	$2,950
Accounts receivable, net	29,697	28,434
Prepaid expenses and other current assets	26,902	17,971

Total current assets	57,711	49,355

Property, Plant and Equipment, net	429,251	388,415
Other Assets:
Goodwill	17,652	43,275
Intangible assets	1,666	2,297
Other assets	20,927	20,782

Total assets	$527,207	$504,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,139	$15,969
Current portion of long-term debt	2,213	2,236
Other current liabilities	28,370	26,635

Total current liabilities	46,722	44,840

Other Liabilities and Deferred Credits:
Long-term debt, less current portion	190,578	145,684
Deferred income taxes	23,750	20,945
Advances for construction	8,910	9,210
Contributions in aid of construction	117,113	109,297
Other liabilities and deferred credits	26,334	27,394
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value per share, 250 shares authorized, 9 shares issued and outstanding	458	458
Common stock, $0.01 par value per share, 75,000 shares authorized, 24,897 and 24,268 shares issued and outstanding at December 31, 2008 and 2007, respectively	249	243
Additional paid-in capital	147,775	143,778
Retained earnings (accumulated deficit)	(34,794)	2,190
Accumulated other comprehensive income	112	85

Total stockholders' equity	113,800	146,754

Total liabilities and stockholders' equity	$527,207	$504,124

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2008	2007 As Restated	2006 As Restated
Operating revenue	$220,850	$214,876	$212,503

Operating Expenses:
Operations and maintenance	210,493	185,752	185,004
Depreciation and amortization	15,422	12,047	10,865
Impairment of goodwill and other long-lived assets	26,929	1,768	—

Total expenses	252,844	199,567	195,869

Operating income (loss)	(31,994)	15,309	16,634
Other income (expense):
Interest expense	(9,159)	(8,435)	(8,439)
Interest income	505	618	456
Other, net	—	(6)	58

Income (loss) from continuing operations before income taxes	(40,648)	7,486	8,709
Provision for (benefit from) income taxes	(9,595)	2,538	2,701

Income (loss) from continuing operations	(31,053)	4,948	6,008
Income (loss) from discontinued operations, net of tax	(864)	(3,359)	(35)
Cumulative effect of change in accounting principle, net of tax	—	—	273

Net income (loss)	(31,917)	1,589	6,246
Preferred stock dividends	(24)	(24)	(24)

Net income (loss) applicable to common stockholders	$(31,941)	$1,565	$6,222

Earning per common share:
Basic:
Income (loss) from continuing operations	$(1.27)	$0.21	$0.26
Income (loss) from discontinued operations	(0.04)	(0.14)	—
Cumulative effect of change in accounting principle	—	—	0.01

Net income (loss) applicable to common stockholders	$(1.31)	$0.07	$0.27

Diluted:
Income (loss) from continuing operations	$(1.27)	$0.20	$0.26
Income (loss) from discontinued operations	(0.04)	(0.14)	—
Cumulative effect of change in accounting principle	—	—	0.01

Net income (loss) applicable to common stockholders	$(1.31)	$0.06	$0.27

Weighted average common shares outstanding:
Basic	24,446	24,101	22,928
Diluted	24,446	24,419	23,512

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
						Retained Earnings (Accumulated Deficit)
(In thousands)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital			Total
Balance—December 31, 2005—As Restated	9	$461	22,185	$222	$122,208	$5,004	$(64)	$127,831
Comprehensive income:
Net income	—	—	—	—	—	6,246	—	6,246
Minimum pension liability	—	—	—	—	—	—	192	192

Comprehensive income								6,438

Adoption of FASB Statement No. 158, net of tax	—	—	—	—	—	—	(56)	(56)
Dividend reinvestment and stock purchase plans	—	—	416	4	5,273	—	—	5,277
Proceeds from stock options exercised	—	—	884	9	5,312	—	—	5,321
Tax benefit from stock options exercised	—	—	—	—	1,290	—	—	1,290
Post-vest cancelations of non-qualified stock options	—	—	—	—	(80)	—	—	(80)
Share-based compensation	—	—	—	—	1,666	—	—	1,666
Cumulative effect of change in accounting principle for share-based compensation	—	—	—	—	(420)	—	—	(420)
Debenture conversions	—	—	317	3	3,327	—	—	3,330
Repurchase of preferred stock	—	(3)	—	—	1	—	—	(2)
Cash dividends declared:
Preferred stock—$2.67 per share	—	—	—	—	—	(24)	—	(24)
Common stock—$0.21 per share	—	—	—	—	—	(4,976)	—	(4,976)

Balance—December 31, 2006—As Restated	9	458	23,802	238	138,577	6,250	72	145,595
Comprehensive income:
Net income	—	—	—	—	—	1,589	—	1,589
Other comprehensive income:
Amortization of actuarial net gain	—	—	—	—	—	—	(44)	(44)
Amortization of prior service costs	—	—	—	—	—	—	57	57

Comprehensive income								1,602

Dividend reinvestment and stock purchase plans	—	—	216	2	2,777	—	—	2,779
Proceeds from stock options exercised	—	—	172	2	765	—	—	767
Tax benefit from stock options exercised	—	—	—	—	131	—	—	131
Share-based compensation	—	—	27	—	1,000	—	—	1,000
Debenture conversions	—	—	51	1	528	—	—	529
Cash dividends declared:
Preferred stock—$2.67 per share	—	—	—	—	—	(24)	—	(24)
Common stock—$0.23 per share	—	—	—	—	—	(5,625)	—	(5,625)

Balance—December 31, 2007—As Restated	9	458	24,268	243	143,778	2,190	85	146,754
Comprehensive income loss:
Net loss	—	—	—	—	—	(31,917)	—	(31,917)
Other comprehensive income:
Amortization of actuarial net gain	—	—	—	—	—	—	27	27

Comprehensive loss								(31,890)

Dividend reinvestment and stock purchase plans	—	—	227	2	2,503	—	—	2,505
Proceeds from stock options exercised	—	—	112	1	315	—	—	316
Post-vest cancelations of non-qualified stock options	—	—	—	—	(73)	—	—	(73)
Share-based compensation	—	—	286	3	1,211	—	—	1,214
Debenture conversion	—	—	4	—	41	—	—	41
Cash dividends declared:
Preferred stock—$2.67 per share	—	—	—	—	—	(24)	—	(24)
Common stock—$0.20 per share	—	—	—	—	—	(5,043)	—	(5,043)

Balance—December 31, 2008	9	$458	24,897	$249	$147,775	$(34,794)	$112	$113,800

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(31,917)	$1,589	$6,246
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	(273)
Earnings (loss) from discontinued operations, net of tax	864	3,359	35
Depreciation and amortization	15,422	12,047	10,865
Deferred income taxes	(9,539)	(742)	2,274
Provision for doubtful accounts	2,091	332	868
Share-based compensation expense	1,214	1,000	1,666
Impairment of goodwill and other long-lived assets	26,929	1,768	—
Gain on sale of land	—	—	(407)
Other, net	875	736	728
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(3,013)	(20)	(1,181)
Other current assets	2,796	624	1,088
Other assets	(3,813)	(424)	(2,869)
Accounts payable	(1,093)	1,999	(107)
Other current liabilities	6,077	4,270	636
Other liabilities	57	(1,519)	(295)
Other, net	(33)	38	25

Net cash provided by operating activities	6,917	25,057	19,299

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(33,650)	(34,937)	(36,646)
Acquisition of businesses, net of cash acquired	(23,406)	(8,294)	(1,712)
Proceeds from sales of a business	2,219	—	—
Settlement of acquisition liability	—	—	(1,013)
Proceeds from sales of land and equipment	9	49	441

Net cash used in investing activities	(54,828)	(43,182)	(38,930)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	153,000	40,500	52,400
Repayments under lines of credit	(106,000)	(25,500)	(46,400)
Capital improvement reimbursements	3,013	5,089	6,343
Proceeds from share-based equity incentive plans and stock purchase plans	2,821	3,546	10,598
Proceeds from issuance of long-term debt	—	—	10,000
Contributions in aid of construction	439	885	1,514
Excess tax benefit from stock options exercised, net of post-vest cancellations	(73)	131	1,210
Dividends paid	(5,067)	(5,649)	(5,000)
Payments on long-term debt and capital leases	(2,265)	(2,540)	(9,665)
Deferred financing costs	(532)	—	(268)
Repayment of advances for construction	(1,342)	(841)	(919)
Repurchase of preferred stock	—	—	(2)

Net cash provided by financing activities	43,994	15,621	19,811

Cash flows from discontinued operations:
Operating activities	2,081	1,349	1,931
Investing activities	(2)	(189)	(685)
Financing activities	—	—	—

Net cash provided by (used in) discontinued operations	2,079	1,160	1,246

Net increase (decrease) in cash and cash equivalents	(1,838)	(1,344)	1,426
Cash and cash equivalents at beginning of year	2,950	4,294	2,868

Cash and cash equivalents at end of year	$1,112	$2,950	$4,294

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement

        The Company's consolidated financial statements at and for the fiscal years ended December 31, 2007 and 2006 and related financial information have been restated to correct accounting errors. The nature of the corrections and the related effects on the Company's previously issued consolidated financial statements are described in Note 2, "Restatements of Consolidated Financial Statements." Restated balances have been identified with the notation "As Restated" where appropriate. Throughout these notes, the term "as previously reported" will be used to refer to balances from the 2007 and 2006 consolidated financial statements as reported prior to restatement for the errors.

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

        SouthWest Water Company and its subsidiaries' ("SouthWest Water" or the "Company") principal business activity is to operate and maintain water and wastewater infrastructure. The Company provides a broad range of operations, maintenance and management services, including water production; treatment and distribution; wastewater collection and treatment; customer service; and utility infrastructure construction management. The Company owns regulated public utilities and also serves cities, utility districts and private companies pursuant to operating contracts. Its owned water and wastewater utilities are defined as the Utilities segment. The Texas Utilities is reported as a separate operating segment because it has different economic characteristics. This is principally due to the fact that the Texas Utilities Segment is not recovering its cost of service, including a reasonable return on equity, as the Company has made large investments into the assets that are not yet being recovered through customer rates. Contract operations are segmented by contract type into those that are larger, stand-alone operations (O&M Services) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional amount of each cost center to each client (Texas MUD Services). SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988.

Basis of Presentation

        The consolidated financial statements include the accounts of SouthWest Water and its wholly owned and majority-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated, except where permitted for intercompany transactions with the Company's regulated utilities as further described in "Regulated Utility Accounting."

        Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period could be affected by changes in such estimates. Actual results may differ from these estimates.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Regulated Utility Accounting

        The Company's regulated utilities are subject to regulation by the public utility commissions and the local governments of the states in which they operate (the "Regulators"). These Regulators have allowed recovery of costs and credits which the Company has recorded as regulatory assets and liabilities. Accounting for future recovery of costs and credits as regulatory assets and liabilities is in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS 71, costs and credits on the balance sheet are deferred as regulatory assets and liabilities when it is probable that previously incurred costs/credits will be recognized in future revenue. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged for water and wastewater service. In the event that the assessment as to the probability of the inclusion in the rate-making process changes, the associated regulatory asset or liability would be adjusted to reflect the change in assessment or change in regulatory approval.

        Two of the Company's Alabama wastewater utilities in the Utilities segment and a wholesale water and wastewater business wholly owned by one of the companies within the Texas Utilities segment do not meet the criteria for application of SFAS 71 because the rates charged by these entities are not established by or subject to approval by an independent third-party regulator.

        Three of the Company's utilities in the Texas Utilities segment and a Mississippi water utility in the Utilities segment do not meet the criteria for application of SFAS 71 because their cost structures do not currently allow full recovery of cost of service.

        The Company's remaining utilities in both the Utilities and the Texas Utilities segments meet the criteria for application of SFAS 71. The regulatory assets and liabilities recorded in accordance with SFAS 71 include the following:

	December 31,
(In thousands)	2008	2007 As Restated
Regulatory assets:
Regulatory tax assets	$4,369	$3,732
Supply cost balancing account	2,836	2,632
Regulatory other	1,709	1,347
Regulatory liabilities:
Regulatory tax liability	(337)	(379)
Regulatory refunds and other	(1,833)	(637)

Net regulatory assets	$6,744	$6,695

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Regulatory income tax assets are included in rate base and earn the Company a return. Conversely, regulatory income tax liabilities are included in rate base and reduce the Company's return.

        The supply cost balancing account is used to account for the difference between the rates that Suburban' actually incurs for water production costs versus the CPUC-adopted rates for water production costs. Those costs consist of expenditures for purchased water, purchased power, pump taxes and interest on accumulated balances. The differences are recorded as either receivables, for under-collections of costs from customers, or as liabilities, for over-collections of costs from customers. Balancing accounts are reversed when CPUC-required thresholds are met and balances are then recovered through surcharges or refunded through credits.

        At year end, $1.0 million of regulatory other assets relate to an escrow account established in 2008, with approval of the New Mexico Public Regulation Commission to accrue sewer fees charged to customers but subject to a litigated dispute between the Company and its wastewater treatment service provider. Also in 2008, a $0.6 million cost of developing water diversion rights that was previously considered probable for recovery was expensed based upon a negative finding by the granting authority. The regulatory other category also includes costs associated with rate case filings that are recoverable through the rate making process, in addition to other expenses that are recoverable.

        Prior to August 2008, the Company's services business provided construction, operations and maintenance services to the Company's New Mexico utility and recognized a profit on those services. In accordance with SFAS 71, the Company did not eliminate the profit recognized on these services because the Company's future revenue is approximately equal to the sales price which would result from the regulated utilities' use of the services and such amounts were included in our routine annual reporting with the commission. The Company does, however, eliminate in its consolidated financial statements services business revenue charged to the New Mexico Utility to the extent of the related costs .

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        The Company transfers cash into its bank accounts to fund cash transactions on an as-needed basis as they clear the bank. Book overdrafts, which represent cash transactions that have not cleared the bank at the end of a period, are reported as an other current liability and changes in the book overdraft balances are reported as cash flows from operating activities.

Property, Plant and Equipment

        The cost of additions to regulated utility plant includes labor, material and capitalized interest. Capitalized interest totaled $0.3 million in 2008, $0.8 million in 2007 and

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

$0.6 million in 2006. Depreciation expense on utility plant is recorded using the straight-line method over useful lives ranging from five to fifty years, primarily using the composite method of depreciation as prescribed by the applicable regulatory authorities. Depreciation expense on average gross depreciable plant was 3.8% in 2008, 3.2% in 2007 and 3.2% in 2006. Upon retirement at the Company's Suburban and New Mexico utilities, the cost of the property, net of salvage value, is charged to accumulated depreciation in accordance with the composite method of depreciation. For the other utilities and service businesses, any gains and losses resulting from retirements are recorded in the results of operations in the period of the retirement.

        Property, plant and equipment used in non-regulated operations are depreciated using the straight-line method over estimated useful lives ranging from twenty months to forty years. For both regulated and non-regulated operations, maintenance costs are recognized in the period in which they are incurred. Routine repairs and maintenance cost are expensed when incurred. The Company utilizes the direct expensing method for planned major maintenance projects. Under this method, all costs associated with planned major maintenance are expensed as incurred. Leased property meeting capital lease criteria is capitalized and the present value of the lease payments is recorded as a liability. Capitalized leased assets of $6.0 million at December 31, 2008 (with related accumulated depreciation of $1.8 million) and leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the assets or the initial lease term.

Valuation of Goodwill and Long-Lived and Intangible Assets

        The Company assesses finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method in accordance with SFAS 144.

        The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 31, or more frequently if events or circumstances indicate carrying values may not be recoverable. The Company evaluates goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances. The Company does not have any indefinite-lived intangible assets.

        The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") for each of the Company's reporting units. The step 1 calculation used to

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

identify potential impairment, compares the estimated fair value for each of the Company's reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than it's carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

        The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill for each reporting unit. The implied fair value of goodwill represents the excess of the estimated fair value of each reporting unit above the fair value of the reporting unit's identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

        The determination of the fair value of each reporting unit and the fair value of each reporting unit's assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

        The estimated fair value of the Company's utilities reporting units is based on a combination of the following valuation techniques:

  •
  comparable equity securities of publicly-traded water utilities observable trading prices, considered by us to be the Company's peers; and

  •
  discounted cash flow models developed from the Company's internal forecasts.

        The estimated fair values of the services reporting units are determined entirely on the basis of discounted cash flow models.

        The comparable technique applies average peer company multiples to the Company's utility reporting units historic and forecasted cash flows. The peer company multiples are calculated using the average trading prices of comparable equity securities of publicly-traded water utilities, their published cash flows and forecasts of market price and cash flows for those peers.

        The second valuation technique forecasts each reporting unit's five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

        In conjunction with its step 1 calculation, the Company also reconciles the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. The Company makes certain assumptions, which it believes to be appropriate, that support this reconciliation. The Company considers, in addition to the listed trading price of the Company's shares, the applicability of a control premium to the Company's shares and certain other factors the Company may deem appropriate. As a result, the Company may conclude that the Company's fair value exceeds what the Company might otherwise have concluded had it relied on market price alone.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        If the reporting unit's estimated fair value is less than its carrying value, the Company performs the second step of the impairment test. In this step, the Company allocates the fair value of the reporting unit to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.

Other Assets

        Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to thirty-four years. Deferred financing costs are amortized using either the straight-line or effective interest method, depending on nature of the debt instrument, over the term of the related debt.

Fair Value of Financial Instruments

        The Company's revolving credit facility and long-term debt with aggregate book values of $192.8 million and $147.9 million, had fair values of approximately $196.4 million and $148.5 million at December 31, 2008 and 2007, respectively. The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities. The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments. At December 31, 2008, the Company had no derivative financial instruments, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Income Taxes

        Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the recognition of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the enactment occurs. The Company files a consolidated U.S. federal income tax return, which includes all of its subsidiaries.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The Company's California and New Mexico regulated utilities recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as recovery/refund of these amounts are expected to be allowable in future rates by the CPUC and the NMPRC, respectively. In addition, unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC and the NMPRC.

Advances for Construction and Contributions in Aid of Construction

        Developers, builders, governmental agencies and municipalities will provide the Company with cash, or in some cases property, to extend its water and wastewater service to their properties. Advances for construction represent amounts advanced to the Company that are repaid in cash, generally on a straight-line basis over periods ranging from five to forty years. Nonrefundable contributions are recorded as contributions in aid of construction and are amortized as a reduction of the depreciation expense associated with the contributed asset. Generally, the Company depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

Revenue Recognition

        Water utility revenue is recognized when water is delivered to customers, including an estimate for unbilled revenue.

        Revenue for contract operations are recognized and billed at the end of the month based on a monthly fee to provide a specific level of service as outlined in each individual contract. The Company generally bills for additional services provided beyond the scope of the base contract on a time-and-materials basis as such services are rendered.

        At December 31, 2008 and 2007, $4.8 million and $4.4 million, respectively, of estimated unbilled revenue was recorded representing customer water usage revenue since the previous billing period and estimates of revenue earned on work completed but not yet billed.

        Certain non-refundable activation fees in our non-regulated wholesale water operations are recognized over the expected period of performance.

Share-Based Compensation

        For periods prior to January 1, 2006, the Company applied SFAS No. 123, Accounting for Share-Based Compensation ("SFAS 123"), when accounting for stock option grants under its option plans. Accordingly, compensation expense was recognized for stock options over the vesting period based on the fair value of the stock options on the date of grant

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified prospective application method. Generally, SFAS 123(R) is similar in approach to SFAS 123, which the

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Company adopted in 2002, and requires that compensation cost relating to share-based payments be recognized in the financial statements based on the fair value of the equity or liability instruments issued. Because the Company has been recognizing compensation cost related to share-based payments since its 2002 adoption of SFAS 123, the 2006 adoption of SFAS 123(R) did not have a material effect on the consolidated financial statements. The adoption of SFAS 123(R) did require the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the Company recorded a $0.3 million gain (net of tax of $0.1 million) as the cumulative effect of the change in this accounting principle for the year ended December 31, 2006. See Note 14 for additional information.

Supplemental Executive Retirement Plan

        As described in Note 15, the Company has a supplemental executive retirement plan. The Company complies with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), requires the presentation of comprehensive income (loss) and its components as part of our financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as the changes in the unfunded amount of the Company's postretirement and pension plans. These changes in equity are reflected net of tax, as appropriate.

Asset Retirement Obligations

        The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) as interpreted by FASB Interpretations No. 47 "Accounting for Conditional Asset Retirement Obligations" (FIN 47). Because retirement costs for our regulated utilities subject to SFAS 71 have historically been recovered through rates at the time of retirement, upon implementing SFAS 143, the cumulative accretion expense was reflected as a regulatory asset for those entities. The Company will also reflect any gain or loss at settlement as a regulatory asset or liability on the balance sheet. For our regulated utilities that are not subject to SFAS 71 the Company recognizes the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, if a reasonable estimate of the fair value of the obligation can be made. When

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the liability is initially recorded, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the consolidated statement of operations.

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

Recent Accounting Pronouncements

SFAS No. 157

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis, such as the Company's reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.

        As it applies to its financial instruments, the Company implemented the new standard effective January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company is currently assessing the potential effect of SFAS 157 on all non-financial assets and liabilities.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        On October 10, 2008, FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When a Market for That Asset Is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods of which financial statements had not been issued. The adoption of this standard did not have an impact on the Company's results of operations, financial position or cash flows.

SFAS No. 159

        The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") effective January 1, 2008. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

SFAS No. 141(R)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests and goodwill acquired in a business combination. SFAS 141(R) also requires that transaction costs be expensed as incurred. SFAS 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141(R) is effective, on a prospective basis, for the Company's fiscal year beginning January 1, 2009. Upon adoption, this standard will not have a material impact on our consolidated financial position and results of operations. However, if the Company consummates any business combinations after the adoption of SFAS 141(R), the transaction may significantly impact the Company's consolidated financial position and results of operations as compared to the Company's recent acquisitions, accounted for under existing GAAP requirements, due to the changes described above.

SFAS No. 160

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. The Company is required to adopt the new standard for its fiscal year beginning January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial position or results of operations.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

SFAS No. 161

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). This statement amends SFAS 133 by requiring enhanced disclosures about a Company's derivative instruments and hedging activities, but does not change the scope of, or accounting under, SFAS 133. SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for the Company's fiscal year beginning January 1, 2009. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

SFAS No. 162

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Adoption of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

FSP FAS No. 142-3

        In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for the Company's fiscal years beginning January 1, 2009. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

FSP No. FAS 132(R)-1

        In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FAS 132(R)-1"), which requires additional disclosures for employers' pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS 157, FSP No. FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 will be effective for the Company at December 31, 2009. As FSP No. FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have an impact on the Company's results of operations, financial position or cash flows.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements

        The Company has restated its consolidated balance sheet at December 31, 2007, and the consolidated statements of operations, changes in stockholders' equity, comprehensive income (loss), and cash flows for the years ended December 31, 2007 and 2006, including the cumulative impact of corrected errors for periods prior to January 1, 2006.

        The cumulative adjustments to correct the errors in the consolidated financial statements for all periods prior to January 1, 2006 are recorded as adjustments to retained earnings in the restated stockholders' equity at December 31, 2005, as shown in the consolidated statements of changes in stockholders' equity. The cumulative effect of those adjustments reduced previously reported retained earnings and total stockholders' equity by $17.2 million at December 31, 2005.

        The following tables present the summary impacts of the restatement adjustments on the Company's previously reported consolidated retained earnings at December 31, 2005 and the consolidated net income (loss) for the years ended December 31, 2007 and 2006 (in thousands):

At December 31, 2005
Retained earnings at December 31, 2005—As previously reported	$22,202
Application of SFAS No. 71	(11,239)
Accounting for Acquisitions	(1,180)
Goodwill, Valuation and Accounting Estimates	(3,118)
Capitalization of Operating Costs	(1,381)
Other	(280)

Retained earnings at December 31, 2005—As restated	$5,004

	For the Years Ended December 31,
	2007	2006
Net income (loss)—As previously reported	$(8,046)	$9,399
Application of SFAS 71	(3,952)	(6,428)
Accounting for Acquisitions	(902)	(145)
Goodwill, Valuation and Accounting Estimates	17,316	496
Capitalization of Operating Costs	(366)	(190)
Other	(2,461)	3,114

Net income—As restated	$1,589	$6,246

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

        Descriptions of the significant restatement adjustments recorded are as follows:

Application of SFAS 71

        As a part of its restatement, the Company conducted a review of its accounting for its regulated utilities for compliance with SFAS 71 as follows:

        Management determined that three of the Company's utilities previously applying SFAS 71 in the Texas Utilities segment do not meet the criteria for application of SFAS 71 because their cost structures have not allowed for full recovery of their cost of service. The Company will continue to report these entities as utilities within the Texas Utilities operating segment. The error impacts capitalized inter-company profit margin, retired assets and certain costs associated with rate filings.

        Management determined that the remaining utilities in the Texas Utilities segment meet the criteria for application of SFAS 71, however, management also determined that inter- company profit was not eliminated, in error, as it is not probable that the Company would receive recovery of this cost in future rates, as required by SFAS 71.

        Management also determined that two of the Company's Alabama wastewater utilities in the Utilities segment and a wholesale water and wastewater business within the Texas Utilities segment do not meet the criteria for application of SFAS 71 because the rates charged by these entities are not established, or subject to approval, by an independent third-party regulator. Accordingly, fixed assets related to capitalized inter-company profit margin have been written off.

        Aggregate net charges to income (loss) from continuing operations before income taxes related to SFAS 71 issues, including the inappropriate capitalization of inter-company profit, of $3.6 million and $6.1 million were recorded for the years ended December 31, 2007 and 2006, respectively. The beginning retained earnings at January 1, 2006, reflect a net of tax charge of $11.2 million for the effect of similar adjustments. Additionally, $0.7 million of regulatory assets have been written off and the carrying value of Property, Plant and Equipment has been reduced by $26.6 million at December 31, 2007.

Accounting for Acquisitions

        The Company determined that principles related to the accounting for certain business combinations were misapplied and errors were made in establishing the rate of depreciation of assets acquired and in allocating the initial allocation of the purchase price to assets and liabilities acquired.

        At the time of those acquisitions, the Company applied a rate of depreciation that did not consider the length of time the assets were in service prior to being acquired. As a result, depreciation expense was understated.

        Additionally, management identified errors in the allocation of purchase prices and the accounting for these business combinations was revised to correct the allocation of

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

purchase prices to acquired property plant and equipment, identifiable intangible assets, and goodwill.

        Based on the corrected useful lives of acquired assts and the revised purchase price allocations, depreciation and amortization expense during both years ended December 31, 2007 and 2006 increased by $0.5 million, as presented in the "Restatement Adjustments" columns in the tables below. Additionally, based on the revision of the fair value allocation for certain transactions, operating expenses during the years ended December 31, 2007 and 2006 decreased by $0.2 million and $0.4 million, respectively. The beginning retained earnings at January 1, 2006, reflect a net of tax charge of $1.2 million for the effect of similar adjustments. Additionally, net property, plant and equipment balances decreased by $15.8 million and goodwill and intangible asset balances increased by $9.9 million at December 31, 2007.

Goodwill Impairment, Valuation and Accounting Estimates

        Prior to the restatement, the Company reported a $0.9 million goodwill impairment related to its O&M Services business at December 31, 2006 and a $17.2 million goodwill impairment related to its Texas Utilities business at December 31, 2007. The Company has determined the impairment of goodwill for O&M Services was in error as the testing was not performed at the appropriate business level, the reporting unit. Additionally, the Company has determined it impaired the goodwill at the Texas Utilities in error. The Texas Utilities segment passed the annual goodwill impairment test on October 31, 2007. However, during the first quarter of 2008, the Company identified a potential triggering event and performed a goodwill impairment test as of December 31, 2007. As a result of this test, the Company erroneously recorded a goodwill impairment as of December 31, 2007. The Company re-performed its annual impairment tests for all periods presented and the correction of the errors resulted in a decrease in operating expenses of $17.2 million and $0.9 million, respectively. The 2007 reversal of the goodwill impairment of $17.2 million was offset by the impairment of inoperative fixed assets of $1.1 million discussed below.

        As a part of its restatement and in conjunction with the related re-audit of 2006 and 2007, the Company identified errors in the following valuation and accounting estimates:

  •
  Stock-based compensation—Management identified errors in its accounting for stock-based compensation primarily related to the acceleration of vesting upon termination and in valuation of options granted related to appropriate assumptions used in the Black- Scholes option pricing model. The correction of these errors resulted in a decrease of stock compensation expense for the year ended December 31, 2007 of $0.9 million, an increase in stock compensation expense for the year ended December 31, 2006 of $0.4 million, and a reduction of beginning retained earnings at January 1, 2006 of $1.8 million.

  •
  Self-insurance reserves—The Company self-insures its risks for workers' compensation, employee health benefits and vehicle liabilities and records an accrual for insurance liabilities which have been incurred but not yet reported (IBNR). Management identified errors in its accrual calculation to value the related

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

    liability with the third-party insurance firms which process claims. The correction of these errors resulted in a decrease in operating expense for the year ended December 31, 2007 of $1.4 million, an increase in operating expense for the year ended December 31, 2006 of $0.5 million, and a reduction of beginning retained earnings at January 1, 2006 of $1.3 million.

  •
  Inoperative fixed assets—In June 2005 the Company purchased lease rights to extract ground water in Texas in order to develop a new water source. Engineering studies and test well drilling were completed by July 2006; however, the Company continued to pursue obtaining all of the necessary easements to bring the well into commercial production. During the fourth quarter of 2007 management determined that obtaining such permits was not probable and abandoned the project. However, such capitalized costs were not expensed at that time. The correction of this error resulted in an increase in operating expenses of $1.1 million during the year ended December 31, 2007.

  •
  Unrecorded liabilities—Management identified certain liabilities for services and capital equipment that were not properly accrued at the end of reported financial periods. As a result, the beginning retained earnings at January 1, 2006, reflects a $2.5 million decrease associated with these accruals. Additionally, operating expenses increased for the year ended December 31, 2007 by $0.3 million and decreased for the year ended December 31, 2006 by $2.1 million.

        In the aggregate, net credits to income (loss) from continuing operations before income taxes related to the combined goodwill and valuation and accounting estimate issues of $17.3 million and $0.5 million were recorded for the years ended December 31, 2007 and 2006, respectively.

Capitalization of Operating Expenses

        The Company conducted a review of its accounting for the costs associated with the installation of water and sewer taps and determined that the Company had been improperly capitalizing and depreciating costs associated with installing water and sewer taps in Texas and Mississippi by recognizing the related tap fee revenue when received, instead of expensing the costs as incurred and recognizing the related revenue in the period the tap was installed. As a result, previously capitalized tap installation costs were charged to expense when incurred, the associated revenue was deferred to be recognized upon installation and the related depreciation charge was reversed.

        Aggregate net charges to income (loss) from continuing operations before income taxes related to these issues of $0.4 million and $0.2 million were recorded for the years ended December 31, 2007 and 2006, respectively. The beginning retained earnings at January 1, 2006, reflect a net of tax $1.4 million decrease for the effect of similar adjustments.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

Other Adjustments

        In the restatement the Company also adjusted for the impact of other errors that were identified in prior periods but were determined to be immaterial to that period's financial statements and therefore corrected in the subsequent period. As part of the restatement of the consolidated financial statements, the Company reversed these related entries and reflected the correction of the error in the appropriate period. These errors primarily relate to period end revenue and expense accruals, billing adjustments, the calculation of asset impairment charges and income taxes.

        For the years ended December 31, 2007 and 2006 presented in the "Restatement Adjustments" columns in the tables below, operating expenses decreased by $1.1 million and increased by $0.6 million, respectively. The beginning retained earnings at January 1, 2006, reflect a $0.3 million decrease for the effect of similar adjustments.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported consolidated statement of operations for the year ended December 31, 2007 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Year Ended December 31, 2007	As Previously Reported	Reclass- ifications(1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated
Operating revenue	$217,347	$—	$(3,547)	$—	$815	$445	$(184)	$214,876

Expenses:
Operations and maintenance	197,273	(11,340)	795	(234)	(760)	961	(943)	185,752
Depreciation and amortization	—	11,340	(550)	389	29	(150)	989	12,047
Impairment of goodwill and other long-lived assets	17,215	—	—	672	(16,119)	—	—	1,768

Total expenses	214,488	—	245	827	(16,850)	811	46	199,567

Operating income (loss)	2,859	—	(3,792)	(827)	17,665	(366)	(230)	15,309
Interest expense	(7,696)	—	204	(75)	—	—	(868)	(8,435)
Interest income	618	—	—	—	—	—	—	618
Other income (expense)	(6)	—	—	—	—	—	—	(6)

Income (loss) from continuing operations before income taxes	(4,225)	—	(3,588)	(902)	17,665	(366)	(1,098)	7,486
Provision for income taxes(2)	795	—	—	—	—	—	1,743	2,538

Income (loss) from continuing operations	(5,020)	—	(3,588)	(902)	17,665	(366)	(2,841)	4,948
Loss from discontinued operations, net of tax(3)	(3,026)	—	(364)	—	(349)	—	380	(3,359)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—

Net income (loss)	(8,046)	—	(3,952)	(902)	17,316	(366)	(2,461)	1,589
Preferred stock dividends	(24)	—	—	—	—	—	—	(24)

Net income (loss) applicable to common Stockholders	$(8,070)	$—	$(3,952)	$(902)	$17,316	$(366)	$(2,461)	$1,565

Earning per common share:
Basic:
Income from continuing operations	$(0.21)							$0.21
Loss from discontinued operations	(0.12)							(0.14)

Net income (loss) applicable to common stockholders	$(0.33)							$0.07

Diluted:
Income from continuing operations	$(0.21)							$0.20
Loss from discontinued operations	(0.12)							(0.14)

Net income (loss) applicable to common stockholders	$(0.33)							$0.06

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.

(3)
See Note 3, "Acquisitions, Assets Held for Sale and Disposition."

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported consolidated statement of operations for the year ended December 31, 2006 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Year Ended December 31, 2006	As Previously Reported	Reclass- ifications(1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated
Operating revenue	$218,802	$—	$(6,247)	$—	$(1,209)	$(44)	$1,201	$212,503

Expenses:
Operations and maintenance	195,454	(10,211)	391	(359)	(1,553)	1,445	(163)	185,004
Depreciation and amortization	—	10,211	(451)	427	50	(370)	998	10,865
Impairment of goodwill and other long-lived assets	929	—	—	—	—	(929)	—	—

Total expenses	196,383	—	(60)	68	(1,503)	146	835	195,869

Operating income (loss)	22,419	—	(6,187)	(68)	294	(190)	366	16,634
Interest expense	(7,536)	—	102	(77)	—	—	(928)	(8,439)
Interest income	456	—	—	—	—	—	—	456
Other income (expense)	58	—	—	—	—	—	—	58

Income (loss) from continuing operations before income taxes	15,397	—	(6,085)	(145)	294	(190)	(562)	8,709
Provision for income taxes(2)	5,388	—	—	—	—	—	(2,687)	2,701

Income (loss) from continuing operations	10,009	—	(6,085)	(145)	294	(190)	2,125	6,008
Loss from discontinued operations, net of tax(3)	(681)	—	(343)	—	—	—	989	(35)
Cumulative effect of change in accounting principle, net of tax	71	—	—	—	202	—	—	273

Net income (loss)	9,399	—	(6,428)	(145)	496	(190)	3,114	6,246
Preferred stock dividends	(24)	—	—	—	—	—	—	(24)

Net income (loss) applicable to common Stockholders	$9,375	$—	$(6,428)	$(145)	$496	$(190)	$3,114	$6,222

Earning per common share:
Basic:
Income from continuing operations	$0.44							$0.26
Loss from discontinued operations	(0.03)							$(0.00)
Cumulative effect of change in accounting principle	0.00							$0.01

Net income (loss) applicable to common stockholders	$0.41							$0.27

Diluted:
Income from continuing operations	$0.43							$0.26
Loss from discontinued operations	(0.03)							$(0.00)
Cumulative effect of change in accounting principle	0.00							$0.01

Net income (loss) applicable to common stockholders	$0.40							$0.27

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.

(3)
See Note 3, "Acquisitions, Assets Held for Sale and Disposition."

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet at December 31, 2007. In addition to the income statement adjustments described above, certain balance sheet classification adjustments were also identified. These balance sheet corrections in classifications are included in the adjustments columns below (in thousands):

		Restatement Adjustment
									As Restated and Adjusted for Assets Held for Sale
As of December 31, 2007	As Previously Reported	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated	Assets Held for Sale(1)
ASSETS
Current Assets:
Cash and cash equivalents	$2,950	$—	$—	$—	$—	$—	$2,950	$—	$2,950
Accounts receivable, net	26,005	—	—	60	599	1,690	28,354	80	28,434
Assets held for sale	16,013	—	—	—	—	—	16,013	(16,013)	—
Prepaid expenses and other current assets	16,617	—	(186)	2,535	(1,041)	(121)	17,804	167	17,971

Total current assets	61,585	—	(186)	2,595	(442)	1,569	65,121	(15,766)	49,355

Property, Plant and Equipment, Net	417,903	(26,599)	(15,774)	(64)	(1,638)	(247)	373,581	14,834	388,415
Other Assets:
Goodwill	17,349	—	9,891	16,027	—	8	43,275	—	43,275
Intangible assets	2,539	—	35	—	(276)	—	2,298	(1)	2,297
Other assets	17,033	(706)	218	1,951	(72)	1,425	19,849	933	20,782

Total assets	$516,409	$(27,305)	$(5,816)	$20,509	$(2,428)	$2,755	$504,124	$—	$504,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,930	$—	$—	$804	$—	$204	$15,938	$31	$15,969
Liabilities related to assets held for sale	4,297	—	—	—	—	—	4,297	(4,297)	—
Current portion of long-term debt	1,937	—	—	—	—	299	2,236	—	2,236
Other current liabilities	25,020	—	4	2,554	65	(1,007)	26,636	(1)	26,635

Total current liabilities	46,184	—	4	3,358	65	(504)	49,107	(4,267)	44,840

Other Liabilities and Deferred Credits:
Long-term debt	145,353	—	—	—	—	331	145,684	—	145,684
Deferred income taxes	28,102	—	(535)	(949)	—	(5,673)	20,945	—	20,945
Advances for construction	9,210	—	—	—	—	—	9,210	—	9,210
Contributions in aid of construction	115,442	(2,549)	(1,248)	—	—	(2,348)	109,297	—	109,297
Other liabilities and deferred credits	12,924	1,391	912	3,326	—	4,574	23,127	4,267	27,394
							—		—
Stockholders' Equity:
Preferred stock	458	—	—	—	—	—	458	—	458
Common stock	243	—	—	—	—	—	243	—	243
Additional paid-in capital	145,072	—	(2,108)	1,200	—	(386)	143,778	—	143,778
Retained earnings	13,336	(26,147)	(2,841)	13,574	(2,493)	6,761	2,190	—	2,190
Accumulated other comprehensive income	85	—	—	—	—	—	85	—	85

Total stockholders' equity	159,194	(26,147)	(4,949)	14,774	(2,493)	6,375	146,754	—	146,754

Total liabilities and stockholders' equity	$516,409	$(27,305)	$(5,816)	$20,509	$(2,428)	$2,755	$504,124	$—	$504,124

(1)
This column is used to reclassify the Company's balance sheet classification for amounts previously classified as the "Asset held for sale" and "Liabilities related to assets held for sale" balance sheet captions to their related individual financial statement captions to conform to the current presentation. See Note 3, "Acquisitions, Assets Held for Sale and Disposition."

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of cash flows for the years ended December 31, 2007 and 2006 (in thousands):

	Year ended December 31, 2007			Year ended December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(8,046)	$9,635	$1,589	$9,399	$(3,153)	$6,246
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	—	(71)	(202)	(273)
Loss from discontinued operations, net of tax	3,026	333	3,359	681	(646)	35
Depreciation and amortization	11,634	413	12,047	10,538	327	10,865
Deferred income taxes	(3,214)	2,472	(742)	3,124	(850)	2,274
Provision for doubtful accounts	—	332	332	—	868	868
Share-based compensation expense	1,861	(861)	1,000	1,079	587	1,666
Impairment of goodwill and other long-lived assets	17,215	(15,447)	1,768	929	(929)	—
Gain on sale of land	—	—	—	(407)	—	(407)
Other, net	—	736	736	—	728	728
Changes in assets and liabilities, net of effects of acquisitions:
Share-based compensation expense	1,563	(1,583)	(20)	(1,250)	69	(1,181)
Other current assets	2,858	(2,234)	624	2,996	(1,908)	1,088
Other assets	(77)	(347)	(424)	(1,675)	(1,194)	(2,869)
Accounts payable	2,234	(235)	1,999	2,644	(2,751)	(107)
Other current liabilities	3,019	1,251	4,270	(1,041)	1,677	636
Other liabilities	(1,712)	193	(1,519)	(475)	180	(295)
Other, net	187	(149)	38	325	(300)	25

Net cash provided by operating activities	30,548	(5,491)	25,057	26,796	(7,497)	19,299

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(41,348)	6,411	(34,937)	(43,253)	6,607	(36,646)
Acquisition of businesses, net of cash acquired	(8,069)	(225)	(8,294)	(1,719)	7	(1,712)
Purchase of minority interest	—	—	—	(1,013)	—	(1,013)
Proceeds from sales of land and equipment	49	—	49	427	14	441

Net cash used in investing activities	(49,368)	6,186	(43,182)	(45,558)	6,628	(38,930)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	15,000	25,500	40,500	6,000	46,400	52,400
Repayments under lines of credit	—	(25,500)	(25,500)	—	(46,400)	(46,400)
Capital improvement reimbursements	5,089	—	5,089	4,300	2,043	6,343
Proceeds from share-based equity incentive plans and stock purchase plans	3,545	1	3,546	10,598	—	10,598
Proceeds from issuance of long-term debt	—	—	—	10,000	—	10,000
Contributions in aid of construction	884	—	884	3,557	(2,043)	1,514
Excess tax benefit from stock options exercised	414	(282)	132	1,478	(268)	1,210
Dividends paid	(5,649)	—	(5,649)	(5,000)	—	(5,000)
Payments on long-term debt	(2,214)	(326)	(2,540)	(9,415)	(250)	(9,665)
Repayment of advances for construction	(841)	—	(841)	(919)	—	(919)
Deferred financing costs	—	—	—	(268)	—	(268)
Repurchase of preferred stock	—	—	—	(2)	—	(2)

Net cash provided by financing activities	16,228	(607)	15,621	20,329	(518)	19,811

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Restatements of Consolidated Financial Statements (Continued)

	Year ended December 31, 2007			Year ended December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from discontinued operations:
Operating activities	1,565	(216)	1,349	1,250	681	1,931
Investing activities	(317)	128	(189)	(1,287)	602	(685)
Financing activities	—	—	—	—	—	—

Net cash provided by (used) in discontinued operations	1,248	(88)	1,160	(37)	1,283	1,246

Net increase (decrease) in cash and cash equivalents	(1,344)	—	(1,344)	1,530	(104)	1,426
Cash and cash equivalents at beginning of year	4,294	—	4,294	2,764	104	2,868

Cash and cash equivalents at end of year	$2,950	$—	$2,950	$4,294	$—	$4,294

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of comprehensive income (loss) for the years ended December 31, 2007 and 2006 (in thousands):

	Year ended December 31, 2007		Year ended December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net income (loss)	$(8,046)	$1,589	$9,399	$6,246
Other comprehensive income, net of tax:
Amortization of actuarial net gain	(44)	(44)	—	—
Amortization of prior service costs	57	57	—	—
Minimum pension liability	—	—	—	192

Comprehensive income (loss)	$(8,033)	$1,602	$9,399	$6,438

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Acquisitions, Assets Held for Sale and Dispositions

Acquisitions

        During the three years ended December 31, 2008, the Company acquired several regulated utilities and non-regulated businesses. All of the acquisitions were accounted for as business combinations and the assets acquired and liabilities assumed have been recorded at their estimated fair values, with the difference between the aggregate purchase price and the fair value of the identifiable net assets recorded as goodwill. The consolidated financial statements reflect the financial position and results of operations of the acquired utilities and businesses subsequent to their respective acquisition dates. The acquisitions are summarized below.

2008 Acquisition

        On January 31, 2008, the Company acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The total purchase price was $23.4 million in cash, which the Company borrowed under its revolving line of credit. The assets acquired consisted of $20.7 million of utility plant and $2.5 million of land.

        The consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are presented in the table below for the year ended December 31, 2008 and 2007 as if the acquisition had occurred at the beginning of each period presented.

	Unaudited Pro Forma for the Year Ended December 31,
(In thousands, except per share data)	2008	2007
Total revenue	$221,257	$220,050
Income (loss) from continuing operations	(31,257)	7,249
Net income (loss)	(31,866)	3,352
Net income (loss) applicable to common stockholders	(31,890)	3,328
Earnings (loss) per common share
From continuing operations applicable to common stockholders:
Basic	$(1.27)	$0.30
Diluted	(1.27)	0.30
Net income (loss) applicable to common stockholders:
Basic	(1.30)	0.14
Diluted	(1.30)	0.14

        The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred at the dates indicated or the results of operations for any future periods. The above information reflects adjustments for historical revenue and expenses prior to the acquisition, as well as incremental operating, general and administrative, depreciation, interest and income tax expense based on the estimated fair value of assets acquired and additional indebtedness in connection with the acquisition.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Acquisitions, Assets Held for Sale and Dispositions (Continued)

2007 Acquisitions

        During 2007, the Company acquired:

  •
  substantially all of the assets of a small water and wastewater collection utility in a high growth area of northern Mississippi, just south of Memphis, Tennessee in February 2007;

  •
  all of the common stock of two water utilities in a high population growth area northwest of San Antonio, Texas in May 2007;

  •
  substantially all of the assets of a wastewater collection and treatment system with a service area located in Madison County, Alabama, just north of Huntsville, Alabama in November 2007; and,

  •
  the assets of a service business in October 2007.

        The aggregate purchase price for these acquisitions was $8.3 million in cash plus $0.9 million of liabilities assumed. Utility plant totaling $4.0 million, goodwill totaling $4.1 million were recorded. The acquisitions were funded with borrowings under the Company's revolving line of credit. These acquisitions are not material, either individually or in the aggregate, to the Company's consolidated financial statements.

2006 Acquisitions

        During 2006, the Company acquired two small water utilities and a company with the rights to provide water and wastewater utility service in developing areas located near Austin, Texas. The aggregate purchase price for these acquisitions was $1.4 million in cash; liabilities assumed in connection with the acquisitions were negligible. The acquisitions are not material, either individually or in the aggregate, to the Company's consolidated results of operations. During 2006, the Company also recorded $0.3 million of contingent consideration payable to the sellers of businesses acquired in prior years as additional goodwill.

        On March 21, 2006, the 10% minority interest stockholder in Operations Technology, Inc. ("OpTech"), a Georgia-based non-regulated business in the Company's O&M Services segment, exercised its right to require the Company to purchase the remaining 10% of OpTech stock that it did not already own for $1.0 million in cash, which resulted in settling the Company's acquisition obligation.

        The acquisitions were funded with borrowings under the Company's revolving line of credit.

Dispositions and Assets Held for Sale

        During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. As a result, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented. In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million. The wastewater

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Acquisitions, Assets Held for Sale and Dispositions (Continued)

treatment plant sold represents a portion of these assets and liabilities. The Company is uncertain whether it can consummate the sale of the remaining business during 2009, accordingly, the business activity of the water component will be reflected in consolidated continuing operations in 2009. Net assets held for sale consisted of related property, plant and equipment aggregating $5.8 million and $10.6 million and deferred revenue liabilities of $3.5 million and $4.2 million at December 31, 2008 and 2007, respectively. The following tables summarize the results of operations of these discontinued operations included in the consolidated financial statements.

	Years Ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Operating revenue	$665	$635	$592

Expenses:
Operating expenses	1,872	1,263	673
Impairment of goodwill and long-lived assets	268	3,749	—

Total expenses	2,140	5,012	673

Operating loss	(1,475)	(4,377)	(81)
Other income (expense):
Interest expense	(11)	(38)	—
Interest income	23	23	25
Other income	95	(6)	—

Pretax loss	(1,368)	(4,398)	(56)
Income tax benefit	504	1,039	21

Income (loss) from discontinued operations	$(864)	$(3,359)	$(35)

        In accordance with EITF 87-24, Allocation of Interest to Discontinued Operation ("EITF 87-24"), as amended, interest expense reflects interest on debt that the Company is required to repay as a result of the sale. In addition, and also in accordance with EITF 87-24, costs and expenses exclude the allocation of general corporate overhead.

        In accordance with SFAS 144 intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company has determined that the carrying value of the assets may not be recoverable through the sales process. As a result, impairment charges aggregating $0.3 million (all related to property, plant and equipment) were recorded in 2008 and $3.7 million ($2.3 million of property, plant and equipment and $1.4 million of goodwill) were recorded in 2007, to reduce the carrying value of the long-lived assets to expected realizable value.

        The Company entered into an agreement to sell the assets of its Southwest Environmental Laboratories, Inc. subsidiary included in the Texas MUD segment for $0.5 million in cash paid at close and a contingent consideration consisting of 25% of the buyers quarterly aggregate invoice amounts subsequent to the sale up to an additional

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Acquisitions, Assets Held for Sale and Dispositions (Continued)

$0.75 million of consideration. The sale closed on April 1, 2009. Assets held for sale consisted of related property, plant and equipment aggregating $0.5 million, intangible assets of $0.1 million and goodwill of $1.0 million at December 31, 2008. The Southwest Environmental Laboratories, Inc. subsidiary was not considered a discontinued operation in the accompanying consolidated financial statements.

Note 4.    Current Assets

Accounts Receivable

        The Company maintains allowances for doubtful accounts for receivables deemed uncollectible based on management's periodic review of past due or delinquent accounts and generally such losses have been within management's expectations. Accounts receivable are net of an allowance for doubtful accounts of $2.1 million and $1.5 million at December 31, 2008 and 2007, respectively.

Prepaid Expenses and Other Current Assets

        Other current assets consist of the following at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007 As Restated
Deferred income tax asset	$19,619	$7,900
Prepaid expenses	5,161	6,297
Inventory	1,274	1,310
Other receivables	145	842
Other	703	1,622

Total other current assets	$26,902	$17,971

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.    Property, Plant and Equipment

        Property, plant and equipment, recorded at cost, consist of the following at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007 As Restated
Regulated utilities:
Land and land rights	$9,081	$5,733
General plant	16,194	13,635
Transmission and distribution	495,144	443,014
Construction work-in-progress	24,778	33,996

Total cost	545,197	496,378
Accumulated depreciation and amortization	(139,661)	(126,648)

Net regulated utilities	405,536	369,730

Non-regulated operations:
Property and equipment	22,741	20,569
Construction work-in-progress	9,829	5,427

Total cost	32,570	25,996
Accumulated depreciation and amortization	(8,855)	(7,311)

Net non-regulated operations	23,715	18,685

Net property, plant and equipment	$429,251	$388,415

        Depreciation and amortization expense for regulated utility property, plant and equipment was reduced by the amortization of contributions in aid of construction totaling $3.6 million, $3.3 million and $2.8 million in 2008, 2007 and 2006, respectively.

        Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement. Property and equipment at December 31, 2008 includes $4.1 million of capitalized software costs financed under capital leases ($3.2 million, net of accumulated amortization of $0.9 million). The related five-year leases originated on December 28, 2007 and $0.9 million of amortization expense was recorded during the year ended December 31, 2008.

        In October of 2008 the Company postponed elements of its Cornerstone internal-use software development project. Based on the postponement it was determined that it was not probable that the implementation of certain software modules would be completed. As a result, impairment charges aggregating $1.3 million were recorded in 2008 against the costs capitalized in construction work-in-progress. In May 2009, the Company, based on additional current information, determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed and recorded an additional charge of $9.0 million during the quarter ended June 30, 2009.

        Substantially all of the Company's utility property, plant and equipment as well as assets under capital leases are pledged as collateral for various long-term debt obligations (Note 7).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Other Assets

Goodwill

        The table below summarizes the changes in the carrying amount of goodwill, by business segment (Note 16), during the two years ended December 31, 2008.

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Total
Balance, December 31, 2006 (As Restated)	$1,826	$23,450	$7,966	$7,384	$40,626
Businesses acquired during the year	961	2,939	222	—	4,122
Impairment of goodwill	—	(1,401)	—	—	(1,401)
Other adjustments	—	—	—	(72)	(72)

Balance, December 31, 2007 (As Restated)	2,787	24,988	8,188	7,312	43,275
Impairment of goodwill	(452)	(24,988)	—	—	(25,440)
Other adjustments	—	—	(134)	(49)	(183)

Balance, December 31, 2008	$2,335	$—	$8,054	$7,263	$17,652

        The Company has acquired several businesses and a minority interest during 2006 and 2007, all of which were accounted for as business combinations (Note 3). As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill. Other adjustments to goodwill primarily relate to acquisitions in closed tax years to which adjustments to purchase accounting errors were corrected including excess tax deductible goodwill recorded against goodwill when the tax benefit is realized (see Note 2).

        In accordance with the policy described in Note 1, the Company tests goodwill annually each year for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable.

        During annual impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline in the Company's stock price. These combined factors led to a lower estimated fair market value for all of the Company's segments. Discounted cash flows models were updated based upon the current expectations of future period performance and consideration for past performance. The discount rate was adjusted for Texas Utilities from 10% in 2007 to 11% in 2008. The discount rate was adjusted for Utilities from 8.5% in 2007 to 11% in 2008. The discount rate was adjusted for MUD Services from 12.5% in 2007 to 16% in 2008. The discount rate was adjusted from 11.5% in 2007 to 16% in 2008 for O&M Services. The increase in all discount rates reflects the factors that are commonly considered in determining premiums, including, risks related to financial projections, access to capital markets and litigation/regulatory risk, among others. In addition, the discount rates were higher related to the general cost of capital increase associated with both debt and equity markets. The higher discount

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Other Assets (Continued)

rates in the service related business units as compared to the utilities business units can generally be attributed to the less secure nature of service revenue contracts as compared to the nature of the more stable revenue from the utilities.

        Based on updated projections and the impacts of the market conditions, the Company impaired the entire $25.0 million of goodwill associated with the Company's Texas Utilities and another $0.5 million of goodwill associated with the Company's Alabama utilities in 2008.

        On December 31, 2008 the Company's stock price was trading at a 52 week low point. Due to the continued decline in the Company's stock price and the stock price of many of its peers, the Company performed an impairment test as of this date, but no additional impairment was identified. Subsequent to year end, the market valuation of the Company and many of its peers has improved, and no other events have been identified that would require an interim testing of impairment.

        During 2007, charges totaling $1.4 million were recorded to reflect the impairment of goodwill of discontinued operations. During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. As a result, the operations and cash flows for these operations are reflected as discontinued operations for all periods presented. In accordance with SFAS 144 intangible and other long lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from use of those assets. An additional impairment $4.1 million was recorded against other long lived assets during 2007.

Intangible Assets

        Intangible assets of $1.7 million and $2.3 million (net of $4.0 million and $3.8 million of accumulated amortization) at December 31, 2008 and 2007, respectively, include purchased contracts, acquired customer relationships and covenants not to compete and are amortized on a straight-line basis over estimated useful lives ranging from three to thirty-four years. Intangible assets amortization expense was $0.4 million, $0.8 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated future annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2013 is as follows: 2009—$0.4 million, 2010—$0.4 million, 2011—$0.3 million, 2012—$0.1 million and 2013—$0.1 million.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Other Assets (Continued)

Other Long-Term Assets

        Other long-term assets consist of the following at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007 As Restated
Regulatory assets	$8,914	$7,201
Investments in Company-owned life insurance policies	3,214	3,131
Self insurance deposits	1,155	2,035
Deferred financing costs, net	2,666	2,457
Other	4,978	5,958

Total other long-term assets	$20,927	$20,782

        To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies (Note 15).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Long-term Debt

        Long-term debt balances consist of the following at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007 As Restated
Revolving credit facility	$98,000	$51,000
6.85% convertible subordinated debentures due 2021	11,962	12,053
$30 million capital lease facility and other capital leases	4,332	5,308
Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	10,267	11,037
5.77% fixed rate term loan due 2021	706	759
6.10% fixed rate term loan due 2031	20,000	20,000
First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000
Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	—	115
6.0% series 1998A due 2018	1,810	1,810
Acquisition-related indebtedness and other	78	80

Total long-term debt payment obligations	192,155	147,162
Unamortized Monarch term loan fair value adjustments	636	758

Total debt	192,791	147,920
Less current portion of debt	(2,213)	(2,236)

Long-term debt, less current portion	$190,578	$145,684

Revolving Credit Facility

        On February 15, 2008, the Company replaced its existing revolving line of credit by entering into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California (the "Bank Group"). The credit agreement provided for a $150.0 million revolving credit facility. Proceeds from the initial borrowing under the credit agreement were used to repay borrowings under the Company's prior $100.0 million revolving line of credit.

        The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Long-term Debt (Continued)

covenants. The Company was not in compliance with certain restrictive covenants due to the failure to timely deliver its September 30, 2008 and March 31, 2009 Quarterly Reports on Form 10-Q and its 2008 Annual Report on Form 10-K. In addition, the Company was in violation of one of its financial covenants, specifically the debt to capitalization ratio, at December 31, 2008 and at March 31, 2009. However, the Company received four amendments to the credit agreement from the Bank Group dated November 19, 2008, May 28, 2009, June 17, 2009 and July 9, 2009 which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regard to the debt to capitalization ratio.

        An amendment to the agreement has reduced the total available under the line from $150 million to $110 million.

        The revolving line of credit commitment ends on February 15, 2013 (if not renewed or extended), at which time all borrowings must be repaid. However, there are certain provisions within the revolving credit facility agreement that could potentially be interpreted as a subjective acceleration clause. Though the Company does not anticipate any changes in its business practices that would result in any material adjustments to the revolving credit facility, management cannot be certain how the lender will interpret the subjective acceleration clause.

        Borrowings under the revolving credit facility bear interest, at the Company's option, based on a margin either over LIBOR or under the prime rate. The margins vary depending upon the Company's consolidated debt to equity ratio. Currently, the applicable margins are 1.00% over LIBOR or 0.25% under the prime rate. The weighted-average annual interest rates on all credit facility borrowings outstanding were 1.58% at December 31, 2008 and 5.74% at December 31, 2007.

        The Company had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under its revolving credit facility at December 31, 2008, reducing available borrowings under the revolving credit facility to $48.7 million at that date.

Convertible Subordinated Debentures

        The Company has $12.0 million of 6.85% convertible subordinated debentures issued and outstanding at December 31, 2008 compared to $12.1 million at the end of the prior year. The debentures are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity, unless previously redeemed. During the year ended December 31, 2008, debentures in the aggregate principal amount of $0.04 million were converted into 4,172 shares of common stock. At December 31, 2008, all of the debentures outstanding are convertible into 1.1 million shares of common stock and have a potentially dilutive effect on the computation of earnings per share (Note 12).

        The debentures are due on July 1, 2021 and interest is payable quarterly on the first day of January, April, July and October of each year. The debentures are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future secured and senior debt. The Company may redeem the debentures at

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Long-term Debt (Continued)

any time, in whole or in part, at a redemption price 100% of face value. The Company is subject to financial covenants under the terms of the indenture and was in compliance with all such covenants during the year ended December 31, 2008, with the exception of certain timely filing requirements for which a waiver was granted.

Capital Lease Facility

        In December 2007, the Company entered into a $30.0 million equipment leasing line of credit commitment for an initial term of one year with automatic annual extensions until terminated by either party. Leases pursuant to the agreement have a five-year term from each lease commencement date and are structured as capital lease obligations. The lease rate is based on the three-year treasury rate in effect on each lease commencement date. At December 31, 2008, the Company's outstanding balance under the leasing line was $3.7 million pursuant to this agreement. The weighted-average annual interest rate of all lease obligations outstanding was 4.2% at December 31, 2008. The lease obligations are secured by the leased assets.

        As part of the Amended Credit Agreement with its primary working capital line, the Company has agreed to only utilize up to an additional $12.5 million under its capital lease facility.

        The Company has entered into other lease agreements that have been classified as capital lease arrangement under SFAS No. 13, Accounting for Leases. Outstanding balances under such lease arrangements aggregated $0.6 million at December 31, 2008 with effective annual interest rates ranging from 2.41% to 6.24%.

Term Loans

        When the Company acquired Monarch Utilities in 2004, it assumed two fixed-rate term loans due through 2022. Principal is due in equal monthly installments, plus interest, until final maturity in 2022. Since the loans acquired were at interest rates generally higher than prevailing market rates, the historical carrying value of the acquired loans was increased by $1.2 million to fair value and such difference is being amortized as a reduction of interest expense over the remaining term of the loans acquired, resulting in a 6.36% effective annual interest rate. The remaining unamortized fair value adjustment is $0.6 million at December 31, 2008 and is included in long-term debt.

        The loans are secured by substantially all of the assets of Monarch. Monarch is subject to the maintenance of certain financial ratios and other restrictive covenants. Monarch was in compliance with all covenants during the year ended December 31, 2008, with the exception of certain timely filing requirements for which a waiver was granted.

First Mortgage Bonds

        Interest on the first mortgage bonds is payable semiannually and bonds may be redeemed at any time prior to the maturity date at a price of par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the mortgage bond indentures and revolving credit facility. Substantially all of the utility plants of Suburban

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Long-term Debt (Continued)

Water Systems and New Mexico Utilities, Inc. are pledged as collateral for these bonds. The mortgage bond indentures limit the amount of cash and property dividends that Suburban and New Mexico may pay to the Company. Dividends over the last three years have ranged between $5.0 million to $5.6 million per year and are less than the dividend restriction threshold by $50.4 million at December 31, 2008. At December 31, 2008, both companies were in compliance with the dividend limitations mandated in their respective indentures. As discussed in Note 11, on January 29, 2009, a Settlement, Arbitration Award, and Acquisition Agreement was executed whereby certain of the assets pledged as collateral of the New Mexico Utilities, Inc. first mortgage bonds were sold. On May 8, 2009, the proceeds from the sale were used to repay the entire $12.0 million balance outstanding at December 31, 2008. A waiver was granted with regard to timely filing requirements.

Economic Development Revenue Bonds

        Economic Development Revenue Bonds of $1.8 million are due in 2018 and bear interest at a fixed 6.0% annual rate; interest is payable semi-annually. Annual principal payments commence in 2009 and continue in increasing amounts until maturity. These bonds are secured by wastewater treatment plant assets.

Acquisition-Related Indebtedness and Other

        Notes payable included in Term Loans were issued in connection with acquisitions made by the Company during 2001 and 2004, and are payable to the former owners of the acquired entities. In general, these notes are not secured and bear interest at fixed rates ranging from 5.15% to 8.0% per annum, with interest payable either monthly or quarterly and with various contractual principal payments required.

Aggregate Maturities

        Total annual maturities of the revolving credit facility and long-term debt outstanding at December 31, 2008 are as follows:

(In thousands)	Annual Maturities
Year ending December 31,:
2009	$2,213
2010	2,069
2011	1,977
2012	1,968
2013	98,973
2014 and thereafter	84,955

Total annual maturities	192,155
Unamortized fair market value adjustment to acquired term loans	636

Total long-term debt	$192,791

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.    Other Liabilities

Other Current Liabilities

        Other current liabilities and deferred credits consist of the following at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007 As Restated
Accrued salaries, wages and benefits	$4,926	$7,397
Deferred revenue and customer deposits	2,408	2,793
Self insurance liabilities	1,956	2,455
Insurance premiums payable	1,451	1,535
Taxes payable	—	1,862
Accrued interest payable	1,434	1,710
Dividends payable	628	1,462
Purchased water accrual	3,356	1,230
Franchise and other taxes payable	1,470	1,062
NMUI sewer fee settlement	7,054	—
Other	3,687	5,129

Total other current liabilities	$28,370	$26,635

Other Long-Term Liabilities

        Other long-term liabilities consist of the following at December 31, 2008 and 2007

	December 31,
(In thousands)	2008	2007 As Restated
Deferred revenue	$3,465	$4,266
Capital improvement reimbursements	9,816	10,113
Regulatory liabilities	2,170	1,016
Supplemental retirement and deferred compensation plan obligations	2,684	2,688
Deferred rent expense	1,302	1,263
Self insurance liabilities	2,178	3,407
Other	4,719	4,641

Total other long-term liabilities	$26,334	$27,394

Asset Retirement Obligations

        The Company records obligations for the fair value of the legal liability for asset retirement obligations associated with its wells and other infrastructure. Amounts recorded as asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.    Other Liabilities (Continued)

the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

        The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in "Other Long-Term Liabilities" on the consolidated balance sheets as of December 31, 2008 and 2007:

(In thousands)	FAS 71	Non FAS 71	Total
Obligation at December 31, 2006 (As Restated)	$143	$1,110	$1,253
Additional liabilities incurred in 2007	127	8	135
Accretion	16	68	84

Obligation at December 31, 2007 (As Restated)	286	1,186	1,472
Liabilities settled in 2008	(9)	—	(9)
Accretion	17	72	89

Obligation at December 31, 2008	$294	$1,258	$1,552

Lease Exit Costs

        As discussed in Note 5, in October 2008 the Company postponed elements of its Cornerstone internal-use software development project. At the same time, the leased facilities used for the Cornerstone project implementation were vacated and the Company recorded a related liability, the balance of which was $0.8 million at December 31, 2008. This liability represents the remaining fair value of lease obligations for this exited location, as determined at the cease-use date of that facility, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease term, the last of which ends in September 2012. Projected sublease income is based on management's estimates, which are subject to change.

Note 9.    Income Taxes

        The components of income before taxes are as follows:

	Years Ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Income (loss) before income taxes from:
Continuing operations	$(40,648)	$7,486	$8,709
Discontinued operations	(1,368)	(4,398)	(56)

Income before income taxes	$(42,016)	$3,088	$8,653

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Income Taxes (Continued)

        The components of the provisions for income taxes (benefits) are as follows:

	Years Ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Current:
Federal	$(736)	$1,793	$306
State	175	454	100

Total current	(561)	2,247	406

Deferred:
Federal	(9,290)	(848)	1,943
State	(878)	(303)	112

Total deferred	(10,168)	(1,151)	2,055

Change in regulatory assets and liabilities, net	679	452	268
Investment tax credit amortization	(49)	(49)	(49)

Total provision (benefit) for income taxes	$(10,099)	$1,499	$2,680

Allocation of total provision (benefit) for income taxes:
Income tax (benefit):
Continuing operations	$(9,595)	$2,538	$2,701
Discontinued operations	(504)	(1,039)	(21)

Net provision (benefit) for income taxes	$(10,099)	$1,499	$2,680

        Current tax expense does not reflect benefits of $0.1 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively, related to the exercise of employee stock options credited to additional paid-in capital in stockholders' equity.

        A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2008	2007 As Restated	2006 As Restated
Provision computed at statutory rates	(34)%	34%	34%
Goodwill impairment charges not deductible for tax purposes	11	—	—
State income taxes, net of federal tax benefit	(1)	—	(1)
Other, net	—	—	(2)

Effective tax rate	(24)%	34%	31%

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Income Taxes (Continued)

        Deferred tax assets and liabilities consist of the following at December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007 As Restated
Deferred tax liabilities:
Depreciation	$27,231	$22,129
Section 1031 like-kind property exchange gain	813	838
Production cost balancing accounts	1,113	1,102
Gains on condemnation of land	477	501
Other	787	470

Total deferred tax liabilities	30,421	25,040

Deferred tax (assets):
Goodwill and asset impairment charges	(5,764)	(1,428)
Contributions in aid of construction and advances for construction	(1,782)	(1,826)
Allowances and other reserves	(5,933)	(4,243)
Net operating loss carryforwards	(8,552)	(55)
Capital loss carryforwards	(1,424)	(1,417)
Share-based compensation	(1,601)	(1,347)
Investment tax credits	(253)	(278)
Deferred Revenue	(2,083)	(1,660)
Other	(322)	(1,158)

Total deferred tax (assets)	(27,714)	(13,412)

Net deferred tax liabilities before valuation allowance	2,707	11,628
Deferred tax asset valuation allowance	1,424	1,417

Net deferred tax liabilities	$4,131	$13,045

Balance sheet classification:
Long-term deferred tax liabilities	$23,750	$20,945
Current deferred tax assets	(19,619)	(7,900)

Net deferred tax liabilities	$4,131	$13,045

        At December 31, 2008, the Company had federal and state operating loss carryforwards in the amount of approximately $24.0 million and $21.2 million, respectively, of which $0.4 million will benefit equity when realized.

        During 2005, the Company realized a capital loss of $4.0 million on the sale of Master Tek, which is reflected as a discontinued operation. The Company was able to utilize $0.2 million of the capital loss in a prior year to offset capital gains. The remaining $3.8 million of capital loss will be carried forward to future years to offset any future capital gains. The capital loss carryforward expires in 2010. The $3.8 million capital loss

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Income Taxes (Continued)

carryforward benefit has been fully offset by a valuation allowance at December 31, 2008 because management does not believe it is more likely than not the Company will generate future capital gains prior to the expiration date of the loss carryforward.

        Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its remaining deferred income tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no additional valuation allowances are necessary at December 31, 2008.

        The Company is subject to federal and various state and local income taxes. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax return examinations by taxing authorities for years before 2003. The Company's federal income tax returns for the 2002 through 2004 tax years were examined by the Internal Revenue Service. The examination was concluded in February 2007 and resulted in no net change for the tax years examined. State and local income tax returns from 2004 to the present and federal income tax returns from 2005 to the present are still subject to examinations by taxing authorities.

        At December 31, 2008 and 2007, the Company did not have liabilities for uncertain tax positions that were material. The Company's policy is to classify interest and penalties related to liabilities for uncertain tax benefits in the the interest expense and operating expense line items, respectively, of the consolidated statements of operations. There were no material interest and penalties incurred during the years ended December 31, 2008 and 2007.

Note 10.    Stockholders' Equity

Preferred Stock

        The Company is authorized to issue 250,000 shares of $0.01 par value preferred stock of which 10,373 shares are designated Series A Preferred Stock. There are 9,156 Series A preferred shares issued and outstanding at both December 31, 2008 and 2007. Series A preferred stockholders are entitled to receive annual dividends of $2.625 per share. Series A preferred shares may be redeemed by the Company at any time for a price of $52.00 per share and have preference in liquidation of $50.00 per share. During 2006, a stockholder offered to sell 60 shares of Series A preferred stock back to the Company at $33.80 per share. The Company elected to repurchase and cancel those shares.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Stockholders' Equity (Continued)

Common Stock

        The Company is authorized to issue 75,000,000 common shares of $0.01 par value common stock, of which 24.9 million and 24.3 million shares are issued and outstanding at December 31, 2008 and 2007, respectively. The current quarterly cash dividend rate is $0.025 per share. At December 31, 2008, a total of 4.6 million common shares are reserved for issuance upon exercise of all warrants and stock options, the conversion of the subordinated debentures and stock purchase plans.

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

Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP / DSPP")

        The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices ("DRIP"). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount ("DSPP"); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company during 2007 were 5% for the DRIP and 0% for the DSPP. During 2006, the Company registered an additional 1,200,000 shares of common stock that were authorized to be issued under the plan. At December 31, 2008, there are 3.7 million shares authorized for issuance under the plan of which 0.7 million shares remain available for issuance. However, in November 2008, the Company determined that participation in these plans should be suspended due to the Company's ineligibility to use its Registration Statement on Form S-3 until 12 months after the Company is current in all SEC filings.

Warrants

        In 2000 the Company issued warrants to consultants as compensation for their assistance in connection with an acquisition. At December 31, 2008, there are warrants to purchase 143,581 shares of common stock outstanding and exercisable. The warrants are exercisable anytime at $6.23 per share and expire in 2014.

Note 11.    Commitments and Contingencies

Lease Commitments

        The Company leases equipment and office facilities under operating and capital leases that expire through 2026. Aggregate rental expense under all operating leases was

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Commitments and Contingencies (Continued)

$8.9 million, $8.6 million and $7.7 million in 2008, 2007 and 2006, respectively. At December 31, 2008, the future minimum commitments under existing non-cancelable capital and operating leases are as follows:

(In thousands)	Operating Leases	Capital Leases
Year ending December 31,:
2009	$5,136	$1,364
2010	3,875	1,240
2011	3,110	1,087
2012	2,240	1,024
2013	1,463	—
2014 and thereafter	7,976	—

Total minimum payments required	$23,800	4,715

Less amounts representing interest		(383)

Total capital lease obligation		4,332
Less current portion of capital lease obligation		(1,178)

Long-term capital lease obligation, net of current portion		$3,154

        The Company leases almost all of its vehicles under a fleet leasing arrangement. Under this arrangement, vehicles must be leased for a minimum of twelve months. After the initial twelve month period, vehicles may be returned to the lessor or the lease may be continued on a month-to-month basis. Historically, the Company has replaced its fleet every three years. The lease commitments in the table above include $3.6 million of vehicle lease commitments assuming an initial three-year lease term for each vehicle.

Water Supply Commitments

        One of the Company's regulated utilities has a water supply contract providing for the purchase of water to supplement its own water supply. The agreement requires the Company to purchase minimum quantities of water annually at a specified price. The price is subject to annual adjustment for production cost increases incurred by the seller. The minimum quantity is also subject to adjustment based on average actual water purchases over a moving two-year period, but the minimum will not be reduced below a specified threshold. At December 31, 2008, the minimum annual purchase commitment approximates $0.7 million through 2024.

Legal Proceedings

New Mexico Utilities, Inc.

        New Mexico Utilities, Inc. ("NMUI"), one of the Company's wholly-owned regulated utilities, had an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the "ABCWUA"), whereby the ABCWUA treated the effluent from NMUI's wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Commitments and Contingencies (Continued)

credits. Return flow credits supplemented NMUI's existing water rights, enabling it to pump additional water from the basin.

        In August 2004, the ABCWUA increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases since 1973. The Company believed the increase violated the terms of a 1973 written agreement between the parties. Subsequently, the ABCWUA also claimed ownership of the return flow credits. On September 13, 2004, the Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the "Court"), requesting that the Court settle these disputes. In a letter ruling dated May 2, 2007, the Court ruled that the ABCWUA could use a new formula to set fees for NMUI. The Company filed a motion for reconsideration and that motion was denied on October 2, 2007. The Court did not rule on whether the new rate was appropriate; and made no determination as to any amount NMUI may owe to the ABCWUA, and did not rule on the ownership of the return flow credits.

        Additionally, the ABCWUA had asserted that NMUI owed to the ABCWUA an amount of approximately $800,000 related to back payments, penalties and interest arising from an alleged underpayment by NMUI for three years for its discharge of effluent through an unmetered second connection between NMUI and the ABCWUA. The claim was contested by NMUI. On October 29, 2008, the matter was settled by a one time payment by NMUI to the ABCWUA of $500,000.

        The New Mexico Public Regulation Commission (the "NMPRC") ruled that NMUI may commence billing its customers for a portion of the sewer fee increase and hold the collected amounts in escrow ("Rate Rider Escrow"), pending a final court decision.

        In addition, on January 19, 2007, the ABCWUA and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as defendants, in the Court (the "Petition"). The Petition sought to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleged that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company contested the Petition.

        In October of 2008, the Company attempted to settle the sewer rate and return flow credit issues with an $8.0 million cash offer. The settlement offer was not accepted by ABCWUA.

        On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the "Agreement") to resolve all outstanding claims, demands and existing lawsuits between them. Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of condemnation. In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of: (i) $60.0 million; (ii) an amount equal to the NMUI accounts receivable at the date of Closing; and (iii) an amount equal to the unbilled services at the date of Closing. The Agreement closed on May 8, 2009 (the "Closing").

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Commitments and Contingencies (Continued)

        On May 8, 2009 NMUI was also refunded an amount equal to 7/8th of the total Rate Rider Escrow Funds deposited from the period from November 27, 2007 through January 12, 2009 aggregating $1.3 million. The remaining Rate Rider Escrow Funds deposited through January 12, 2009 were released to NMUI for transfer to the ABCWUA to fund customer bill credits or refunds. NMUI also received reimbursement from the Rate Rider Escrow Funds for amounts paid to the ABCWUA for the period January 13, 2009 through the date of Closing.

        In addition, the settlement resolves all other legal issues between NMUI and ABCWUA including the dispute over the sewer fee the ABCWUA charged NMUI for the treatment of wastewater and the ownership of the return flow credits from that treated wastewater, as well as all other disputed amounts of the ABCWUA. As part of the settlement, NMUI agreed to pay $7.0 million to the ABCWUA at the time of closing to resolve the sewer fee issue. This amount was accrued at December 31, 2008.

        Net cash proceeds from settlement were $54.3 million. Substantially all of the utility plant assets of NMUI were pledged as collateral of $12.0 million in first mortgage bonds with an original maturity of 2024. The Company repaid in full the outstanding borrowings under the related bonds, and used the remaining cash proceeds of $42.3 million to pay any unassumed liabilities of NMUI and pay down the Company's revolving credit facility.

Investigations

        On May 18, 2005, the Environmental Protection Agency ("EPA") executed a search warrant at the Company's Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. The Company has cooperated fully with the EPA's investigation and has provided the records requested. The Company remains in close cooperation and coordination with EPA's counsel in an attempt to resolve the matter favorably. In April 2009, the Company submitted to the EPA its formal request that the EPA not pursue criminal sanctions against the Company. No amounts have been accrued related to the proposed settlement or any potential fines, penalties or other liabilities.

        The Company received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the "Board"). The letter indicates that the Board has conducted an investigation of the operations of a subsidiary of the Company with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary's status as a contract operator in California. Since receipt of the letter, the Company has conducted an internal investigation and worked in cooperation with the Board to resolve the matter favorably. The Board has made an offer of settlement, assuming that the Company implements an acceptable compliance program that would among other things require the Company to pay fines and penalties in the sum of $1.25 million, which is fully accrued at December 31, 2008. The Company is still in discussions with the Board to negotiate that offer further.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Commitments and Contingencies (Continued)

Class Action Litigation

        Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases: On November 26, 2008, an alleged purchaser of the Company's stock filed an alleged securities class action lawsuit in the United States District Court for the Central District of California. The complaint generally alleges that from May 10, 2005 through November 9, 2008, the Company made false statements or omitted to state facts necessary to make the Company's disclosures not misleading. Five additional and substantially similar cases were filed in the same court. On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs. On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel. Pursuant to stipulation, the lead plaintiff has up to and including the later of 60 days after the appointment of lead plaintiff or the filing of the restated financial statements to file a consolidated complaint. The Company will have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Derivative Litigation

        Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases): On January 2, 2009, an alleged shareholder of the Company filed a shareholder derivative case on behalf of the Company, alleging breach of fiduciary duty arising from the Company's announcement of its intent to restate its financial statements against certain of its present and former members of the Company's Board of Directors. Two additional, substantially similar cases were filed. Stipulations were entered extending the time to respond to the complaints. On April 23, 2009, the court found that the three derivative suits were "complex" and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009. On April 30, 2009, the parties submitted a stipulation for court approval that would consolidate the cases, appoint a lead plaintiffs' counsel, give plaintiffs 60 days from the order consolidating the cases to file a consolidated complaint and give the Company and the other defendants 60 days to respond to the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Other Matters

        The Company and its subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. The Company believes that the ultimate disposition of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Any related legal costs are expensed when incurred.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

        In 2008, the Company terminated its contract to operate and maintain the reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Commitments and Contingencies (Continued)

Capistrano Valley Water District ("CVWD"). In 2002, the Company was retained to facilitate the engineering and construction of the plant and in 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the plant. Construction was completed during 2005 and the $3.4 million standby letter of credit was released on May 3, 2007. The Company obtained final acceptance of the completed project from the CVWD and payment of the final $2.3 million of the total contract price in July 2007.

        The Company operated the completed plant under an operating agreement that contained three guarantees related to Company performance during the term of the operating agreement. The agreement provided for liquidated damages in the event the Company failed to perform for reasons other than those caused by "uncontrollable circumstances," as such term was defined in the agreement. As the contract has been terminated, the Company is no longer obligated to these guarantees.

        As part of the financing for this project, the CVWD sold insured municipal bonds. The Company entered into an agreement with the bond insurer to guarantee the Company's performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default. As the contract has been terminated, the Company is no longer obligated to this guarantee.

        At December 31, 2008, the Company had other irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under the Company's credit facility.

        During the normal course of business, the Company has entered into agreements containing indemnities pursuant to which the Company may be required to make payments in the future. These indemnities are in connection with facility leases and liabilities and operations and maintenance and construction contracts entered into by the Company's contract services businesses. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities provide no limitation on the maximum potential future payments the Company could be obligated to make and is not quantifiable. The Company has not recorded any liability for these indemnities.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Earnings per Share

        The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Years Ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(31,053)	$4,948	$6,008
Less preferred stock dividends	(24)	(24)	(24)

Income (loss) from continuing operations applicable to common stockholders	(31,077)	4,924	5,984
Income (loss) from discontinued operations	(864)	(3,359)	(35)
Cumulative effect of change in accounting principle	—	—	273

Net income (loss) applicable to common stockholders	$(31,941)	$1,565	$6,222

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,446	24,101	22,928
Plus shares issued on assumed exercise of stock options and warrants	—	318	584

Diluted weighted average common shares outstanding	24,446	24,419	23,512

        The difference between reported basic and diluted earnings per share is the effect of stock options that, under the treasury share method, give rise to potentially dilutive common shares. The Company incurred a loss during the year ended December 31, 2008. As a result, options to purchase 184,000 shares of common stock are considered antidilutive and therefore are not included in the computation of diluted loss per share for 2008.

        As described in Note 7, the Company has $12.0 million of 6.85% fixed-rate convertible subordinate debentures outstanding at December 31, 2008. The debentures are convertible at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share (1.1 million shares at December 31, 2008). At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

        Approximately 1,492,000, 604,000 and 314,000 share-based equity awards were excluded from the computation of diluted earnings per share in 2008, 2007 and 2006, respectively, due to their antidilutive effect.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Consolidated Statements of Cash Flows

        The following information supplements the Company's consolidated statements of cash flows.

	Years Ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Cash paid during the year for:
Interest	$9,067	$8,421	$8,324
Income taxes paid (refunded), net	1,764	(703)	(1,956)
Components of cash paid for acquisitions:
Fair value of assets acquired, less cash acquired	$23,406	$9,758	$1,791
Liabilities assumed	—	(1,464)	(79)

Cash paid for acquisitions	$23,406	$8,294	$1,712

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$8,161	$6,356	$12,606
Capital expenditures financed with capital lease obligations	303	4,844	592
Debentures converted into common stock	46	557	3,497

Note 14.    Share-Based Incentive Compensation Plans

Share-Based Equity Incentive Plans

        Prior to May 2006, the Company had two share-based incentive compensation plans: a Stock Option Plan, and a Director Stock Option Plan. At the May 2006 annual meeting of stockholders, the stockholders approved a new Equity Incentive Plan, which incorporated the previously existing Stock Option Plan and Director Stock Option Plan.

Equity Incentive Plan ("EIP")

        The stockholder-approved Equity Incentive Plan ("EIP") authorizes the Company to award up to 5.4 million shares of its common stock. At December 31, 2008, 0.4 million shares were available for granting future awards under the plan which may be granted until May 16, 2016. The Company has reserved a total of 2.2 million shares of its authorized common shares for issuance upon exercise of options granted and for awards granted in the future.

        Under the EIP, the Company may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards to officers, employees and non-employee directors. The EIP provides that the exercise price may not be less than the fair market value of the stock on the date of grant. The Compensation and Organization Committee of the Board of Directors administers the EIP and establishes each award's vesting schedule and term at the time of the award. The Committee has generally established straight-line vesting schedules

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Share-Based Incentive Compensation Plans (Continued)

over periods of two to five years. An award's term may not exceed ten years from date of grant and have generally been set at seven years from date of grant. Options are forfeited when they expire or in the event a participant terminates employment with the Company prior to the award vesting.

Stock Option Plan ("SOP")

        Under the stockholder-approved Stock Option Plan ("SOP"), as amended, the Company could grant non-qualified stock options to officers, employees and consultants at an exercise price not less than the fair value of the stock on the last trading date preceding the date of grant. The Company could also grant non-qualified options to certain non-employee directors of the Company. Options granted subsequent to December 31, 1999 vest equally over a periods of three to five years and expire seven years and one day from the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant. Options are forfeited when they expire or in the event a SOP participant terminates employment with the Company prior to the options vesting.

Director Option Plan ("DOP")

        The stockholder-approved Director Option Plan ("DOP"), as amended, authorized the Company to issue options to eligible non-employee directors. The DOP provided for an automatic annual grant of options to purchase 11,025 shares of the Company's common stock to eligible non-employee directors of the Company on the date of the Company's annual meeting of stockholders through 2014 at fair market value. New directors were initially granted options to purchase 11,025 shares of common stock upon appointment to the Board of Directors. DOP options granted after December 31, 1999 vest equally over two years and expire seven years and one day after the date of grant. Options granted prior to January 1, 2000 expire 10 years and one day from the date of grant.

Compensation Expense

        The Company recognizes share-based compensation expense in its consolidated financial statements based on the fair value of an award on the date of grant on a straight-line basis over the requisite service period for each separately vesting portion of the award. The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods:

	Years Ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Stock options	$797	$850	$1,666
Restricted stock awards	417	150	—

Share-based compensation expense	1,214	1,000	1,666
Income tax benefit	(433)	(357)	(595)

Share-based compensation expense, net of tax	$781	$643	$1,071

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Share-Based Incentive Compensation Plans (Continued)

        No share-based compensation was capitalized during the three years ended December 31, 2008. At December 31, 2008, aggregate unrecognized compensation costs was $2.5 million and is expected to be recognized over the next five years (2.5 years on a weighted average basis).

Stock Options

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility of fair value is estimated based on historical volatility of the Company's common stock. The expected dividends are based on the current dividend yield of the Company's stock at the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life represents the period of time stock options are expected to be outstanding and is based on the simplified method. The Company believes that the simplified method is appropriate due to several factors that result in historical exercise data not being sufficient to determine a reasonable estimate of expected term. The assumptions used are shown in the following table.

	Years Ended December 31,
	2008	2007 As Restated	2006 As Restated
Dividend yield	2.1%	1.8%	1.3%
Expected volatility	36.8%	34.3%	32.7%
Risk-free interest rate	2.7%	4.6%	4.6%
Expected life in years	5.0	4.8	5.0

        The weighted average grant date fair value per share of options granted using these assumptions was $3.37, $3.91 and $4.92 per share for the years ended December 31, 2008, 2007 and 2006, respectively.

        On January 29, 2008, the Company issued Performance Accelerated Stock Options ("PASOs"). The PASOs can accelerate vesting subject to market conditions. The market conditions are based on Company stock price targets. The awards are settled in stock and are recorded at the grant date fair value. The fair value of the PASOs was estimated using a customized Monte Carlo simulation. The value of those stock options is amortized through expense over the requisite service period using the straight line method.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Share-Based Incentive Compensation Plans (Continued)

        The following table summarizes stock option and warrant activity during the three years ended December 31, 2008.

	Years Ended December 31,
	2008		2007 As Restated		2006 As Restated
(In thousands, except exercise prices)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,487	$11.19	1,573	$10.45	2,498	$8.30
Granted	489	11.27	366	12.85	509	15.60
Exercised	(174)	6.13	(228)	6.93	(993)	6.98
Forfeited	(54)	12.90	(139)	13.90	(371)	12.58
Expired	(45)	13.45	(85)	11.57	(70)	9.11

Outstanding at end of year	1,703	11.62	1,487	11.19	1,573	10.45

Exercisable at end of year	923	11.10	877	9.65	974	8.44

        The total intrinsic value of options vested and expected to vest was $0, $2.9 million and $5.9 million at December 31, 2008, 2007 and 2006, respectively.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Share-Based Incentive Compensation Plans (Continued)

        The following tables summarize information about stock options outstanding and exercisable at December 31, 2008.

(In thousands, except as indicated)	Outstanding	Vested and Expected to Vest	Fully Vested
Number of shares	1,703	1,585	923
Weighted average remaining contractual life in years	3.87	3.74	2.76
Weighted average exercise price per share	$11.62	$11.61	$11.10
Aggregate intrinsic value (at closing stock price of $3.22 per share)	$0	$0	$0

	Outstanding			Exercisable
(In thousands, except per share and life in years data)	Number Outstanding as of December 31, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2008	Weighted- Average Exercise Price
Range of per share exercise prices:
$ 4.81 to $ 8.44	215	1.22 years	$7.65	215	$7.65
$ 8.88 to $10.63	214	1.80 years	9.84	199	9.81
$11.02 to $11.28	475	5.63 years	11.25	21	11.04
$11.28 to $12.77	430	4.19 years	12.29	219	12.14
$12.77 to $17.75	369	3.96 years	14.64	269	13.98

$ 4.81 to $17.75	1,703	3.87 years	11.62	923	11.10

Restricted Stock Awards and Performance Shares

        The Company has established a straight-line vesting schedule over a three-year period of continuous service to the Company for all awards granted to date. Restricted stock is forfeited in the event a participant terminates employment with the Company prior to the award vesting. The grant date fair value of stock awarded is recognized as compensation expense over the vesting term.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Share-Based Incentive Compensation Plans (Continued)

        The following table summarizes non-performance based restricted stock award activity during the years ended December 31, 2008 and 2007:

(In thousands, except weighted average grant date fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006 (As Restated)	—	$—
Awarded	27	12.76
Vested and released	—	—
Forfeited	(2)	12.76

Outstanding at December 31, 2007 (As Restated)	25	$12.76
Awarded	307	10.35
Vested and released	(8)	12.76
Forfeited	(19)	11.69

Outstanding at December 31, 2008	305	10.39

        On January 29, 2008, the Company also issued 96,762 Performance Contingent Restricted Stock ("PCRS") units and 109,147 Performance Shares. The PCRS are settled in stock and vest subject to performance conditions based on the achievement of EBITDA targets. For awards which vest based on performance conditions, the Company recognizes expense for the portion of awards where achievement is considered probable. At December 31, 2008, no PCRS awards are considered probable of meeting performance conditions and therefore, no expense has been recognized related to these awards. Performance Shares are cash settled awards which vest contingent upon a performance condition measured based on the increase in the Company's return on invested capital. No Performance Shares are considered probable of achievement of performance targets and therefore, no expense has been recognized related to these awards.

Employee Stock Purchase Plan ("ESPP")

        The Company has a stockholder-approved employee stock purchase plan ("ESPP") that allows eligible employees to purchase 1.0 million shares of common stock through payroll deductions up to 10% of their salary, not to exceed $25,000 per year. The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period. Under the ESPP, employees purchased approximately 23,000, 21,000 and 21,000 shares in 2008, 2007 and 2006, respectively. At December 31, 2008, 0.6 million shares remain available for future purchases. In November 2008, the Company determined that participation in the ESPP should be suspended due to ineligibility to use its Registration Statement on Form S-3 until 12 months after the Company is current in all SEC filings.

        The fair value of ESPP shares purchased is estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Dividend yield	2.1%	1.6%
Expected volatility	41.1%	35.1%
Risk-free interest rate	2.64%	4.9%
Expected life in years	0.25	0.25

        The Company's expense related to this plan was less than $0.1 million for each of the years ended December 31, 2008 and 2007.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Employee Benefit Plans

401(k) Retirement Plans

        Substantially all employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974. The Company makes discretionary matching contributions to the plans that vest over a period of one to six years. The Company's expense related to its matching contributions was $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan ("SERP")

        The Company has a non-qualified supplemental executive retirement plan ("SERP") for certain key executive officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death. The plan measurement date is December 31 of each year.

        Two executive officers of the Company were originally selected by the compensation committee of the Board of Directors to participate in the SERP and at December 31, 2008, there is only one remaining participant in the SERP. The sole remaining participant in the SERP is the former CEO of the Company who retired from the Company in May 2008, accordingly, there are no current employees participating. Under the SERP, in most cases, a vested participant with five to ten years of service will be eligible for a yearly benefit for his or her lifetime beginning at age 65 equal to: (1) the participant's average annual compensation multiplied by (2) the applicable compensation percentage as defined by the SERP less (3) the Social Security benefit for the most recent five years of employment. Compensation under the SERP is the participant's base salary and excludes bonus and other forms of compensation. As discussed in Note 1, the Company adopted the balance sheet recognition requirements of SFAS 158 on December 31, 2006.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Employee Benefit Plans (Continued)

        The following table details the components of the net periodic benefit costs and actuarial assumptions:

	Years Ended December 31,
(In thousands, except percentage data)	2008	2007	2006
Net periodic benefit costs:
Service cost	$—	$—	$66
Interest cost	57	64	75
Amortization of actuarial (gains) losses	(21)	(76)	15
Amortization of prior service cost	—	87	37

Net periodic benefit costs	$36	$75	$193

Actuarial assumptions used to determine projected benefit obligation:
Discount rate—pre-retirement	5.00%	5.25%	5.25%
Discount rate—post-retirement	3.25%	3.00%	3.00%
Rate of compensation increases	—%	—%	—%
Actuarial assumptions used to determine net periodic benefit cost for the year:
Discount rate—pre-retirement	5.25%	5.25%	5.00%
Discount rate—post-retirement	3.00%	3.00%	2.75%
Rate of compensation increases	—%	—%	—%

        The sole remaining participant in the SERP has retired and is not receiving any further compensation increases. The discount rate selected in 2008, 2007 and 2006 reflects the Company's estimate of an interest rate at which the benefit obligations can be settled and is a short-term rate, given the 2008 retirement date of the sole remaining participant.

        Summarized in the table below is information about the changes in the projected benefit obligation and the liability recognized in the consolidated balance sheets at December 31, 2008 and 2007.

	December 31,
(In thousands)	2008	2007
Projected benefit obligation:
Balance at beginning of the year	$1,105	$1,224
Interest cost	58	64
Actuarial gains	(64)	(9)
Payment of benefit obligation	(41)	(174)

Balance at end of the year	1,058	1,105
Plan assets	—	—

Net amount recognized in consolidated balance sheets	$1,058	$1,105

Accumulated benefit obligation	$1,058	$1,105

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Employee Benefit Plans (Continued)

	December 31,
(In thousands)	2008	2007
Amounts recognized in accumulated other comprehensive income:
Actuarial gains	$(172)	$(131)
Related deferred income taxes	60	46

Net amount recognized	$(112)	$(85)

        The following table shows annual expected benefit payments for the next ten years, assuming a lump sum distribution paid in 2010:

(In thousands)	Expected Payment
Year ending December 31,:
2009	$71
2010	1,038

        The SERP is an unfunded plan and the contributions for the next year are expected to equal the benefits paid. However, to assist in funding the benefit obligations, the Company has invested in a corporate-owned life insurance policy. The cash surrender value of the policy is designed to be equal to the net present value of the aggregate SERP benefit obligations. However, there is no direct relationship between the aggregate participants' SERP benefits and the policy coverage. The cash surrender value of the policy was $1.5 million at December 31, 2008 and $1.4 million at December 31, 2007, and is included in non-current assets in the accompanying consolidated balance sheets (Note 6).

Deferred Compensation Plan ("DCP")

        The Company has a non-qualified deferred compensation plan ("DCP") that permits key employees to annually elect to defer a portion of their compensation until their retirement. The retirement benefit to be provided is based upon the amount of compensation deferred. Deferred compensation expense was $0.1 million, $0.1 million and $0.1 million in 2008, 2007 and 2006, respectively. Total deferred compensation liabilities were $1.6 million and $1.6 million at December 31, 2008 and 2007, respectively.

        To assist in funding the deferred compensation liability, the Company has invested in company-owned life insurance policies. The cash surrender value of these policies was $1.7 million and $1.7 million at December 31, 2008 and 2007, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets (Note 6).

Note 16.    Segment Information

        SouthWest Water's principal business activity is to operate and maintain water and wastewater infrastructure. Through its operating subsidiaries, the Company owns

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.    Segment Information (Continued)

132 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. The Company maintains its corporate offices in Los Angeles, California.

        In the past ten years, the Company has completed over 19 acquisitions of both utility and contract service businesses. These acquisitions operated largely independent of each other, resulting in a complex business structure with inconsistent business practices. In 2006, the Board of Directors appointed a new Chief Executive Officer to, among other things, review Company operations and plan for future growth. Beginning in 2007, changes were implemented to better integrate the various segments of the business. In 2007 and 2008, the Company made a major change to how it operates. The Company consolidated many of the departments that provide common support functions such as environmental health and safety, financial and accounting services, information technology and the customer call center. These consolidated departments allocate their costs to each operating segment. In 2008, operations were divided into four reportable segments to better focus the distinct strategies of each operating business. Each operating segment has embedded in it the direct operating cost and infrastructure to deliver its plan, relying upon the allocated common support functions discussed above. Each operating segment is led by a Managing Director and a Financial Director. The Company believes this management structure brings both direct operational and financial management accountability to each of the operations.

        As a result of this reorganization, the Company now has four reporting segments. The Company separates its segments first by whether it owns the utility or provides contract services to others. Its owned water and wastewater utilities are referred to as its Utilities operations ("Utilities"). In its financial statements the Company reports its Texas Utilities operations ("Texas Utilities") as a separate segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through rates it charges. The Company's contract operations are segmented by contract type into those that are generally larger, stand alone operations ("O&M Services") and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client ("Texas MUD Services").

        As more fully described in Note 1, effective January 1, 2007, the Company elected to allocate a portion of its operating expense overhead from its services businesses between affiliated and unaffiliated customers for segment reporting purposes and reclassified certain expenses associated with common business functions to operating expenses. Certain 2006 amounts have been reclassified to conform to the 2007 and 2008 presentation.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.    Segment Information (Continued)

        The following table presents information about the operations of each segment for the three years ended December 31, 2008.

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.(1)	Consolidated
Year ended December 31, 2008:
Revenue—Unaffiliated customers	$71,518	$34,386	$40,493	$74,453	$—	$220,850

Expenses:
Operations and maintenance	48,126	24,162	43,091	76,246	18,868	210,493
Depreciation and amortization	8,200	4,143	283	1,112	1,684	15,422
Impairment of goodwill and other long-lived assets	452	24,997	—	210	1,270	26,929

Total expenses	56,778	53,302	43,374	77,568	21,822	252,844

Operating income (loss)	14,740	(18,916)	(2,881)	(3,115)	(21,822)	(31,994)
Interest expense	(2,925)	(1,402)	(2)	(129)	(4,701)	(9,159)
Interest income	91	—	16	378	20	505
Other income (expense)	450	(3,868)	(499)	613	3,304	—

Income (loss) from continuing operations before income taxes	$12,356	$(24,186)	$(3,366)	$(2,253)	$(23,199)	$(40,648)

Other information:
Additions to property, plant and equipment	$17,070	$6,875	$136	$273	$9,296	$33,650
Total assets as of period end date	288,303	149,537	15,416	35,843	38,108	527,207
Year ended December 31, 2007 (As Restated):
Revenue—Unaffiliated customers	$67,042	$27,591	$40,922	$79,321	$—	$214,876

Expenses:
Operations and maintenance	34,111	20,559	41,111	75,048	14,923	185,752
Depreciation and amortization	5,994	3,677	556	1,385	435	12,047
Impairment of goodwill and other long-lived assets and other long-lived assets	—	1,097	624	47	—	1,768

Total expenses	40,105	25,333	42,291	76,480	15,358	199,567

Operating income (loss)	26,937	2,258	(1,369)	2,841	(15,358)	15,309
Interest expense	(2,986)	(882)	(28)	(267)	(4,272)	(8,435)
Interest income	71	20	263	213	51	618
Other income (expense)	707	(3,376)	(622)	184	3,101	(6)

Income (loss) from continuing operations before income taxes	$24,729	$(1,980)	$(1,756)	$2,971	$(16,478)	$7,486

Other information:
Additions to property, plant and equipment	$19,277	$11,661	$96	$718	$3,185	$34,937
Total assets as of period end date	248,011	177,048	17,097	42,613	19,355	504,124

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.    Segment Information (Continued)

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.(1)	Consolidated
Year ended December 31, 2006 (As Restated):
Revenue—Unaffiliated customers	$63,203	$25,040	$49,232	$75,028	$—	$212,503

Expenses:
Operations and maintenance	32,412	18,455	50,126	70,362	13,649	185,004
Depreciation and amortization	4,977	3,370	590	1,569	359	10,865
Impairment of goodwill and other long-lived assets	—	—	—	—	—	—

Total expenses	37,389	21,825	50,716	71,931	14,008	195,869

Operating income (loss)	25,814	3,215	(1,484)	3,097	(14,008)	16,634
Interest expense	(3,028)	(1,186)	(34)	(473)	(3,718)	(8,439)
Interest income	19	27	12	288	110	456
Other income (expense)	723	(2,688)	(555)	(846)	3,424	58

Income (loss) from continuing operations before income taxes	$23,528	$(632)	$(2,061)	$2,066	$(14,192)	$8,709

Other information:
Additions to property, plant and equipment	$17,971	$17,840	$137	$689	$9	$36,646
Total assets as of period end date	228,175	166,192	21,515	47,041	3,693	466,616

Notes

(1)
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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Selected Quarterly Financial Information (Unaudited)

        Selected unaudited quarterly consolidated financial information is presented in the tables below. The amounts below for the quarters ended June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007, and March 31, 2007 have been restated for the adjustments described in Note 2 of Notes to Consolidated Financial Statements.

(In thousands, except per share data)	1st Quarter As Restated	2nd Quarter As Restated	3rd Quarter	4th Quarter
Year ended December 31, 2008:
Operating revenue	$49,610	$56,931	$60,360	$53,949
Operating income (loss)	779	3,179	1,314	(37,265)
Income (loss) from continuing operations	(966)	618	(444)	(30,261)
Income (loss) from discontinued operations	(7)	(638)	(532)	313
Net income (loss)	(973)	(20)	(976)	(29,948)
Net income (loss) applicable to common stockholders	(979)	(26)	(982)	(29,954)
Basic earning per common share:
Income (loss) from continuing operations	$(0.04)	$0.03	$(0.02)	$(1.22)
Income (loss) from discontinued operations	(0.00)	(0.03)	(0.02)	0.01

Net income (loss) applicable to common stockholders	$(0.04)	$0.00	$(0.04)	$(1.21)

Diluted earning per common share:
Income (loss) from continuing operations	$(0.04)	$0.03	$(0.02)	$(1.22)
Income (loss) from discontinued operations	(0.00)	(0.03)	(0.02)	0.01

Net income (loss) applicable to common stockholders	$(0.04)	$0.00	$(0.04)	$(1.21)

        During the fourth quarter of 2008, the Company recorded goodwill impairment charges of $25.0 million and $0.5 million related to its Texas Utilities and Utilities,

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Selected Quarterly Financial Information (Unaudited) (Continued)

respectively (Note 6), and an $8.0 million charge related to the NMUI eminent domain settlement and other related issues (Note 11).

(In thousands, except per share data)	1st Quarter As Restated	2nd Quarter As Restated	3rd Quarter As Restated	4th Quarter As Restated
Year ended December 31, 2007:
Operating revenue	$47,097	$54,958	$57,553	$55,268
Operating income (loss)	2,309	5,440	5,031	2,529
Income (loss) from continuing operations	262	2,256	2,057	373
Income (loss) from discontinued operations	(279)	(58)	(69)	(2,953)
Net income (loss)	(17)	2,198	1,988	(2,580)
Net income (loss) applicable to common stockholders	(23)	2,192	1,982	(2,586)
Basic earning per common share:
Income (loss) from continuing operations	$0.01	$0.09	$0.09	$0.02
Income (loss) from discontinued operations	(0.01)	(0.00)	(0.00)	(0.12)

Net income (loss) applicable to common stockholders	$(0.00)	$0.09	$0.09	$(0.10)

Diluted earning per common share:
Income (loss) from continuing operations	$0.01	$0.09	$0.08	$0.02
Income (loss) from discontinued operations	(0.01)	(0.00)	(0.00)	(0.12)

Net income (loss) applicable to common stockholders	$(0.00)	$0.09	$0.08	$(0.10)

Summary Financial Impacts of Restatements

        The following table presents "As Restated" and "as previously reported" summary financial data for revenue, operating income (loss), income (loss) from continuing operations before income taxes, income (loss) from discontinued operations, net income (loss), net income (loss) applicable to common stockholders and earnings (loss) per share data for each of the previous six quarters ended June 30, 2008 (in thousands, except per share data):

SOUTHWEST WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Selected Quarterly Financial Information (Unaudited) (Continued)

(In thousands)	Operating revenue	Operating income (loss)	Income (loss) from continuing operations	Income (loss) from discontinued operations	Net income (loss)	Net income (loss) applicable to common stockholders	Earnings (loss) per common share—basic	Earnings (loss) per common share—diluted
Quarter ended June 30, 2008
As previously reported	$57,066	$3,374	$891	$(1,678)	$(787)	$(793)	$(0.03)	$(0.03)
Restatement adjustments	(135)	(195)	(273)	1,040	767	767	0.03	0.03

As restated and adjusted for discontinued operations	$56,931	$3,179	$618	$(638)	$(20)	$(26)	$0.00	$0.00

Quarter ended March 31, 2008
As previously reported	$50,763	$1,807	$(314)	$(287)	$(601)	$(607)	$(0.02)	$(0.02)
Restatement adjustments	(1,153)	(1,028)	(652)	280	(372)	(372)	(0.02)	(0.02)

As restated and adjusted for discontinued operations	$49,610	$779	$(966)	$(7)	$(973)	$(979)	$(0.04)	$(0.04)

Quarter ended December 31, 2007
As previously reported	$57,409	$(11,289)	$(10,572)	$(2,386)	$(12,958)	$(12,964)	$(0.53)	$(0.53)
Restatement adjustments	(2,141)	13,818	10,945	(567)	10,378	10,378	0.43	0.43

As restated and adjusted for discontinued operations	$55,268	$2,529	$373	$(2,953)	$(2,580)	$(2,586)	$(0.10)	$(0.10)

Quarter ended September 30, 2007
As previously reported	$57,173	$5,412	$2,291	$(216)	$2,075	$2,069	$0.09	$0.08
Restatement adjustments	380	(381)	(234)	147	(87)	(87)	—	—

As restated and adjusted for discontinued operations	$57,553	$5,031	$2,057	$(69)	$1,988	$1,982	$0.09	$0.08

Quarter ended June 30, 2007
As previously reported	$54,896	$5,648	$2,421	$(198)	$2,223	$2,217	$0.09	$0.09
Restatement adjustments	62	(208)	(165)	140	(25)	(25)	—	—

As restated and adjusted for discontinued operations	$54,958	$5,440	$2,256	$(58)	$2,198	$2,192	$0.09	$0.09

Quarter ended March 31, 2007
As previously reported	$47,869	$3,088	$840	$(226)	$614	$608	$0.03	$0.03
Restatement adjustments	(772)	(779)	(578)	(53)	(631)	(631)	(0.03)	(0.03)

As restated and adjusted for discontinued operations	$47,097	$2,309	$262	$(279)	$(17)	$(23)	$(0.00)	$(0.00)

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
(In thousands)	2008	2007 As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,451
Receivables from subsidiaries, net	91,055	82,397
Income tax receivable	3,121	1,572
Prepaid expenses and other current assets	1,408	1,715

Total current assets	95,584	87,135

Property, Plant and Equipment, net	16,109	10,286
Investment in subsidiaries	128,420	127,245
Deferred income tax assets	3,079	1,688
Other Assets	6,410	7,433

Total assets	$249,602	$233,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,091	$2,435
Current portion of long-term debt	1,099	1,137
Other current liabilities	7,834	8,730

Total current liabilities	16,024	12,302

Long-term Debt:
Revolving credit line	98,000	51,000
Convertible subordinated debt	11,962	12,053
Capital leases and other indebtedness	3,048	3,899

Total long-term debt	113,010	66,952

Other liabilities and deferred credits	6,768	7,779
Commitments and Contingencies
Stockholders' Equity:
Cumulative preferred stock	458	458
Common stock	249	243
Additional paid-in capital	147,775	143,778
Retained earnings (accumulated deficit)	(34,794)	2,190
Accumulated other comprehensive income	112	85

Total stockholders' equity	113,800	146,754

Total liabilities and stockholders' equity	$249,602	$233,787

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2008	2007 As Restated	2006 As Restated
Operating revenue	$—	$—	$—
Operating expenses	7,022	2,689	2,015

Operating loss	(7,022)	(2,689)	(2,015)
Other income (expense):
Interest expense	(1,398)	(1,262)	(355)
Interest income	19	51	110
Equity in net income (loss) of subsidiaries	(26,456)	4,065	7,402
Other, net	—	91	61

Income (loss) before income taxes and cumulative effect of change in accounting principle	(34,857)	256	5,203
Income tax benefit	2,940	1,333	770

Income (loss) before cumulative effect of change in accounting principle	(31,917)	1,589	5,973
Cumulative effect of change in accounting principle, net of tax	—	—	273

Net income (loss)	(31,917)	1,589	6,246
Preferred stock dividends	(24)	(24)	(24)

Net income (loss) applicable to common stockholders	$(31,941)	$1,565	$6,222

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2008	2007 As Restated	2006 As Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(31,917)	$1,589	$6,246
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	26,456	(4,065)	(7,402)
Cumulative effect of change in accounting principle, net of tax	—	—	(273)
Depreciation and amortization	1,684	434	360
Deferred income taxes	(1,391)	239	(236)
Share-based compensation expense	1,214	1,000	1,666
Impairment of long-lived assets	1,270	—	—
Other, net	205	159	164
Dividends received from subsidiaries	4,790	5,187	4,875
Changes in assets and liabilities, net of effects of acquisitions
Prepaid expenses and other current assets	(331)	(1,940)	2,304
Other assets	1,509	(459)	(1,406)
Current liabilities	4,804	4,259	(245)
Other liabilities	(1,010)	47	942

Net cash provided by operating activities	7,283	6,450	6,995

Cash flows from investing activities of continuing operations:
Acquisition of businesses, net of cash acquired	(23,406)	(8,298)	(1,435)
Additions to property, plant and equipment	(9,296)	(3,184)	(9)
Proceeds from the sale of subsidiary	2,219	—	—
Settlement of acquisition obligation	—	—	(1,000)
Changes in receivables from subsidiaries	(21,162)	(8,065)	(17,803)

Net cash used in investing activities	(51,645)	(19,547)	(20,247)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	153,000	40,500	52,400
Repayments under lines of credit	(106,000)	(25,500)	(46,400)
Proceeds from share-based equity incentive plans and stock purchase plans	2,821	3,544	10,597
Excess tax benefit from stock options exercised	(73)	133	1,210
Dividends paid	(5,067)	(5,649)	(5,000)
Repayments of long-term debt	(1,237)	(305)	(187)
Deferred financing costs	(532)	—	—
Repurchase of preferred stock	—	—	(2)

Net cash provided by financing activities	42,912	12,723	12,618

Net decrease in cash and cash equivalents	(1,450)	(374)	(634)
Cash and cash equivalents at beginning of year	1,450	1,825	2,459

Cash and cash equivalents at end of year	$—	$1,451	$1,825

Non-cash investing activity:
Conversion of subsidiary debt to equity	$9,000	$—	$16,000

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Restatement

        The Company's condensed financial statements at and for the fiscal years ended December 31, 2007 and 2006 and related financial information have been restated to correct for accounting errors. The nature of the corrections and the related effects on the Company's previously issued condensed financial statements are described in Note 2, "Restatements of Condensed Financial Statements." Restated balances have been identified with the notation "As Restated" where appropriate. Throughout these notes, the term "as previously reported" will be used to refer to balances from 2007 and 2006 consolidated financial statements as reported prior to restatement for the errors.

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared to present the financial position, results of operations and cash flows of SouthWest Water Company (the "Parent" or "Company") on a stand-alone basis. Investments in subsidiaries are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of SouthWest Water Company and subsidiaries ("Registrant") included in Part II, Item 8 of this Form 10-K.

Share-Based Compensation

        The Company has a plan which allows for the granting of stock options. As more fully described in Note 15 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified prospective method. The Company applies SFAS 123(R) to accounting for its stock option grants. Accordingly, compensation expense is recognized for the fair value of the stock options at the grant dates over the vesting period. The adoption of SFAS 123(R) did require the Company to change from recognizing the effect of forfeitures as they occur to estimating the number of outstanding instruments for which the requisite service is not expected to be rendered. Accordingly, the Company recorded a $0.3 million gain (net of tax of $0.1 million) as the cumulative effect of the change in this accounting principle for the year ended December 31, 2006. See Note 14 for additional information.

Supplemental Executive Retirement Plan

        As more fully described in Note 15 to consolidated financial statements, the Company has a supplemental executive retirement plan. In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 1.    Summary of Significant Accounting Policies (Continued)

comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the same as a Company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has historically used December 31st as the measurement date for its postretirement benefit plan. The adoption of SFAS 158 reduced total liabilities and increased total stockholders' equity by less than $0.1 million, net of taxes. The adoption of SFAS 158 did not have a material effect on the consolidated financial statements for 2006 and the Company believes it will not have a material effect in 2007 and beyond.

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

Note 2.    Restatements of Condensed Financial Statements

        The Company has restated its condensed balance sheet at December 31, 2007, and the condensed statements of operations and cash flows for the years ended December 31, 2007 and 2006, including the cumulative impact of corrected errors for periods prior to January 1, 2006.

        The cumulative adjustments required to correct the errors in the condensed financial statements prior to January 1, 2006 are recorded as adjustments to retained earnings in the restated stockholders' equity at December 31, 2005. The cumulative effect of those adjustments reduced previously reported retained earnings and total stockholders' equity by $17.2 million at December 31, 2005.

        See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" for a detailed description of the restatement.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 2.    Restatements of Condensed Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported statement of operations for the year ended December 31, 2007 are shown in the following table (in thousands):

		Restatement Adjustment
Year Ended December 31, 2007	As Previously Reported	Application of SFAS No. 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated
Revenue	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	3,228	—	(134)	(554)	—	149	2,689

Operating loss	(3,228)	—	134	554	—	(149)	(2,689)
Other income (expense):
Interest expense	(1,251)	—	—	—	—	(11)	(1,262)
Interest income	51	—	—	—	—	—	51
Equity in net income (loss) of subsidiaries	(5,161)	(3,952)	(1,036)	16,762	(366)	(2,182)	4,065
Other, net	91	—	—	—	—	—	91

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,498)	(3,952)	(902)	17,316	(366)	(2,342)	256
Income tax benefit	1,452	—	—	—	—	(119)	1,333

Income (loss) before cumulative effect of change in accounting principle	(8,046)	(3,952)	(902)	17,316	(366)	(2,461)	1,589
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—

Net income (loss)	$(8,046)	$(3,952)	$(902)	$17,316	$(366)	$(2,461)	$1,589

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 2.    Restatements of Condensed Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported statement of operations for the year ended December 31, 2006 are shown in the following table (in thousands):

		Restatement Adjustment
Year Ended December 31, 2006	As Previously Reported	Application of SFAS No. 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated
Revenue	$—	$—	$—	$—	$—	$—	$—
Selling, general and administrative expenses	1,389	7	—	612	—	7	2,015

Operating loss	(1,389)	(7)	—	(612)	—	(7)	(2,015)
Other income (expense):
Interest expense	(269)	4	—	—	—	(90)	(355)
Interest income	111	—	—	—	—	(1)	110
Equity in net income (loss) of subsidiaries	10,294	(6,425)	(145)	906	(190)	2,962	7,402
Other, net	61	—	—	—	—	—	61

Income (loss) before income taxes and cumulative effect of change in accounting principle	8,808	(6,428)	(145)	294	(190)	2,864	5,203
Income tax benefit	520	—	—	—	—	250	770

Income (loss) before cumulative effect of change in accounting principle	9,328	(6,428)	(145)	294	(190)	3,114	5,973
Cumulative effect of change in accounting principle, net of tax	71	—	—	202	—	—	273

Net income (loss)	$9,399	$(6,428)	$(145)	$496	$(190)	$3,114	$6,246

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 2.    Restatements of Condensed Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet at December 31, 2007. In addition to the income statement adjustments described above, certain balance sheet classification adjustments were also identified. These balance sheet corrections in classifications are included in the adjustments columns below (in thousands):

		Restatement Adjustment
As of December 31, 2007	As Previously Reported	Application of SFAS No. 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,451	$—	$—	$—	$—	$—	$1,451
Receivables from subsidiaries, net	74,599	—	—	—	—	7,798	82,397
Income tax receivable	—	—	—	—	—	1,572	1,572
Prepaid expenses and other current assets	6,220	—	—	2,525	—	(7,030)	1,715

Total current assets	82,270	—	—	2,525	—	2,340	87,135

Property, Plant and Equipment, net	10,668	—	—	(574)	—	192	10,286
Investment in subsidiaries	147,315	(26,147)	(4,949)	15,946	(2,493)	(2,427)	127,245
Deferred income taxes	—	—	—	—	—	1,688	1,688
Other Assets	4,897	—	—	2,518	—	18	7,433

Total assets	$245,150	$(26,147)	$(4,949)	$20,415	$(2,493)	$1,811	$233,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,297	$—	$—	$—	$—	$138	$2,435
Current portion of long-term debt	919	—	—	—	—	218	1,137
Other current liabilities	7,960	—	—	221	—	549	8,730

Total current liabilities	11,176	—	—	221	—	905	12,302

Long-term Debt:
Revolving credit line	51,000	—	—	—	—	—	51,000
Convertible subordinated debt	12,053	—	—	—	—	—	12,053
Capital leases and other indebtedness	3,759	—	—	—	—	140	3,899

Total long-term debt	66,812	—	—	—	—	140	66,952
Deferred income taxes	3,596	—	—	109	—	(3,705)	—
Other liabilities and deferred credits	4,372	—	—	5,311	—	(1,904)	7,779
Stockholders' Equity:
Cumulative preferred stock	458	—	—	—	—	—	458
Common stock	243	—	—	—	—	—	243
Additional paid-in capital	145,072	—	(2,108)	1,200	—	(386)	143,778
Retained earnings (accumulated deficit)	13,336	(26,147)	(2,841)	13,574	(2,493)	6,761	2,190
Accumulated other comprehensive income	85	—	—	—	—	—	85

Total stockholders' equity	159,194	(26,147)	(4,949)	14,774	(2,493)	6,375	146,754

Total liabilities and stockholders' equity	$245,150	$(26,147)	$(4,949)	$20,415	$(2,493)	$1,811	$233,787

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 2.    Restatements of Condensed Financial Statements

        The following table presents the impact of the restatement adjustments on the Company's previously reported statements of cash flows for the years ended December 31, 2007 and 2006 (in thousands):

	Year ended December 31, 2007			Year ended December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(8,046)	$9,635	$1,589	$9,399	$(3,153)	$6,246
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	5,161	(9,226)	(4,065)	(10,294)	2,892	(7,402)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(71)	(202)	(273)
Depreciation and amortization	336	98	434	333	27	360
Deferred income taxes	(4,541)	4,780	239	1,877	(2,113)	(236)
Share-based compensation expense	1,861	(861)	1,000	1,079	587	1,666
Other, net	(343)	502	159	(27)	191	164
Dividends received from subsidiaries	5,187	—	5,187	4,875	—	4,875
Changes in assets and liabilities, net of effects of acquisitions Prepaid expenses and other current assets	2,778	(4,718)	(1,940)	2,488	(184)	2,304
Other assets	—	(459)	(459)	—	(1,406)	(1,406)
Current liabilities	3,895	364	4,259	(1,310)	1,065	(245)
Other liabilities	—	47	47	—	942	942

Net cash provided by operating activities	6,288	162	6,450	8,349	(1,354)	6,995

Cash flows from investing activities of continuing operations:
Acquisition of businesses, net of cash acquired	(8,069)	(229)	(8,298)	(1,719)	284	(1,435)
Additions to property, plant and equipment	(5,543)	2,359	(3,184)	(9)	—	(9)
Proceeds from the sale of subsidiary	—	—	—	—	—	—
Purchase of minority interest	—	—	—	(1,013)	13	(1,000)
Changes in receivables from subsidiaries	—	(8,065)	(8,065)	—	(17,803)	(17,803)

Net cash provided by (used in) investing activities	(13,612)	(5,935)	(19,547)	(2,741)	(17,506)	(20,247)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	15,000	25,500	40,500	6,000	46,400	52,400
Repayments under lines of credit	—	(25,500)	(25,500)	—	(46,400)	(46,400)
Proceeds from share-based equity incentive plans and stock purchase plans	3,545	(1)	3,544	10,597	—	10,597
Excess tax benefit from stock options exercised	414	(281)	133	1,479	(269)	1,210
Dividends paid	(5,649)	—	(5,649)	(5,000)	1	(4,999)
Repayments of long-term debt	(59)	(246)	(305)	—	(187)	(187)
Changes in receivables from subsidiaries	(6,301)	6,301	—	(19,315)	19,315	—
Deferred financing costs	—	—	—	—	—	—
Repurchase of preferred stock	—	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	6,950	5,773	12,723	(6,241)	18,860	12,619

Net increase (decrease) in cash and cash equivalents	(374)	—	(374)	(633)	—	(633)
Cash and cash equivalents at beginning of year	1,825	—	1,825	2,458	—	2,458

Cash and cash equivalents at end of year	$1,451	$—	$1,451	$1,825	$—	$1,825

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 3.    Debt

        On February 15, 2008, the Company replaced its existing revolving line of credit by entering into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California. The credit agreement provided for a $150.0 million revolving credit facility. Proceeds from the initial borrowing under the credit agreement were used to repay borrowings under the Company's prior $100.0 million revolving line of credit.

        The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants. The Company was not in compliance with certain restrictive covenants due to the failure to timely deliver its September 30, 2008 and March 31, 2009 Quarterly Reports on Form 10-Q and its 2008 Annual Report on Form 10-K. In addition, the Company was in violation of one of its financial covenants, specifically the debt to capitalization ratio, at December 31, 2008 and at March 31, 2009. However, the Company received four amendments to the credit agreement from the Bank Group dated November 19, 2008, May 28, 2009, June 17, 2009 and July 9, 2009 which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regard to the debt to capitalization ratio.

        An amendment to the agreement has reduced the total available under the line from $150 million to $110 million.

        The revolving line of credit commitment ends on February 15, 2013 (if not renewed or extended), at which time all borrowings must be repaid. However, there are certain provisions within the revolving credit facility agreement that could potentially be interpreted as a subjective acceleration clause. Though the Company does not anticipate any changes in its business practices that would result in any material adjustments to the revolving credit facility, management cannot be certain how the lender will interpret the subjective acceleration clause.

        Borrowings under the revolving credit facility bear interest, at the Company's option, based on a margin either over LIBOR or under the prime rate. The margins vary depending upon the Company's consolidated debt to equity ratio. Currently, the applicable margins are 1.00% over LIBOR or 0.25% under the prime rate. The weighted-average annual interest rates on all credit facility borrowings outstanding were 1.58% at December 31, 2008 and 5.74% at December 31, 2007.

        The Company had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under its revolving credit facility at December 31, 2008, reducing available borrowings under the revolving credit facility to $48.7 million at that date.

        The Company has $12.0 million of 6.85% convertible subordinated debentures issued and outstanding at December 31, 2008 compared to $12.1 million at the end of the prior year. The debentures are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity, unless previously redeemed. During the year ended

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Note 3.    Debt (Continued)

December 31, 2008, debentures in the aggregate principal amount of $.04 million were converted into 4,172 shares of common stock. At December 31, 2008, all of the debentures outstanding are convertible into 1.1 million shares of common stock and have a potentially dilutive effect on the computation of earnings per share.

        The debentures are due on July 1, 2021 and interest is payable quarterly on the first day of January, April, July and October of each year. The debentures are unsecured general obligations of the Company and are subordinated in right of payment to all existing and future secured and senior debt. The Company may redeem the debentures at any time, in whole or in part, at a redemption price 100% of face value. The Company is subject to financial covenants under the terms of the indenture and was in compliance with all such covenants during the year ended December 31, 2008.

Note 4.    Commitments and Contingencies

        In 2008, the Company terminated its contract to operate and maintain the reverse osmosis water treatment plant in the city of San Juan Capistrano, California for the Capistrano Valley Water District ("CVWD"). In 2002, the Company was retained to facilitate the engineering and construction of the plant and in 2003, the Company obtained a $3.4 million standby letter of credit as collateral to insure its performance during the design and construction of the plant. Construction was completed during 2005 and the $3.4 million standby letter of credit was released on May 3, 2007. The Company obtained final acceptance of the completed project from the CVWD and payment of the final $2.3 million of the total contract price in July 2007.

        The Company operated the completed plant under an operating agreement that contained three guarantees related to Company performance during the term of the operating agreement. The agreement provided for liquidated damages in the event the Company failed to perform for reasons other than those caused by "uncontrollable circumstances," as such term was defined in the agreement. As the contract has been terminated, the Company is no longer obligated to these guarantees.

        As part of the financing for this project, the CVWD sold insured municipal bonds. The Company entered into an agreement with the bond insurer to guarantee the Company's performance under the service contract, subject to certain liability caps to the bond insurer in the event of a default. As the contract has been terminated, the Company is no longer obligated to this guarantee.

        At December 31, 2008, the Company had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under the Company's credit facility.

        During the normal course of business, the Company has entered into agreements containing indemnities pursuant to which the Company may be required to make payments in the future. These indemnities are in connection with facility leases and liabilities and operations and maintenance and construction contracts entered into by the Company's contract services businesses. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities provide no limitation on the maximum potential future payments the Company could be obligated to make and is not quantifiable. The Company has not recorded any liability for these indemnities.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The amounts herein have been restated for the adjustments described in Note 2 of Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Recoveries and / or Acquisitions	Accounts Written Off/ Rate Charges	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$1,454	$2,091	$68	$(1,562)	$2,051
Year ended December 31, 2007 (As Restated)	1,858	332	21	(757)	1,454
Year ended December 31, 2006 (As Restated)	2,022	868	4	(1,036)	1,858
Deferred tax asset valuation allowance:
Year ended December 31, 2008	$1,417	$7	$—	$—	$1,424
Year ended December 31, 2007 (As Restated)	1,010	407	—	—	1,417
Year ended December 31, 2006 (As Restated)	1,196	—	—	(186)	1,010