Form 10-Q
period 2008-09-30
SOUTHWEST WATER CO
filed 2009-08-03
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 31, 2009

Common Stock, $.01 par value per share	24,888,745 shares

EXPLANATORY NOTE REGARDING RESTATEMENTS

The Company, on July 9, 2009, filed its 2008 Annual Report on Form 10-K and the disclosures contained therein may, for certain events, provide more information than contained within this Quarterly Report.

SouthWest Water Company and its subsidiaries’ (“SouthWest Water” or the “Company”) condensed consolidated financial statements at December 31, 2007 and for the three- and nine-month periods ended September 30, 2007 and related financial information have been restated to correct for certain accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Condensed Consolidated Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate. Throughout the financial statements, the term “as previously reported” will be used to refer to balances from the 2007 consolidated financial statements as reported prior to restatement for the errors.

The Company also found material weaknesses in internal control over financial reporting for such periods and previously advised that management’s report on internal control over financial reporting for the fiscal year ended December 31, 2007 contained in our public reports should not be relied upon.

We have not filed amendments to any previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	September 30, 2008	December 31, 2007 As Restated

ASSETS
Current Assets:
Cash and cash equivalents	$3,253	$2,950
Accounts receivable, net	33,416	28,434
Prepaid expenses and other current assets	18,797	17,971
Total current assets	55,466	49,355

Property, Plant and Equipment, net	429,387	388,415

Other Assets:
Goodwill	43,275	43,275
Intangible assets	1,767	2,297
Other assets	20,622	20,782

Total assets	$550,517	$504,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$12,681	$15,969
Current portion of long-term debt	2,226	2,236
Other current liabilities	25,972	26,635
Total current liabilities	40,879	44,840

Other Liabilities and Deferred Credits:
Long-term debt, less current portion	193,221	145,684
Deferred income taxes	20,731	20,945
Advances for construction	9,522	9,210
Contributions in aid of construction	113,464	109,297
Other liabilities and deferred credits	28,849	27,394

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	247	243
Additional paid-in capital	147,288	143,778
Retained earnings (accumulated deficit)	(4,217)	2,190
Accumulated other comprehensive income	75	85
Total stockholders’ equity	143,851	146,754

Total liabilities and stockholders’ equity	$550,517	$504,124

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007 As Restated	2008	2007 As Restated

Operating revenue	$60,360	$57,553	$166,901	$159,608

Expenses:
Operating expenses	55,347	49,584	150,165	138,010
Depreciation and amortization	3,699	2,938	11,254	8,818
Impairment of goodwill and other long-lived assets	—	—	210	—

Total operating expenses	59,046	52,522	161,629	146,828

Operating income	1,314	5,031	5,272	12,780

Other income (expense):
Interest expense	(2,340)	(2,162)	(6,932)	(6,247)
Interest income	343	284	436	490
Other, net	—	(41)	4	(102)

Income (loss) from continuing operations before income taxes	(683)	3,112	(1,220)	6,921

Provision for (benefit from) income taxes	(239)	1,055	(428)	2,346

Income (loss) from continuing operations	(444)	2,057	(792)	4,575

Loss from discontinued operations, net of tax	(532)	(69)	(1,177)	(406)

Net income (loss)	(976)	1,988	(1,969)	4,169
Preferred stock dividends	(6)	(6)	(18)	(18)

Net income (loss) applicable to common stockholders	$(982)	$1,982	$(1,987)	$4,151

Earning per common share:
Basic:
Income (loss) from continuing operations	$(0.02)	$0.09	$(0.03)	$0.19
Loss from discontinued operations	(0.02)	—	(0.05)	(0.02)
Net income (loss) applicable to common stockholders	$(0.04)	$0.09	$(0.08)	$0.17

Diluted:
Income (loss) from continuing operations	$(0.02)	$0.08	$(0.03)	$0.19
Loss from discontinued operations	(0.02)	—	(0.05)	(0.02)
Net income (loss) applicable to common stockholders	$(0.04)	$0.08	$(0.08)	$0.17

Weighted average common shares outstanding:
Basic	24,607	24,178	24,498	24,054
Diluted	24,607	24,541	24,498	24,425

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  AND COMPREHENSIVE LOSS (UNAUDITED)

						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in
	Shares	Amount	Shares	Amount	Capital			Total
(In thousands)

Balance - December 31, 2007- As Restated	9	$458	24,268	$243	$143,778	$2,190	$85	$146,754

Comprehensive income (loss):
Net loss	—	—	—	—	—	(1,969)	—	(1,969)
Other comprehensive loss:
Amortization of actuarial net gain	—	—	—	—	—	—	(10)	(10)

Comprehensive loss	—	—	—	—	—	—	—	(1,979)

Dividend reinvestment and stock purchase plans	—	—	195	2	2,174	—	—	2,176

Proceeds from stock options exercised	—	—	82	1	611	—	—	612

Post-vest cancellations of non-qualified stock options	—	—	—	—	(79)	—	—	(79)

Share-based compensation	—	—	114	1	761	—	—	762

Debenture conversion	—	—	4	—	43	—	—	43

Cash dividends declared:
Preferred stock - $2.00 per share	—	—	—	—	—	(18)	—	(18)
Common stock - $0.18 per share	—	—	—	—	—	(4,420)	—	(4,420)

Balance - September 30, 2008	9	$458	24,663	$247	$147,288	$(4,217)	$75	$143,851

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

(In thousands)	2008	2007 As Restated

Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,969)	$4,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,177	406
Depreciation and amortization	11,254	8,818
Deferred income taxes	1,179	2,236
Provision for doubtful accounts	1,568	249
Share-based compensation expense	762	733
Impairment of goodwill and long-lived assets	210	—
Other, net	475	239
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(6,369)	(729)
Other current assets	774	(1,605)
Other assets	(3,646)	(199)
Accounts payable	(4,258)	(3,499)
Other current liabilities	(820)	4,260
Other liabilities	474	(1,533)
Other, net	(33)	293

Net cash provided by operating activities	778	13,838

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(25,883)	(25,419)
Acquisition of businesses, net of cash acquired	(23,330)	(6,547)
Proceeds from the sale of a business	170	—
Proceeds from sales of equipment	9	42

Net cash used in investing activities	(49,034)	(31,924)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	147,000	30,000
Repayments under lines of credit	(98,000)	(14,000)
Capital improvement reimbursements	2,153	3,046
Proceeds from share-based equity incentive plans and stock purchase plans	2,788	2,835
Contributions in aid of construction	374	360
Excess tax benefit from stock options exercised	—	414
Dividends paid	(4,438)	(4,186)
Payments on long-term debt	(1,574)	(1,609)
Repayment of advances for construction	(942)	(509)
Deferred financing costs	(537)	—

Net cash provided by financing activities	46,824	16,351

Cash flows from discontinued operations:
Operating activities	1,738	326
Investing activities	(3)	(466)
Financing activities	—	—
Net cash provided by (used in) discontinued operations	1,735	(140)

Net increase (decrease) in cash and cash equivalents	303	(1,875)

Cash and cash equivalents at beginning of year	2,950	4,294

Cash and cash equivalents at end of year	$3,253	$2,419

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.       Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements are unaudited. SouthWest Water Company (the “Company”) believes the interim financial statements are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2007 (As Restated) and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. All of these adjustments are normal recurring adjustments.

The December 31, 2007 condensed balance sheet data were derived from the audited financial statements (As Restated), but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K (filed with the SEC on July 9, 2009). The Company’s businesses are seasonal because they are affected by weather. As a result, operating results for interim periods are not necessarily predictive of the operating results for any other interim period or for the full year.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis, such as the Company’s reporting units measured at fair value in a goodwill impairment test and asset retirement obligations.

As it applies to its financial instruments, the Company implemented the new standard effective January 1, 2008.  The partial adoption of SFAS 157 for financial assets and liabilities did not have any impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently assessing the potential effect of SFAS 157 on all non-financial assets and liabilities.

On October 10, 2008, FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When a Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods of which financial statements had not been issued. The adoption of this standard did not have an impact on the Company’s results of operations, financial position or cash flows.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS No. 159

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) effective January 1, 2008. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests and goodwill acquired in a business combination. SFAS 141(R) also requires that transaction costs be expensed as incurred. SFAS 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141(R) is effective, on a prospective basis, for the Company’s fiscal year beginning January 1, 2009. Upon adoption, this standard will not have a material impact on the Company’s consolidated financial position and results of operations. However, if the Company consummates any business combinations after the adoption of SFAS 141(R), the transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under previous GAAP requirements, due to the changes described above.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interests in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. The Company is required to adopt the new standard for its fiscal year beginning January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS 133 by requiring enhanced disclosures about a Company’s derivative instruments and hedging activities, but does not change the scope of, or accounting under, SFAS 133.  SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. Adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

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

FSP FAS No. 132(R)-1

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS 157, FSP No. FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 will be effective for the Company at December 31, 2009. As FSP No. FAS 132(R)-1 provides only disclosure requirements,

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the adoption of this standard will not have an impact on the Company’s results of operations, financial position or cash flows.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the consolidated results of the Company.

Note 2.       Restatement of Condensed Consolidated Financial Statements.

The Company has restated its condensed consolidated balance sheet at December 31, 2007, its condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and its statement of cash flows for the nine-month period ended September 30, 2007, including the cumulative impact of corrected errors for periods prior to January 1, 2007.

Descriptions of the significant restatement adjustments recorded are as follows:

Application of SFAS 71

Management determined that three of the Company’s utilities previously applying SFAS 71 in the Texas Utilities segment and one utility in the Utilities segment do not meet the criteria for application of SFAS 71 because their cost structures have not allowed for full recovery of their cost of service. The Company will continue to report these entities as utilities within the Texas Utilities and Utilities operating segments, respectively. The error impacts capitalized inter-company profit margin, retired assets and certain costs associated with rate filings.

Management determined that the remaining utilities in the Texas Utilities segment meet the criteria for application of SFAS 71, however, management also determined that inter-company profit was not eliminated, in error, as it is not probable that the Company would recover this cost in future rates, as required by SFAS 71.

Management also determined that two of the Company’s Alabama wastewater utilities in the Utilities segment and a wholesale water and wastewater business within the Texas Utilities segment do not meet the criteria for application of SFAS 71 because the rates charged by these entities are not established, or subject to approval, by an independent third-party regulator. Accordingly, capitalized inter-company profit margin included in certain fixed assets has been written off.

Aggregate net charges to income (loss) from continuing operations before income taxes related to SFAS 71 issues, including the inappropriate capitalization of inter-company profit, of $0.5 million and $1.6 million were recorded for the three- and nine-month periods ended September 30, 2007, respectively.  Additionally, the carrying value of Property, Plant and Equipment has been reduced by $26.6 million and $0.7 million of regulatory assets were written off at December 31, 2007.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, management identified errors in the allocation of purchase prices and the accounting for these business combinations was revised to correct the allocation of purchase prices to acquired property plant and equipment, identifiable intangible assets, and goodwill.

Based on the corrected useful lives of acquired assets and the revised purchase price allocations, depreciation and amortization expense increased $0.1 million and $0.3 million during the three- and nine-month periods ended September 30, 2007, respectively. Additionally, based on the revision of the fair value allocation for certain transactions, operating expenses during the three- and nine-month periods ended September 30, 2007 decreased by $0.03 million and $0.1 million, respectively.  Net property, plant and equipment balances decreased by $15.8 million and goodwill and intangible asset balances increased by $9.9 million at December 31, 2007.

Goodwill Impairment, Valuation and Accounting Estimates

Prior to the restatement, the Company reported a $0.9 million goodwill impairment related to its O&M Services business at December 31, 2006 and a $17.2 million goodwill impairment related to its Texas Utilities business at December 31, 2007. The Company has determined the impairment of goodwill for O&M Services was in error as the testing was not performed at the appropriate business level, the reporting unit.  Additionally, the Company has determined it impaired the goodwill at the Texas Utilities in error. The Texas Utilities segment passed the annual goodwill impairment test on October 31, 2007. However, during the first quarter of 2008, the Company identified a potential triggering event and performed a goodwill impairment test as of December 31, 2007.  As a result of this test, the Company erroneously recorded a goodwill impairment as of December 31, 2007. The Company re-performed its annual impairment tests for all periods presented and the correction of the errors resulted in an increase to goodwill of $16.0 million at December 31, 2007.

As a part of its restatement and in conjunction with the related re-audit of 2007, the Company identified errors in the following valuation and accounting estimates:

•                   Stock-based compensation — Management identified errors in its accounting for stock-based compensation primarily related to the acceleration of vesting upon termination and in the valuation of options granted related to appropriate assumptions used in the Black-Scholes option pricing model. The correction of these errors resulted in a decrease of stock compensation expense for the three- and nine-month periods ended September 30, 2007 of $0.1 million and $0.6 million, respectively.

•                   Self-insurance reserves — The Company self-insures its risks for workers’ compensation, employee health benefits and vehicle liabilities and records an accrual for insurance liabilities which have been incurred but not yet reported (IBNR).  Management identified errors in its accrual calculation to value the related liability with the third-party insurance firms which process claims.

•                   Inoperative fixed assets — In June 2005 the Company purchased lease rights to extract ground water in Texas in order to develop a new water source.  Engineering studies and test well drilling were completed by July 2006; however, the Company continued to pursue obtaining all of the necessary easements to bring the well into commercial production.  During the fourth quarter of 2007 management determined that obtaining such permits was not probable and abandoned the project.  However, such capitalized costs were not expensed at that time.

•                   Unrecorded liabilities — Management identified certain liabilities for services and capital equipment that were not properly accrued at the end of reported financial periods.

In the aggregate, the adjustments described above resulted in increases of $0.3 million and $1.1 million to income from continuing operations before income taxes for the three- and nine-month periods ended September 30, 2007, respectively.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Aggregate net charges to income (loss) from continuing operations before income taxes related to these issues of $0.1 million and $0.2 million were recorded for the three- and nine-month periods ended September 30, 2007, respectively.

Other Adjustments

In the restatement the Company also adjusted for the impact of other errors that were identified in prior periods but were determined to be immaterial to that period’s financial statements and therefore corrected in the subsequent period. As part of the restatement of the consolidated financial statements, the Company reversed these related entries and reflected the correction of the error in the appropriate periods. These errors primarily relate to period end revenue and expense accruals, billing adjustments, the calculation of asset impairment charges and income taxes.

For both the three- and nine-month periods ended September 30, 2007 presented in the “Restatement Adjustments” columns in the tables below, total operating expenses increased by $0.4 million.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The nature of the restatement adjustments and the impact on the Company’s previously reported condensed consolidated statement of operations for the three-month period ended September 30, 2007 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Three Months Ended September 30, 2007	As Previously Reported	Reclass- ifications (1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated

Operating revenue	$57,358	$—	$(483)	$—	$178	$(33)	$533	$57,553

Expenses:
Operations and maintenance	52,075	(2,821)	255	(25)	(107)	90	117	49,584
Depreciation and amortization	—	2,821	(192)	98	6	(34)	239	2,938

Total expenses	52,075	—	63	73	(101)	56	356	52,522

Operating income	5,283	—	(546)	(73)	279	(89)	177	5,031

Interest expense	(2,182)	—	34	(19)	—	—	5	(2,162)
Interest income	291	—	—	—	—	—	(7)	284
Other income (expense)	(41)	—	—	—	—	—	—	(41)
Income from continuing operations before income taxes	3,351	—	(512)	(92)	279	(89)	175	3,112

Provision for income taxes (2)	1,276	—	—	—	—	—	(221)	1,055

Income from continuing operations	2,075	—	(512)	(92)	279	(89)	396	2,057

Loss from discontinued operations, net of tax (3)	—	—	(89)	—	—	—	20	(69)

Net income	2,075	—	(601)	(92)	279	(89)	416	1,988
Preferred stock dividends	(6)	—	—	—	—	—	—	(6)

Net income applicable to common Stockholders	$2,069	$—	$(601)	$(92)	$279	$(89)	$416	$1,982

Earning per common share:
Basic:
Income from continuing operations	$0.09							$0.09
Loss from discontinued operations	—							—
Net income applicable to common stockholders	$0.09							$0.09

Diluted:
Income from continuing operations	$0.08							$0.08
Loss from discontinued operations	—							—
Net income applicable to common stockholders	$0.08							$0.08

(1)    Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)    The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.

(3)    See Note 4, “Assets Held for Sale and Dispositions.”

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The nature of the restatement adjustments and the impact on the Company’s previously reported condensed consolidated statement of operations for the nine-month period ended September 30, 2007 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Nine Months Ended September 30, 2007	As Previously Reported	Reclass- ifications (1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated

Operating revenue	$160,407	$—	$(1,904)	$—	$453	$141	$511	$159,608

Expenses:
Operations and maintenance	146,634	(8,568)	530	(75)	(651)	488	(348)	138,010
Depreciation and amortization	—	8,568	(666)	303	19	(124)	718	8,818

Total expenses	146,634	—	(136)	228	(632)	364	370	146,828

Operating income	13,773	—	(1,768)	(228)	1,085	(223)	141	12,780

Interest expense	(6,376)	—	163	(56)	—	—	22	(6,247)
Interest income	507	—	—	—	—	—	(17)	490
Other expense	(102)	—	—	—	—	—	—	(102)
Income from continuing operations before income taxes	7,802	—	(1,605)	(284)	1,085	(223)	146	6,921

Provision for income taxes (2)	2,890	—	—	—	—	—	(544)	2,346

Income from continuing operations	4,912	—	(1,605)	(284)	1,085	(223)	690	4,575

Loss from discontinued operations, net of tax (3)	—	—	(263)	—	—	—	(143)	(406)

Net income	4,912	—	(1,868)	(284)	1,085	(223)	547	4,169
Preferred stock dividends	(18)	—	—	—	—	—	—	(18)

Net income applicable to common Stockholders	$4,894	$—	$(1,868)	$(284)	$1,085	$(223)	$547	$4,151

Earning per common share:
Basic:
Income from continuing operations	$0.20							$0.19
Loss from discontinued operations	—							(0.02)
Net income applicable to common stockholders	$0.20							$0.17

Diluted:
Income from continuing operations	$0.20							$0.19
Loss from discontinued operations	—							(0.02)
Net income applicable to common stockholders	$0.20							$0.17

(1)    Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)    The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.

(3)    See Note 4, “Assets Held for Sale and Dispositions.”

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2007. In addition to the income statement adjustments described above, certain balance sheet classification adjustments were also identified. These include (i) correcting for the proper accounting related to the purchase accounting explained above, (ii) adjusting various balance sheet items related to the revenue recognition and (iii) adjustments to properly record balance sheet items for the regulatory accounting issues. These balance sheet corrections in classifications are included in the adjustments columns below (in thousands):

		Restatement Adjustment
As of December 31, 2007	As Previously Reported	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated	Assets Held for Sale (1)	As Restated and Adjusted for Assets Held for Sale

ASSETS

Current Assets:
Cash and cash equivalents	$2,950	$—	$—	$—	$—	$—	$2,950	$—	$2,950
Accounts receivable, net	26,005	—	—	60	599	1,690	28,354	80	28,434
Assets held for sale	16,013	—	—	—	—	—	16,013	(16,013)	—
Prepaid expenses and other current assets	16,617	—	(186)	2,535	(1,041)	(121)	17,804	167	17,971
Total current assets	61,585	—	(186)	2,595	(442)	1,569	65,121	(15,766)	49,355

Property, Plant and Equipment, Net	417,903	(26,599)	(15,774)	(64)	(1,638)	(247)	373,581	14,834	388,415

Other Assets:	—
Goodwill	17,349	—	9,891	16,027	—	8	43,275	—	43,275
Intangible assets	2,539	—	35	—	(276)	—	2,298	(1)	2,297
Other assets	17,033	(706)	218	1,951	(72)	1,425	19,849	933	20,782
Total assets	$516,409	$(27,305)	$(5,816)	$20,509	$(2,428)	$2,755	$504,124	$—	$504,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,930	$—	$—	$804	$—	$204	$15,938	$31	$15,969
Liabilities related to assets held for sale	4,297	—	—	—	—	—	4,297	(4,297)	—
Current portion of long-term debt	1,937	—	—	—	—	299	2,236	—	2,236
Other current liabilities	25,020	—	4	2,554	65	(1,007)	26,636	(1)	26,635
Total current liabilities	46,184	—	4	3,358	65	(504)	49,107	(4,267)	44,840

Other Liabilities and Deferred Credits:
Long-term debt	145,353	—	—	—	—	331	145,684	—	145,684
Deferred income taxes	28,102	—	(535)	(949)	—	(5,673)	20,945	—	20,945
Advances for construction	9,210	—	—	—	—	—	9,210	—	9,210
Contributions in aid of construction	115,442	(2,549)	(1,248)	—	—	(2,348)	109,297	—	109,297
Other liabilities and deferred credits	12,924	1,391	912	3,326	—	4,574	23,127	4,267	27,394

Stockholders’ Equity:
Preferred stock	458	—	—	—	—	—	458	—	458
Common stock	243	—	—	—	—	—	243	—	243
Additional paid-in capital	145,072	—	(2,108)	1,200	—	(386)	143,778	—	143,778
Retained earnings	13,336	(26,147)	(2,841)	13,574	(2,493)	6,761	2,190	—	2,190
Accumulated other comprehensive income	85	—	—	—	—	—	85	—	85
Total stockholders’ equity	159,194	(26,147)	(4,949)	14,774	(2,493)	6,375	146,754	—	146,754
Total liabilities and stockholders’ equity	$516,409	$(27,305)	$(5,816)	$20,509	$(2,428)	$2,755	$504,124	$—	$504,124

(1)    See Note 4, “Assets Held for Sale and Dispositions.”

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the impact of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows for the nine months ended September 30, 2007 (in thousands):

	Nine months ended September 30, 2007
	As Previously Reported	Restatement Adjustment	As Restated

Cash flows from operating activities of continuing operations:
Net income	$4,912	$(743)	$4,169
Adjustments to reconcile net income to net cash provided by operating activities:

Loss from discontinued operations, net of tax	—	406	406
Depreciation and amortization	9,187	(369)	8,818
Deferred income taxes	2,890	(654)	2,236
Provision for doubtful accounts	—	249	249
Share-based compensation expense	1,311	(578)	733
Other, net	—	239	239
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	261	(990)	(729)
Other current assets	3,618	(5,223)	(1,605)
Other assets	(1,329)	1,130	(199)
Accounts payable	(3,073)	(426)	(3,499)
Other current liabilities	648	3,612	4,260
Other liabilities	(419)	(1,114)	(1,533)
Other, net	(11)	304	293
Net cash provided by operating activities	17,995	(4,157)	13,838

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(29,953)	4,534	(25,419)

Acquisition of businesses, net of cash acquired	(6,547)	—	(6,547)
Proceeds from sales of land and equipment	42	—	42
Net cash used in investing activities	(36,458)	4,534	(31,924)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	16,000	14,000	30,000
Repayments under lines of credit	—	(14,000)	(14,000)
Capital improvement reimbursements	3,046	—	3,046

Proceeds from share-based equity incentive plans and stock purchase plans	2,835	—	2,835
Contributions in aid of construction	360	—	360
Excess tax benefit from stock options exercised	414	—	414
Dividends paid	(4,186)	—	(4,186)
Payments on long-term debt	(1,372)	(237)	(1,609)
Repayment of advances for construction	(509)	—	(509)
Net cash provided by financing activities	16,588	(237)	16,351

Cash flows from discontinued operations:
Operating activities	—	326	326
Investing activities	—	(466)	(466)
Financing activities	—	—	—
Net cash used in discontinued operations	—	(140)	(140)

Net decrease in cash and cash equivalents	(1,875)	—	(1,875)
Cash and cash equivalents at beginning of the period	4,294	—	4,294
Cash and cash equivalents at end of the period	$2,419	$—	$2,419

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.       Acquisition

On January 31, 2008, the Company acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The purchase price was $23.4 million in cash which the Company borrowed under its revolving line of credit. The acquisition was accounted for as a purchase and the assets acquired have been recorded at their estimated fair values, consisting of $20.7 million of utility plant and $2.5 million of land.

The consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are presented in the table below for the three-month period ended September 30, 2007 and nine-month periods ended September 30, 2008 and 2007 as if the acquisition had occurred as of the beginning of each period presented.

	Unaudited Pro Forma for the
	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2007	2008	2007

Total revenues	$58,866	$169,308	$163,496
Income (loss) from continuing operations	2,198	(741)	4,996
Net income (loss)	2,129	(1,918)	4,590
Net income (loss) applicable to common stockholders	2,123	(1,936)	4,572

Earnings (loss) per common share:
From continuing operations:
Basic	$0.09	$(0.03)	$0.21
Diluted	0.09	(0.03)	0.20
Applicable to common stockholders:
Basic	0.09	(0.08)	0.19
Diluted	0.09	(0.08)	0.19

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

Note 4.       Assets Held for Sale and Dispositions

During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. As a result, the results of operations and cash flows for these operations are reflected as discontinued operations for all periods presented. In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million.  The wastewater treatment plant sold represents a portion of these assets and liabilities. The Company is uncertain whether it can consummate the sale of the remaining business during 2009, accordingly, the business activity of the water component will be reflected in consolidated continuing operations in 2009.  Net assets held for sale consisted of related property, plant and equipment aggregating $9.8 million and $10.6 million and deferred revenue liabilities of $4.4 million and $4.2 million at September 30, 2008 and December 31, 2007, respectively. The following tables summarize the results of operations of these discontinued operations included in the consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

Revenues	$216	$184	$498	$469

Expenses:
Operating expenses	1,065	278	1,419	1,000
Impairment of long-lived assets	—	—	960	—
Total expenses	1,065	278	2,379	1,000

Operating loss	(849)	(94)	(1,881)	(531)

Other income (expense):
Interest expense	—	2	—	—
Interest income	(6)	(6)	(17)	—

Pretax loss	(843)	(90)	(1,864)	(531)
Income tax benefit	(311)	(21)	(687)	(125)

Loss from discontinued operations, net of tax	$(532)	$(69)	$(1,177)	$(406)

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

The Company entered into an agreement to sell the assets of its Southwest Environmental Laboratories, Inc. subsidiary included in the Texas MUD segment for $0.5 million in cash paid at close and a contingent consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale up to an additional $0.75 million of consideration.  The sale closed on April 1, 2009.  Assets held for sale consisted of related property, plant and equipment aggregating $0.5 million, intangible assets of $0.1 million and goodwill of $1.0 million at September 30, 2008.  The Southwest Environmental Laboratories, Inc. subsidiary was not considered a discontinued operation in the accompanying consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.       Long-Term Debt

Long-term debt consists of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(In thousands)	2008	2007

Revolving credit facility	$100,000	$51,000

6.85% convertible subordinated debentures due 2021	12,002	12,053

$30 million capital lease facility and other capital leases	4,599	5,308

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	10,459	11,037
5.77% fixed rate term loan due 2022	719	759
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
ECO Resources, Inc.:
5.5% series 1998A due 2008	115	115
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	78	80
Total long-term debt payment obligations	194,782	147,162
Unamortized Monarch term loan fair value adjustments	665	758
Total long-term debt	195,447	147,920
Less current portion of long-term debt	(2,226)	(2,236)
Long-term debt, less current portion	$193,221	$145,684

On February 15, 2008, the Company replaced its existing revolving line of credit by entering into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California (the “Bank Group”). The credit agreement provided for a $150.0 million revolving credit facility. Proceeds from the initial borrowing under the credit agreement were used to repay borrowings under the Company’s prior $100.0 million revolving line of credit.

The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants. The Company was not in compliance with certain restrictive covenants due to the failure to timely deliver its September 30, 2008 and March 31, 2009 Quarterly Reports on Form 10-Q and its 2008 Annual Report on Form 10-K.  In addition, the Company was in violation of one of its financial covenants, specifically the debt to capitalization ratio, at December 31, 2008 and at March 31, 2009.   However, the Company received five amendments to the credit agreement from the Bank Group dated November 19, 2008, May 28, 2009, June 17, 2009, July 8, 2009 and July 31, 2009 which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regards to the debt to capitalization ratio.

The May 28, 2009 amendment to the agreement reduced the total available amounts to borrow under the line from $150 million to $110 million.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or under the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. The applicable margins under the credit agreement were 1.00% over the LIBOR rate or 0.25% under the prime rate. The weighted-average annual interest rates on all credit facility borrowings outstanding were 3.86% as of September 30, 2008 and 5.74% as of December 31, 2007.

The Company had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under its revolving credit facility as of September 30, 2008, reducing available borrowings under the credit facility to $48.0 million as of that date.

Note 6.       Commitments and Contingencies

Legal Proceedings

New Mexico Utilities, Inc.

New Mexico Utilities, Inc. (“NMUI”), one of the Company’s wholly-owned regulated utilities, had an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the “ABCWUA”), whereby the ABCWUA treated the effluent from NMUI’s wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits. Return flow credits supplemented NMUI’s existing water rights, enabling it to pump additional water from the basin.

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

The New Mexico Public Regulation Commission (the “NMPRC”) ruled that NMUI may commence billing its customers for a portion of the sewer fee increase and hold the collected amounts in escrow (“Rate Rider Escrow”), pending a final court decision.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the fourth quarter of 2008, the Company attempted to settle the sewer rate and return flow credit issues with an $8.0 million cash offer. The settlement offer was not accepted by ABCWUA.

On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the “Agreement”) to resolve all outstanding claims, demands and existing lawsuits between them. The Agreement closed on May 8, 2009 (the “Closing”).  Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of condemnation. In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of: (i) $60.0 million; (ii) an amount equal to the NMUI accounts receivable at the date of Closing; and (iii) an amount equal to the unbilled services at the date of Closing.

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

Net cash proceeds from settlement were $54.3 million. Substantially all of the utility plant assets of NMUI were pledged as collateral of $12.0 million in first mortgage bonds with an original maturity of 2024.  The Company repaid in full the outstanding borrowings under the related bonds, and used the remaining cash proceeds of $42.3 million to pay any unassumed liabilities of NMUI and pay down the Company’s revolving credit facility.

Investigations

On May 18, 2005, the Environmental Protection Agency (“EPA”) executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. The Company has cooperated fully with the EPA’s investigation and has provided the records requested. The Company remains in close cooperation and coordination with EPA’s counsel in an attempt to resolve the matter favorably. In April 2009, the Company submitted to the EPA its formal request that the EPA not pursue criminal sanctions against the Company.  No amounts have been accrued related to the proposed settlement or any potential fines, penalties or other liabilities.

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

Class Action Litigation

Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases:  On November 26, 2008, an alleged purchaser of the Company’s stock filed an alleged securities class action lawsuit in the United States District Court for the Central District of California.  The complaint generally

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

alleges that from May 10, 2005 through November 9, 2008, the Company made false statements or omitted to state facts necessary to make the Company’s disclosures not misleading.  Five additional and substantially similar cases were filed in the same court.  On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs.  On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel.  Pursuant to stipulation, the lead plaintiff has up to and including the later of 60 days after the appointment of lead plaintiff or the filing of the restated financial statements to file a consolidated complaint.  The Company will have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases):  On January 2, 2009, an alleged shareholder of the Company filed a shareholder derivative case on behalf of the Company, alleging breach of fiduciary duty arising from the Company’s announcement of its intent to restate its financial statements against certain of its present and former members of the Company’s Board of Directors.  Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009.  On April 30, 2009, the parties submitted a stipulation for court approval that would consolidate the cases, appoint a lead plaintiffs’ counsel, give plaintiffs 60 days from the order consolidating the cases to file a consolidated complaint and give the Company and the other defendants 60 days to respond to the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

Other Matters

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. The Company believes that the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  Any related legal costs are expensed when incurred.

Note 7.       Earnings Per Share

The following table is a reconciliation of the numerators (income/(loss)) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(444)	$2,057	$(792)	$4,575
Less preferred stock dividends	(6)	(6)	(18)	(18)
Income (loss) from continuing operations applicable to common stockholders	(450)	2,051	(810)	4,557
Loss from discontinued operations	(532)	(69)	(1,177)	(406)
Net income (loss) applicable to common stockholders	$(982)	$1,982	$(1,987)	$4,151

Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,607	24,178	24,498	24,054
Plus shares issued on assumed exercise of stock options and warrants	—	363	—	371
Diluted weighted average common shares outstanding	24,607	24,541	24,498	24,425

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has $12.0 million of 6.85% fixed-rate convertible subordinate debentures outstanding as of September 30, 2008. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares as of September 30, 2008. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 8.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Nine Months Ended September 30,
(In thousands)	2008	2007

Cash paid during the period for:
Interest	$6,261	$5,853
Income taxes paid (refunded), net	1,764	(666)

Components of cash paid for acquisitions:
Fair value of assets acquired	$23,330	$9,057
Liabilities assumed	—	(2,510)
Cash paid for acquisitions	$23,330	$6,547

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$5,953	$5,875
Debentures converted into common stock	43	550

Note 9.       Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company during 2007 were 5% for the DRIP and 0% for the DSPP as of September 30, 2008. As of September 30, 2008, there are 3.7 million shares authorized for issuance under the plan of which 0.7 million shares remain available for issuance.  However, in November 2008, the Company determined that participation in these plans should be suspended due to the Company’s ineligibility to use its Registration Statement on Form S-3 until 12 months after the Company is current in all SEC filings.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	15	16	45	48
Amortization of actuarial (gains) losses	(5)	(19)	(15)	(57)
Amortization of prior service costs	—	22	—	66
Net periodic benefit costs	$10	$19	$30	$57

Note 11.     Segment Information

The Company’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through its operating subsidiaries, the Company owns 132 systems and operates hundreds more under contract to cities, utility districts and private companies. The Company was incorporated in California in 1954 and reincorporated in Delaware in 1988. The Company maintains its corporate offices in Los Angeles, California.

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

As a result of this reorganization, the Company now has four reporting segments. The Company separates its segments first by whether it owns the utility or provides contract services to others. Its owned water and wastewater utilities are referred to as its Utilities operations (“Utilities”). In its financial statements the Company reports its Texas Utilities operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through rates it charges. The Company’s contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

The following tables present information about the operations of each segment for the three- and nine-month periods ended September 30, 2008 and 2007.  The 2007 amounts have been adjusted to reflect the change in segments discussed above and to correct the errors discussed in Note 2.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Utilities	Texas Utilities	O&M Services	MUD Services	Corp. (1)	Consol- idated

Three Months Ended September 30, 2008
Operating revenue	$21,068	$9,876	$10,472	$18,944	$—	$60,360

Expenses:
Operating expenses	13,295	6,063	11,249	20,697	4,043	55,347
Depreciation and Amortization	2,101	1,071	(131)	267	391	3,699
Impairment of goodwill	—	—	—	—	—	—

Total expenses	15,396	7,134	11,118	20,964	4,434	59,046
Operating income (loss)	5,672	2,742	(646)	(2,020)	(4,434)	1,314

Interest expense	(731)	(398)	(1)	(33)	(1,177)	(2,340)
Interest income	4	—	3	326	10	343
Other income (expense)	115	(1,253)	(177)	280	1,035	—

Income (loss) from continuing operations before income taxes	$5,060	$1,091	$(821)	$(1,447)	$(4,566)	$(683)

Three Months Ended September 30, 2007 (As Restated)
Operating revenue	$19,625	$6,795	$10,734	$20,399	$—	$57,553

Expenses:
Operating expenses	10,385	5,768	10,779	19,163	3,489	49,584
Depreciation and Amortization	1,522	820	140	341	115	2,938
Impairment of goodwill	—	—	—	—	—	—

Total expenses	11,907	6,588	10,919	19,504	3,604	52,522

Operating income (loss)	7,718	207	(185)	895	(3,604)	5,031
Interest expense	(752)	(250)	(4)	(62)	(1,094)	(2,162)
Interest income	—	3	208	57	16	284
Other income (expense)	165	(917)	(143)	134	720	(41)

Income (loss) from continuing operations before income taxes	$7,131	$(957)	$(124)	$1,024	$(3,962)	$3,112

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Utilities	Texas Utilities	O&M Services	MUD Services	Corp. (1)	Consol- idated

Nine Months Ended September 30, 2008
Operating revenue	$54,685	$26,456	$30,559	$55,201	$—	$166,901

Expenses:
Operating expenses	31,760	16,810	31,708	56,614	13,273	150,165
Depreciation and Amortization	6,067	3,038	(10)	884	1,275	11,254
Impairment of goodwill and other long-lived assets	—	—	—	210	—	210

Total expenses	37,827	19,848	31,698	57,708	14,548	161,629

Operating income (loss)	16,858	6,608	(1,139)	(2,507)	(14,548)	5,272
Interest expense	(2,217)	(1,061)	(2)	(103)	(3,549)	(6,932)
Interest income	28	—	16	375	17	436
Other income (expense)	378	(3,006)	(336)	434	2,534	4

Income (loss) from continuing operations before income taxes	$15,047	$2,541	$(1,461)	$(1,801)	$(15,546)	$(1,220)

Nine Months Ended September 30, 2007 (As Restated)
Operating revenue	$51,623	$18,918	$29,949	$59,118	$—	$159,608

Expenses:
Operating expenses	26,797	14,827	30,559	55,801	10,026	138,010
Depreciation and Amortization	4,442	2,586	421	1,051	318	8,818
Impairment of goodwill and other long-lived assets	—	—	—	—	—	—

Total expenses	31,239	17,413	30,980	56,852	10,344	146,828

Operating income (loss)	20,384	1,505	(1,031)	2,266	(10,344)	12,780
Interest expense	(2,257)	(622)	(24)	(176)	(3,168)	(6,247)
Interest income	1	12	250	181	46	490
Other income (expense)	499	(2,449)	(485)	(12)	2,345	(102)

Income (loss) from continuing operations before income taxes	$18,627	$(1,554)	$(1,290)	$2,259	$(11,121)	$6,921

(1)   Reflects corporate headquarters general and administrative expenses and interest expense, net of interest income charged on intercompany debt. Corporate and other assets reflect corporate headquarters assets, excluding investments in and receivables from subsidiaries.

Note 12.     Subsequent Events

Cornerstone Project

In October of 2008 the Company postponed elements of its Cornerstone internal-use software development project.  Based on the postponement it was determined that it was not probable that the implementation of certain software modules would be completed.  As a result, impairment charges aggregating $1.3 million were recorded in the fourth quarter of 2008 against the costs capitalized in construction work-in-progress.   In May 2009, the Company, based on additional current information, determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed and recorded an additional charge of $9.0 million during the quarter ended June 30, 2009.

Goodwill

The Company tests goodwill annually each year for impairment at the reporting unit level, or when events or circumstances indicate the carrying values may not be recoverable.

During annual impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline in the Company’s stock price. These combined factors led to a lower estimated fair market value for all of the Company’s segments.

Based on updated projections and the impacts of the market conditions, the Company impaired the entire $25.0 million of goodwill associated with the Company’s Texas Utilities and another $0.5 million of goodwill associated with the Company’s Alabama utilities in the fourth quarter of 2008.

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

SouthWest Water Company and its subsidiaries’ (“SouthWest Water” or the “Company”) condensed consolidated financial statements at December 31, 2007 and for the three- and nine-month periods ended September 30, 2007 and related financial information have been restated to correct for certain accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Condensed Consolidated Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate. Throughout this Quarterly Report, the term “as previously reported” will be used to refer to balances from the 2007 consolidated financial statements as reported prior to restatement for the errors.

The corrections to the reports for the affected prior periods are contained in this report on Form 10-Q and we are not filing separate corrections to those reports.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of SouthWest Water Company. This MD&A also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should,” “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events, or otherwise.

The MD&A is intended to help the reader understand the results of operations, financial condition and cash flows of SouthWest Water Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements included in this report.

OVERVIEW

SouthWest Water’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through our operating subsidiaries, we own 132 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

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

As a result of this reorganization, we now have four reporting segments.  We separate our segments first by whether we own the utility or we provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations (“Utilities”). In our financial statements we report our Texas Utilities operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is principally because the Texas Utilities predominantly under-recovered their current cost of service, which includes a reasonable return on equity, as we have made large investments in these operations since acquisition that are not yet being recovered through the rates we charge. Our contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

Utilities consist of our owned water and wastewater utilities located in California, Alabama, Mississippi and our recently sold New Mexico utility (see Part II Item 1, “Legal Proceedings” for detailed information on the New Mexico utility sale). Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 92% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies; except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year (backward looking). Our Utilities operations are characterized by ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as routine growth from rate increases and new connections.

Texas Utilities consists of 120 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers’ water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch Utilities.  The Monarch systems, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant amounts of capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, we have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable return on equity, we expect to aggregate this segment with our Utilities segment.

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

Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts (“MUD”). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore, these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, billing, and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 days prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients. No one district represents more than 4% of the overall revenue of this segment.

Acquisitions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Our most recent significant acquisitions, which affect the comparability of the historical financial condition and results of operations described in the MD&A, are:

Utilities:

•                  a Birmingham, Alabama-based wastewater collection and treatment system that serves approximately 4,000 residential and commercial connections, in a service area directly adjacent to our existing Shelby County collection and treatment system, acquired in January 2008 (“Riverview”);

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

Texas Utilities:

•                  two San Antonio, Texas-based water utilities serving approximately 2,600 connections acquired in May 2007.

Assets Held for Sale and Dispositions

During 2007, we committed to a plan to sell our wholesale water and wastewater operations in Texas.  In December 2008, we completed the sale of our wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million.  The wastewater treatment plant sold represents a portion of the combined water and wastewater operations’ assets and liabilities. We are uncertain whether we can consummate the sale of the remaining business during 2009, accordingly, the business activity of the water component will be reflected in consolidated continuing operations in 2009.

We entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary in 2009 for cash consideration of $0.5 million paid at close and up to an additional $0.75 million of consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale.  The sale closed on April 1, 2009.

In January 2009 we reached a settlement in eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”). On May 8, 2009 we received $54.3 million in cash at closing ($60.0 million settlement and $1.3 million escrow release, less $7.0 million retained by the condemning entity in settlement of sewer treatment fees).  We used $12.0 million of the net proceeds to pay down NMUI bonds and the remaining cash proceeds of $42.3 million was used to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility.

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

Three months ended September 30, 2008 Compared to 2007

Revenue. Revenue increased $2.8 million, or 5.0%, to $60.4 million for the quarter ended September 30, 2008 from $57.6 million for the same period during the prior year. By segment, revenue changed as follows:

	Three Months Ended			Percent of Revenue
	September 30,
(In thousands, except percentages)	2008	2007 As Restated	Increase (Decrease)	2008	2007

Utilities	$21,068	$19,625	$1,443	34.9%	34.1%
Texas Utilities	9,876	$6,795	3,081	16.4%	11.8%
O&M Services	10,472	$10,734	(262)	17.3%	18.7%
Texas MUD Services	18,944	20,399	(1,455)	31.4%	35.4%
Total	$60,360	$57,553	$2,807	100.0%	100.0%

Utilities. Revenue increased $1.4 million, or 7.4%, to $21.1 million for the quarter ended September 30, 2008, from $19.6 million for the same period during the prior year. The increase was primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008 and rate increases in California and Alabama. These increases were partially offset by reduced consumption at our California utility related to customers’ conservation efforts.

Texas Utilities. Revenue increased $3.1 million, or 45.3%, to $9.9 million for the quarter ended September 30, 2008, from $6.8 million for the same period during the prior year. The increase was primarily due to the interim rate increase from the implementation of our Monarch filed rates in October 2007 and the implementation of new rates at 3 smaller utilities, along with increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather.

O&M Services. Revenue decreased $0.3 million, or 2.4%, to $10.5 million for the quarter ended September 30, 2008, from $10.7 million for the same period during the prior year. The decrease was primarily due to the decision to stop pursuing at-risk electrical contract projects and a few lost contracts, partially offset by increased project work and price increases in California and the southeast.

Texas MUD Services. Revenue decreased $1.5 million, or 7.1%, to $18.9 million for the quarter ended September 30, 2008, from $20.4 million for the same period during the prior year. The decrease was primarily due to lost contracts and from less taps and inspection fees for new housing starts as well as the elimination of non-core operations including specialty pipe rehabilitation work in the Houston area and bookkeeping services, partially offset by contract pricing increases and increases in service order work.

Total Operating Expenses. Total operating expenses increased $6.5 million, or 37.5%, to $59.0 million for the quarter ended September 30, 2008 from $52.5 million for the same period during the prior year as follows:

	Three Months Ended			Percent of Revenue (1)
	September 30,
(In thousands, except percentages)	2008	2007 As Restated	Increase (Decrease)	2008	2007

Utilities	$15,396	$11,907	$3,489	73.1%	60.7%
Texas Utilities	7,134	6,588	546	72.2%	97.0%
O&M Services	11,118	10,919	199	106.2%	101.7%
Texas MUD Services	20,964	19,504	1,460	110.7%	95.6%
Corporate	4,434	3,604	830	—	—
Total	$59,046	$52,522	$6,524	97.8%	91.3%

(1)             Segment total operating expenses are computed as a percent of their respective revenue. Total direct operating expenses are computed as a percentage of total Revenue.

Utilities. Total operating expenses increased $3.5 million, or 29.3%, to $15.4 million for the quarter ended September 30, 2008, from $11.9 million for the same period during the prior year. The increase was primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008; staffing additions, salary increases, higher average unit costs of delivered water and depreciation expenses at our California utility; increased wastewater treatment costs due to higher fees charged by our provider and higher water production costs and higher legal costs at our New Mexico utility; and increases due to general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.  These increases were partially offset by lower costs of production as a result of reduced consumption in California.

Texas Utilities. Total operating expenses increased $0.6 million, or 8.3%, to $7.1 million for the quarter ended September 30, 2008, from $6.6 million for the same period during the prior year. The increase was due to increased costs associated with increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather, increased purchased water and increases due to general and administrative costs, primarily due to increased costs associated with our strategy to consolidate support functions to achieve future efficiencies and increased depreciation costs.

O&M Services. Total operating expenses increased $0.2 million, or 1.8%, to $11.1 million for the quarter ended September 30, 2008, from $10.9 million for the same period during the prior year. The increase was primarily due to new and expanded scope on revenue contracts and increases due to general and administrative costs related to our strategy to consolidate support functions.  These increases were partially offset by the lower costs associated with lost contracts, reduced project work and reduced costs from the decision to stop pursuing at-risk electrical contract projects.

Texas MUD Services. Total operating expenses increased $1.5 million, or 7.5%, to $21.0 million for the quarter ended September 30, 2008, from $19.5 million for the same period during the prior year. The increase was primarily due to change in mix of work performed from new housing starts to service and maintenance work orders, and an increase in general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions, offset by savings from the elimination of specialty pipe rehabilitation work.

Corporate. Total operating expenses increased $0.8 million to $4.4 million for the quarter ended September 30, 2008 compared to $3.6 million for the same period during the prior year primarily related to a $0.6 million increase related to our Cornerstone internal-use software development project and a $0.2 million increase related to other temporary increases for business process reengineering projects.

Other Income (Expense). Aggregate other expenses, net increased $0.1 million, or 4.1%, to $2.0 million for the quarter ended September 30, 2008, compared to $1.9 million for the same period during the prior year as follows:

		2007	(Increase)
(In thousands)	2008	As Restated	Decrease

Interest expense	$(2,340)	$(2,162)	$(178)
Interest income	343	284	59
Other, net	—	(41)	41
Total	$(1,997)	$(1,919)	$(78)

Interest Expense. Interest expense increased by $0.2 million, or 8.2%, to $2.3 million for the quarter ended September 30, 2008 from $2.2 million in the same period during the prior year. The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit and offset by the decline in interest rates. The average balance of interest bearing debt outstanding increased to $101.2 million during the quarter ended September 30, 2008 compared to $48.7 million for the prior year.  The increases related to the increased average borrowing base and were partially offset by the decrease in the weighted average annual interest rate on total borrowings to approximately 5.12% for the quarter ended September 30, 2008 from 6.0% for the same period in the prior year.

Interest Income. Interest income remained comparable at $0.3 million for both quarters ended September 30, 2008 and 2007.

Provision for Income Taxes.  Our effective consolidated income tax rate on continuing operations was a benefit of (35.0)% for the quarter ended September 30, 2008 compared to an expense of 33.9% for 2007. The change is principally caused by the interaction between the newly enacted Texas franchise tax, which does not change proportionally with changes in pre-tax income or loss, and federal and state income taxes that do change proportionally with pre-tax income or losses.

Loss from Discontinued Operations. Loss from discontinued operations, net of tax, which pertains to our wholesale water and wastewater business we elected to sell, was $0.5 million for the quarter ended September 30, 2008 and $0.1 million for the same period in 2007.

Nine months ended September 30, 2008 Compared to 2007

Revenue. Revenue increased $7.3 million, or 4.6%, to $166.9 million for the nine-month period ended September 30, 2008 from $159.6 million for the same period during the prior year. By segment, revenue changed as follows:

	Nine Months Ended			Percent of Revenue
	September 30,
(In thousands, except percentages)	2008	2007 As Restated	Increase (Decrease)	2008	2007

Utilities	$54,685	$51,623	$3,062	32.8%	32.3%
Texas Utilities	26,456	$18,918	7,538	15.9%	11.9%
O&M Services	30,559	$29,949	610	18.3%	18.8%
Texas MUD Services	55,201	59,118	(3,917)	33.1%	37.0%
Total	$166,901	$159,608	$7,293	100.0%	100.0%

Utilities. Revenue increased $3.1 million, or 5.9%, to $54.7 million for the nine-month period ended September 30, 2008, from $51.6 million for the same period during the prior year. The increase was primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008 and rate increases in California and Alabama. These increases were partially offset by reduced consumption at our California utility related to customers’ conservation efforts as well as weather patterns that were cooler with more precipitation in spring of 2008 compared to spring of 2007.

Texas Utilities. Revenue increased $7.5 million, or 39.8%, to $26.5 million for the nine-month period ended September 30, 2008, from $18.9 million for the same period during the prior year. The increase was primarily due to a full year of operations from two San Antonio-based utilities acquired in May 2007 and rate increases due to the implementation of our Monarch filed rates in October 2007 and new rates at 3 smaller utilities with the remainder due to increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather.

O&M Services. Revenue increased $0.6 million, or 2.0%, to $30.6 million for the nine-month period ended September 30, 2008, from $29.9 million for the same period during the prior year. The increase was primarily due to increased project work and price increases in California and the southeast, partially offset by lost contracts and the decision to stop pursuing at-risk electrical contract projects in Colorado.

Texas MUD Services. Revenue decreased $3.9 million, or 6.6%, to $55.2 million for the nine-month period ended September 30, 2008, from $59.1 million for the same period during the prior year. The decrease was primarily due to lost contracts and from less taps and inspection fees for new housing starts as well as the elimination of non-core operations including specialty pipe rehabilitation work in the Houston area and bookkeeping services, partially offset by contract pricing increases and increases in service order work.

Total Operating Expenses. Total operating expenses increased $14.8 million, or 10.1%, to $161.6 million for the nine-month period ended September 30, 2008 from $146.8 million for the same period during the prior year as follows:

	Nine Months Ended			Percent of Revenue (1)
	September 30,
(In thousands, except percentages)	2008	2007 As Restated	Increase (Decrease)	2008	2007

Utilities	$37,827	$31,239	$6,588	69.2%	60.5%
Texas Utilities	19,848	17,413	2,435	75.0%	92.0%
O&M Services	31,698	30,980	718	103.7%	103.4%
Texas MUD Services	57,708	56,852	856	104.5%	96.2%
Corporate	14,548	10,344	4,204	—	—
Total	$161,629	$146,828	$14,801	96.8%	92.0%

(1)             Segment total operating expenses are computed as a percent of their respective revenue. Total direct operating expenses are computed as a percentage of total Revenue.

Utilities. Total operating expenses increased $6.6 million, or 21.1%, to $37.8 million for the nine-month period ended September 30, 2008, from $31.2 million for the same period during the prior year. The increase was primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008; staffing additions, salary increases, higher average unit costs of delivered water and depreciation expenses at our California utility; increased wastewater treatment costs due to higher fees charged by our provider, higher water production costs and higher legal costs at our New Mexico utility; and increases due to general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.  These increases were partially offset by lower costs of production as a result of reduced consumption in California.

Texas Utilities. Total operating expenses increased $2.4 million, or 14.0%, to $19.8 million for the nine-month period ended September 30, 2008, from $17.4 million for the same period during the prior year. The increase was primarily due to a full year of operations from two San Antonio-based utilities acquired in May 2007, as well as, increased costs associated with increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather, increased purchased water as a result of the inability of our owned sources of ground water to produce enough water to meet the heightened demand due to drought conditions, increases due to general and administrative costs, primarily due to increased costs associated with our strategy to consolidate support functions, bad debt and higher depreciation costs.

O&M Services. Total operating expenses increased $0.7 million, or 2.3%, to $31.7 million for the nine-month period ended September 30, 2008, from $31.0 million for the same period during the prior year. The increase was primarily due to new and expanded scope on revenue contracts and increases due to general and administrative costs related to our strategy to consolidate support functions.  These increases were partially offset by the lower costs associated with lost contracts, reduced project work and the decision to stop pursuing at-risk electrical contracts.

Texas MUD Services. Total operating expenses increased $0.9 million, or 1.5%, to $57.7 million for the nine-month period ended September 30, 2008, from $56.9 million for the same period during the prior year. The increase was primarily due to change in mix of work performed from new housing starts to service and maintenance work orders, as well as an increase in general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions, partially offset by savings from the elimination of specialty pipe rehabilitation work.

Corporate. Total operating expenses increased $4.2 million, or 40.6%,  to $14.5 million for the nine-month period ended September 30, 2008 compared to $10.3 million for the same period during the prior year primarily related to a

$2.5 million increase related to our Cornerstone internal-use software development project which commenced during the second quarter of 2007, a $0.7 million increase related the evaluation of a strategic opportunity in the first quarter of 2008, and a $0.4 million write-down of assets, partially offset by a $0.3 million collection of a receivable that was fully-reserved in 2007.

Other Income (Expense). Other expenses, net increased $0.6 million, or 10.8%, to $6.5 million for the nine-month period ended September 30, 2008, compared to $5.9 million for the same period during the prior year as follows:

		2007	(Increase)
(In thousands)	2008	As Restated	Decrease

Interest expense	$(6,932)	$(6,247)	$(685)
Interest income	436	490	(54)
Other, net	4	(102)	106
Total	$(6,492)	$(5,859)	$(633)

Interest Expense. Interest expense increased by $0.7 million, or 11.0%, to $6.9 million for the nine-month period ended September 30, 2008 from $6.2 million compared to the same period during the prior year. The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit and the decline in interest rates. The average balance of interest bearing debt outstanding increased to $77.7 million during the nine-month period ended September 30, 2008 compared to $48.7 million for the same period in the prior year.  The increases related to the increased average borrowing base were offset by the decrease in the weighted average annual interest rate on total borrowings to approximately 5.12% for the nine-month period ended September 30, 2008 from 5.74% for the same period in the prior year.

Interest Income. Interest income decreased by 11.0 % to $0.4 million for the nine-month period ended September 30, 2008, related to decreased interest rates.

Provision for Income Taxes.  Our effective consolidated income tax rate on continuing operations was a benefit of (35.1)% for the nine-month period ended September 30, 2008 compared to an expense of 33.9% for 2007. The change is principally caused by the interaction between the newly enacted Texas franchise tax, which does not change proportionally with changes in pre-tax income or loss, and federal and state income taxes that do change proportionally with pre-tax income or losses.

Loss from Discontinued Operations. Loss from discontinued operations, net of tax, which pertains to our wholesale water and wastewater business we elected to sell, was $1.2 million for the nine-month period ended September 30, 2008 and $0.4 million for the same period in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

See the discussions under the caption “Recent Accounting Pronouncements” contained in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Our statements of cash flows are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2008	2007 As Restated	Change

Net cash provided by (used in):
Continuing operations:
Operating activities	$778	$13,838	$(13,060)
Investing activities	(49,034)	(31,924)	(17,110)
Financing activities	46,824	16,351	30,473
Total continuing operations	(1,432)	(1,735)	302
Discontinued operations:
Operating activities	1,738	326	1,412
Investing activities	(3)	(466)	464
Total discontinued operations	1,735	(140)	1,876
Increase (decrease) in cash and cash equivalents	$303	$(1,875)	$2,178

Cash Flows from Operating Activities of Continuing Operations. Net cash provided by operating activities was $0.8 million for the nine months ended September, 2008 versus $13.8 million for the same period last year. Operational aspects of our businesses that affected working capital in 2008 versus 2007 are highlighted below:

•                  a $6.3 million increase in receivables primarily resulting from our January 2008 acquisition of a wastewater collection system and treatment plant in the Birmingham, Alabama area; the seller retained all receivables as of the acquisition date so the increase relates to the initial, one-time buildup of receivables as customers pay the seller for the services rendered prior to the acquisition date and the slower payments by some customers which we believe may be attributable, in part, to the overall economic downturn;

•                  a $3.6 million increase in other assets, primarily in our Utilities segment, in 2008; and,

•                  a $4.3 million increase in other liabilities primarily related to the timing of payments on accruals at the Corporate segment in 2007.

Cash Flows from Investing Activities of Continuing Operations. Cash used in investing activities totaled $49.0 million for the nine months ended September 30, 2008 compared to $31.9 million for the same period during the prior year as follows:

	Nine Months Ended
	September 30,
(In thousands)	2008	2007 As Restated	Change

Cash flows (used in) provided by investing activities:
Acquisition of businesses, net of cash acquired	$(23,330)	$(6,547)	$(16,783)
Additions to property, plant and equipment	(25,883)	(25,419)	(464)
Proceeds from sale of a business	170	—	170
Proceeds from sales of equipment	9	42	(33)
Net cash used in investing activities	$(49,034)	$(31,924)	$(17,110)

The principal reason for the increase was the January 2008 acquisition of a Birmingham, Alabama wastewater collection system and treatment plant for $23.3 million in cash.

Additions to property, plant and equipment include capital projects relating to the expansion, replacement and renovation of our water and wastewater systems, particularly at our California, Texas and New Mexico utilities and include expenditures related to our Cornerstone internal-use software development project.

For the entire 2008 year, we spent approximately $33.7 million on cash additions, principally within our utilities segments.

Cash Flows from Financing Activities of Continuing Operations. During the nine months ended September 30, 2008, we financed our growth through a broad range of capital initiatives:

•                  borrowed a net amount of $49.0 million under our revolving line of credit;

•                  received $2.6 million of capital improvement reimbursements and contributions in aid of construction; and

•                  received $2.8 million of proceeds from our share-based equity incentive plans and stock purchase plans.

Revolving lines of credit were primarily used to fund our investing activities and, to a lesser extent, to fund operations. Additional borrowing availability under our revolving credit facility was $48.0 million as of September 30, 2008.

During the nine months ended September 30, 2008, we paid dividends totaling $4.4 million and our quarterly dividend rate was $0.06 per common share.  In the fourth quarter of 2008, we decreased our quarterly common stock dividend rate by 58% to $0.025 per share.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2008, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ending December 31,
		Remainder	2009	2011	2013
		of	and	and	and
(In thousands)	Total	2008	2010	2012	Beyond

Long-term debt (1):
Bank line of credit (2)	$100,000	$—	$—	$—	$100,000
Mortgage bonds (3)	45,000	—	12,000	—	33,000
Bank term loans (4)	31,178	204	1,646	1,646	27,682
Convertible subordinated debentures (5)	12,002	—	—	—	12,002
Capital lease obligations (6)	4,599	268	2,313	2,018	—
Economic development revenue bonds (7)	1,925	115	245	280	1,285
Notes payable and other (8)	78	—	78	—	—
Total long-term debt	194,782	587	16,282	3,944	173,969

Repayment of advances for construction (9)	14,004	319	1,366	864	11,455
Water purchase commitment (10)	7,282	115	920	920	5,327
Operating lease obligations	22,863	1,692	6,503	5,207	9,461
Total obligations as of September 30, 2008 (11)	$238,931	$2,713	$25,071	$10,935	$200,212

(1)    Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the condensed consolidated financial statements included in this report and in our 2008 Annual Report on Form 10-K.

(2)    The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 3.86% as of September 30, 2008.

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

At September 30, 2008, we had working capital of $14.6 million compared to working capital of $4.5 million at December 31, 2007.

At September 30, 2008 we had access to $150 million in financing under a revolving credit facility that expires February 15, 2013. A total of eight banks participate in the facility. At September 30, 2008, we had $48 million of additional borrowings available under our revolving credit facility. Subsequent to the end of the quarter, we entered into amendments to our Credit agreement which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regards to the debt to capitalization ratio. The agreement requires we maintain a ratio below 60%. We anticipated the impact of the restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, would create a default under the debt to capitalization covenant. The default was cured due to the second amendment to the credit agreement dated May 28, 2009.  Our credit facility was reduced from $150 million to $110 million as part of the second amendment, leaving $38 million of available liquidity on the facility under the new amendment as of May 28, 2009.  Our ability to comply with financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as other factors beyond our control. Continued opportunity for operating improvements, cash management and suspension of elective capital expenditures should improve our ability to comply with the covenants in the revolving credit facility. As of June 30, 2009, our debt to capitalization ratio was estimated at 56%. Under the amendments discussed above, we also were provided additional time to file our March 31, 2009 Quarterly Report on Form 10-Q and June 30, 2009 Quarterly Report on Form 10-Q.  It is our intention to meet the extended filing deadlines provided in the amendment, and to remain current on our filings thereafter.

As part of the Amended Credit Agreement with our primary working capital line, we have agreed to only utilize up to an additional $12.5 million under our capital lease facility.  Our California and New Mexico mortgage bond indentures permit the issuance of an additional $91.2 million of first mortgage bonds at September 30, 2008. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities paid to the parent company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $50.4 million at September 30, 2008. We were in compliance with all loan agreement covenants during the nine-month period ended September 30, 2008.

We have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance at September 30, 2008. As we were unable to timely file our required SEC filings for the September 30, 2008 and the March 31, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on this Form 10-K, we can not use Registration Statements on Form S-3 for registration of our securities with the SEC at this time. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Accordingly, we will have to meet more demanding requirements to register additional securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could be limited.

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

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

At September 30, 2008, we had irrevocable standby letters of credit in the amount of $2.0 million issued and outstanding under our credit facility.

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

We lease some of our equipment and office facilities under operating leases which are deemed to be off-balance sheet arrangements. Our future operating lease payment obligations are more fully described under the caption “Contractual Obligations” above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2008, we had $194.8 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $100.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 3.86% as of September 30, 2008. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $1.0 million per year.

Our fixed-rate debt, which has a carrying value of $94.8 million, has a fair value of $88.9 million as of September 30, 2008. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% as of September 30, 2008. A hypothetical ten percent decrease in annual interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $5.9 million.

We do not use derivative financial instruments to manage or reduce these risks although we may do so in the future. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.    CONTROLS AND PROCEDURES

This Report includes the certifications attached as Exhibits 31.1 and 31.2 of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) required by Rule 13a-14 of the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

As discussed in the Explanatory Note at the beginning of this report, we have restated our previously filed financial statements. As a result of the errors discovered, certain accounts had to be restated. In this Form 10-Q, we are restating our condensed consolidated balance sheet as of December 31, 2007, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2007, and cash flows for the nine months ended September 30, 2007.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report and in Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

In connection with our assessment of our disclosure controls and procedures, we have identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2008:

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

9.  We did not maintain effective controls over the completeness, accuracy and valuation of our accounting estimates related to our claims process associated with medical, automobile and workers’ compensation self-insurance.  Specifically, we did not design and maintain effective controls with respect to the maintenance and reconciliation of claims and the review of actuarial valuations.  This deficiency affected accrued liabilities and expense accounts.

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

We believe that because of the substantial work performed restating our historical accounting records, the performance of additional procedures by management designed to ensure the reliability of our financial reporting and the ongoing efforts to remediate the material weaknesses in internal control over financial reporting described below, the condensed consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our controls during the three months ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PLANS FOR REMEDIATION OF MATERIAL WEAKNESSES

We have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described below and concentrated our efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity, (ii) certain personnel actions, (iii) comprehensive training for Finance and Accounting Department personnel, (iv) the implementation of policies and procedures to ensure that we retain important business and accounting records and (v) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.

Subsequent to September 30, 2008, we have implemented a formal remediation plan (“the Plan”) to address the material weaknesses for each of the affected areas presented above. The Plan builds upon many of the initiatives we started over the past two years, such as development of a centralized financial services platform and consolidation of financial accounts onto a common system.  The Plan will ensure that each area affected by a material control weakness is put through a comprehensive remediation process.  The remediation process entails a thorough analysis which includes the following phases:

a)             Define and assess the deficiency: ensure a thorough understanding of the “as is” state, process owners, and gaps in the deficiency. This work is underway for all identified areas.

b)             Design and evaluate a remediation action for each weakness for each affected area: validate or improve the related policy and procedures, evaluate skills of the process owners with regards to the policy and adjust as required. The Plan will require an assessment of all failures; we expect that many of the recent improvements will provide an excellent starting point for the specific action plans.

c)              Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps.

d)             Test and measure the design and effectiveness of the remediation plan: internal audit to test and provide feedback on the design and operating effectiveness of the control.

e)             Management review and acceptance of completion of the remediation effort.

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

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however, we have not completed the corrective processes and procedures identified herein, that we believe necessary. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects.

Subsequent to September 30, 2008, we have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described above including the establishment of the Controls Committee. The Controls Committee has concentrated their efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, emphasizing accountability and a strict adherence to generally accepted accounting principles and financial reporting integrity, (ii) taking certain personnel actions, (iii) clarification and documentation of key accounting policies and processes, (iv) comprehensive training for Finance and Accounting Department personnel, (v) the implementation of policies and procedures to ensure that we retain important business and accounting records, and (vi) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.

INHERENT LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES

We do not expect that our disclosure controls and procedures will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the deliberate acts of one or more persons. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Information required by this Item 1 is contained in Note 6 to the condensed consolidated financial statements, Part I, Item 1 of this report, under the caption “Legal Proceedings.”  The text under such caption is incorporated by reference into this Item 1.

ITEM 1A.        RISK FACTORS

The risk factors noted below represent material changes in our Annual Report on Form 10-K for the year ended December 31, 2007.  These risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Internal Control Weaknesses

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•                  As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses and concluded that our internal control over financial reporting was not effective at September 30, 2008. For a detailed description of these material weaknesses, see Part I, Item 4, “Controls and Procedures” included in this Quarterly Report.  Each of our material weaknesses result in the likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform additional work at additional expense to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, we can not assure that additional financial statement errors will be prevented or detected or that in the future other material weaknesses may not be identified.

We have work remaining to remedy the material weaknesses in our internal control over financial reporting.

•                  We are in the process of developing and implementing remediation efforts for the identified material weaknesses, and this work will continue during fiscal year 2009 and thereafter. There can be no assurance as to when the remediation plan will be fully developed, when it will be implemented and the aggregate cost of implementation. Until our remedial efforts are completed, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, there will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. We will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external technical advisors, to fairly state our financial statements in all material respects. However, we can not assure that these interim controls will be sufficient to assure that all errors will be detected.

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

•                   See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Contractual Commitments and Indemnities” for additional information with respect to our credit facilities.

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

Because of our late filings, NASDAQ has issued Staff Deficiency Letters indicating our non-compliance with NASDAQ Marketplace rules requiring compliance with SEC reporting obligations.  The Company has explained the circumstances of the late filings and described our plan for regaining compliance at a hearing with NASDAQ.  On July 1, 2009, the Company was notified that the NASDAQ had granted the Company’s request to extend the current filing compliance deadline to August 31, 2009.  However, if our shares are not listed on NASDAQ, stockholders will likely face decreased liquidity and it will be more difficult for us to raise capital.

Stock Price Fluctuations

Our common stock, which is traded on the NASDAQ, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in our industry could cause the price of our common stock to fluctuate substantially. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. We can provide no assurance that our share price will remain stable on a going-forward basis. Additionally, extended stock price declines could have an impact on our goodwill impairment analysis.

We have been named in litigation that may adversely affect our financial condition, results of operations and cash flows.

We are defendants in several securities class action lawsuits. These lawsuits are described in Part II, Item 1, “Legal Proceedings.” Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

General economic conditions may adversely affect our financial condition and results of operations.

A general economic downturn such as the one the U.S. economy is currently experiencing may lead to a number of impacts on our business that may affect our financial condition and results of operations. Such impacts may include: a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest; a decline in usage by industrial and commercial customers as a result of decreased business activity; an increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow; a lower natural customer growth rate due to a decline in new housing starts; and a decline in the number of active customers due to housing vacancies or abandonments.

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

•                   exposure to unknown risk and liabilities, such as environmental liabilities; and

•                   other acquisition-related expenses.

We may also experience difficulty in obtaining required regulatory approvals for acquisitions, and any regulatory approvals we obtain may require us to agree to costly and restrictive conditions imposed by regulators. There may be difficulties integrating new businesses, including bringing newly acquired businesses up to the necessary level of regulatory compliance, retaining and integrating key personnel, achieving strategic objectives and integrating acquired assets and technological systems. The demands of identifying and transitioning newly acquired businesses or pursuing investment opportunities may also divert management’s attention from other business concerns and otherwise disrupt our business. Any of these risks may adversely affect our financial condition, results of operations and cash flows.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock.

Dividends

Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors.  Many of the risk factors noted above could have an impact on our ability to declare and pay future dividends.

ITEMS 2, 3, 4 AND 5 of PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

10.17

Credit Agreement dated at February 15, 2008 among the Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, KeyBank National Association, as Syndication Agent, and CoBank ACB, U.S. Bank National Association and JPMorgan Chase Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on February 22, 2008)

10.17.1

Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 19, 2008 (incorporated by reference to Exhibit 10.17.1 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.2

Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 28, 2009 (incorporated by reference to Exhibit 10.17.2 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.3

Amendment No. 3 to Amended and Restated Credit Agreement dated as of June 17, 2009 (incorporated by reference to Exhibit 10.17.3 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.4

Amendment No. 4 to Amended and Restated Credit Agreement dated as of July 9, 2009 (incorporated by reference to Exhibit 10.17.4 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.5	*	Amendment No. 5 to Amended and Restated Credit Agreement dated as of July 31, 2009

31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: August 3, 2009	/s/ DAVID STANTON
David Stanton
Chief Financial Officer