Form 10-Q
period 2009-03-31
SOUTHWEST WATER CO
filed 2009-08-26
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009

Common Stock, $.01 par value per share	24,888,745 shares

EXPLANATORY NOTE REGARDING RESTATEMENTS

SouthWest Water Company and its subsidiaries’ (“SouthWest Water” or the “Company”) condensed consolidated financial statements for the three-month period ended March 31, 2008 and related financial information have been restated to correct for certain accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Condensed Consolidated Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate. Throughout the financial statements, the term “as previously reported” will be used to refer to balances from the 2008 condensed consolidated financial statements as reported prior to restatement for the errors.

We have not filed amendments to any previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	March 31, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$2,581	$1,112
Accounts receivable, net	29,292	29,697
Prepaid expenses and other current assets	27,844	26,902
Total current assets	59,717	57,711

Property, Plant and Equipment, net	428,235	429,251

Other Assets:
Goodwill	17,826	17,652
Intangible assets	1,569	1,666
Other assets	21,942	20,927
Total assets	$529,289	$527,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,750	$16,139
Current portion of long-term debt	2,180	2,213
Other current liabilities	26,925	28,370
Total current liabilities	44,855	46,722

Other Liabilities and Deferred Credits:
Long-term debt, less current portion	195,500	190,578
Deferred income taxes	24,952	23,750
Advances for construction	9,198	8,910
Contributions in aid of construction	116,271	117,113
Other liabilities and deferred credits	27,987	26,334

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	249	249
Additional paid-in capital	147,737	147,775
Accumulated deficit	(38,026)	(34,794)
Accumulated other comprehensive income	108	112
Total stockholders’ equity	110,526	113,800
Total liabilities and stockholders’ equity	$529,289	$527,207

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008 As Restated

Operating revenue	$52,396	$49,666

Expenses:
Operating expenses	51,462	45,128
Depreciation and amortization	4,128	3,764
Total operating expenses	55,590	48,892

Operating income (loss)	(3,194)	774

Other income (expense):
Interest expense	(2,076)	(2,310)
Interest income	36	50
Loss from continuing operations before income taxes	(5,234)	(1,486)

Benefit from income taxes	(2,002)	(521)

Loss from continuing operations	(3,232)	(965)

Loss from discontinued operations, net of tax	—	(8)

Net loss	(3,232)	(973)
Preferred stock dividends	—	(6)

Net loss applicable to common stockholders	$(3,232)	$(979)

Loss per common share:
Basic:
Loss from continuing operations	$(0.13)	$(0.04)
Loss from discontinued operations	—	—
Net loss applicable to common stockholders	$(0.13)	$(0.04)

Diluted:
Loss from continuing operations	$(0.13)	$(0.04)
Loss from discontinued operations	—	—
Net loss applicable to common stockholders	$(0.13)	$(0.04)

Weighted average common shares outstanding:
Basic	24,600	24,385
Diluted	24,600	24,385

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)

	Preferred Stock		Common Stock		Additional		Accumulated Other
(In thousands)	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance - December 31, 2008	9	$458	24,897	$249	$147,775	$(34,794)	$112	$113,800

Comprehensive loss:
Net loss	—	—	—	—	—	(3,232)	—	(3,232)
Other comprehensive loss:
Amortization of actuarial gains	—	—	—	—	—	—	(4)	(4)
Comprehensive loss	—	—	—	—	—	—	—	(3,236)

Cancelled restricted stock awards	—	—	(5)	—	—	—	—	—

Post-vest cancellations of non-qualified stock options	—	—	—	—	(118)	—	—	(118)

Share-based compensation	—	—	—	—	80	—	—	80

Balance - March 31, 2009	9	$458	24,892	$249	$147,737	$(38,026)	$108	$110,526

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2009	2008 As Restated

Cash flows from operating activities of continuing operations:
Net loss	$(3,232)	$(973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	8
Depreciation and amortization	4,128	3,764
Deferred income taxes	1,027	446
Provision for doubtful accounts	417	523
Share-based compensation expense	80	192
Post-vest cancellations of non-qualified stock options	(118)	—
Other, net	58	(98)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(12)	(2,164)
Other current assets	(942)	1,712
Other assets	(281)	(570)
Accounts payable	(389)	(7,892)
Other current liabilities	(816)	(1,532)
Other liabilities	1,702	37
Other, net	—	(37)
Net cash provided by (used in) operating activities	1,622	(6,584)

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(3,986)	(6,589)
Acquisition of businesses, net of cash acquired	—	(23,330)
Proceeds from sales of equipment	—	9
Net cash used in investing activities	(3,986)	(29,910)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	17,500	125,500
Repayments under lines of credit	(12,000)	(88,500)
Capital improvement reimbursements	288	795
Proceeds from share-based equity incentive plans and stock purchase plans	—	762
Contributions in aid of construction	71	227
Dividends paid	(629)	(1,473)
Payments on long-term debt	(644)	(529)
Repayment of advances for construction	—	(487)
Deferred financing costs	(753)	(527)
Net cash provided by financing activities	3,833	35,768

Cash flows from discontinued operations:
Operating activities	—	(8)
Investing activities	—	—
Financing activities	—	—
Net cash used in discontinued operations	—	(8)

Net increase (decrease) in cash and cash equivalents	1,469	(734)
Cash and cash equivalents at beginning of period	1,112	2,950
Cash and cash equivalents at end of period	$2,581	$2,216

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.        Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements are unaudited. SouthWest Water Company (the “Company”) believes the interim financial statements are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. All of these adjustments are normal recurring adjustments.

The December 31, 2008 condensed consolidated balance sheet data were derived from the audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. The Company’s businesses are seasonal because they are affected by weather. As a result, operating results for interim periods are not necessarily predictive of the operating results for any other interim period or for the full year.

Fair Value Measurements

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning January 1, 2009. The Company had no nonrecurring measurements recognized at fair value during the quarter ended March 31, 2009. The Company generally applies fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS 142, and (2) valuing potential impairment losses related to long-lived assets accounted for pursuant to SFAS 144. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•                   Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                   Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                   Level 3: Unobservable inputs that are not corroborated by market data.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s cash equivalents are based on quoted prices in active markets for identical assets (Level 1).

The Company’s revolving credit facility and long-term debt with aggregate book values of $197.7 million and $192.8 million, had fair values of approximately $195.4 million and $196.4 million at March 31, 2009 and December 31, 2008, respectively. The Company believes that these changes in fair value from their carrying amounts are primarily due to current economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using recent trade activity, available market information and commonly accepted valuation methodologies (Level 2). However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS 133 by requiring enhanced disclosures about a Company’s derivative instruments and hedging activities, but does not change the scope of, or accounting under, SFAS 133.  SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. The Company adopted SFAS 161 effective January 1, 2009. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  The Company adopted FSP 142-3 effective January 1, 2009 and the adoption did not have a not have an impact on its results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for the Company at December 31, 2009. As FSP FAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have an impact on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities.  The Company will adopt the disclosure requirements of FSP 107-1 for the quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 196”).  SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, SFAS 165 is effective

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for financial statements issued after June 15, 2009.  The Company will adopt this SFAS 165 for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.

Note 2.    Restatement of Condensed Consolidated Financial Statements`

The Company has restated its condensed consolidated statement of operations and its condensed consolidated statement of cash flows for the three-month period ended March 31, 2008.

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

Management determined that the remaining utilities in the Texas Utilities segment meet the criteria for application of SFAS 71; however, management also determined that inter-company profit was not eliminated, in error, as it is not probable that the Company would recover this cost in future rates, as required by SFAS 71.

Management also determined that two of the Company’s Alabama wastewater utilities in the Utilities segment and a wholesale water and wastewater business within the Texas Utilities segment do not meet the criteria for application of SFAS 71 because the rates charged by these entities are not established, or subject to approval, by an independent

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

third-party regulator. Accordingly, capitalized inter-company profit margin included in certain fixed assets has been written off.

Aggregate net charges to loss from continuing operations before income taxes related to SFAS 71 issues, including the inappropriate capitalization of inter-company profit, of $0.6 million were recorded for the three-month period ended March 31, 2008.

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

Based on the corrected useful lives of acquired assets and the revised purchase price allocations, depreciation and amortization expense increased $0.02 million during the three-month period ended March 31, 2008. Additionally, based on the revision of the fair value allocation for certain transactions, operating expenses during the three-month period ended March 31, 2008 decreased by $0.06 million.

Valuation and Accounting Estimates

As a part of its restatement, the Company identified errors in the following valuation and accounting estimates:

•                   Stock-based compensation — Management identified errors in its accounting for stock-based compensation primarily related to the acceleration of vesting upon termination and in the valuation of options granted related to appropriate assumptions used in the Black-Scholes option pricing model. The correction of these errors resulted in a decrease of stock compensation expense for the three-month period ended March 31, 2008 of $0.04 million.

•                   Unrecorded liabilities — Management identified certain liabilities for services and capital equipment that were not properly accrued at the end of reported financial periods.

In the aggregate, the adjustments described above resulted in an incremental loss before taxes of $0.06 million recorded for the three-month period ended March 31, 2008.

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

Aggregate net charges to loss from continuing operations before income taxes related to these issues of $0.03 million were recorded for the three-month period ended March 31, 2008.

Other Adjustments

In the restatement the Company also adjusted for the impact of other errors that were identified in prior periods but were determined to be immaterial to that period’s financial statements and therefore corrected in the subsequent

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

period. As part of the restatement of the consolidated financial statements, the Company reversed these related entries and reflected the correction of the error in the appropriate period. These errors primarily relate to period end revenue and expense accruals, billing adjustments, the calculation of asset impairment charges and income taxes.

For the three-month period ended March 31, 2008 presented in the “Restatement Adjustments” columns in the tables below, the $0.4 million increase in operating loss was offset by a $0.4 million net tax benefit

The nature of the restatement adjustments and the impact on the Company’s previously reported condensed consolidated statement of operations for the three-month period ended March 31, 2008 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Three Months Ended March 31, 2008	As Previously Reported	Reclass- ifications (1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated	Discontinued Operations (4)	As Restated and Adjusted for Discontinued Operations

Operating revenue	$50,763	$—	$(352)	$—	$(21)	$(166)	$(614)	$49,610	$56	$49,666
Expenses:
Operations and maintenance	48,956	(3,430)	55	(55)	39	(108)	(390)	45,067	61	45,128
Depreciation and amortization	—	3,430	214	15	2	(25)	128	3,764	—	3,764
Total expenses	48,956	—	269	(40)	41	(133)	(262)	48,831	61	48,892
Operating income	1,807	—	(621)	40	(62)	(33)	(352)	779	(5)	774

Interest expense	(2,361)	—	55	(18)	—	—	14	(2,310)	—	(2,310)
Interest income	122	—	—	—	—	—	(78)	44	6	50
Loss from continuing operations before income taxes	(432)	—	(566)	22	(62)	(33)	(416)	(1,487)	1	(1,486)
Benefit from income taxes (2)	(118)	—	—	—	—	—	(403)	(521)	—	(521)
Loss from continuing operations	(314)	—	(566)	22	(62)	(33)	(13)	(966)	1	(965)
Loss from discontinued operations, net of tax (3)	(287)	—	(89)	—	—	—	369	(7)	(1)	(8)
Net loss	(601)	—	(655)	22	(62)	(33)	356	(973)	—	(973)
Preferred stock dividends	(6)	—	—	—	—	—	—	(6)	—	(6)
Net loss applicable to common Stockholders	$(607)	$—	$(655)	$22	$(62)	$(33)	$356	$(979)	$—	$(979)
Earning (loss) per common share:
Basic:
Loss from continuing operations	$(0.01)									$(0.04)
Loss from discontinued operations	(0.01)									—

Net loss applicable to common stockholders	$(0.02)									$(0.04)
Diluted:
Loss from continuing operations	$(0.01)									$(0.04)
Loss from discontinued operations	(0.01)									—

Net loss applicable to common stockholders	$(0.02)									$(0.04)

(1)	Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.
(2)	The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.
(3)	See Note 4, “Assets Held for Sale and Dispositions.”
(4)

This column is used to reclassify the Company’s operating statement classification for amounts previously classified as “Loss from discontinued operations, net of tax” to their related individual operating statement captions to conform to the current presentation. See Note 4, “Assets Held for Sale and Dispositions.”

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the impact of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows for the three months ended March 31, 2008 (in thousands):

	Three months ended March 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated

Cash flows from operating activities of continuing operations:
Net loss	$(601)	$(372)	$(973)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	287	(279)	8
Depreciation and amortization	3,642	122	3,764
Deferred income taxes	569	(123)	446
Provision for doubtful accounts	—	523	523
Share-based compensation expense	234	(42)	192
Other, net	—	(98)	(98)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,731)	(433)	(2,164)
Other current assets	3,031	(1,319)	1,712
Other assets	(2,708)	2,138	(570)
Accounts payable	(6,795)	(1,097)	(7,892)
Other current liabilities	(1,065)	(467)	(1,532)
Other liabilities	37	—	37
Other, net	(44)	7	(37)
Net cash used in operating activities	(5,144)	(1,440)	(6,584)

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(7,960)	1,371	(6,589)
Acquisition of businesses, net of cash acquired	(23,330)	—	(23,330)
Proceeds from sales of land and equipment	9	—	9
Net cash used in investing activities	(31,281)	1,371	(29,910)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	121,500	4,000	125,500
Repayments under lines of credit	(84,500)	(4,000)	(88,500)
Capital improvement reimbursements	795	—	795
Proceeds from share-based equity incentive plans and stock purchase plans	761	1	762
Contributions in aid of construction	227	—	227
Dividends paid	(1,473)	—	(1,473)
Payments on long-term debt	(439)	(90)	(529)
Deferred financing costs	(527)	—	(527)
Repayment of advances for construction	(488)	1	(487)
Net cash provided by financing activities	35,856	(88)	35,768

Cash flows from discontinued operations:
Operating activities	(165)	157	(8)
Investing activities	—	—	—
Financing activities	—	—	—
Net cash used in discontinued operations	(165)	157	(8)

Net decrease in cash and cash equivalents	(734)	—	(734)
Cash and cash equivalents at beginning of the period	2,950	—	2,950
Cash and cash equivalents at end of the period	$2,216	$—	$2,216

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.        Acquisition

On January 31, 2008, the Company acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The purchase price was $23.3 million in cash which the Company borrowed under its revolving line of credit. The acquisition was accounted for as a purchase and the assets acquired have been recorded at their estimated fair values, consisting of $20.8 million of utility plant and $2.5 million of land.

The condensed consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are presented in the table below for the three months ended March 31, 2008 as if the acquisition had occurred as of the beginning of each period presented (In thousands):

Total revenues	$50,073
Loss from continuing operations	(914)
Loss from continuing operations applicable to common stockholders	(920)
Net loss applicable to common stockholders	(928)

Loss per common share:
From continuing operations applicable to common stockholders:
Basic	$(0.04)
Diluted	(0.04)
Net loss applicable to common stockholders:
Basic	(0.04)
Diluted	(0.04)

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

Note 4.        Assets Held for Sale and Dispositions

During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas.   In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and established a receivable of $0.6 million. The wastewater treatment plant sold represented a portion of the asset group held for sale. The Company is uncertain whether it can consummate the sale of the remaining water business during 2009.  Accordingly, the business activity of the water component is reflected in consolidated continuing operations.  The results of operations and cash flows for the wastewater operations are reflected as discontinued operations for the three-month period ended March 31, 2008.  Net assets held for sale at December 31, 2008 consisted of property, plant and equipment aggregating $6.3 million and deferred revenue liabilities of $3.5 million. The following table summarizes the results of operations of the wastewater operations included in the condensed consolidated statement of operations as a discontinued operation.

Three Months Ended
March 31, 2008
(In thousands)	(As Restated)
Revenues	$95
Operating expenses	107
Operating loss	(12)
Interest income	—
Pretax loss	(12)
Income tax benefit	4
Loss from discontinued operations	$(8)

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

In accordance with SFAS 144 intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company had determined that the carrying value of the wastewater assets may not be recoverable through the sales process. As a result, impairment charges aggregating $0.3 million (all related to property, plant and equipment) were recorded during the second quarter of 2008, to reduce the carrying value of the long-lived assets to expected realizable value.

The Company entered into an agreement to sell certain assets of its Southwest Environmental Laboratories, Inc. subsidiary included in the Texas MUD Services segment for $0.5 million in cash paid at close and a contingent consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale up to an additional $0.75 million of consideration.  The Company also entered into a separate agreement to sell the remaining assets representing real property for total consideration of $0.7 million.  These agreements closed on April 1, 2009 and April 23, 2009, respectively.  Total assets held for sale consisted of related property, plant and equipment aggregating $0.5 million, intangible assets of $0.1 million and goodwill of $0.3 million at March 31, 2009.  The Southwest Environmental Laboratories, Inc. subsidiary was not considered a discontinued operation in the accompanying consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.        Long-Term Debt

Long-term debt consists of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(In thousands)	2009	2008

Revolving credit facility	$103,500	$98,000

6.85% convertible subordinated debentures due 2021	11,912	11,962

$30 million capital lease facility and other capital leases	3,944	4,332

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	10,074	10,267
5.77% fixed rate term loan due 2021	693	706
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	12,000	12,000

Economic Development Revenue Bonds:
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	78	78
Total long-term debt payment obligations	197,011	192,155
Unamortized Monarch term loan fair value adjustments	669	636
Total long-term debt	197,680	192,791
Less current portion of long-term debt	(2,180)	(2,213)
Long-term debt, less current portion	$195,500	$190,578

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

The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants. The Company was not in compliance with certain restrictive covenants due to the failure to deliver timely its September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and its 2008 Annual Report on Form 10-K.  In addition, the Company was in violation of one of its financial covenants, specifically the debt to capitalization ratio, at December 31, 2008 and at March 31, 2009.   However, the Company received five amendments to the credit agreement from the Bank Group dated November 19, 2008, May 28, 2009, June 17, 2009, July 8, 2009 and July 31, 2009 which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regards to the debt to capitalization ratio.

The May 28, 2009 amendment to the agreement reduced the total amounts available to borrow under the line from $150.0 million to $110.0 million.

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

Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. As of March 31, 2009, the applicable margins are 3.50% over the LIBOR rate or 2.50% over the prime rate. The nominal weighted-average annual interest rates on all credit facility borrowings outstanding were 4.06% as of March 31, 2009 and 1.58% as of December 31, 2008.

The Company had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under its revolving credit facility as of March 31, 2009, reducing available borrowings under the credit facility to $43.2 million as of that date.

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

In August 2004, the ABCWUA increased the fee charged to NMUI, using a different formula than had been used to calculate fee increases since 1973. The Company believed the increase violated the terms of a 1973 written agreement between the parties. Subsequently, the ABCWUA also claimed ownership of the return flow credits. On September 13, 2004, the Company filed a Complaint for Declaratory Judgment in the Second Judicial District Court, County of Bernalillo, State of New Mexico (the “Court”), requesting that the Court settle these disputes. In a letter ruling dated May 2, 2007, the Court ruled that the ABCWUA could use a new formula to set fees for NMUI. The Company filed a motion for reconsideration and that motion was denied on October 2, 2007. The Court did not rule on whether the new rate was appropriate, made no determination as to any amount NMUI may owe to the ABCWUA, and did not rule on the ownership of the return flow credits.

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

On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the “Agreement”) to resolve all outstanding claims, demands and existing lawsuits between them. The Agreement closed on May 8, 2009 (the “Closing”) after the financing was completed.  Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of condemnation. In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of: (i) $60.0 million; (ii) an amount equal to the NMUI accounts receivable at the date of Closing; and (iii) an amount equal to the unbilled services at the date of Closing.

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

In addition, the settlement resolves all other legal issues between NMUI and ABCWUA including the dispute over the sewer fee the ABCWUA charged NMUI for the treatment of effluent from NMUI’s wastewater collection system and the ownership of the return flow credits from that treated wastewater, as well as all other disputed amounts of the ABCWUA. As part of the settlement, NMUI agreed to pay $7.0 million to the ABCWUA at the time of closing to resolve the sewer fee issue.  This amount was accrued at December 31, 2008.

Net cash proceeds from settlement were $53.9 million and the resulting gain, net of direct transactional costs of $0.2 million, was $27.0 million. Substantially all of the utility plant assets of NMUI were pledged as collateral of $12.0 million in first mortgage bonds with an original maturity of 2024.  The Company repaid in full the outstanding borrowings under the related bonds and related accrued interest of $0.3 million, and used the remaining cash proceeds of $41.4 million to pay the unassumed liabilities of NMUI and to pay down the Company’s revolving credit facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases):  On January 2, 2009, an alleged shareholder of the Company filed a shareholder derivative case on behalf of the Company, alleging breach of fiduciary duty arising from the Company’s announcement of its intent to restate its financial statements against certain of its present and former members of the Company’s Board of Directors.  Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009.  The cases were consolidated on May 19, 2009.  The lead plaintiff has up to and including the later of 60 days after the filing of the Company’s restated financial statements to file a consolidated complaint.  The Company will then have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or a reasonable range of potential loss in these matters, if any.

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

	Three Months Ended
	March 31,
		2008
(In thousands)	2009	As Restated

Numerators—Net loss applicable to common stockholders:
Loss from continuing operations	$(3,232)	$(965)
Less preferred stock dividends	—	(6)
Loss from continuing operations applicable to common stockholders, net of tax	(3,232)	(971)
Loss from discontinued operations, net of tax	—	(8)
Net loss applicable to common stockholders	$(3,232)	$(979)

Denominators—
Basic and diluted weighted average common shares outstanding	24,600	24,385

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has $11.9 million of 6.85% fixed-rate convertible subordinate debentures outstanding as March 31, 2009. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares at March 31, 2009. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 8.        Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Three Months Ended
	March 31,
		2008
(In thousands)	2009	As Restated

Cash paid during the period for:
Interest	$1,677	$1,879
Income taxes paid (refunded), net	67	1,546

Components of cash paid for acquisitions:
Fair value of assets acquired	$—	$23,330
Liabilities assumed	—	—
Cash paid for acquisitions	$—	$23,330

Non-cash investing and financing activities:
Equipment acquired through capital lease	$—	$52
Debentures converted into common stock	—	14

Note 9.        Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company were 5% for the DRIP and 0% for the DSPP as of March 31, 2009. As of March 31, 2009, there are 3.7 million shares authorized for issuance under the plan of which 0.7 million shares remain available for issuance.  However, in November 2008, the Company determined that participation in these plans should be suspended due to the Company’s ineligibility to use its Registration Statement on Form S-3 until 12 months after the Company is current in all SEC filings.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.      Employee Retirement Plan

The Company has a non-qualified supplemental executive retirement plan (“SERP”) for a certain key executive officer for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death. There is only one participant remaining in the SERP. That individual has reached retirement age and the plan provides that no additional benefits accrue upon reaching retirement age. The plan measurement date is December 31 of each year. The following table details the components of the net periodic benefit costs:

	Three Months Ended
	March 31,
		2008
(In thousands)	2009	As Restated

Interest cost	$11	$15
Amortization of actuarial gains	(7)	(5)
Net periodic benefit costs	$4	$10

Note 11.      Segment Information

The Company’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through its operating subsidiaries, the Company owns 132 systems and operates hundreds more under contract to cities, utility districts and private companies. The Company has four reporting segments. The Company separates its segments first by whether it owns the utility or provides contract services to others. Its owned water and wastewater utilities are referred to as its Utilities operations. In its financial statements the Company reports its Texas Utilities operations as a separate segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through rates it charges. The Company’s contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

The following table presents information about the operations of each segment for the three-month periods ended March 31, 2009 and 2008.  The 2008 amounts have been adjusted to correct the errors discussed in Note 2.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Utilities	Texas Utilities	O&M Services	MUD Services	Corp. (1)	Consol- idated

Three Months Ended March 31, 2009

Operating revenue	$15,682	$8,591	$9,147	$18,976	$—	$52,396

Expenses:
Operating expenses	9,948	5,052	8,877	18,327	9,258	51,462
Depreciation and Amortization	2,249	1,160	133	215	371	4,128
Total expenses	12,197	6,212	9,010	18,542	9,629	55,590

Operating income (loss)	3,485	2,379	137	434	(9,629)	(3,194)
Interest expense	(756)	(443)	(28)	(2)	(847)	(2,076)
Interest income	28	3	2	3	—	36
Other income (expense)	119	(144)	(62)	(75)	162	—

Income (loss) from continuing operations before income taxes	$2,876	$1,795	$49	$360	$(10,314)	$(5,234)

Three Months Ended March 31, 2008 (As Restated)
Operating revenue	$14,553	$8,008	$9,638	$17,467	$—	$49,666

Expenses:
Operating expenses	8,371	4,870	9,787	17,130	4,970	45,128
Depreciation and Amortization	1,890	1,108	58	308	400	3,764

Total expenses	10,261	5,978	9,845	17,438	5,370	48,892

Operating income (loss)	4,292	2,030	(207)	29	(5,370)	774
Interest expense	(751)	(328)	—	(37)	(1,194)	(2,310)
Interest income	15	10	—	23	2	50
Other income (expense)	153	(932)	17	34	728	—

Income (loss) from continuing operations before income taxes	$3,709	$780	$(190)	$49	$(5,834)	$(1,486)

(1)             Reflects corporate headquarters general and administrative expenses and interest expense, net of interest income charged on intercompany debt.

Note 12.      Subsequent Events

In October 2008 the Company postponed elements of its Cornerstone internal-use software development project.  Based on the postponement it was determined that it was not probable that the implementation of certain software modules would be completed.  As a result, impairment charges aggregating $1.3 million were recorded in the fourth quarter of 2008 against the costs capitalized in construction work-in-progress.   In May 2009, the Company, based on additional information, determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed and recorded an additional impairment of $9.0 million during the quarter ended June 30, 2009, which may be reduced by any possible recoveries received from vendors or other adjustments.

On April 9, 2009 the Company declared a quarterly cash dividends of $0.025 per share of common stock and $0.65625 per share of Series A preferred stock. The dividends were paid on May 5, 2009 to stockholders of record as of April 20, 2009.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

SouthWest Water Company and its subsidiaries’ (“SouthWest Water” or the “Company”) condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2008 and related financial information have been restated to correct for certain accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Condensed Consolidated Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate. Throughout this Quarterly Report, the term “as previously reported” will be used to refer to balances from the 2008 condensed consolidated financial statements as reported prior to restatement for the errors.

The corrections to

the reports for the affected prior period are contained in this report on Form 10-Q and we are not filing a separate amended report for such period.

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

In the past ten years, we have completed over 19 acquisitions of both utility and contract service businesses. These acquisitions operated largely independent of each other, resulting in a complex business structure with varying business practices. In 2006, our Board of Directors appointed a new Chief Executive Officer to, among other things, review Company operations and plan for future growth. Beginning in 2007, we implemented changes to better integrate the various segments of the business. In 2007 and 2008, we made a major change to how we operate; we consolidated many of the departments that provide common support functions such as environmental health and safety, our financial and accounting services, information technology and our customer call center. These consolidated departments allocate their costs to each operating segment where appropriate. In 2008, our operations were divided into four operating segments to better focus the distinct strategies of each of our operating businesses. Each segment has imbedded in it the direct operating cost and infrastructure to deliver its plan, relying upon the allocated common support functions discussed above. Each operating segment is led by a Managing Director and a Financial Director.  We believe this management structure brings both direct operational and financial management accountability to each of the operations.

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

Utilities consist of our owned water and wastewater utilities located in California, Alabama, Mississippi and our recently sold New Mexico utility (see Item 1, “Legal Proceedings,” for detailed information on the New Mexico utility sale). Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 92% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies; except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year (backward looking). Our Utilities operations are characterized by ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as routine growth from rate increases and new connections.

Texas Utilities consists of 120 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers’ water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch Utilities.  The Monarch utilities, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant amounts of capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, we have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable return on equity, we expect to aggregate this segment with our Utilities segment.

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

Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts (“MUD”). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore, these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, and billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 days prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients. No one district represents more than 4% of the overall revenue of this segment.

Impacts to Results of Operations 2009 and 2008

Utilities & Texas Utilities: Our Utilities segments’ results of operations are generally influenced by a variety of factors that are similar between the two segments and the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section in our Form 10-K. As we review and discuss performance, the general areas of impact we evaluate are as follows:

▪                   Growth Related: Growth in our utilities segments is generally characterized by the following drivers; 1) growth in the number of connections served within existing utility certified service areas, or 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built out system that does not generally see much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction in the past, but saw this growth significantly decline throughout 2008 and the first quarter of 2009. Growth through acquisitions was most significant in 2008 with the acquisition of a 4,000 connection wastewater utility system in Alabama in late January 2008.

▪                   Rate Related: Each of our utilities will increase rates from time to time as allowed by the regulator or governing contract, to recover expenses and realize a return on invested capital. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. In 2008, we were actively pursuing rate increases in our California, Texas, New Mexico and Alabama utilities. Our Texas Utilities benefited in 2008 from a full year impact of an interim rate increase from our 2007 Monarch rate filing, which was resolved through an all-party settlement in December 2008. By March 2010 this rate case settlement will have resulted in phased in water rate increases totaling 43%. The settlement also required us to refund an estimated $0.6 million impacting 2008 revenue.  We also implemented rate increases in three smaller Texas utilities and reached all-party settlements with two of them in late 2008 and the third in the second quarter of 2009. In Alabama we have a contractual agreement with the local government over our Shelby County wastewater utility that provides us with the ability to request rate increases annually, pursuant to the terms of the contract. Accordingly, we requested and received an 8% increase in January 2008.

Additionally, we were actively working with our regulators in 2009 on additional rate cases that will impact 2009 and future periods. Increases that impacted the first quarter include rate increases in California and Alabama.  In California we worked with the California Public Utilities Commission (“CPUC”) on our 2009 general rate case which was settled in the first quarter of 2009 for an 11% increase over our rates at the beginning of 2008.  In Alabama, we applied for a rate increase under our Shelby County and Riverview wastewater utility contracts and received permission to raise rates 14% and 4.5% respectively, in January 2009.  In New Mexico we filed for and received a rate rider surcharge. Surcharges were required to be deposited in escrow as they were collected. They relate to our dispute with the entity that treats and disposes of our sewage, who was also the entity seeking to acquire our utility through eminent domain. At the closing of the sale through eminent domain in May 2009, $1.3 million was distributed to us from funds collected through the rate rider.

▪                   Demand Related: Our utility results are largely dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary greatly with rainfall and temperature levels.  Not only does rainfall vary from season to season, but from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of lower than expected water use. This can occur during abnormal weather conditions, such as when summer temperatures are cooler than normal or during mandatory restrictions on water use because of drought. Also, demand related changes can occur as a result of conservation and socio-economic impacts. Demand related changes often impact both the revenue of the utility and the cost of production. In 2008 we saw increased demand and demand-related costs in Texas due to drought conditions. We saw lower demand at our California utility in 2008 and in the first quarter of 2009, largely due to conservation and socio-economic conditions associated with the decline in general economic conditions.

▪                   Supply Related: The cost of water and related commodities is a major driver of our results. Utilities that purchase water are subject to changes in operations due to the amount and cost of that water. Purchased water supply changes are typically driven by longer-term climate issues such as extended drought but can also be driven by short-term maintenance needs. In the first quarter of 2009, we saw increased cost of purchased water in Texas and California. In Texas, we purchased more water than in the first quarter of 2008 due to the inability of our owned sources of ground water to produce enough water as a result of ongoing drought conditions.  In California, our average unit cost of water has increased due to lower water levels in our main aquifers, resulting in a need to purchase more water, as well as the higher costs of imported water.

▪                   Operation & Maintenance Related: Our operation and maintenance costs include fuel, power, labor, labor benefits, facility costs, and other ordinary costs of producing or treating water.  These costs are impacted by compliance with environmental and health safety standards. They are also typically subject to inflation effects and while we can file for recovery after inflation effects are incurred in backward looking rate making jurisdictions, we often experience a lag between the time we incur these costs and when we receive the rate increase to cover these costs. In California, which is a forward looking rate making environment, we estimate the impact of inflation in our rate filings and must absorb any costs that are different than our estimates.

▪                   General & Administrative Related: Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include information technology (“IT”), shared financial services, customer service center and environmental health and safety. In 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

▪                   Other: Other is reserved for unusual items that may impact results from time to time. Most significantly in the first quarter of 2009 our utility in New Mexico expensed $0.5 million in costs related to the settlement of a sewer fee dispute and eminent domain proceedings.

O&M Services Segment: Our O&M Services segment results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

▪                   Contract Growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in the first quarter of 2009 was from expanding the scope of work provided to existing customers.

▪                   Lost Work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. The primary driver, in the first quarter of 2009, was reduced project work as well as the cancellation of two of our contracts in California in 2008 due in part to the financial under performance of the contracts.

▪                   General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety.  In 2008, we made large investments in our consolidated support functions that have driven costs higher but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

▪                   Other:  Other is reserved for unusual items that may impact results from time to time, such as legal fees, fines or the elimination of certain non-core service offerings. Most significantly in the first quarter of 2009, we eliminated certain non-core service offerings in Colorado.

Texas MUD Services Segment: Our Texas MUD Services segment’s results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

▪                   Contract Growth:  Growth is generally due to new contracts, additional project work and contract price increases.  In the first quarter of 2009, our growth was primarily driven by increases in service order work.

▪                   Lost Work: Lost work is generally driven by lost contracts, reduction in project work or a reduction in ancillary services, such as new taps and inspection services for new home construction.  In the first quarter of 2009, lost work was primarily driven by lost contracts.

▪                   General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

▪                   Other:  Other is reserved for unusual items that may impact results from time to time.

Corporate Segment: Our corporate segment represents costs related to executive management, investor relations, human resources, general legal and insurance, certain IT functions that support all operations and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation. In the first quarter of 2009, costs were primarily impacted by $5.3 million of expenses associated with our restatement of historical financial results.

On occasion, we do have other costs that flow through the segment. In 2008, the expenses associated with the Cornerstone internal-use software development project were largely supported by the corporate segment. This project upgraded our core IT infrastructure such as phones, servers and communications links. In addition, as of

January 1, 2008 we are operating on a single company-wide financial ledger system. In the fourth quarter of 2008, the remaining portions of the project were put on hold and certain portions of the project were eliminated.

In May 2009, the Company, based on additional current information, determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed and recorded a charge of $9.0 million during the quarter ended June 30, 2009, which may be reduced by any possible recoveries received from vendors or other adjustments.

Acquisitions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Our most recent significant acquisition, which affects the comparability of the historical financial condition and results of operations described in the MD&A, is the acquisition of a Birmingham, Alabama-based wastewater collection and treatment system that serves approximately 4,000 residential and commercial connections in a service area directly adjacent to our existing Shelby County collection and treatment system, acquired in January 2008 (“Riverview”).

Assets Held for Sale and Dispositions

During 2007, we committed to a plan to sell our wholesale water and wastewater operations in Texas.  In December 2008, we completed the sale of our wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million.  The wastewater treatment plant sold represents a portion of the combined water and wastewater operations’ assets and liabilities. We are uncertain whether we can consummate the sale of the remaining business during 2009, accordingly, the business activity of the water component are reflected in consolidated continuing operations in 2009.

We entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary in 2009 for cash consideration of $0.5 million paid at close and up to an additional $0.75 million of consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale.  The sale closed on April 1, 2009.

In January 2009 we reached a settlement in eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”). On May 8, 2009 we received $54.3 million in cash at closing ($60.0 million settlement and $1.3 million escrow release, less $7.0 million retained by the condemning entity in settlement of sewer treatment fees).  We used $12.3 million of the net proceeds to pay down NMUI bonds and related accrued interest, and the remaining cash proceeds of $41.9 million was used to pay the unassumed liabilities of NMUI and to pay down our revolving credit facility.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 Compared to 2008

Consolidated operating revenue increased $2.7 million, or 5.5%, to $52.4 million for the three-month period ended March 31, 2009 from $49.7 million for the same period in the prior year.  Consolidated operating expenses increased $6.7 million, or 13.7%, to $55.6 million for the three-month period ended March 31, 2009 from $48.9 million for the 2008 period. Resulting operating income decreased $4.0 million to a loss of $3.2 million for the three-month period ended March 31, 2009, from operating income of $0.8 million for the same period in the prior year.  The first quarter operating loss includes the impact of $5.3 million of costs associated with the restatement of historical financial results, as well as other costs described below.

	Three Months Ended March 31,
		2008	Increase	Percent of Revenue
(In thousands, except percentages)	2009	As Restated	(Decrease)	2009	2008

Utilities
Operating Revenue	$15,682	$14,553	$1,129
Operating Expenses	12,197	10,261	1,936	77.8%	70.5%
Operating Income (loss)	$3,485	$4,292	$(807)	22.2%	29.5%
Texas Utilities
Operating Revenue	$8,591	$8,008	$583
Operating Expenses	6,212	5,978	234	72.3%	74.7%
Operating Income (loss)	$2,379	$2,030	$349	27.7%	25.3%
O&M Services
Operating Revenue	$9,147	$9,638	$(491)
Operating Expenses	9,010	9,845	(835)	98.5%	102.1%
Operating Income (loss)	$137	$(207)	$344	1.5%	-2.1%
Texas MUD Services
Operating Revenue	$18,976	$17,467	$1,509
Operating Expenses	18,542	17,438	1,104	97.7%	99.8%
Operating Income (loss)	$434	$29	$405	2.3%	0.2%
Corporate
Operating Expenses	$9,629	$5,370	$4,259
Total
Total Operating Revenue	$52,396	$49,666	$2,730
Total Operating Expenses	55,590	48,892	6,698	106.1%	98.4%
Operating Income (Loss)	$(3,194)	$774	$(3,968)	(6.1)%	1.6%

Utilities

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income

Three months ended March 31, 2008 (As Restated)	$14,553	$10,261	$4,292
Growth Related	514	278
Rate Related	1,064
Demand Related	(449)
Supply Related		794
G&A Related		378
Other		486
Three months ended March 31, 2009	$15,682	$12,197	$3,485

Operating revenue increased $1.1 million, or 7.8%, to $15.7 million for three months ended March 31, 2009 from $14.6 million for the same period in prior year.  The net increase was primarily due to the following events:

•                   Growth Related: A $0.5 million increase primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                   Rate Related: A $1.1 million increase due to rate increases in California and Alabama, of which $0.9 million is due to our California utility implementing a step rate increase in July 2008 and general rate increase in January 2009, and $0.2 million is due to rate increases at two of our Alabama utilities.

•                   Demand Related: A $0.4 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts.

Operating expenses increased $1.9 million, or 18.9%, to $12.2 million for the three months ended March 31, 2009, from $10.3 million for same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth Related: A $0.3 million increase due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                   Supply Related: A $0.8 million increase primarily due to higher average unit costs of delivered water in California.

•                   G&A Related: A $0.4 million increase due to general and administrative costs, primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

•                   Other: A $0.5 million increase, primarily due to costs associated with the eminent domain proceedings at our New Mexico utility, including a sewer fee dispute with the condemning entity, and legal fees.

As a result of the above events, operating income decreased $0.8 million, to $3.5 million for the three months ended March 31, 2009, from $4.3 million for the same period in the prior year.  The 2009 first quarter operating income includes the impact of the $0.5 million of Other costs described above.

Texas Utilities

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income

Three months ended March 31, 2008 (As Restated)	$8,008	$5,978	$2,030
Rate Related	583
Supply Related		142
O&M Related		(284)
G&A Related		376
Three months ended March 31, 2009	$8,591	$6,212	$2,379

Operating revenue increased $0.6 million, or 7.3%, to $8.6 million for three months ended March 31, 2009 from $8.0 million for the same period in prior year. The net increase was primarily due to the following events:

•                   Rate Related: A $0.6 million increase primarily due to rate increases at three small utilities implemented in the latter half of 2008 and a step-increase in rates at one utility during the first quarter of 2009.

Operating expenses increased $0.2 million, or 3.9%, to $6.2 million for the three months ended March 31, 2009, from $6.0 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Supply Related: A $0.1 million increase due to increased purchased water as a result of the inability of our owned sources of ground water to produce enough water due to ongoing drought conditions.

•                   O&M Related: A $0.3 million decrease, primarily driven by reduced auto, labor and supply expenses, partially offset by an increase in depreciation and water treatment costs.

•                   G&A Related: A $0.4 million increase primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

As a result of the above events, operating income increased $0.4 million, to $2.4 million for the three months ended March 31, 2009, from income of $2.0 million for the same period in the prior year.

O&M Services

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income (Loss)

Three months ended March 31, 2008 (As Restated)	$9,638	$9,845	$(207)
Contract Growth	955	397
Lost Work	(1,145)	(1,036)
G&A Related		120
Other	(301)	(316)
Three months ended March 31, 2009	$9,147	$9,010	$137

Operating revenue decreased $0.5 million, or 5.1%, to $9.1 million for the three months ended March 31, 2009 from $9.6 million for the same period in the prior year. The decrease in revenue was primarily due to the following events:

•                   Contract Growth: A $1.0 million increase, primarily due to $0.4 million of increased project work in the southeast and $0.5 million from price and scope increases, primarily in California.

•                   Lost Work: A $1.1 million decrease due to lost contracts and reduced project work, including $0.5 million relating to two underperforming contracts in the west region that were terminated by management in late 2008.

•                   Other: A $0.3 million decrease as we stopped certain non-core service offerings in Colorado.

Operating expenses decreased $0.8 million, or 8.5% to $9.0 million for the three months ended March 31, 2009, from $9.8 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract Growth: A $0.4 million increase due to new and expanded scope on contracts identified above.

•                   Lost Work: A $1.0 million decrease due to lost contracts and reduced project work.

•                   G&A related: A $0.1 million increase due to costs related to our strategy to consolidate support facilities.

•                   Other: A $0.3 million decrease as we stopped pursuing certain service offerings in Colorado.

As a result of the above events, operating income increased $0.3 million to $0.1 million for the three months ended March 31, 2009, from a loss of $0.2 million for the same period in the prior year.

Texas MUD Services

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income

Three months ended March 31, 2008 (As Restated)	$17,467	$17,438	$29
Contract Growth	2,718	1,654
Lost Work	(1,209)	(481)
G&A Related		(69)
Three months ended March 31, 2009	$18,976	$18,542	$434

Operating revenue increased $1.5 million, or 8.6%, to $19.0 million for three months ended March 31, 2009 from $17.5 million for the same period in the prior year. The increase was primarily due to the following events:

•                   Contract Growth: A $2.7 million increase due to contract pricing increases and increases in service order work, generally related to improvements in plant and facilities of our clients.

•                   Lost Work: A $1.2 million decrease in revenue due to the loss of several contracts in our Houston and Austin markets to low-priced competition and a general slowdown in the housing market.

Operating expenses increased $1.1 million, or 6.3%, to $18.5 million for the three months ended March 31, 2009, from $17.4 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Contract Growth: A $1.7 million increase in general operating costs related to increases in service and maintenance work orders.

•                   Lost Work: A $0.5 million decrease related to lost contracts.

•                   G&A Related: a $0.1 million decrease, primarily due to miscellaneous savings and efficiency gains in general and administrative costs, partially offset by a $0.3 million increase in bad debt expense largely related to close out work on lost contracts and slower pay from municipal clients on developer related costs.

As a result of the above events, operating income increased $0.4 million to $0.4 million for the three months ended March 31, 2009, compared to income of $29,000 for the same period in the prior year.

Corporate

Operating expenses increased $4.3 million, or 79.3%, to $9.6 million for the three months ended March 31, 2009, from $5.4 million for the same period in the prior year.

The net increase was primarily due to the following events:

•                   Project Costs: A $0.7 million decrease as result of costs incurred in the first quarter of 2008 related to our Cornerstone internal-use software development project. In October 2008, we announced the suspension of the project due to the uncertain financial markets that led to the decision to minimize all cash expenditures.

•                   G&A Related: A $0.3 million decrease related to reductions in corporate overhead departments.

•                   Other: A $5.2 million increase, primarily driven by $5.3 million of financial restatement related costs, including audit fees and accounting resource expenses to support the restatement of historical financial results, partially off-set by reduced costs associated with expenditures in the comparable period for the evaluation of a strategic business opportunity.

Other Income (Expense)

Aggregate other expenses decreased $0.2 million, or 11.1% to $2.0 million for the three months ended March 31, 2009, compared to $2.3 million for the same period in the prior year as follows:

	Three Months Ended March 31,
		2008
(In thousands)	2009	As Restated	Change

Interest expense	$(2,076)	$(2,310)	$234
Interest income	36	50	(14)
Total	$(2,040)	$(2,260)	$220

Interest Expense. Interest expense decreased by $0.2 million, or 10.1%, to $2.1 million for the three months ended March 31, 2009 from $2.3 million for the same period during the prior year.

The change in total interest incurred is primarily due to decreased interest rates.  The weighted average effective annual interest rate on total borrowings was approximately 4.2% for the three months ended March 31, 2009 and 5.3% for the same period in the prior year.

The decreased rates of interest were offset by an increase in borrowing levels. The average balance of interest bearing debt outstanding increased to $197.8 million during the three months ended March 31, 2009 compared to $173.9 million for the same period in the prior year.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of (37.8)% for the three months ended March 31, 2009 compared to a benefit of (35.0)% for the same period in 2008.  The lower effective rate in 2008 is caused by state income taxes reducing the expected overall income tax benefit at a more normalized effective rate.

Loss from Discontinued Operations

Loss from discontinued operations during the three month period ended March 31, 2008, which pertains to a wastewater business which we held for sale, was $8,000.

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

Our statements of cash flows are summarized as follows:

	Three Months Ended
	March 31,
		2008
(In thousands)	2009	As Restated	Change

Net cash provided by (used in):
Continuing operations:
Operating activities	$1,622	$(6,584)	$8,206
Investing activities	(3,986)	(29,910)	25,924
Financing activities	3,833	35,768	(31,935)
Total continuing operations	1,469	(726)	2,195
Discontinued operations:
Operating activities	—	(8)	8
Total discontinued operations	—	(8)	8
Increase (decrease) in cash and cash equivalents	$1,469	$(734)	$2,203

Cash Flows from Operating Activities of Continuing Operations. Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2009 versus cash used of $6.6 million for the same period last year. Operational aspects of our businesses that affected working capital in 2009 versus 2008 are highlighted below:

•                   a net loss of $3.2 million;

•                   non-cash operating expenses of  $5.6 million; and,

•                   changes in operating assets and liabilities decreasing cash by $0.8 million.

Cash Flows from Investing Activities of Continuing Operations. Cash used in investing activities totaled $4.0 million represent purchases on property, plant and equipment, principally within our utility segments.

Cash Flows from Financing Activities of Continuing Operations. During the three months ended March 31, 2009, we financed our growth through a broad range of capital initiatives:

•                   borrowed a net amount of $5.5 million under our revolving line of credit; and

•                   received $0.4 million of capital improvement reimbursements and contributions in aid of construction.

Revolving lines of credit were primarily used to fund our investing activities and, to a lesser extent, to fund operations. Additional borrowing availability under our revolving credit facility was $43.2 million as of March 31, 2009.

During the three months ended March 31, 2009 we did not declare dividends, although the dividend declared in December 2008 was paid in January 2009 at a quarterly dividend rate of $0.025 per share.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2009, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ended December 31,
		Remainder	2010	2012	2014
		of	and	and	and
(In thousands)	Total	2009	2011	2013	Beyond

Long-term debt (1):
Bank line of credit (2)	103,500	—	—	103,500	—
Mortgage bonds (3)	45,000	12,000	—	—	33,000
Bank term loans (4)	30,767	616	1,646	1,646	26,859
Convertible subordinated debentures (5)	11,912	—	—	—	11,912
Capital lease obligations (6)	3,944	805	2,140	999	—
Economic development revenue bonds (7)	1,810	120	260	295	1,135
Note Payable	78	78	—	—	—
Total long-term debt	197,011	13,619	4,046	106,440	72,906

Repayment of advances for construction (8)	9,888	690	1,366	827	7,005
Water purchase commitment (9)	7,067	345	920	920	4,882
Operating lease obligations	22,516	3,852	6,985	3,703	7,976
Total obligations as of March 31, 2009 (10)	236,482	18,506	13,317	111,890	92,769

(1)             Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the condensed consolidated financial statements included in this report and in our 2008 Annual Report on Form 10-K.

(2)             The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin either: a) over the LIBOR rate; or b) under the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 5.22% as of March 31, 2009.

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

(8)             Advances for construction are non-interest bearing.  Our repayment assumptions on certain obligations are based upon forecasted connection growth.  If forecasted connections do not materialize, the related payments are not due and corresponding amounts become contributed capital.

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

At March 31, 2009, we had working capital of $14.9 million compared to working capital of $11.0 million at December 31, 2008.

We have access to $110 million in financing under a revolving credit facility that expires February 15, 2013. A total of eight banks participate in the facility. At March 31, 2009, we were operating under an amendment to our Credit Agreement, primarily allowing for additional time with regards to financial filings. At that time, we had $43.2 million of additional borrowings available under our revolving credit facility, which expires on February 15, 2013. Subsequent to the end of the quarter, we entered into additional amendments to our Credit agreement which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regards to the debt to capitalization ratio. The agreement requires we maintain a ratio below 60%. We anticipated the impact of the restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, would create a default under the debt to capitalization covenant. The default was cured due to the second amendment to the credit agreement dated May 28, 2009.  Our credit facility was reduced from $150 million to $110 million as part of the second amendment, leaving $38 million of available liquidity on the facility under the new amendment as of May 28, 2009.  Our ability to comply with financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as other factors beyond our control. Continued opportunity for operating improvements, cash management and suspension of elective capital expenditures should improve our ability to comply with the covenants in the revolving credit facility. As of June 30, 2009, our debt to capitalization ratio was estimated at 56%. Under the amendments discussed above, we also were provided additional time to file our March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q.  It is our intention to meet the extended filing deadlines provided in the amendment, and to remain current on our filings thereafter.

As part of the Amended Credit Agreement with our primary working capital line, we have agreed to only utilize up to an additional $12.5 million under our capital lease facility.  Our California and New Mexico mortgage bond indentures permit the issuance of an additional $91.2 million of first mortgage bonds at March 31, 2009. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California and New Mexico utilities paid to the parent company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $50.4 million at March 31, 2009. We were in compliance with or obtained waivers for all loan agreement covenants during the three-month period ended March 31, 2009.

We have on file a registration statement with the Securities and Exchange Commission, which is effective for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. To date we have issued approximately $43.6 million of common stock under the shelf registration, and about $6.4 million remains available for issuance at March 31, 2009. As we were unable to timely file our required SEC filings for the September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on this Form 10-K, we can not use Registration Statements on Form S-3 for registration of our securities with the SEC at this time. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Accordingly, we will have to meet more demanding requirements to register additional securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could be limited.

In January 2009 we reached a settlement of eminent domain proceedings against our New Mexico utility. On May 8, 2009 we received $53.9 million in cash at closing ($60 million settlement and $0.9 million escrow release, less $7.0 million retained by ABCWA in settlement of sewer treatment fees) and incurred $0.2 million of transactional costs.  We used $12.3 million of the net proceeds to pay down NMUI bonds and related accrued interest, and we used the remaining cash proceeds of $41.4 million to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

At March 31, 2009, we had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under our credit facility.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 2009, we had $197.7 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $103.5 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 4.06% as of March 31, 2009. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $1.0 million per year.

Our fixed-rate debt, which has a carrying value of $94.2 million, has a fair value of $91.9 million as of March 31, 2009. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% as of March 31, 2009. A hypothetical ten percent decrease in annual interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $5.6 million.

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

As discussed in the Explanatory Note at the beginning of this report, we have restated our previously filed financial statements.  In this Form 10-Q, we are restating our condensed consolidated statement of operations and statement of cash flows for the three months ended March 31, 2008.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.

In connection with our assessment of our disclosure controls and procedures, we have identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2009:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our controls during the three months ended March 31, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to March 31, 2009, we have implemented a remediation plan (“the Plan”) to address the material weaknesses for each of the affected areas presented above. The Plan builds upon many of the initiatives we started over the past two years, such as development of a centralized financial services platform and consolidation of financial accounts onto a common system.  The Plan will ensure that each area affected by a material control weakness is put through a comprehensive remediation process.  The remediation process entails a thorough analysis which includes the following phases:

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

Subsequent to March 31, 2009, we have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described above including the establishment of the Controls Committee. The Controls Committee has concentrated their efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, emphasizing accountability and a strict adherence to generally accepted accounting principles and financial reporting integrity, (ii) taking certain personnel actions, (iii) clarification and documentation of key accounting policies and processes, (iv) comprehensive training for Finance and Accounting Department personnel, (v) the implementation of policies and procedures to ensure that we retain important business and accounting records, and (vi) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.  This work will continue during 2009 and after.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no new, material developments to or terminations of legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject during the period covered by this Quarterly Report.

ITEM 1A.       RISK FACTORS

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

10.17

Credit Agreement dated at February 15, 2008 among the Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, KeyBank National Association, as Syndication Agent, and CoBank ACB, U.S. Bank National Association and JPMorgan Chase Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on February 22, 2008)

10.17.1

Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 19, 2008 (incorporated by reference to Exhibit 10.17.1 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.2

Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 28, 2009 (incorporated by reference to Exhibit 10.17.2 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.3

Amendment No. 3 to Amended and Restated Credit Agreement dated as of June 17, 2009 (incorporated by reference to Exhibit 10.17.3 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.4

Amendment No. 4 to Amended and Restated Credit Agreement dated as of July 9, 2009 (incorporated by reference to Exhibit 10.17.4 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.5

Amendment No. 5 to Amended and Restated Credit Agreement dated as of July 31, 2009 (incorporated by reference to Exhibit 10.17.5 included in the Company’s Form 10-Q filed with the Commission on August 3, 2009)

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: August 25, 2009	/s/ DAVID STANTON
David Stanton
Chief Financial Officer