Form 10-Q
period 2009-06-30
SOUTHWEST WATER CO
filed 2009-09-18
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 31, 2009

Common Stock, $.01 par value per share	24,888,745 shares

EXPLANATORY NOTE REGARDING RESTATEMENTS

SouthWest Water Company and its subsidiaries’ (“SouthWest Water” or the “Company”) condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2008 and related financial information have been restated to correct certain accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2, “Restatement of Condensed Consolidated Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate. Throughout the financial statements, the term “as previously reported” will be used to refer to balances from the 2008 condensed consolidated financial statements as reported prior to restatement for the correction of errors.

We have not filed amendments to any previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

PART I — FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	June 30, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$1,580	$1,112
Accounts receivable, net	31,688	29,697
Prepaid expenses and other current assets	24,541	26,902

Total current assets	57,809	57,711

Property, Plant and Equipment, net	315,360	429,251

Other Assets:
Goodwill	16,475	17,652
Intangible assets	1,349	1,666
Other assets	20,600	20,927

Total assets	$411,593	$527,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$13,745	$16,139
Current portion of long-term debt	2,162	2,213
Other current liabilities	18,554	28,370

Total current liabilities	34,461	46,722

Other Liabilities and Deferred Credits:
Long-term debt, less current portion	149,847	190,578
Deferred income taxes	27,310	23,750
Advances for construction	8,928	8,910
Contributions in aid of construction	44,967	117,113
Other liabilities and deferred credits	26,502	26,334

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	249	249
Additional paid-in capital	147,928	147,775
Accumulated deficit	(29,158)	(34,794)
Accumulated other comprehensive income	101	112

Total stockholders’ equity	119,578	113,800

Total liabilities and stockholders’ equity	$411,593	$527,207

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008 As Restated	2009	2008 As Restated

Operating revenue	$52,416	$54,170	$102,508	$101,583

Expenses:
Operating expenses	50,052	48,205	99,959	91,938
Depreciation and amortization	3,857	3,526	7,690	7,009
Impairment of long-lived assets	8,115	1,075	8,115	1,075
Total operating expenses	62,024	52,806	115,764	100,022

Operating income (loss)	(9,608)	1,364	(13,256)	1,561

Other income (expense):
Interest expense	(2,975)	(2,092)	(4,862)	(4,212)
Interest income	48	60	84	108
Loss from continuing operations before income taxes	(12,535)	(668)	(18,034)	(2,543)

Benefit from income taxes	(4,472)	(233)	(6,566)	(890)

Loss from continuing operations	(8,063)	(435)	(11,468)	(1,653)

Income from discontinued operations, net of tax	17,559	415	17,731	660

Net income (loss)	9,496	(20)	6,263	(993)
Preferred stock dividends	(6)	(6)	(6)	(12)

Net income (loss) applicable to common stockholders	$9,490	$(26)	$6,257	$(1,005)

Income (loss) per common share:
Basic and Diluted:
Loss from continuing operations	$(0.33)	$(0.02)	$(0.47)	$(0.07)
Income from discontinued operations	0.71	0.02	0.72	0.03
Net income (loss) applicable to common stockholders	$0.38	$—	$0.25	$(0.04)

Weighted average common shares outstanding:
Basic	24,608	24,507	24,604	24,444
Diluted	24,608	24,507	24,604	24,444

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Preferred Stock		Common Stock		Additional		Accumulated Other
	Number of		Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
(In thousands)

Balance - December 31, 2008	9	$458	24,897	$249	$147,775	$(34,794)	$112	$113,800

Comprehensive income:
Net income	—	—	—	—	—	6,263	—	6,263
Other comprehensive income:
Amortization of actuarial gains	—	—	—	—	—	—	(11)	(11)
Comprehensive income								6,252
Cancelled restricted stock awards	—	—	(5)	—	—	—	—	—
Post-vest cancellations of non-qualified stock options	—	—	—	—	(178)	—	—	(178)
Share-based compensation	—	—	—	—	331	—	—	331
Cash dividends declared:
Preferred stock—$0.65625	—	—	—	—	—	(6)	—	(6)
Common stock—$0.025	—	—	—	—	—	(621)	—	(621)

Balance - June 30, 2009	9	$458	24,892	$249	$147,928	$(29,158)	$101	$119,578

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
		2008
(In thousands)	2009	As Restated

Cash flows from operating activities of continuing operations:
Net income (loss)	$6,263	$(993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(17,731)	(660)
Depreciation and amortization	7,690	7,009
Deferred income taxes	2,963	1,519
Provision for doubtful accounts	984	1,020
Share-based compensation expense	331	490
Post-vest cancellations of non-qualified stock options	(178)	—
Impairment of long-lived assets	8,115	1,075
Gain on sale of businesses and assets	(598)	—
Amortization of deferred financing costs	341	134
Other, net	202	(75)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,052)	(5,120)
Other current assets	2,829	3,189
Other assets	1,043	(2,511)
Accounts payable	(2,872)	(7,965)
Other current liabilities	(484)	(4,318)
Other liabilities	(1,437)	174
Other, net	—	(53)
Net cash provided by (used in) operating activities	3,423	(7,085)

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(6,306)	(13,971)
Acquisition of businesses, net of cash acquired	—	(23,330)
Proceeds from sale of minority interest	—	170
Proceeds from sale of businesses	54,436	—
Proceeds from sale of equipment	125	9
Net cash provided by (used in) investing activities	48,255	(37,122)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	28,000	137,500
Repayments under lines of credit	(55,600)	(90,500)
Capital improvement reimbursements	3,389	1,367
Proceeds from share-based equity incentive plans and stock purchase plans	—	1,763
Contributions in aid of construction	—	11
Dividends paid	(1,256)	(2,953)
Payments on long-term debt	(13,131)	(1,046)
Repayment of advances for construction	—	(432)
Deferred financing costs	(2,579)	(532)
Net cash provided by (used in) financing activities	(41,177)	45,178

Cash flows from discontinued operations:
Operating activities	(8,095)	1,010
Investing activities	(291)	(954)
Financing activities	(1,647)	(94)
Net cash provided by (used in) discontinued operations	(10,033)	(38)

Net increase in cash and cash equivalents	468	933

Cash and cash equivalents at beginning of period	1,112	2,950

Cash and cash equivalents at end of period	$1,580	$3,883

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements are unaudited. SouthWest Water Company (the “Company”) believes the interim financial statements are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. These adjustments include all normal recurring adjustments.

The December 31, 2008 condensed consolidated balance sheet data were derived from the audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”), and, as a result, are labeled unaudited.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company elected this one-year deferral and began applying the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis in the current fiscal year beginning January 1, 2009. The Company had no nonrecurring measurements recognized at fair value during the quarter ended June 30, 2009. The Company generally applies fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS 142, and (2) valuing potential impairment losses related to long-lived assets accounted for pursuant to SFAS 144. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s revolving credit facility and long-term debt with aggregate book values of $152.0 million and $192.8 million had fair values of approximately $142.7 million and $196.4 million as of June 30, 2009 and December 31, 2008, respectively. The Company believes that these changes in fair value from their carrying amounts are primarily due to current unstable economic conditions and the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts by using recent trade activity, available market information and commonly accepted valuation methodologies (Level 2). However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities.  The Company has adopted the disclosure requirements of FSP 107-1 for the quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, SFAS 165 is effective for financial statements issued after June 15, 2009.  The Company has adapted SFAS 165 for the quarter ended June 30, 2009. The Company has evaluated the existence of subsequent events through September 17,2009 and has not indentified any significant subsequent events or transactions which would require recognition or disclosure in the financial statements other than that disclosed in Note 11.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. In June 2009, the Company identified adjustments related to prior periods not previously recognized and recorded an after-tax charge of $0.2 million and $0.5 million for the three- and six-month periods ended June 30, 2009, respectively.  Management has determined that the effect of recognizing these adjustments during 2009 is not considered material to the Company’s results of operations for the three- and six-month periods ended June 30, 2009 or for any prior period.

Note 2.  Restatement of Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2008 and its condensed consolidated statement of cash flows for the six-month period ended June 30, 2008.

Descriptions of the significant restatement adjustments recorded are as follows:

Application of SFAS 71

Management determined that three of the Company’s utilities previously applying SFAS 71 in the Texas Utilities segment and one utility in the Utilities segment did not meet the criteria for application of SFAS 71 because their cost structures have not allowed for full recovery of their cost of service. The Company will continue to report these entities as utilities within the Texas Utilities and Utilities operating segments, respectively. The error impacts the related capitalization of inter-company profit margin, retired assets and certain costs associated with rate filings.

Management determined that the remaining utilities in the Texas Utilities segment met the criteria for application of SFAS 71; however, management also determined that inter-company profit was not eliminated, in error, as it is not probable that the Company would recover this cost in future rates, as required by SFAS 71.

Management also determined that two of the Company’s Alabama wastewater utilities in the Utilities segment and a wholesale water and wastewater business within the Texas Utilities segment did not meet the criteria for application of SFAS 71 because the rates charged by these entities are not established, or subject to approval, by an independent third-party regulator. Accordingly, capitalized inter-company profit margin included in certain fixed assets has been expensed.

Aggregate net charges to income from continuing operations before income taxes related to SFAS 71 issues, included the correction of the inappropriate capitalization of inter-company profit, of $0.5 million, and $1.1 million for the three- and six-month periods ended June 30, 2008, respectively.

Accounting for Acquisitions

The Company determined that principles related to the accounting for certain business combinations were misapplied and errors were made in establishing the rate of depreciation of assets acquired, and in performing the initial allocation of the purchase price to assets and liabilities acquired.  The Company applied a rate of depreciation that did not consider the length of time the assets were in service prior to being acquired, and depreciation expense was

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

understated. The correction of these errors increased depreciation and amortization expense by $0.2 million in both the three- and six-month periods ended June 30, 2008.

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

In the aggregate, the adjustments described above resulted in increased income before taxes of $0.7 million for both the three- and six-month periods ended June 30, 2008.

Capitalization of Operating Expenses

The Company determined that its capitalization accounting treatment for certain water and sewer taps was not appropriate, and accordingly recorded additional expense of $0.1 million and $27,000 for the three- and six-month periods ended June 30, 2008, respectively.

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

For the three- and six-month periods ended June 30, 2008 presented in the “Restatement Adjustments- Other” columns in the tables below, the $0.2 million and $0.3 million increase in operating losses were offset by a $0.2 million and $0.6 million net tax benefit, respectively.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The nature of the restatement adjustments and the impact on the Company’s previously reported condensed consolidated statement of operations for the three-month period ended June 30, 2008 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Three Months Ended June 30, 2008	As Previously Reported	Reclass- ifications (1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated	Discontinued Operations (3)	As Restated and Adjusted for Discontinued Operations

Operating revenue	$57,066	$—	$83	$—	$296	$69	$(586)	$56,928	$(2,758)	$54,170
Expenses:
Operations and maintenance	53,692	(3,362)	316	(65)	(427)	131	(535)	49,750	(1,545)	48,205
Depreciation and amortization	—	3,362	311	230	(208)	(25)	121	3,791	(265)	3,526
Impairment of long-lived assets	—	—	—	—	210	—	—	210	865	1,075
Total expenses	53,692	—	627	165	(425)	106	(414)	53,751	(945)	52,806
Operating income	3,374	—	(544)	(165)	721	(37)	(172)	3,177	(1,813)	1,364

Interest expense	(2,042)	(303)	41	(18)	—	—	41	(2,281)	189	(2,092)
Interest income	132	—	—	—	—	—	(78)	54	6	60
Income (loss) from continuing operations before income taxes	1,464	(303)	(503)	(183)	721	(37)	(209)	950	(1,618)	(668)
Provision for (benefit from) income taxes (2)	573	—	—	—	—	—	(242)	331	(564)	(233)
Income (loss) from continuing operations	891	(303)	(503)	(183)	721	(37)	33	619	(1,054)	(435)
Income (loss) from discontinued operations, net of tax	(1,678)	303	—	—	1,352	—	—	(23)	438	415
Net loss	(787)	—	(503)	(183)	2,073	(37)	33	596	(616)	(20)
Preferred stock dividends	(6)	—	—	—	—	—	—	(6)	—	(6)
Net loss applicable to common stockholders	$(793)	$—	$(503)	$(183)	$2,073	$(37)	$33	$590	$(616)	$(26)
Earning (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.04									$(0.02)
Income (loss) from discontinued operations	(0.07)									0.02
Net loss applicable to common stockholders	$(0.03)									$—
Diluted:
Income (loss) from continuing operations	$0.04									$(0.02)
Income (loss) from discontinued operations	(0.07)									0.02
Net loss applicable to common stockholders	$(0.03)									$—

(1)	Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.
(2)	The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.
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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The nature of the restatement adjustments and the impact on the Company’s previously reported condensed consolidated statement of operations for the six-month period ended June 30, 2008 are shown in the following table (in thousands, except per share data):

			Restatement Adjustment
Six Months Ended June 30, 2008	As Previously Reported	Reclass- ifications (1)	Application of SFAS 71	Accounting for Acquisitions	Goodwill, Valuation and Accounting Estimates	Capitalization of Operating Costs	Other	As Restated	Discontinued Operations (3)	As Restated and Adjusted for Discontinued Operations

Operating revenue	$107,829	$—	$(270)	$—	$276	$(97)	$(1,197)	$106,541	$(4,958)	$101,583
Expenses:
Operations and maintenance	102,648	(8,315)	371	(120)	(388)	23	(925)	93,294	(1,356)	91,938
Depreciation and amortization	—	8,315	525	244	(207)	(50)	248	9,075	(2,066)	7,009
Impairment of long-lived assets	—	—	—	—	210	—	—	210	865	1,075
Total expenses	102,648	—	896	124	(385)	(27)	(677)	102,579	(2,557)	100,022
Operating income	5,181	—	(1,166)	(124)	661	(70)	(520)	3,962	(2,401)	1,561

Interest expense	(4,403)	—	96	(37)	—	—	355	(3,989)	(223)	(4,212)
Interest income	254	—	—	—	—	—	(157)	97	11	108
Income (loss) from continuing operations before income taxes	1,032	—	(1,070)	(161)	661	(70)	(322)	70	(2,613)	(2,543)
Provision for (benefit from) income taxes (2)	455	—	—	—	—	—	(643)	(188)	(702)	(890)
Income (loss) from continuing operations	577	—	(1,070)	(161)	661	(70)	321	258	(1,911)	(1,653)
Income (loss) from discontinued operations, net of tax	(1,965)	—	—	—	1,437	—	(117)	(645)	1,305	660
Net loss	(1,388)	—	(1,070)	(161)	2,098	(70)	204	(387)	(606)	(993)
Preferred stock dividends	(12)	—	—	—	—	—	—	(12)	—	(12)
Net loss applicable to common stockholders	$(1,400)	$—	$(1,070)	$(161)	$2,098	$(70)	$204	$(399)	$(606)	$(1,005)
Earning (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.02									$(0.07)
Income (loss) from discontinued operations	(0.08)									0.03
Net loss applicable to common stockholders	$(0.06)									$(0.04)
Diluted:
Income (loss) from continuing operations	$0.02									$(0.07)
Income (loss) from discontinued operations	(0.08)									0.03
Net loss applicable to common stockholders	$(0.06)									$(0.04)

(1)	Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.
(2)	The tax provisions related to the restatement adjustments were based on the effective rates of the jurisdictions affected.
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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the impact of the restatement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2008 (in thousands):

	Six months ended June 30, 2008
	As Previously Reported	Restatement Adjustment	As Restated

Cash flows from operating activities of continuing operations:
Net loss	$(1,388)	$395	$(993)
Adjustments to reconcile net loss to net cash used in operating activities:

(Income) loss from discontinued operations, net of tax	1,965	(2,625)	(660)
Depreciation and amortization	7,201	(192)	7,009
Deferred income taxes	234	1,285	1,519
Provision for doubtful accounts	—	1,020	1,020
Share-based compensation expense	613	(123)	490
Impairment of long-lived assets	—	1,075	1,075
Amortization of deferred financing costs	—	134	134
Other, net	—	(75)	(75)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,176)	(944)	(5,120)
Other current assets	782	2,407	3,189
Other assets	(2,443)	(68)	(2,511)
Accounts payable	(7,055)	(910)	(7,965)
Other current liabilities	(1,276)	(3,042)	(4,318)
Other liabilities	46	128	174
Other, net	(278)	225	(53)
Net cash used in operating activities	(5,775)	(1,310)	(7,085)

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(16,129)	2,158	(13,971)
Acquisition of businesses, net of cash acquired	(23,330)	—	(23,330)
Proceeds from sale of minority interest	—	170	170
Proceeds from sale of land and equipment	179	(170)	9
Net cash used in investing activities	(39,280)	2,158	(37,122)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	131,500	6,000	137,500
Repayments under lines of credit	(84,500)	(6,000)	(90,500)
Capital improvement reimbursements	1,854	(487)	1,367
Proceeds from share-based equity incentive plans and stock purchase plans	1,762	1	1,763
Contributions in aid of construction	363	(352)	11
Dividends paid	(2,953)	—	(2,953)
Payments on long-term debt	(873)	(173)	(1,046)
Deferred financing costs	(532)	100	(432)
Repayment of advances for construction	(1,140)	608	(532)
Stock option benefit adjustment	(40)	40	—
Net cash provided by financing activities	45,441	(263)	45,178

Net cash provided by (used in) discontinued operations	547	(585)	(38)

Net increase in cash and cash equivalents	933	—	933
Cash and cash equivalents at beginning of the period	2,950	—	2,950
Cash and cash equivalents at end of the period	$3,883	$—	$3,883

Note 3.  Acquisition

On January 31, 2008, the Company acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The purchase price was $23.3 million in cash which the Company borrowed under its revolving line of credit. The acquisition was accounted for as an asset purchase and the assets acquired have been recorded at their estimated fair values, consisting of $20.8 million of utility plant and $2.5 million of land.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The condensed consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are presented in the table below for the six months ended June 30, 2008 as if the acquisition had occurred as of the beginning of the period presented:

Six Months
Ended
June 30, 2008
(In thousands, except per share data)	As Restated

Operating revenue	$101,990
Loss from continuing operations	(1,602)
Loss from continuing operations applicable to common stockholders	(1,614)
Net loss applicable to common stockholders	(954)

Loss per common share, basic and diluted:
From continuing operations applicable to common stockholders	$(0.07)
Net loss applicable to common stockholders	(0.04)

The pro forma results of operations are not necessarily indicative of the results that would have been achieved had the acquisition occurred as of the date indicated or to project the results of operations for any future periods. The above information reflects adjustments for historical revenue and expenses prior to the acquisition, as well as incremental operating, general and administrative, depreciation, interest and income tax expense based on the estimated fair value of assets acquired and additional indebtedness in connection with the acquisition.

Note 4.  Assets Held for Sale, Dispositions and Impairments

Texas Wholesale Water and Wastewater

During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas.   In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and established a receivable of $0.6 million. The wastewater treatment plant sold represented a portion of the asset group held for sale. The Company is uncertain whether it can consummate the sale of the remaining water business during 2009.  Accordingly, the business activity of the water component is reflected in consolidated continuing operations in 2009.  The results of operations and cash flows for the wastewater operations are reflected as discontinued operations for the three- and six-month periods ended June 30, 2008.  Net assets held for sale at December 31, 2008 consisted of property, plant and equipment aggregating $6.3 million and deferred revenue liabilities of $3.5 million.

New Mexico Utilities, Inc.

As more fully described in Note 6, as part of a settlement of eminent domain proceedings against the Company’s New Mexico utility, New Mexico Utilities Inc., the Company completed the sale of the New Mexico utility on May 8, 2009.  The Company received $53.9 million in cash at closing ($60.0 million settlement and $0.9 million net cash settlement primarily related to accounts receivable, less $7.0 million retained by the condemning entity in settlement of sewer treatment fees).  The sale reflects a $107.2 million reduction in assets, offset by reduction in liabilities which include $69.0 million of contributions in aid of construction. The results of operations and cash flows for the New Mexico utility are reflected as discontinued operations for all periods presented.

Discontinued Operations

The following table summarizes the results of operations of the Texas wastewater and New Mexico utility operations included in the condensed consolidated statement of operations as discontinued operations:

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2008		2008
(In thousands)	2009	As Restated	2009	As Restated

Revenue	$2,425	$2,891	$4,729	$5,240
Expenses	(1,034)	(1,999)	(2,895)	(3,780)
Impairment of long-lived assets	—	(95)	—	(95)
Interest expense	(91)	(190)	(270)	(379)
Income before taxes	1,300	607	1,564	986
Income tax expense	(469)	(192)	(561)	(326)
Income before gain on sale of discontinued operations	831	415	1,003	660
Gain on sale of discountinued operations, net of $9,361 of tax	16,728	—	16,728	—
Income from discontinued operations, net of tax	$17,559	$415	$17,731	$660

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operation (“EITF 87-24”), as amended, interest expense reflects interest on debt that the Company is required to repay as a result of the sale. In addition, and also in accordance with EITF 87-24, costs and expenses exclude the allocation of general corporate overhead.

In accordance with SFAS 144, intangible and other long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The Company had determined that the carrying value of the Texas wastewater assets may not be recoverable through the sales process. As a result, impairment charges aggregating $0.1 million (all related to property, plant and equipment) were recorded during the second quarter of 2008, to reduce the carrying value of the long-lived assets to expected realizable value.

Southwest Environmental Laboratories, Inc.

The Company entered into an agreement to sell certain assets of its Southwest Environmental Laboratories, Inc. subsidiary, part of the Texas MUD Services segment, for $0.5 million paid at closing and up to an additional $0.75 million of consideration, consisting of 25% of the buyer’s quarterly aggregate sales subsequent to the sale.  The Company also entered into a separate agreement to sell the remaining asset representing real property for total consideration of $0.7 million.  These agreements closed on April 1, 2009 and April 23, 2009, respectively.  The Southwest Environmental Laboratories, Inc. subsidiary was not considered a discontinued operation in the accompanying consolidated financial statements due to on-going business relationship.

Cornerstone Internal-use Software Development Project

In May 2009, the Company terminated its previously suspended software development project; as a result, an impairment charge of $8.0 million was recorded, net of recoveries from vendors.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Long-Term Debt

Long-term debt consists of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(In thousands)	2009	2008

Revolving credit facility	$70,400	$98,000

6.85% convertible subordinated debentures due 2021	11,869	11,962

$30 million capital lease facility and other capital leases	3,645	4,332

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	9,882	10,267
5.77% fixed rate term loan due 2021	680	706
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	—	12,000

Economic Development Revenue Bonds:
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	78	78
Total long-term debt payment obligations	151,364	192,155
Unamortized Monarch term loan fair value adjustments	645	636
Total long-term debt	152,009	192,791
Less current portion of long-term debt	(2,162)	(2,213)
Long-term debt, less current portion	$149,847	$190,578

On February 15, 2008, the Company replaced its previous revolving line of credit by entering into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California (the “Bank Group”). The credit agreement provided for a $150.0 million revolving credit facility. Proceeds from the initial borrowing under the credit agreement were used to repay borrowings under the Company’s prior $100.0 million revolving line of credit.

The Company is subject to commitment fees under the facility as well as the maintenance of customary financial ratios, cash flow results and other restrictive covenants. The Company was not in compliance with certain restrictive covenants due to the failure to deliver timely its September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and its 2008 Annual Report on Form 10-K.  In addition, the Company was in violation of one of its financial covenants, specifically the debt-to-capitalization ratio, at December 31, 2008 and at March 31, 2009.   However, the Company received five amendments to the credit agreement from the Bank Group dated November 19, 2008, May 28, 2009, June 17, 2009, July 8, 2009 and July 31, 2009 which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings and with regards to the debt-to-capitalization ratio.

The May 28, 2009 amendment to the agreement reduced the total credit amount available under the line from $150.0 million to $110.0 million.

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

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the credit facility bear interest, at the Company’s option, based on a margin either over the LIBOR rate or the prime rate. The margins vary depending upon the Company’s consolidated debt to equity ratio. As of June 30, 2009, the applicable margins are 3.50% over the LIBOR rate or 2.50% over the prime rate. The nominal weighted-average annual interest rates on all credit facility borrowings outstanding were 4.41% as of June 30, 2009 and 1.58% as of December 31, 2008.

The Company had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under its revolving credit facility as of June 30, 2009. As of June 30, 2009 available borrowing was $36.3 million.

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

Additionally, the ABCWUA had asserted that NMUI owed to the ABCWUA an amount of approximately $800,000 related to back payments, penalties and interest arising from an alleged underpayment by NMUI for three years for its discharge of effluent through an unmetered second connection between NMUI and the ABCWUA. The claim was contested by NMUI. On October 29, 2008, the matter was settled by a one-time payment by NMUI to the ABCWUA of $500,000.

The New Mexico Public Regulation Commission (the “NMPRC”) ruled that NMUI may commence billing its customers for a portion of the sewer fee increase and hold the collected amounts in escrow (“Rate Rider Escrow”), pending a final court decision.

In addition, on January 19, 2007, the ABCWUA and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as defendants, in the Court (the “Petition”). The Petition sought to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleged that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company contested the Petition.  In the fourth quarter of 2008, the Company attempted to globally settle the condemnation and the sewer rate and return flow credit issues, including an $8.0 million cash offer. The settlement offer was not accepted by ABCWUA.

On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the “Agreement”) to resolve all outstanding claims, demands and existing lawsuits between them. The Agreement closed on May 8, 2009 (the “Closing”) after the financing was completed.  Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of condemnation. In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of $60.0 million plus a net cash settlement of an amount equal to the NMUI accounts receivable at the date of Closing and an amount equal to the unbilled services at the date of Closing.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NMUI also received the right to receive Rate Rider Escrow Funds deposited from the period from November 27, 2007 through January 12, 2009.  The total amount received by the Company on May 12, 2009 from the Rate Rider Escrow Funds was $1.4 million.

In addition, the settlement resolves all other legal issues between NMUI and ABCWUA including the dispute over the sewer fee the ABCWUA charged NMUI for the treatment of effluent from NMUI’s wastewater collection system and the ownership of the return flow credits from that treated wastewater, as well as all other disputed amounts of the ABCWUA. As part of the settlement, NMUI agreed to pay $7.0 million to the ABCWUA at the time of closing to resolve the sewer fee issue.  This amount was accrued at December 31, 2008, and paid in full at closing of settlement.

Net cash proceeds from settlement were $53.9 million and the resulting gain, net of direct transactional costs of $0.2 million, was $26.1 million.   Substantially all of the utility plant assets of NMUI were pledged as collateral for $12.0 million in first mortgage bonds with an original maturity of 2024.  The Company repaid these bonds in full, including accrued interest of $0.3 million. The remaining cash proceeds of $41.6 million were used to pay the balance of liabilities of NMUI, and to pay down the Company’s revolving credit facility. The sale reflects a $107.2 million reduction in assets, offset by reduction in liabilities which includes a $69.0 million reduction in of contributions in aid of construction.

Investigations

On May 18, 2005, the Environmental Protection Agency (“EPA”) executed a search warrant at the Company’s Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. The Company has cooperated fully with the EPA’s investigation and has provided the records requested. The Company remains in close cooperation and coordination with EPA’s counsel in an attempt to resolve the matter favorably. In April 2009, the Company submitted its formal request that the EPA not pursue criminal sanctions against the Company.  Given the nature and preliminary status of this matter, the Company cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

The Company received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicates that the Board has conducted an investigation of the operations of a subsidiary of the Company with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary’s status as a contract operator in California.  Since receipt of the letter, the Company has conducted an internal investigation and worked in cooperation with the Board to resolve the matter favorably. The Board has made an offer of settlement, assuming that the Company implements an acceptable compliance program that would among other things require the Company to pay fines and penalties of $1.25 million, which is fully accrued at December 31, 2008. The Company is currently in discussion with the Board with respect to this matter.

Class Action Litigation

Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases:  On November 26, 2008, an alleged purchaser of the Company’s stock filed a securities class action lawsuit in the United States District Court for the Central District of California.  The complaint generally alleges that from May 10, 2005 through November 9, 2008, the Company made false statements or omitted to state facts necessary to make the Company’s disclosures not misleading.  Five additional and substantially similar cases were filed in the same court.  On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs.  On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel.  Pursuant to stipulation of the parties, the lead plaintiff has until October 15, 2009, to file a consolidated complaint.  The Company will have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases:  On January 2, 2009, an alleged shareholder of the Company filed a shareholder derivative case on behalf of the Company, alleging breach of fiduciary duty arising from the Company’s announcement of its intent to restate its financial statements against certain of its present and former members of the Company’s Board of Directors.  Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009.  The cases were

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated on May 19, 2009.  The lead plaintiff has, by stipulation of the parties, until October 8, 2009 to file a consolidated complaint.  The Company will then have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, the Company cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

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

	Three Months Ended
	June 30,
		2008
(In thousands)	2009	As Restated

Numerators—Net loss applicable to common stockholders:
Loss from continuing operations	$(8,063)	$(435)
Less preferred stock dividends	(6)	(6)
Loss from continuing operations applicable to common stockholders, net of tax	(8,069)	(441)
Income from discontinued operations, net of tax	17,559	415
Net income (loss) applicable to common stockholders	$9,490	$(26)

Denominators—Weighted average shares outstanding:
Basic and diluted weighted average common shares outstanding, excluding unearned restricted shares	24,608	24,507

	Six Months Ended
	June 30,
		2008
(In thousands)	2009	As Restated

Numerators—Net loss applicable to common stockholders:
Loss from continuing operations	$(11,468)	$(1,653)
Less preferred stock dividends	(6)	(12)
Loss from continuing operations applicable to common stockholders, net of tax	(11,474)	(1,665)
Income from discontinued operations, net of tax	17,731	660
Net income (loss) applicable to common stockholders	$6,257	$(1,005)

Denominators—Weighted average shares outstanding:
Basic and diluted weighted average common shares outstanding, excluding unearned restricted shares	24,604	24,444

The Company has $11.9 million of 6.85% fixed-rate convertible subordinate debentures outstanding as June 30, 2009.  The debentures, due in 2021, are convertible into common stock at any time prior to maturity at a conversion price of $11.018 per share (1.1 million shares).  At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share.

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Six Months Ended June 30,
		2008
(In thousands)	2009	As Restated
Cash paid during the period for:
Interest	$4,641	$4,387
Income taxes paid, net	422	1,937

Components of cash paid for acquisitions:
Fair value of assets acquired	$—	$23,330
Liabilities assumed	—	—
Cash paid for acquisitions	$—	$23,330

Non-cash investing and financing activities:
Equipment acquired through capital lease	$—	$132
Debentures converted into common stock	—	14

Note 9.  Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

The Company has a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts offered by the Company were 5% for the DRIP and 0% for the DSPP as of June 30, 2009. As of June 30, 2009, there are 3.7 million shares authorized for issuance under the plan of which 0.7 million shares remain available for issuance.  However, in November 2008, the Company determined that participation in these plans should be suspended due to the Company’s ineligibility to use its Registration Statement on Form S-3 until after the Company is current in all SEC filings and has timely filed all reports due in the preceding 12 months.

Note 10.  Segment Information

The Company’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through its operating subsidiaries, the Company owns 131 systems and operates hundreds more under contract to cities, utility districts and private companies. The Company has four reporting segments. The Company separates its segments first by whether it owns the utility or provides contract services to others. Its owned water and wastewater utilities are referred to as its Utilities operations. In its financial statements the Company reports its Texas Utilities operations as a separate segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through rates it charges. The Company’s contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present information about the operations of each segment for the three- and six-month periods ended June 30, 2009 and 2008.  The 2008 amounts have been adjusted to correct the errors discussed in Note 2.

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.	Consol- idated

Three Months Ended June 30, 2009

Operating revenue	$16,433	$9,005	$8,981	$17,997	$—	$52,416

Expenses:
Operating expenses	8,333	5,785	9,007	17,617	9,310	50,052
Depreciation and Amortization	1,998	1,180	140	199	340	3,857
Impairment of long-lived assets	—	—	—	122	7,993	8,115
Total expenses	10,331	6,965	9,147	17,938	17,643	62,024

Operating income (loss)	6,102	2,040	(166)	59	(17,643)	(9,608)
Interest expense	(622)	(384)	(28)	(2)	(1,939)	(2,975)
Interest income	26	16	1	2	3	48
Other income (expense)	156	(284)	(85)	(96)	309	—
Income (loss) from continuing operations before income taxes	$5,662	$1,388	$(278)	$(37)	$(19,270)	$(12,535)

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.	Consol- idated

Three Months Ended June 30, 2008 (As Restated)

Operating revenue	$16,208	$8,723	$10,449	$18,790	$—	$54,170

Expenses:
Operating expenses	8,467	6,018	10,672	18,787	4,261	48,205
Depreciation and Amortization	1,810	859	64	309	484	3,526
Impairment of long-lived assets	—	865	—	210	—	1,075
Total expenses	10,277	7,742	10,736	19,306	4,745	52,806

Operating income (loss)	5,931	981	(287)	(516)	(4,745)	1,364
Interest expense	(546)	(334)	(1)	(33)	(1,178)	(2,092)
Interest income	9	2	13	26	10	60
Other income (expense)	111	(821)	(176)	121	765	—
Income (loss) from continuing operations before income taxes	$5,505	$(172)	$(451)	$(402)	$(5,148)	$(668)

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.	Consol- idated

Six Months Ended June 30, 2009

Operating revenue	$29,812	$17,596	$18,128	$36,972	$—	$102,508

Expenses:
Operating expenses	16,721	10,837	17,884	35,944	18,573	99,959
Depreciation and Amortization	3,951	2,340	273	413	713	7,690
Impairment of long-lived assets	—	—	—	122	7,993	8,115
Total expenses	20,672	13,177	18,157	36,479	27,279	115,764

Operating income (loss)	9,140	4,419	(29)	493	(27,279)	(13,256)
Interest expense	(1,190)	(827)	(56)	(4)	(2,785)	(4,862)
Interest income	53	20	2	5	4	84
Other income (expense)	264	(428)	(147)	(171)	482	—
Income (loss) from continuing operations before income taxes	$8,267	$3,184	$(230)	$323	$(29,578)	$(18,034)

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.	Consol- idated

Six Months Ended June 30, 2008 (As Restated)

Operating revenue	$28,508	$16,731	$20,087	$36,257	$—	$101,583

Expenses:
Operating expenses	15,445	10,887	20,459	35,916	9,231	91,938
Depreciation and Amortization	3,421	1,967	122	617	882	7,009
Impairment of long-lived assets	—	865	—	210	—	1,075
Total expenses	18,866	13,719	20,581	36,743	10,113	100,022

Operating income (loss)	9,642	3,012	(494)	(486)	(10,113)	1,561
Interest expense	(1,107)	(662)	(1)	(70)	(2,372)	(4,212)
Interest income	24	12	13	49	10	108
Other income (expense)	264	(1,753)	(159)	155	1,493	—
Income (loss) from continuing operations before income taxes	$8,823	$609	$(641)	$(352)	$(10,982)	$(2,543)

SOUTHWEST WATER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Subsequent Events

On July 16, 2009 the Company declared quarterly cash dividends of $0.025 per share of common stock and $0.65625 per share of Series A preferred stock.  The dividends were paid on August 12, 2009 to stockholders of record as of July 27, 2009.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

SouthWest Water Company and its subsidiaries’ (“SouthWest Water” or the “Company”) condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2008 and condensed consolidated statement of cash flows for the six-month period ended June 30, 2008 and related financial information have been restated to correct for certain accounting errors. For further details on the nature of the corrections and the related effects on the Company’s previously issued consolidated financial statements, see Note 2 to our Condensed Consolidated Financial Statements, “Restatement of Condensed Consolidated Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate. Throughout this Quarterly Report, the term “as previously reported” will be used to refer to balances from the 2008 condensed consolidated financial statements as reported prior to restatement for the errors.

The corrections to the reports for the affected prior period are contained in this report on Form 10-Q, and we are not filing a separate amended report for such period.

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

OVERVIEW

SouthWest Water’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through our operating subsidiaries, we own 131 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

In the past ten years, we have completed over 19 acquisitions of both utility and contract service businesses. These acquisitions previously operated largely independent of each other, resulting in a complex business structure with varying business practices. In 2006, our Board of Directors appointed a new Chief Executive Officer to, among other things, review Company operations and plan for future growth. Beginning in 2007, we implemented changes to better integrate the various segments of the business.  In 2007 and 2008, we made a major change to how we operate; we consolidated many of the departments that provide common support functions such as environmental health and safety, our financial and accounting services, information technology and our customer call center. These consolidated departments allocate their costs to each operating segment where appropriate. In 2008, our operations were divided into four operating segments to better focus the distinct strategies of each of our operating businesses. Each segment has imbedded in it the direct operating cost and infrastructure to deliver on its business plan, relying upon the allocated common support functions discussed above. Each operating segment is led by a Managing Director and a Financial Director.  We believe this management structure brings both direct operational and financial accountability to each of the operations.

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

Utilities consist of our owned water and wastewater utilities located in California, Alabama and Mississippi. Our New Mexico utility was part of this segment prior to its sale in May 2009 (see Note 6 to our Condensed Consolidated Financial Statements, “Legal Proceedings,” for detailed information on the New Mexico utility sale). Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 91% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies; except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year (backward looking). Our Utilities operations are characterized by ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as routine growth from rate increases and new connections.

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

Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts (“MUD”). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore, these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, and billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 days prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients. No one district represents more than 5% of the overall revenue of this segment.

Impacts to Results of Operations 2009 and 2008

Utilities & Texas Utilities: Our utilities segments’ results of operations are generally influenced by a variety of factors that are similar between the two segments and the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section in our Form 10-K. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                   Growth Related: Growth in our utilities segments is generally characterized by the following drivers; 1) growth in the number of connections served within existing utility certified service areas, or 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built out system that does not generally see much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction in the past, but, as experienced by the market generally, saw this rate of growth significantly decline throughout 2008 and the first two quarters of 2009. Growth through acquisitions was most significant in 2008 with the acquisition of a 4,000 connection wastewater utility system in Alabama in late January 2008.

•                   Rate Related: Each of our utilities will increase rates from time to time as allowed by the regulator or governing contract, to recover expenses and realize a return on invested capital. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. In 2008, we were actively pursuing rate increases in our California, Texas and Alabama utilities. Our Texas Utilities benefited in 2008 from a full year impact of a proposed rate increase from our 2007 Monarch rate filing, which was resolved through an all-party settlement in December 2008. The settlement resulted in an 8% reduction from proposed rates collected in 2008 and required us to refund an estimated $0.5 million which was recorded in the fourth quarter of 2008.  We will implement a step-rate increase of 8% in March 2010 per the settlement. We also implemented rate increases in three smaller Texas utilities and reached all-party settlements with two of them in late 2008 and the third in the second quarter of 2009. In Alabama we have a contractual agreement with the local government over our Shelby County wastewater utility that provides us with the ability to request rate increases annually, pursuant to the terms of the contract. Accordingly, we requested and received an 8% increase in January 2008.

Additionally, we were actively working with our regulators in 2009 on additional rate cases that will impact 2009 and future periods. Increases that impacted the first two quarters include rate increases in California and Alabama.  In California we worked with the California Public Utilities Commission (“CPUC”) on our 2009 general rate case which was settled in the first quarter of 2009 for an 11% increase over our rates at the beginning of 2008.  In Alabama, we applied for a rate increase under our Shelby County and Riverview wastewater utility contracts and received permission to raise rates approximately 14% and 4.5% respectively, in January 2009.

•                   Demand Related: Our utility results are largely dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary greatly with rainfall and temperature levels.  Not only does rainfall vary from season to season, but from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of lower than expected water use. This can occur during abnormal weather conditions, such as when summer temperatures are cooler than normal or during mandatory restrictions on water use because of drought. Also, demand related changes can occur as a result of conservation and socio-economic impacts.  In 2008 and the first six months of 2009, we saw increased demand in Texas due to drought conditions. We saw lower demand at our California utility in 2008 and in the first two quarters of 2009, largely due to conservation and general economic conditions.

•                   Supply Related: The cost of water and related commodities is a major driver of our results. Utilities that purchase water are subject to changes in operations due to the amount and cost of that water. Purchased water supply changes are typically driven by longer-term climate issues such as extended drought but can also be driven by short-term maintenance needs. In the first quarter of 2009, we saw increased cost of purchased water in Texas and California but these dynamics were somewhat mitigated in the second quarter. In Texas, we purchased more water in the first quarter than the comparable period of 2008 due to more severe drought conditions in 2009 than in 2008.  In the second quarter of 2009 our purchased water costs were similar to those of the second quarter of 2008. In California, our average unit cost of water increased in the first quarter of 2009 due to lower water levels in our main aquifers, resulting in a need to purchase more water, as well as the higher costs of imported water. In the second quarter of 2009 the amount of purchased water in California was less than that purchased in the comparable prior year period due to our customers’ conservation efforts.

•                   Operation & Maintenance Related: Our operation and maintenance costs include fuel, power, labor, labor benefits, facility costs, and other ordinary costs of producing or treating water.  These costs are impacted by compliance with environmental and health safety standards. They are also typically subject to inflation effects and while we can file for recovery after inflation effects are incurred in backward looking rate making jurisdictions, we often experience a lag between the time we incur these costs and when we receive the rate increase to cover these costs. In California, which is a forward looking rate making environment, we estimate the impact of inflation in our rate filings and must absorb any costs that are higher than our estimates.

•                   General & Administrative Related: Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include information technology (“IT”), shared financial services, customer service center and environmental health and safety. In 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

•                   Other: Other is reserved for unusual items that may impact results from time to time. Most significantly in the first six months of 2009, we saw an increase in costs in our Mississippi utility due to a refund of sales tax in the comparable prior period and a reduction in costs in Texas due to a write-off of assets in the comparable prior period.

O&M Services Segment: Our O&M Services segment results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                   Contract Growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in the first two quarters of 2009 was from expanding the scope of work provided to existing customers.

•                   Lost Work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. The primary driver in the first two quarters of 2009 was reduced project work as well as the cancellation of two of our contracts in California in 2008 due in part to the financial under performance of the contracts.

•                   General & Administrative Related:  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety.  In 2008, we made large investments in our consolidated support functions that have driven costs higher but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

•                   Other:  Other is reserved for unusual items that may impact results from time to time, such as legal fees, fines or the elimination of certain non-core service offerings. Most significantly in the first six months of 2009, we eliminated certain non-core service offerings in Colorado and reduced legal costs versus the comparable prior period.

Texas MUD Services Segment: Our Texas MUD Services segment’s results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                   Contract Growth:  Growth is generally due to new contracts, additional project work and contract price increases.  In the first two quarters of 2009, our growth was primarily driven by increases in service order work.

•                   Lost Work: Lost work is generally driven by lost contracts, reduction in project work or a reduction in ancillary services, such as new taps and inspection services for new home construction.  In the first two quarters of 2009, lost work was primarily driven by lost contracts and the sale of our environmental testing laboratory.

•                   General & Administrative Related:  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

•                   Other:  Other is reserved for unusual items that may impact results from time to time.

Corporate Segment: Our corporate segment represents costs related to executive management, investor relations, human resources, general legal and insurance, certain IT functions that support all operations and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation.  A portion of these costs are allocated to utilities in rate filings as allowed costs in rates.  In the first two quarters of 2009, costs were primarily impacted by $10.6 million of expenses associated with our restatement of historical financial results and a charge of $8.0 million related to the write-off of Cornerstone assets, net of recoveries from vendors.

On occasion, we do have other costs that flow through the segment. In 2008, the expenses associated with the Cornerstone internal-use software development project were largely supported by the corporate segment. This project upgraded our core IT infrastructure such as phones, servers and communications links. In addition, as of January 1, 2008 we are operating on a single company-wide financial ledger system. In the fourth quarter of 2008, the remaining portions of the project were put on hold and certain portions of the project were eliminated and in May 2009, based on additional information, we determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed which generated the write-off discussed above.

Acquisitions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Our most recent significant acquisition, which affects the comparability of the historical financial condition and results of operations described in the MD&A, is the acquisition of a Birmingham, Alabama-based wastewater collection and treatment system that serves approximately 4,000 residential and commercial connections in a service area directly adjacent to our existing Shelby County collection and treatment system, acquired in late January 2008 (“Riverview”).

Assets Held for Sale and Dispositions

During 2007, we committed to a plan to sell our wholesale water and wastewater operations in Texas.  In December 2008, we completed the sale of our wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million.  The wastewater treatment plant sold represents a portion of the combined water and wastewater operations’ assets and liabilities. We are uncertain whether we can consummate the sale of the remaining business during 2009; accordingly, the business activity of the water component is reflected in consolidated continuing operations in 2009.

We entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary in 2009 for cash consideration of $0.5 million paid at close and up to an additional $0.75 million of consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale.  The sale closed on April 1, 2009.

In January 2009 we reached a settlement in eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”). On May 8, 2009 we received $53.9  million in cash at closing ($60.0 million settlement and $0.9 million net cash settlement primarily related to accounts receivable, less $7.0 million retained by the condemning entity in settlement of sewer treatment fees).  We used $12.3 million of the net proceeds to pay down NMUI bonds and related accrued interest, and the remaining cash proceeds of $41.6 million were used to pay the unassumed liabilities of NMUI and to pay down our revolving credit facility.

RESULTS OF OPERATIONS

Three months ended June 30, 2009 Compared to 2008 (as restated)

Consolidated operating revenue from continuing operations decreased $1.8 million, or 3.2%, to $52.4 million for the three-month period ended June 30, 2009 from $54.2 million for the same period in the prior year.  Consolidated operating expenses increased $9.2 million, or 17.5%, to $62.0 million for the three-month period ended June 30, 2009 from $52.8 million for the 2008 period. Resulting operating income decreased $11.0 million to a loss of $9.6 million for the three-month period ended June 30, 2009, from operating income of $1.4 million for the same period in the prior year.  The operating loss for the quarter ended June 30, 2009 includes the impact to operating income of

$5.2 million of costs associated with the restatement of historical financial results, and $8.0 million of impairment of assets related to the Cornerstone project, as well as other items as described below.  The operations of our New Mexico utility are not reflected in the following results of operations as it was sold in May 2009 and is, therefore, part of discontinued operations.

	Three Months Ended June 30,
		2008	Increase	Percent of Revenue
(In thousands, except percentages)	2009	As Restated	(decrease)	2009	2008
Utilities
Operating Revenue	$16,433	$16,208	$225
Operating Expenses	10,331	10,277	54	62.9%	63.4%
Operating Income	$6,102	$5,931	$171	37.1%	36.6%

Texas Utilities
Operating Revenue	$9,005	$8,723	$282
Operating Expenses	6,965	7,742	(777)	77.3%	88.8%
Operating Income	$2,040	$981	$1,059	22.7%	11.2%

O&M Services
Operating Revenue	$8,981	$10,449	$(1,468)
Operating Expenses	9,147	10,736	(1,589)	101.8%	102.7%
Operating Loss	$(166)	$(287)	$121	(1.8%)	(2.7%)

Texas MUD Services
Operating Revenue	$17,997	$18,790	$(793)
Operating Expenses	17,938	19,306	(1,368)	99.7%	102.7%
Operating Income (Loss)	$59	$(516)	$575	0.3%	(2.7%)

Corporate
Operating Revenue	$—	$—	$—
Operating Expenses	17,643	4,745	12,898
Operating Loss	$(17,643)	$(4,745)	$(12,898)

Total
Operating Revenue	$52,416	$54,170	$(1,754)
Operating Expenses	62,024	52,806	9,218	118.3%	97.5%
Operating Income (Loss)	$(9,608)	$1,364	$(10,972)	(18.3%)	2.5%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income

Three months ended June 30, 2008 (As Restated)	$16,208	$10,277	$5,931
Rate Related	1,496	—
Demand Related	(1,271)	—
Supply Related	—	(1,324)
O&M Related	—	185
G&A Related	—	784
Other	—	409
Three months ended June 30, 2009	$16,433	$10,331	$6,102

Operating revenue increased $0.2 million, or 1.4%, to $16.4 million for three months ended June 30, 2009 from $16.2 million for the same period in prior year.  The net increase was primarily due to the following events:

•                   Rate Related: A $1.5 million increase due to rate increases in California and Alabama, of which $1.3 million is due to our California utility implementing a step rate increase in July 2008 and general rate increase in January 2009, and $0.2 million is due to rate increases at two of our Alabama utilities.

•                   Demand Related: A $1.3 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts.

Operating expenses remained consistent at $10.3 million for the three months ended June 30, 2009 and 2008 primarily due to the following events:

•                   Supply Related: A $1.3 million decrease primarily due to lower purchased water in California driven by lower demand.

•                   O&M Related: A $0.2 million increase primarily due to increased depreciation.

•                   G&A Related: A $0.8 million increase due to general and administrative costs, primarily due to increased costs associated with the upgrade of IT and financial systems as well as lower overhead recovery due to fewer capital projects than in the comparable prior period.

•                   Other: A $0.4 million increase, primarily due to a refund of sales tax at our Mississippi utility that was received in the second quarter of 2008.

As a result of the above events, operating income increased $0.2 million to $6.1 million for the three months ended June 30, 2009 from $5.9 million for the same period in the prior year.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income

Three months ended June 30, 2008 (As Restated)	$8,723	$7,742	$981
Growth Related	(58)	—
Rate Related	(129)	—
Demand Related	469	—
O&M Related	—	378
G&A Related	—	(290)
Other	—	(865)
Three months ended June 30, 2009	$9,005	$6,965	$2,040

Operating revenue increased $0.3 million, or 3.2%, to $9.0 million for three months ended June 30, 2009 from $8.7 million for the same period in prior year. The net increase was primarily due to the following events:

•                   Growth Related: A $0.1 million decrease due to the slowdown in housing growth reducing taps and inspection revenue.

•                   Rate Related: A $0.1 million decrease comprised of a $0.4 million decrease due to settlement of rates at our Monarch utility which were below proposed rates charged in the second quarter of 2008, offset by increases at one utility implemented in the latter half of 2008 and a step-increase in rates at another utility during the first quarter of 2009.

•                   Demand Related: A $0.5 million increase due to increased consumption associated with hot and dry weather patterns.

Operating expenses decreased $0.8 million, or 10.0%, to $7.0 million for the three months ended June 30, 2009, from $7.7 million for the same period in the prior year.  The decrease was primarily due to the following events:

•                   O&M Related: A $0.4 million increase, primarily driven by an increase in depreciation costs offset by reduced auto, labor, supply expenses and water treatment costs.

•                   G&A Related: A $0.3 million decrease primarily due to lower IT, rate case and bank charges.

•                   Other: A $0.9 million decrease due to the write-off of assets in the second quarter of 2008 related to a wholesale water operation.

As a result of the above events, operating income increased $1.0 million, to $2.0 million for the three months ended June 30, 2009, from income of $1.0 million for the same period in the prior year.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating Loss

Three months ended June 30, 2008 (As Restated)	$10,449	$10,736	$(287)
Contract Growth	567	380
Lost Work	(1,909)	(2,026)
G&A Related	—	(60)
Other	(126)	117
Three months ended June 30, 2009	$8,981	$9,147	$(166)

Operating revenue decreased $1.5 million, or 14.0%, to $9.0 million for the three months ended June 30, 2009 from $10.4 million for the same period in the prior year. The decrease in revenue was primarily due to the following events:

•                   Contract Growth: A $0.6 million increase, primarily due to price and scope increases.

•                   Lost Work: A $1.9 million decrease, primarily due to $1.1 million from lost contracts, which includes $0.5 million relating to two underperforming contracts that were terminated by management in late 2008 and $0.9 million from reduced project work.

•                   Other: A $0.1 million decrease as we stopped certain non-core service offerings in Colorado.

Operating expenses decreased $1.6 million, or 14.8% to $9.1 million for the three months ended June 30, 2009, from $10.7 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract Growth: A $0.4 million increase due to new and expanded scope on contracts identified above.

•                   Lost Work: A $2.0 million decrease due to lost contracts and reduced project work.

•                   Other: A $0.1 million increase primarily due to a reduction of a legal accrual in the second quarter of 2008.

As a result of the above events, operating income improved $0.1 million to a loss of $0.2 million, from a loss of $0.3 million in the prior year period.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income (Loss)

Three months ended June 30, 2008 (As Restated)	$18,790	$19,306	$(516)
Contract Growth	1,601	1,362
Lost Work	(2,394)	(1,985)
G&A Related	—	(531)
Other	—	(214)
Three months ended June 30, 2009	$17,997	$17,938	$59

Operating revenue decreased $0.8 million, or 4.2%, to $18.0 million for three months ended June 30, 2009 from $18.8 million for the same period in the prior year. The decrease was primarily due to the following events:

•                   Contract Growth: A $1.6 million increase due to contract pricing increases and increases in service order work, generally related to repairs and maintenance work associated with hot and dry weather patterns.

•                   Lost Work: A $2.4 million decrease primarily due to a $1.1 million decrease in new housing related services, a $0.7 million decrease related to the sale of our environmental testing laboratory on April 1, 2009, and $0.5 million due to lost contracts.

Operating expenses decreased $1.4 million, or 7.1%, to $17.9 million for the three months ended June 30, 2009, from $19.3 million for the same period in the prior year.  The decrease was primarily due to the following events:

•                   Contract Growth: A $1.4 million increase in general operating costs related to increases in service and maintenance work orders.

•                   Lost Work: A $2.0 million decrease primarily due to $1.4 million decrease from the sale of our environmental testing laboratory on April 1, 2009, $0.4 million related to lost contracts and $0.2 million from lower new housing related services.

•                   G&A Related: A $0.5 million decrease, primarily due to various savings in general and administrative costs.

•                   Other:  A $0.2 million decrease primarily related to an impairment of long-lived assets in the 2008 period.

As a result of the above events, operating income improved $0.6 million to $59,000 for the three months ended June 30, 2009, compared to a loss of $0.5 million for the same period in the prior year.

Corporate

Operating expenses increased $12.9 million to $17.6 million for the three months ended June 30, 2009, from $4.7 million for the same period in the prior year.

The net increase was primarily due to the following events:

•                   Project Costs: A $0.9 million decrease as result of costs incurred in the second quarter of 2008 related to our Cornerstone internal-use software development project. In May 2009 the project was terminated.

•                   G&A Related: A $0.9 million increase primarily due to increases in medical claims, third-party legal and tax consultation expenses and an accrual for bonuses offset by reductions in other corporate overhead departments.

•                   Other: A $12.9 million increase, primarily driven by $5.2 million of financial restatement related costs, including audit fees and accounting resource expenses to support the restatement of historical financial results, and $8.0 million related to a write-off of Cornerstone assets net of recoveries from vendors, offset by reduced costs associated with expenditures in the comparable prior period related to consulting expenses.

Other Income (Expense)

Aggregate other expenses increased $0.9 million, or 44.0% to $2.9 million for the three months ended June 30, 2009, compared to $2.0 million for the same period in the prior year as follows:

	Three Months Ended June 30,
		2008
(In thousands)	2009	As Restated	Change

Interest expense	$(2,975)	$(2,092)	$(883)
Interest income	48	60	(12)
Total	$(2,927)	$(2,032)	$(895)

Interest Expense. Interest expense increased by $0.9 million, or 42.2%, to $3.0 million for the three months ended June 30, 2009 from $2.1 million for the same period during the prior year primarily as a result of a $0.5 million accelerated amortization of deferred financing costs as a result of amendments to the credit facility.

The balance of the change in interest expense is due to increased interest rates and lower average outstanding debt balances.  The effective annual interest rate on total borrowings was approximately 6.7% at June 30, 2009 and 4.4% for the same period in the prior year.  The average balance of interest bearing debt outstanding decreased to $176.8 million during the three months ended June 30, 2009 compared to $191.4 million for the same period in the prior year.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 35.7% for the three months ended June 30, 2009 compared to a benefit of 34.9% for the same period in 2008. The lower effective rate in 2008 is the result of the Texas Franchise Tax reducing the expected overall income tax benefit.

Income from Discontinued Operations

Income from discontinued operations, net of tax, of $17.6 million during the three month period ended June 30, 2009 reflects primarily the $16.7 million gain on sale of our New Mexico utility, net of taxes.  The sale reflects a $107.2 million reduction in assets, offset by reduction in liabilities which include $69.0 million of contributions in aid of construction. Prior year income from discontinued operations includes results of our New Mexico utility, offset by losses associated with a wholesale wastewater business sold late in that year.

Six months ended June 30, 2009 Compared to 2008 (as restated)

Consolidated operating revenue increased from $0.9 million, or 1.0%, to $102.5 million for the six-month period ended June 30, 2009 from $101.6 million for the same period in the prior year.  Consolidated operating expenses increased $15.7 million, or 15.7%, to $115.8 million for the six-month period ended June 30, 2009 from $100.0 million for the comparable 2008 period.  Resulting operating income decreased $14.8 million to a loss of $13.3 million for the six-month period ended June 30, 2009, from operating income of $1.6 million for the same period in the prior year.  The operating loss for the six-month period ended June 30, 2009 includes the impact to operating income of $10.6 million of costs associated with the restatement of historical financial results, and $8.0 million of impairment of assets related to the Cornerstone project, as well as other items as described below.  The operations of our New Mexico utility are not reflected in the results below, as it was sold in May 2009 and is, therefore, part of discontinued operations.

	Six Months Ended June 30
		2008	Increase	Percent of Revenue
(In thousands, except percentages)	2009	As Restated	(decrease)	2009	2008
Utilities
Operating Revenue	$29,812	$28,508	$1,304
Operating Expenses	20,672	18,866	1,806	69.3%	66.2%
Operating Income	$9,140	$9,642	$(502)	30.7%	33.8%

Texas Utilities
Operating Revenue	$17,596	$16,731	$865
Operating Expenses	13,177	13,719	(542)	74.9%	82.0%
Operating Income	$4,419	$3,012	$1,407	25.1%	18.0%

O&M Services
Operating Revenue	$18,128	$20,087	$(1,959)
Operating Expenses	18,157	20,581	(2,424)	100.2%	102.5%
Operating Loss	$(29)	$(494)	$465	(0.2%)	(2.5%)

Texas MUD Services
Operating Revenue	$36,972	$36,257	$715
Operating Expenses	36,479	36,743	(264)	98.7%	101.3%
Operating Income (Loss)	$493	$(486)	$979	1.3%	(1.3%)

Corporate
Operating Revenue	$—	$—	$—
Operating Expenses	27,279	10,113	17,166
Operating Loss	$(27,279)	$(10,113)	$(17,166)

Total
Operating Revenue	$102,508	$101,583	$925
Operating Expenses	115,764	100,022	15,742	112.9%	98.5%
Operating Income (Loss)	$(13,256)	$1,561	$(14,817)	(12.9%)	1.5%

Utilities

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income

Six months ended June 30, 2008 (As Restated)	$28,508	$18,866	$9,642
Growth Related	490	278
Rate Related	2,560	—
Demand Related	(1,746)	—
Supply Related	—	(605)
O&M Related	—	185
G&A Related	—	1,539
Other	—	409
Six months ended June 30, 2009	$29,812	$20,672	$9,140

Operating revenue increased $1.3 million, or 4.6%, to $29.8 million for six months ended June 30, 2009 from $28.5 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth Related: A $0.5 million increase primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                   Rate Related: A $2.6 million increase due to rate increases in California and Alabama, of which $2.2 million is due to our California utility implementing a step rate increase in July 2008 and general rate increase in January 2009, and $0.3 million is due to rate increases at two of our Alabama utilities.

•                   Demand Related: A $1.8 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts.

Operating expenses increased $1.8 million, or 9.6%, to $20.7 million for the six months ended June 30, 2009, from $18.9 million for same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth Related: A $0.3 million increase due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                   Supply Related: A $0.6 million decrease primarily due to lower purchased water in California driven by lower demand.

•                   O&M Related: A $0.2 million increase primarily due to increased depreciation.

•                   G&A Related: A $1.5 million increase due to general and administrative costs, primarily due to increased costs associated with the upgrade of IT and financial systems as well as lower overhead recovery due to fewer capital projects than in the comparable prior period.

•                   Other: A $0.4 million increase, primarily due to a refund of sales tax at our Mississippi utility that was received in the second quarter of 2008.

As a result of the above events, operating income decreased $0.5 million, to $9.1 million for the six months ended June 30, 2009, from $9.6 million for the same period in the prior year.

Texas Utilities

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income

Six months ended June 30, 2008 (As Restated)	$16,731	$13,719	$3,012
Growth Related	(58)	—
Rate Related	454	—
Demand Related	469	—
Supply Related	—	142
O&M Related	—	94
G&A Related	—	87
Other	—	(865)
Six months ended June 30, 2009	$17,596	$13,177	$4,419

Operating revenue increased $0.9 million, or 5.2%, to $17.6 million for six months ended June 30, 2009 from $16.7 million for the same period in prior year. The net increase was primarily due to the following events:

•                   Growth Related: A $0.1 million decrease due to the slowdown in housing growth reducing taps and inspection revenue.

•                   Rate Related: A $0.5 million increase comprised of increases at three small utilities implemented in the latter half of 2008 and a step-increase in rates at one utility during the first quarter of 2009, offset by a decrease due to settlement of rates at our Monarch utility which were below proposed rates charged in the second quarter of 2008.

•                   Demand Related: A $0.5 million increase due to increased consumption associated with hot and dry weather patterns.

Operating expenses decreased $0.5 million, or 3.9%, to $13.2 million for the six months ended June 30, 2009, from $13.7 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Supply Related: A $0.1 million increase due to increased purchased water as a result of the inability of our owned sources of ground water to produce enough water due to ongoing drought conditions.

•                   O&M Related: A $0.1 million increase, primarily driven by increased depreciation, offset by reduced auto, labor and supply expenses.

•                   G&A Related: A $0.1 million increase primarily due to increased costs associated with the implementation of our strategy to consolidate support functions.

•                   Other: A $0.9 million decrease due to the write-off of assets in the second quarter of 2008 related to a wholesale water operation.

As a result of the above events, operating income increased $1.4 million, to $4.4 million for the six months ended June 30, 2009, from income of $3.0 million for the same period in the prior year.

O&M Services

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Loss

Six months ended June 30, 2008 (As Restated)	$20,087	$20,581	$(494)
Contract Growth	1,522	777
Lost Work	(3,054)	(3,061)
G&A Related	—	59
Other	(427)	(199)
Six months ended June 30, 2009	$18,128	$18,157	$(29)

Operating revenue decreased $2.0 million, or 9.8%, to $18.1 million for the six months ended June 30, 2009 from $20.1 million for the same period in the prior year. The decrease in revenue was primarily due to the following events:

•                   Contract Growth: A $1.5 million increase, primarily due to increased project work and price and scope increases.

•                   Lost Work: A $3.1 million decrease due to $2.0 million from lost contracts, including $0.9 million relating to two underperforming contracts that were terminated by management in late 2008, as well as $1.1 million from reduced project work.

•                   Other: A $0.4 million decrease as we stopped certain non-core service offerings in Colorado.

Operating expenses decreased $2.4 million, or 11.8% to $18.2 million for the six months ended June 30, 2009, from $20.6 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract Growth: A $0.8 million increase due to new and expanded scope on contracts identified above.

•                   Lost Work: A $3.1 million decrease due to lost contracts and reduced project work.

•                   G&A related: A $0.1 million increase due to costs related to our strategy to consolidate support facilities.

•                   Other: A $0.2 million decrease due primarily to a $0.4 million decrease as we stopped pursuing certain service offerings in Colorado, offset by net changes in legal impacts.

As a result of the above events, operating loss decreased $0.5 million to $28,000 for the six months ended June 30, 2009, from a loss of $0.5 million for the same period in the prior year.

Texas MUD Services

	Operating	Operating	Operating
(In thousands)	Revenue	Expense	Income (Loss)

Six months ended June 30, 2008 (As Restated)	$36,257	$36,743	$(486)
Contract Growth	4,319	3,015
Lost Work	(3,604)	(2,465)
G&A Related	—	(600)
Other	—	(214)
Six months ended June 30, 2009	$36,972	$36,479	$493

Operating revenue increased $0.7 million, or 2.0%, to $37.0 million for six months ended June 30, 2009 from $36.3 million for the same period in the prior year. The increase was primarily due to the following events:

•                   Contract Growth: A $4.3 million increase due to contract pricing increases and increases in service order work.

•                   Lost Work: A $3.6 million decrease due to lost contracts, a decrease in new housing related services and a $0.7 million decrease related to the sale of our environmental testing laboratory on April 1, 2009.

Operating expenses decreased $0.3 million, or 0.7%, to $36.5 million for the six months ended June 30, 2009, from $36.7 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract Growth: A $3.0 million increase in general operating costs primarily related to increases in service and maintenance work orders.

•                   Lost Work: A $2.5 million decrease related to lost work, including $1.4 million due to the sale of our environmental testing laboratory.

•                   G&A Related: A $0.6 million decrease, primarily due to various savings and efficiency gains in general and administrative costs.

•                   Other:  A $0.2 million decrease primarily related to impairment of long-lived assets in the comparable period of 2008.

As a result of the above events, operating income increased $1.0 million to $0.5 million for the six months ended June 30, 2009, compared to an operating loss of $0.5 million for the same period in the prior year.

Corporate

Operating expenses increased $17.2 million, to $27.3 million for the six months ended June 30, 2009, from $10.1 million for the same period in the prior year.

The net increase was primarily due to the following events:

•                   Project Costs: A $1.6 million decrease as result of costs incurred in the first half of 2008 related to our Cornerstone internal-use software development project. In October 2008, we announced the suspension of the project due to the uncertain financial markets that led to the decision to minimize all cash expenditures.

•                   G&A Related: A $0.6 million increase primarily due to increases in medical claims, third-party legal and tax consultation expenses and accrued bonuses, offset by reductions in corporate overhead departments.

•                   Other: A $18.1 million increase, primarily driven by $10.6 million of financial restatement related costs, including audit fees and accounting resource expenses to support the restatement of historical financial results, and $8.0 million related to a write-off of Cornerstone assets net of recoveries from vendors, off-set by reduced costs associated with expenditures in the comparable prior period related to consulting expenses.

Other Income (Expense)

Aggregate other expenses increased $0.7 million, or 16.4% to $4.8 million for the six months ended June 30, 2009, compared to $4.1 million for the same period in the prior year as follows:

	Six Months Ended June 30,
		2008
(In thousands)	2009	As Restated	Change

Interest expense	$(4,862)	$(4,212)	$(650)
Interest income	84	108	(24)
Total	$(4,778)	$(4,104)	$(674)

Interest Expense. Interest expense increased by $0.6 million, or 15.4%, to $4.9 million for the six months ended June 30, 2009 from $4.2 million for the same period during the prior year.

The change in total interest incurred is primarily the result of a $0.5 million acceleration of deferred financing costs as a result of an amendment to the credit line in May 2009.  The balance of the change is due to increased interest rates.  The weighted average effective annual interest rate on total borrowings was approximately 5.2% for the six months ended June 30, 2009 and 4.6% for the same period in the prior year. The increased rates of interest were offset by a decrease in borrowing levels. The average balance of interest bearing debt outstanding decreased to $186.2 million during the six months ended June 30, 2009 compared to $182.5 million for the same period in the prior year.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 36.4% for the six months ended June 30, 2009 compared to a benefit of 35.0% for the same period in 2008.  The lower effective rate in 2008 is the result of the Texas Franchise Tax reducing the expected overall income tax benefit.

Income from Discontinued Operations

Income from discontinued operations of $17.7 million during the six month period ended June 30, 2009 reflects primarily the $16.7 million gain on sale of our New Mexico utility, net of tax. The sale reflects a $107.2 million reduction in assets, offset by a reduction in liabilities including a $69.0 million reduction in contributions in aid of construction.  Prior year income from discontinued operations includes results of our New Mexico utility, offset by losses associated with a wholesale wastewater business sold late in 2008.

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

Our statements of cash flows are summarized as follows:

	Six Months Ended
	June 30,
		2008
(In thousands)	2009	As Restated	Change
Net cash provided by (used in):
Continuing operations:
Operating activities	$3,423	$(7,085)	$10,508
Investing activities	48,255	(37,122)	85,377
Financing activities	(41,177)	45,178	(86,355)
Total continuing operations	10,501	971	9,530
Discontinued operations:
Total discontinued operations	(10,033)	(38)	(9,995)
Increase (decrease) in cash and cash equivalents	$468	$933	$(465)

Cash Flows from Operating Activities of Continuing Operations. Net cash provided by operating activities was $3.4 million for the six-months ended June 30, 2009 versus cash used in operating activities of $7.1 million for the same period last year.  Operational aspects of our businesses that affected working capital in 2009 versus 2008 are highlighted below:

•                   Net income of $6.3 million, as compared to a net loss of $1.0 million in 2008, as restated;

•                   Non-cash operating expenses of $19.9 million, as compared to $11.2 million in 2008, as restated;

•                   Income from discontinued operations of $17.7 million, as compared to $0.7 million in 2008; and,

•                   Changes in operating assets and liabilities decreasing cash by $5.0 million, versus $16.6 million in 2008, as restated.

Cash Flows from Investing Activities of Continuing Operations. Cash provided by investing activities totaled $48.3 million, representing proceeds from the sale of businesses and related property, plant and equipment of $54.6 million.  This was offset by capital investments into property, plant and equipment of $6.3 million.

Cash Flows from Financing Activities of Continuing Operations. Cash used in financing activities totaled $41.2 million, primarily related to net repayments of our long-term debt and credit facility of $40.7 million, offset by capital improvement reimbursements of $3.4 million.

Our credit facility was primarily used to fund our investing activities and, to a lesser extent, to manage seasonal cash needs.  Additional borrowing availability under our revolving credit facility was $36.3 million as of June 30, 2009.

During the six months ended June 30, 2009, we declared quarterly cash dividends of $0.025 per share of common stock and $0.65625 per share of Series A preferred stock on April 9, 2009. The dividends were paid on May 5, 2009.  Quarterly cash dividends in the same amounts were paid on January 22, 2009 for dividends declared in December 2008.

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

As of June 30, 2009, we had working capital of $29.9 million compared to working capital of $11.0 million at December 31, 2008. The increase was primarily due to increases in accounts receivable related to seasonably higher revenue, along with timing of payments of vendor invoices.

We have access to $110 million in financing under a revolving credit facility that expires February 15, 2013. A total of nine banks participate in the facility. As of June 30, 2009, we had $36.3 million of borrowings available under our revolving credit facility. The impact of the prior period restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, created a default under the debt-to-capitalization covenant at the quarter ended March 31, 2009 and December 31, 2008. The default was cured due to an amendment to the credit agreement dated May 28, 2009.  Our credit facility was reduced from $150 million to its current availability of $110 million as part of the amendment.  Fees charged in connection with securing this amendment were $1.8 million, which were capitalized and will be amortized over the remaining term of the agreement. Subsequent to the end of the quarter, we entered into an additional amendment to our credit agreement which waived existing and anticipated defaults, specifically related to additional time with regards to financial filings. Our ability to comply with financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as other factors that may be beyond our control.  Continued opportunity for operating improvements, cash management and suspension of elective capital expenditures should improve our ability to comply with the covenants in the revolving credit facility. As of June 30, 2009, our debt-to-capitalization ratio was 56%, the agreement requires less than 60% debt-to-capitalization ratio.

As part of the amended credit agreement with our primary working capital line, we have agreed to only utilize up to an additional $12.5 million under our capital lease facility.  Our California and New Mexico mortgage bond indentures permit the issuance of an additional $91.2 million of first mortgage bonds as of June 30, 2009. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California utility paid to the parent company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold of $21.7 million as of June 30, 2009. We were in compliance with or obtained waivers for all loan agreement covenants during the three-month period ended June 30, 2009.

We have previously filed a registration statement with the Securities and Exchange Commission, for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. We issued approximately $43.6 million of common stock under the shelf registration. As we were unable to timely file our required SEC filings for the September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on this Form 10-K, we cannot use Registration Statements on Form S-3 for registration of our securities with the SEC at this time. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Accordingly, we will have to meet more demanding requirements to register additional securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could be limited and will be more costly.

In January 2009 we reached a settlement of eminent domain proceedings against our New Mexico utility. On May 8, 2009 we received $53.9 million in cash at closing ($60 million settlement and $0.9 million net cash settlement of accounts receivable, less $7.0 million retained by ABCWA in settlement of sewer treatment fees) and incurred $0.2 million of transactional costs.  We used $12.3 million of the net proceeds to pay down NMUI bonds and related accrued interest, and we used the remaining cash proceeds of $41.6 million to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2009, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ended December 31,
		Remainder	2010	2012	2014
		of	and	and	and
(In thousands)	Total	2009	2011	2013	Beyond

Long-term debt (1):
Bank line of credit (2)	$70,400	$—	$—	$70,400	$—
Mortgage bonds (3)	33,000	—	—	—	33,000
Bank term loans (4)	30,562	411	1,646	1,646	26,859
Convertible subordinated debentures (5)	11,869	—	—	—	11,869
Capital lease obligations (6)	3,645	580	2,147	918	—
Economic development revenue bonds (7)	1,810	120	260	295	1,135
Note Payable	78	78	—	—	—
Total long-term debt	151,364	1,189	4,053	73,259	72,863

Repayment of advances for construction (8)	8,928	568	1,366	827	6,167
Water purchase commitment (9)	6,953	230	920	920	4,883
Operating lease obligations	21,232	2,568	6,985	3,703	7,976
Total obligations as of June 30, 2009 (10)	$188,477	$4,555	$13,324	$78,709	$91,889

(1)             Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the condensed consolidated financial statements included in this report and in our 2008 Annual Report on Form 10-K.

(2)             The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin over either: a) the LIBOR rate; or b) the prime rate. The margins vary based on our consolidated debt to equity ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 4.41% as of June 30, 2009, excluding amendment and waiver fees.

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

(6)             Interest on the capital lease obligations is imputed at a weighted-average annual interest rate of 5.31% and is payable monthly.

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

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

As of June 30, 2009, we had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under our credit facility.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2009, we had $152.0 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $70.4 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 4.41% as of June 30, 2009. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.7 million per year.

Our fixed-rate debt, which has a carrying value of $81.6 million, has a fair value of $73.0 million as of June 30, 2009. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% as of June 30, 2009. A hypothetical ten percent decrease in annual interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $4.9 million.

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

As discussed in the Explanatory Note at the beginning of this report, we have restated our previously filed financial statements.  In this Form 10-Q, we are restating our condensed consolidated statement of operations and statement of cash flows for the three- and six-month periods ended June 30, 2008.

Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report and in Note 2 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

In connection with our assessment of our disclosure controls and procedures, we have identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2009:

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

13.       We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense.  Specifically, we did not design and maintain effective controls to ensure that there was timely transfer of property, plant and equipment additions from construction work in progress; that retirements were properly recorded; that depreciation expense was accurately recorded based on appropriate useful lives assigned to the related property, plant and equipment; that assets are capitalized properly; and that impairment losses were timely identified and determined.  This deficiency affected property, plant and equipment, depreciation expense and operating expense accounts.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our controls during the three months ended June 30, 2009 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to June 30, 2009, we have implemented a remediation plan (“the Plan”) to address the material weaknesses for each of the affected areas presented above. The Plan builds upon many of the initiatives we started over the past two years, such as development of a centralized financial services platform and consolidation of financial accounts onto a common system.  The Plan will ensure that each area affected by a material control weakness is put through a comprehensive remediation process.  The remediation process entails a thorough analysis which includes the following phases:

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

Subsequent to June 30, 2009, we have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described above including the establishment of the Controls Committee. The Controls Committee has concentrated their efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, emphasizing accountability and a strict adherence to generally accepted accounting principles and financial reporting integrity, (ii) taking certain personnel actions, (iii) clarification and documentation of key accounting policies and processes, (iv) comprehensive training for Finance and Accounting Department personnel, (v) the implementation of policies and procedures to ensure that we retain important business and accounting records, and (vi) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.  This work will continue during the remainder of 2009 and thereafter.

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

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There have been no new, material developments to or terminations of legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject during the period covered by this Quarterly Report, except for the settlement of eminent domain proceedings against our New Mexico utility, more fully described in Note 6 to our Condensed Consolidated Financial Statements, “Legal Proceedings.”

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

3.2	*	Amended and Restated Bylaws of SouthWest Water Company

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: September 18, 2009	/s/ DAVID STANTON
David Stanton
Chief Financial Officer