Form 10-Q
period 2009-09-30
SOUTHWEST WATER CO
filed 2009-11-09
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2009

Common Stock, $.01 par value per share	24,875,369 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	September 30, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$1,593	$1,112
Accounts receivable, net	33,990	29,697
Prepaid expenses and other current assets	25,387	26,902
Total current assets	60,970	57,711

Property, Plant and Equipment, net	315,440	429,251

Other Assets:
Goodwill	16,475	17,652
Intangible assets	1,260	1,666
Other assets	21,919	20,927

Total assets	$416,064	$527,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,025	$16,139
Current portion of long-term debt	2,176	2,213
Other current liabilities	18,547	28,370
Total current liabilities	35,748	46,722

Other Liabilities and Deferred Credits:
Long-term debt, less current portion	153,472	190,578
Deferred income taxes	27,099	23,750
Advances for construction	8,882	8,910
Contributions in aid of construction	44,741	117,113
Other liabilities and deferred credits	27,552	26,334

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	458	458
Common stock	249	249
Additional paid-in capital	148,053	147,775
Accumulated deficit	(30,285)	(34,794)
Accumulated other comprehensive income	95	112
Total stockholders’ equity	118,570	113,800

Total liabilities and stockholders’ equity	$416,064	$527,207

See accompanying notes to condensed consolidated financial statements

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Operating revenue	$58,984	$57,482	$161,492	$159,065

Expenses:
Operating expenses	53,521	52,637	153,479	144,577
Depreciation and amortization	3,842	3,416	11,532	10,426
Impairment of long-lived assets	—	—	8,115	1,075

Total operating expenses	57,363	56,053	173,126	156,078

Operating income (loss)	1,621	1,429	(11,634)	2,987

Other income (expense):
Interest expense	(2,402)	(2,151)	(7,265)	(6,364)
Interest income	45	349	129	459
Loss from continuing operations before income taxes	(736)	(373)	(18,770)	(2,918)

Benefit from income taxes	(237)	(130)	(6,803)	(1,038)

Loss from continuing operations	(499)	(243)	(11,967)	(1,880)

Income (loss) from discontinued operations, net of tax	—	(733)	17,731	(89)

Net income (loss)	(499)	(976)	5,764	(1,969)
Preferred stock dividends	(6)	(6)	(12)	(18)

Net income (loss) applicable to common stockholders	$(505)	$(982)	$5,752	$(1,987)

Income (loss) per common share:
Basic and diluted:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.49)	$(0.08)
Income (loss) from discontinued operations	—	(0.03)	0.72	(0.00)
Net income (loss) applicable to common stockholders	$(0.02)	$(0.04)	$0.23	$(0.08)

Weighted average common shares outstanding:
Basic	24,608	24,607	24,605	24,498
Diluted	24,608	24,607	24,605	24,498

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional		Accumulated Other

	Number of		Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
(In thousands)

Balance - December 31, 2008	9	$458	24,897	$249	$147,775	$(34,794)	$112	$113,800

Comprehensive income:
Net income	—	—	—	—	—	5,764	—	5,764
Other comprehensive loss:
Amortization of actuarial gains	—	—	—	—	—	—	(17)	(17)

Comprehensive income								5,747

Restricted stock repurchases and retirement	—	—	(21)	—	(18)	—	—	(18)

Post-vest cancellations of non-qualified stock options	—	—	—	—	(271)	—	—	(271)
Share-based compensation	—	—	—	—	567	—	—	567
Cash dividends declared:
Preferred stock—$1.3125 per share	—	—	—	—	—	(12)	—	(12)
Common stock—$0.05 per share	—	—	—	—	—	(1,243)	—	(1,243)

Balance - September 30, 2009	9	$458	24,876	$249	$148,053	$(30,285)	$95	$118,570

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended

	September 30,
(In thousands)	2009	2008

Cash flows from operating activities of continuing operations:
Net income (loss)	$5,764	$(1,969)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Loss (income) from discontinued operations, net of tax	(17,731)	89
Depreciation and amortization	11,532	10,426
Deferred income taxes	2,592	719
Provision for doubtful accounts	1,518	1,529
Share-based compensation expense	567	762
Post-vest cancellations of non-qualified stock options	(271)	—
Impairment of long-lived assets	8,115	1,075
Gain on sale of businesses and assets	39	—
Amortization of deferred financing costs	654	—
Other, net	(28)	459
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,943)	(5,867)
Other current assets	2,090	877
Other assets	(278)	(2,540)
Accounts payable	(231)	(4,687)
Other current liabilities	(491)	(361)
Other liabilities	454	(202)
Other, net	—	(33)

Net cash provided by operating activities	7,352	277

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(12,343)	(25,140)
Acquisition of businesses, net of cash acquired	—	(23,330)
Proceeds from sale of minority interest	—	170
Proceeds from sale of businesses	54,436	—
Proceeds from sale of equipment	125	9

Net cash provided by (used in) investing activities	42,218	(48,291)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	33,000	147,000
Repayments under lines of credit	(56,500)	(98,000)
Capital improvement reimbursements	3,233	2,158
Proceeds from share-based equity incentive plans and stock
purchase plans	—	2,788
Restricted stock repurchases	(18)	—
Dividends paid	(1,884)	(4,438)
Payments on long-term debt	(13,699)	(1,574)
Repayment of advances for construction	(499)	(599)
Deferred financing costs	(2,745)	(537)

Net cash provided by (used in) financing activities	(39,112)	46,798
Cash flows from discontinued operations:
Operating activities	(8,710)	2,239
Investing activities	(291)	(746)
Financing activities	(976)	26
Net cash provided by (used in) discontinued operations	(9,977)	1,519

Net increase in cash and cash equivalents	481	303
Cash and cash equivalents at beginning of period	1,112	2,950

Cash and cash equivalents at end of period	$1,593	$3,253

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements of SouthWest Water Company are unaudited. We believe the interim financial statements are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods.

The December 31, 2008 condensed consolidated balance sheet data were derived from the audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”), and, as a result, are labeled unaudited.

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and related notes included in our 2008 Annual Report on Form 10-K. Our businesses are seasonal because they are affected by weather. As a result, operating results for interim periods are not necessarily predictive of the operating results for any other interim period or for the full year.

Accounting Adjustments Impacting Other Periods

We recorded a net after tax benefit of $0.3 million in the three-month period ended September 30, 2009 related to prior periods. These adjustments relate primarily to a water revenue adjustment mechanism (“WRAM”) implemented in October 2008 at our California utility. The WRAM adjusts revenue generated by conservation oriented rates to equivalent revenue that would have been generated by non-conservation oriented rates, or uniform rates. Management has determined that the effect of recording these adjustments are not material to either the results of operations of the current period or the previously reported periods.

We recorded a net after tax charge of $0.4 million in the nine-month period ended September 30, 2009 related to prior periods. Management has determined that the effect of recognizing these adjustments during 2009 is not material to our results of operations for the nine-month period ended September 30, 2009 or for any prior period.

Recent Accounting Pronouncements

We only discuss recent accounting pronouncements that will or are expected to have a significant effect on our financial statements or disclosures currently or in the near term.

Subsequent Events

In May 2009, new authoritative guidance was issued on subsequent events that establishes general accounting and disclosure standards for events that occur after the balance sheet date, but before financial statements are issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize these events or transactions in its financial statements, and the disclosures that should be made about these events or transactions. We adopted this guidance for the quarter ended June 30, 2009, as required. For this reporting period, we evaluated the existence of subsequent events through November 9, 2009. Significant subsequent events or transactions requiring disclosure only in the financial statements are disclosed in Note 10.

Fair Value Measurements

We apply the current authoritative guidance for fair value measurement which defines fair value and provides guidance for measuring fair value and expands disclosures about these measurements. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

In accordance with authoritative guidance issued in February 2008, we apply the fair value provisions to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statement disclosures on a nonrecurring basis in the current fiscal year beginning January 1, 2009. We had no nonrecurring measurements recognized at fair value during the quarter ended September 30, 2009. We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets, and (2) valuing potential impairment losses related to long-lived assets.

The guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•                   Level 1: Quoted market prices in active markets for identical assets or liabilities.

•                   Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•                   Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of our cash equivalents are based on quoted prices in active markets for identical assets (Level 1).

Recent guidance adopted beginning in the quarter ended June 30, 2009, requires additional disclosure of certain fair value information as follows:

As of September 30, 2009 and December 31, 2008, our revolving credit facility and long-term debt with aggregate book values of $155.6 million and $192.8 million had fair values of approximately $145.0 million and $196.4 million, respectively. We believe that these changes in fair value from their carrying amounts are primarily due to current unstable economic conditions and the current state of the credit markets for similar debt instruments. We determined the estimated fair value amounts by using recent trade activity, available market information and commonly accepted valuation methodologies (Level 2). However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that we could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Note 2.   Acquisition

On January 31, 2008, we acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The purchase price was $23.3 million in cash which we borrowed under our revolving credit facility. The acquisition was accounted for as an asset purchase and the assets acquired have been recorded at their estimated fair values, consisting of $20.8 million of utility plant and $2.5 million of land.

The accompanying condensed consolidated financial statements reflect the financial position and results of operations of the acquired utility subsequent to its acquisition date. Unaudited pro forma consolidated results of operations are not presented for the nine-month period ended September 30, 2008 as if the acquisition had occurred as of the beginning of the period presented, as the results are not significantly different than those presented.

Note 3.   Assets Held for Sale, Dispositions and Impairments

Texas Wholesale Water and Wastewater

During 2007, we committed to a plan to sell our wholesale water and wastewater operations in Texas.   In December 2008, we completed the sale of our wholesale wastewater business for net cash proceeds of $2.2 million and established a receivable of $0.6 million. The wastewater treatment plant sold represented a portion of the asset group held for sale. The Company is uncertain whether it can consummate the sale of the remaining water business during 2009.  Accordingly, the business activity of the wholesale water component is reflected in consolidated continuing operations in all periods presented.  The results of operations and cash flows for the wastewater operations are reflected as discontinued operations for the three- and nine-month periods ended September 30, 2008.  Net assets held for sale at December 31, 2008 consisted of property, plant and equipment aggregating $6.3 million and deferred revenue liabilities of $3.5 million.

New Mexico Utilities, Inc.

As more fully described in Note 5, “Legal Proceedings”, as part of a settlement of eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”), we completed the sale of NMUI on May 8, 2009.  We

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

received $53.9 million in cash at closing ($60.0 million settlement and $0.9 million net cash settlement primarily related to accounts receivable, less $7.0 million retained by the condemning entity in settlement of previously disputed sewer treatment fees).  The sale reflects a $107.2 million reduction in assets, offset by a reduction in liabilities of $79.5 million which include $69.0 million of contributions in aid of construction. The results of operations and cash flows for NMUI are reflected as discontinued operations for all periods presented.

Discontinued Operations

The following table summarizes the results of operations of the Texas wastewater and NMUI operations included in the condensed consolidated statement of operations as discontinued operations:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Revenue	$—	$3,094	$4,729	$8,334
Expenses	—	(4,057)	(2,895)	(7,835)
Impairment of long-lived assets	—	—	—	(95)
Interest expense	—	(189)	(270)	(569)
Income (loss) before taxes	—	(1,152)	1,564	(165)
Income tax provision (benefit)	—	(419)	561	(76)
Income (loss) before gain on sale of discontinued operations	—	(733)	1,003	(89)
Gain on sale of discontinued operations,
net of $9,361 of tax	—	—	16,728	—
Income (loss) from discontinued operations, net of tax	$—	$(733)	$17,731	$(89)

Interest expense reflects interest on debt relating to these operations, and costs and expenses exclude the allocation of general corporate overhead.

Southwest Environmental Laboratories, Inc.

In April 2009, we agreed to sell certain assets of our Southwest Environmental Laboratories, Inc., a part of the Texas MUD Services segment, for $0.5 million cash and up to an additional $0.75 million, consisting of 25% of the buyer’s quarterly sales subsequent to the closing. Subsequent to the sale, $0.4 million has been paid, leaving a remaining balance of $0.35 million. We also sold the remaining real property for $0.7 million. The sold operations were not considered a discontinued operation in the accompanying consolidated financial statements due to the on-going business relationship.

Cornerstone Internal-use Software Development Project

In May 2009, we terminated our previously suspended software development project; as a result, an impairment charge of $8.0 million was recorded, net of recoveries from vendors.

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

Note 4.   Long-Term Debt

Long-term debt consists of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(In thousands)	2009	2008

Revolving credit facility	$74,500	$98,000

6.85% convertible subordinated debentures due 2021	11,859	11,962

Capital leases	3,423	4,332

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	9,689	10,267
5.77% fixed rate term loan due 2021	667	706
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	—	12,000

Economic Development Revenue Bonds:
6.0% series 1998A due 2018	1,810	1,810

Acquisition-related indebtedness and other	78	78
Total long-term debt payment obligations	155,026	192,155
Unamortized Monarch term loan fair value adjustments	622	636
Total long-term debt	155,648	192,791
Less current portion of long-term debt	(2,176)	(2,213)
Long-term debt, less current portion	$153,472	$190,578

Monarch utilities and Suburban Water Systems utility plants secure the above Term Loans and First Mortgage Bonds, respectively. Our remaining assets have been pledged as collateral under our revolving credit facility agreement, as amended.

In February 2008, we replaced our previous revolving line of credit by entering into a credit agreement with several lenders including Bank of America, as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California (the “Bank Group”). The credit agreement initially provided for a $150.0 million revolving credit facility. Proceeds from the initial borrowing under the credit agreement were used to repay borrowings under the Company’s prior $100.0 million revolving line of credit.

We pay commitment fees under the facility and must maintain customary financial ratios, prescribed cash flow results and meet other restrictive covenants. We were not in compliance with certain covenants due to our failure to timely file our September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and 2008 Annual Report on Form 10-K.  In addition, we were in violation of our debt-to-capitalization ratio at December 31, 2008 and at March 31, 2009.   However, we received amendments from the Bank Group which waived existing and anticipated defaults, primarily granting additional time to complete our financial filings and waiving the debt-to-capitalization ratio for the periods of non-compliance. The May 28, 2009 amendment also reduced the credit amount available under the line to $110.0 million, secured the facility with certain assets of the Company, and significantly increased our borrowing margins. Fees and expenses charged by the Bank Group for all the amendments were $3.0 million, of which $2.7 million were charged during the nine months ended September 30, 2009. These fees were capitalized and are being amortized over the remaining life of the facility which extends through February 2013.

Borrowings under the credit facility bear interest, at our option, based on either a margin over the designated LIBOR rate or the prime rate. If our debt-to-capitalization ratio is 60% or lower, the applicable margins are 4.00% over the LIBOR

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

rate and 3.00% over the prime rate. As of September 30, 2009 our debt-to-capitalization ratio is 57%, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. The margins decline on a sliding scale as our debt-to-capitalization ratio improves. The nominal average interest rates, excluding bank amendment and waiver fees, on all credit facility borrowings outstanding were 4.37% at September 30, 2009, and 1.58% at December 31, 2008.

As of September 30, 2009, we had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under our revolving credit facility and our available borrowing capacity was $32.2 million.

Note 5.   Commitments and Contingencies

Legal Proceedings

New Mexico Utilities, Inc.

New Mexico Utilities, Inc. (“NMUI”), one of our wholly-owned regulated utilities, had an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the “ABCWUA”), whereby the ABCWUA treated the effluent from NMUI’s wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits. Return flow credits supplemented NMUI’s existing water rights, enabling it to pump additional water from the basin.

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

Additionally, the ABCWUA had asserted that NMUI owed to the ABCWUA an amount of approximately $0.8 million related to back payments, penalties and interest arising from an alleged underpayment by NMUI for three years for its discharge of effluent through an unmetered second connection between NMUI and the ABCWUA. The claim was contested by NMUI. On October 29, 2008, the matter was settled by a one-time payment by NMUI to the ABCWUA of $0.5 million.

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

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

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

Net cash proceeds from settlement were $53.9 million and the resulting gain, net of direct transactional costs of $0.1 million, was $26.1 million.  Substantially all of the utility plant assets of NMUI were pledged as collateral for $12.3 million in first mortgage bonds with an original maturity of 2024 and related accrued interest.  We repaid these bonds in full, including accrued interest of $0.3 million. The remaining cash proceeds of $41.6 million were used to pay the balance of liabilities of NMUI, and to pay down our revolving credit facility. The sale reflects a $107.2 million reduction in assets, offset by reduction in liabilities of $79.5 million, which includes a $69.0 million reduction in contributions in aid of construction.

Investigations

On May 18, 2005, the Environmental Protection Agency (“EPA”) executed a search warrant at our Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. We have cooperated fully with the EPA’s investigation and have provided the records requested. We remain in close cooperation and coordination with both Department of Justice and EPA’s counsel in an attempt to resolve the matter favorably. In April 2009, we submitted our formal request that the EPA not pursue criminal sanctions.  Given the nature and preliminary status of this matter, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

We received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicates that the Board has conducted an investigation of the operations of one of our subsidiaries with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary’s status as a contract operator in California.  Since receipt of the letter, we have conducted an internal investigation and worked in cooperation with the Board to resolve the matter favorably. The Board has made an offer of settlement, requiring that we implement an acceptable compliance program and pay fines and penalties of $1.5 million, which we believe we have appropriately accrued. We continue to negotiate with the Board with respect to this matter.

Class Action Litigation

Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases:  On November 26, 2008, an alleged purchaser of our publicly traded common stock filed a securities class action lawsuit in the United States District Court for the Central District of California.  The complaint generally alleges that from May 10, 2005 through November 9, 2008, we made false statements or omitted to state facts necessary to make our disclosures not misleading.  Five additional and substantially similar cases were filed in the same court.  On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs.  On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel.  Pursuant to stipulation of the parties, the lead plaintiff on October 15, 2009, filed a consolidated complaint.  We have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases:  On January 2, 2009, an alleged shareholder of our publicly traded common stock filed a shareholder derivative case, alleging breach of fiduciary duty arising from the announcement of our intent to restate financial statements against certain present and former members of our Board of Directors.  Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

ordered an initial status conference for December 3, 2009.  The cases were consolidated on May 19, 2009.  The lead plaintiff by stipulation of the parties, filed a consolidated complaint on October 8, 2009. We have 60 days to answer or move to dismiss the consolidated complaint. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Other Matters

We are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. We believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  Any related legal costs are expensed when incurred.

Note 6.   Earnings Per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Three Months Ended
	September 30,
(In thousands)	2009	2008

Numerators—Net loss applicable to common stockholders:
Loss from continuing operations	$(499)	$(243)
Less preferred stock dividends	(6)	(6)
Loss from continuing operations applicable to common stockholders, net of tax	(505)	(249)
Loss from discontinued operations, net of tax	-	(733)
Loss applicable to common stockholders	$(505)	$(982)

Denominators—
Basic weighted average common shares outstanding	24,608	24,607
Diluted weighted average common shares outstanding	24,608	24,607

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Numerators—Net loss applicable to common stockholders:
Loss from continuing operations	$(11,967)	$(1,880)
Less preferred stock dividends	(12)	(18)
Loss from continuing operations applicable to common stockholders, net of tax	(11,979)	(1,898)
Income (loss) from discontinued operations, net of tax	17,731	(89)
Net income (loss) applicable to common stockholders	$5,752	$(1,987)

Denominators—
Basic weighted average common shares outstanding	24,605	24,498
Diluted weighted average common shares outstanding	24,605	24,498

We have $11.9 million of 6.85% fixed-rate convertible subordinate debentures outstanding at September 30, 2009.  The debentures, due in 2021, are convertible into common stock at any time prior to maturity at a conversion price of $11.018 per share (1.1 million shares).  The debentures are currently anti-dilutive; however, they will be included in the calculation of diluted earnings per share if their conversion would be dilutive.

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

Note 7.    Consolidated Statements of Cash Flows

The following information supplements our consolidated statements of cash flows.

	Nine Months Ended
	September 30,
(In thousands)	2009	2008

Cash paid during the period for:
Interest	$6,707	$6,261
Income taxes paid, net	448	1,764

Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$258	$5,953

Note 8.  Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

We have a dividend reinvestment and stock purchase plan that gives our common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. We may, at our sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by us. As of September 30, 2009, there are 0.7 million shares that remain available for issuance.  However, in November 2008, we determined that participation in these plans would be suspended due to the Registration Statement on Form S-3, under which the plans are filed, no longer being effective as a result of our SEC filings not being filed timely.

Note 9.    Segment Information

Our principal business activity is to operate and maintain water and wastewater infrastructure.  Through our operating subsidiaries, we own 131 systems and operate hundreds more under contract to cities, utility districts and private companies. We have four reporting segments, and separate our segments first by whether we own the utility or provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations. In our financial statements we report our Texas utilities operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is primarily because our Texas Utilities are under-recovering their current cost of service, including a reasonable rate of return, as we have made large investments in these operations that are not yet being recovered through the rates we are allowed to charge. Our contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”), and those that are small, full service contracts operated by a common team of personnel whose cost is allocated to a number of clients (“Texas MUD Services”).

The following tables present information about the operations of each segment for the three- and nine-month periods ended September 30, 2009 and 2008.

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

(In thousands)		Texas	O&M	Texas MUD		Consol-

	Utilities	Utilities	Services	Services	Corporate	idated
Three Months Ended September 30, 2009

Operating revenue	$19,332	$10,231	$9,471	$19,950	$—	$58,984

Expenses:

Operating expenses	11,207	7,674	9,401	19,801	5,438	53,521

Depreciation and Amortization	2,007	1,187	140	187	321	3,842

Total expenses	13,214	8,861	9,541	19,988	5,759	57,363

Operating income (loss)	6,118	1,370	(70)	(38)	(5,759)	1,621

Interest expense	(564)	(390)	(28)	(24)	(1,396)	(2,402)

Interest income	25	17	—	3	—	45
Other income (expense)	160	(276)	(69)	(77)	262	—

Income (loss) from continuing operations before income taxes	$5,739	$721	$(167)	$(136)	$(6,893)	$(736)

(In thousands)		Texas	O&M	Texas MUD		Consol-

	Utilities	Utilities	Services	Services	Corporate	idated
Three Months Ended September 30, 2008

Operating revenue	$18,045	$10,020	$10,472	$18,945	$—	$57,482

Expenses:

Operating expenses	10,474	6,174	11,249	20,697	4,043	52,637
Depreciation and Amortization	1,818	1,071	(131)	268	390	3,416

Total expenses	12,292	7,245	11,118	20,965	4,433	56,053

Operating income (loss)	5,753	2,775	(646)	(2,020)	(4,433)	1,429

Interest expense	(542)	(398)	(1)	(33)	(1,177)	(2,151)
Interest income	4	6	3	326	10	349
Other income (expense)	115	(1,253)	(177)	280	1,035	—

Income (loss) from continuing operations before income taxes	$5,330	$1,130	$(821)	$(1,447)	$(4,565)	$(373)

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

(In thousands)		Texas	O&M	Texas MUD		Consol-

	Utilities	Utilities	Services	Services	Corporate	idated
Nine Months Ended September 30, 2009

Operating revenue	$49,144	$27,827	$27,599	$56,922	$—	$161,492

Expenses:

Operating expenses	27,928	18,511	27,285	55,745	24,010	153,479

Depreciation and Amortization	5,958	3,527	414	600	1,033	11,532
Impairment of long-lived assets	—	—	—	122	7,993	8,115
Total expenses	33,886	22,038	27,699	56,467	33,036	173,126

Operating income (loss)	15,258	5,789	(100)	455	(33,036)	(11,634)

Interest expense	(1,754)	(1,217)	(84)	(28)	(4,182)	(7,265)

Interest income	78	37	2	8	4	129
Other income (expense)	424	(704)	(216)	(248)	744	—

Income (loss) from continuing operations before income taxes	$14,006	$3,905	$(398)	$187	$(36,470)	$(18,770)

(In thousands)		Texas	O&M	Texas MUD		Consol-

	Utilities	Utilities	Services	Services	Corporate	idated
Nine Months Ended September 30, 2008
Operating revenue	$46,553	$26,751	$30,559	$55,202	$—	$159,065

Expenses:

Operating expenses	25,920	17,061	31,708	56,613	13,275	144,577

Depreciation and Amortization	5,239	3,038	(9)	885	1,273	10,426
Impairment of long-lived assets	—	865	—	210	—	1,075

Total expenses	31,159	20,964	31,699	57,708	14,548	156,078

Operating income (loss)	15,394	5,787	(1,140)	(2,506)	(14,548)	2,987

Interest expense	(1,649)	(1,060)	(2)	(103)	(3,550)	(6,364)

Interest income	28	19	16	375	21	459
Other income (expense)	379	(3,006)	(336)	435	2,528	—

Income (loss) from continuing operations before income taxes	$14,152	$1,740	$(1,462)	$(1,799)	$(15,549)	$(2,918)

SOUTHWEST WATER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ( UNAUDITED )

Note 10.     Subsequent Events

Dividend Declared

On October 23, 2009 we declared quarterly cash dividends of $0.05 per share of common stock, an increase from the prior quarterly dividend of $0.025 per share, and $0.65625 per share of Series A preferred stock.  The dividends will be paid on November 20, 2009 to stockholders of record on November 4, 2009.

Dispute Notification on Environmental Matters

Some groundwater sources for our California water utility have been affected by groundwater contaminants consisting mainly of chemicals disposed of by certain companies in the 1940s and 1950s. In 2001 and 2002, this contamination required us to shutdown a number of our wells and purchase replacement water at a cost substantially higher than the cost of water pumped from our own wells.

In 2002, a Settlement Agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and certain water entities, including our California water utility. Under this agreement, we have received payments since 2002, and we expect to continue to receive payments until completion of remediation. These payments are intended to represent the additional incremental cost of our purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been contaminated. These reimbursements reduce our operating expenses. Total reimbursements were $23.9 million from 2002 through September 30, 2009.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions totaled $9.9 million through September 30, 2009, and were recorded as contributions in aid of construction.

In October 2009, we received notice from the Cooperating Respondents that a submission of a major dispute had been filed under the Settlement Agreement questioning the scope and method of calculating the Cooperating Respondents obligation to reimburse us. It is not possible at this time to determine with any certainty the likely outcome of this matter nor the cost impact that may be involved.

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

OVERVIEW

SouthWest Water’s principal business activity is to own, operate and maintain water and wastewater infrastructure.  Through our operating subsidiaries, we own 131 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. Our corporate offices are located in Los Angeles, California.

In the past ten years, we have completed 19 acquisitions of both utility and contract service businesses. These acquisitions previously operated largely independent of each other, resulting in a complex business structure with varying business practices. In 2006, our Board of Directors appointed a new Chief Executive Officer to, among other things, review our operations and plan for future growth. Beginning in 2007, we implemented changes to better integrate the various segments of the business.  In 2007 and 2008, we made a major change to how we operate; we consolidated many of the departments that provide common support functions such as environmental health and safety, our financial and accounting services, information technology and our customer call center. These consolidated departments allocate their costs to each operating segment where appropriate. In 2008, our operations were divided into four operating segments to better focus the distinct strategies of each of our operating businesses. Each segment has imbedded in it the direct operating cost and infrastructure to deliver on its business plan, relying upon the allocated common support functions discussed above. Each operating segment is led by a Managing Director and a Financial Director.  We believe this management structure brings both direct operational and financial accountability to each of the operations.

As a result of this reorganization, we now have four reporting segments.  We separate our segments first by whether we own the utility or we provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations. In our financial statements we report our Texas utility operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is principally because the Texas Utilities predominantly under-recovering their current cost of service, which includes a reasonable return on equity, as we have made large investments in these operations since acquisition that are not yet being recovered through the rates we charge. Our contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

Utilities consist of our owned water and wastewater utilities located in California, Alabama and Mississippi. The New Mexico utility was part of this segment prior to its sale in May 2009 (see Note 5 to our Condensed Consolidated Financial Statements, “Legal Proceedings,” for detailed information on the New Mexico utility sale). Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 91% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies; except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year (backward looking). Our Utilities operations are characterized by ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as routine growth from rate increases and new connections.

Texas Utilities consists of 120 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers’ water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch utilities.  The Monarch utilities, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant amounts of capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, we have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable return on equity, we expect to aggregate this segment within our Utilities segment.

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

Impacts to Results of Operations 2009 and 2008

Utilities & Texas Utilities: Our utilities segments’ results of operations are generally influenced by a variety of factors that are similar between the two segments and the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section in our Form 10-K. As we review and discuss performance, the general areas of impact we evaluate are as follows:

▪      Growth Related: Growth in our utilities segments is generally characterized by the following drivers; 1) growth in the number of connections served within existing utility service areas, or 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built out system that does not generally have much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction in the past, however, with the recent decline in the housing market, this rate of growth significantly declined throughout 2008 and the first three quarters of 2009. Growth through acquisitions occurred in 2008 with the acquisition of a 4,000 connection wastewater utility system in Alabama in late January 2008.

▪      Rate Related: Each of our utilities will increase rates from time to time as allowed by the regulator or governing contract, to recover expenses and realize a return on invested capital. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. In 2008, we were actively pursuing rate increases in our California, Texas and Alabama utilities. Our Texas Utilities benefited in 2008 from a full year impact of a proposed rate increase from our 2007 Monarch rate filing, which was resolved through an all-party settlement in December 2008. The settlement resulted in an 8% reduction from proposed rates collected in 2008 and required us to refund an estimated $0.5 million which was recorded in the fourth quarter of 2008.  We will implement a step-rate increase of 8% in March 2010 per the settlement. We also initiated rate increases in three smaller Texas utilities and reached all-party settlements with two in late 2008 and the third in the second quarter of 2009. In Alabama we have agreement with the local government over our Shelby County wastewater utility that provides us with the ability to request rate increases annually, and accordingly, we requested and received an 8% increase in January 2008.

Additionally, we were actively working with our regulators in 2009 on additional rate cases that will impact 2009 and future periods. Increases that impacted the first three quarters include rate increases in California and Alabama.  In California we worked with the California Public Utilities Commission (“CPUC”) on our 2009 general rate case which was settled in the first quarter of 2009 for an 11% increase over our rates at the beginning of 2008.  In Alabama, we applied for a rate increase under our Shelby County and Riverview wastewater utility contracts and received permission to raise rates approximately 14% and 4.5% respectively, in January 2009.

▪     Demand Related: Our utility results are largely dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary greatly with rainfall and temperature levels.  Not only does rainfall vary from season to season, but from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of lower than expected water use. This can occur during abnormal weather conditions, such as when summer temperatures are cooler than normal or during mandatory restrictions on water use because of drought. Also, demand related changes can occur as a result of conservation and socio-economic impacts.  In 2008 and the first nine months of 2009, we saw increased demand in Texas due to drought conditions and lower demand at our California utility largely due to conservation and generally slow economic conditions.

▪     Supply Related: The cost of water and related commodities is a major driver of our results. Utilities that purchase water are subject to changes in operating results due to the amount and cost of that water. Purchased water supply changes are typically driven by longer-term climate issues such as extended drought but can also be driven by short-term maintenance needs. In the first nine months of 2009, we saw increased cost of purchased water in Texas due to drought conditions and well repairs. In California, our unit cost of purchased water has increased; however, our total purchased costs have decreased due to reduced demand as a result of customer conservation efforts.

▪     Operation & Maintenance Related: Our operation and maintenance costs include fuel, power, labor and  benefits, facility costs, and other ordinary costs of producing, treating and delivering water.  These costs are impacted by compliance with environmental and health safety standards. They are also typically subject to inflation effects and while we can file for recovery after inflation effects are incurred in backward looking rate making jurisdictions, we often experience a lag between the time we incur these costs and when we receive the rate increase to cover these costs. In California, which is a forward looking rate making environment, we estimate the impact of inflation in our rate filings and must absorb any costs that are higher than our estimates.

▪     General & Administrative Related: Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include information technology (“IT”), shared financial services, the customer service center, environmental health and safety and insurance. In 2008, we made large investments in our consolidated support functions that drove costs higher in the short term, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the costs of supporting our operations.

▪     Other: Other is reserved for unusual items that may impact results from time to time. Most significantly in the first nine months of 2009, we saw an increase in revenue in our California utility as a result of a conservation rate adjustment, an increase in costs in our Mississippi utility due to a refund of sales tax in the comparable prior period, and a reduction in costs in Texas due to a write-off of assets in the comparable prior period.

O&M Services Segment: Our O&M Services segment results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

▪     Contract Growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in the first three quarters of 2009 was from expanding the scope of work provided to existing customers.

▪     Lost Work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. The primary driver in the first three quarters of 2009 was reduced project work as well as our cancellation of two contracts in California in 2008 due in part to the financial under performance of the contracts.

▪     General & Administrative Related:  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center, environmental health and safety and insurance.  In 2008, we made large investments in our consolidated support functions that have driven costs higher but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

▪     Other:  Other is reserved for unusual items that may impact results from time to time, such as legal fees, fines or the elimination of certain non-core service offerings. Most significantly in the first nine months of 2009, we eliminated certain non-core service offerings in Colorado and reduced legal costs versus the comparable prior period.

Texas MUD Services Segment: Our Texas MUD Services segment results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

▪     Contract Growth:  Growth is generally due to new contracts, additional project work and contract price increases.  In the first three quarters of 2009, our growth was primarily driven by increases in service order work.

▪     Lost Work: Lost work is generally driven by lost contracts, reduction in project work or a reduction in ancillary services, such as new taps and inspection services for new home construction.  In the first three quarters of 2009, lost work was primarily driven by lost contracts and the sale of our environmental testing laboratory.

▪     General & Administrative Related:  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by consolidated support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center, environmental health and safety and insurance. In 2008, we made large investments in our consolidated support functions that have driven costs higher, but we now have a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations.

▪     Other:  Other is reserved for unusual items that may impact results from time to time.

Corporate Segment: Our Corporate segment represents costs related to executive management, investor relations, human resources, general legal and insurance, certain IT functions that support all operations and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation.  A portion of these costs are allocated to utilities in rate filings as allowed costs in rates.  In the first nine months of 2009, costs were primarily impacted by $12.6 million of expenses associated with our restatement of historical financial results and a charge of $8.0 million related to the write-off of Cornerstone assets, net of recoveries from vendors.

On occasion, we do have other costs that flow through the segment. In 2008, the expenses associated with the Cornerstone internal-use software development project were largely absorbed by the corporate segment. This project upgraded our core IT infrastructure such as telecommunication, servers and data links. In addition, as of January 1,

2008 we are operating on a single company-wide financial ledger system. In the fourth quarter of 2008, the remaining portions of the project were put on hold and certain portions of the project were eliminated and in May 2009, based on additional information, we determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed which generated the write-off discussed above.

Acquisitions

Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Our most recent significant acquisition was made in late January 2008 (“Riverview”), which affects the comparability of the historical financial condition and results of operations described in the MD&A, is the acquisition of a Birmingham, Alabama-based wastewater collection and treatment system. It serves approximately 4,000 residential and commercial connections in a service area directly adjacent to our existing Shelby County collection and treatment system.

Assets Held for Sale and Dispositions

During 2007, we committed to a plan to sell our wholesale water and wastewater operations in Texas.  In December 2008, we completed the sale of our wholesale wastewater business for net cash proceeds of $2.2 million and a receivable of $0.6 million.  The wastewater treatment plant sold represents a portion of the combined water and wastewater operations’ assets and liabilities. We are uncertain whether we can consummate the sale of the remaining business during 2009; accordingly, the business activity of the wholesale water component is reflected in consolidated continuing operations in all periods presented.

We entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary in 2009 for $0.5 million in cash paid at closing, and up to an additional $0.75 million consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale.  The sale closed on April 1, 2009 and the remaining amount due is $0.35 million in cash.

In January 2009 we reached a settlement in eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”). On May 8, 2009, net cash proceeds from settlement were $53.9 million and the resulting gain, net of direct transactional costs of $0.1 million, but before taxes was $26.1 million.   Substantially all of the utility plant assets of NMUI were pledged as collateral for $12.3 million in first mortgage bonds.  We repaid these bonds in full, including accrued interest of $0.3 million. The remaining cash proceeds of $41.6 million were used to pay the balance of NMUI liabilities, and to pay down our revolving credit facility. The sale reflects a $107.2 million reduction in assets, offset by reduction in liabilities of $79.5 million, which includes a $69.0 million reduction in contributions in aid of construction.

RESULTS OF OPERATIONS

Three-month period ended September 30, 2009 Compared to 2008

Consolidated operating revenue increased $1.5 million, or 2.6%, to $59.0 million for the three-month period ended September 30, 2009 from $57.5 million for the same period in the prior year.  Consolidated operating expenses increased $1.3 million, or 2.3%, to $57.4 million for the three-month period ended September 30, 2009 from $56.1 million for the 2008 period. Resulting operating income for the three-month period ended September 30, 2009 was $1.6 million compared to $1.4 million for the same period in the prior year.  The operating income for the quarter ended September 30, 2009 includes the impact of $2.3 million of costs associated with the restatement of historical financial results.

	Three Months Ended September 30,
			Increase	Percent of Revenue
(In thousands)	2009	2008	(decrease)	2009	2008
Utilities
Operating Revenue	$19,332	$18,045	$1,287
Operating Expenses	13,214	12,292	922	68.4%	68.1%
Operating Income	$6,118	$5,753	$365	31.6%	31.9%

Texas Utilities
Operating Revenue	$10,231	$10,020	$211
Operating Expenses	8,861	7,245	1,616	86.6%	72.3%
Operating Income	$1,370	$2,775	$(1,405)	13.4%	27.7%

O&M Services
Operating Revenue	$9,471	$10,472	$(1,001)
Operating Expenses	9,541	11,118	(1,577)	100.7%	106.2%
Operating Loss	$(70)	$(646)	$576	(0.7%)	(6.2%)

Texas MUD Services
Operating Revenue	$19,950	$18,945	$1,005
Operating Expenses	19,988	20,965	(977)	100.2%	110.7%
Operating Loss	$(38)	$(2,020)	$1,982	(0.2%)	(10.7%)

Corporate
Operating Revenue	$—	$—	$—
Operating Expenses	5,759	4,433	1,326
Operating Loss	$(5,759)	$(4,433)	$(1,326)

Total
Operating Revenue	$58,984	$57,482	$1,502
Operating Expenses	57,363	56,053	1,310	97.3%	97.5%
Operating Income	$1,621	$1,429	$192	2.7%	2.5%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income

Three-month period ended September 30, 2008	$18,045	$12,292	$5,753
Rate Related	1,428	-
Demand Related	(680)	-
Supply Related	-	232
G&A Related	-	479
Other	539	211
Three-month period ended September 30, 2009	$19,332	$13,214	$6,118

Operating revenue increased $1.3 million, or 7.1%, to $19.3 million for three-month period ended September 30, 2009 from $18.0 million for the same period in prior year.  The net increase was primarily due to the following events:

•                   Rate Related: A $1.4 million increase due to rate increases in California and Alabama, of which $1.2 million is due to our California utility implementing a general rate increase in January 2009 and $0.2 million is due to rate increases at two of our Alabama utilities.

•                   Demand Related: A $0.7 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts.

•                   Other: A $0.5 million increase related to a conservation rate adjustment on revenue.

Operating expenses increased $0.9 million, or 7.5%, to $13.2 million for the three-month period ended September 30, 2009, from $12.3 million for the same period in the prior year. The increase was primarily due to the following events:

•                   Supply Related: A $0.2 million increase primarily due to increased unit cost of water in California offset by reduced costs due to lower demand.

•                   G&A Related: A $0.5 million increase primarily due to increased costs associated with the upgrade of IT and financial systems and insurance related expenses.

•                   Other: A $0.2 million increase primarily related to legal costs and other settlements.

As a result of the above events, operating income increased $0.4 million to $6.1 million for the three-month period ended September 30, 2009 from $5.8 million for the same period in the prior year.  Operating income includes $0.5 million of Other revenue and $0.2 million of Other expense for the three-month period ended September 30, 2009.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income

Three-month period ended September 30, 2008	$10,020	$7,245	$2,775
Rate Related	89	-
Demand Related	122	-
Supply Related	-	239
O&M Related	-	969
G&A Related	-	258
Other	-	150
Three-month period ended September 30, 2009	$10,231	$8,861	$1,370

Operating revenue increased $0.2 million, or 2.1%, to $10.2 million for three-month period ended September 30, 2009 from $10.0 million for the same period in prior year. The increase was primarily due to the following events:

•                   Rate Related: A $0.1 million increase due to rate increases at one utility implemented during the fourth quarter of 2008 and a step-increase in rates at another utility during the first quarter of 2009. These increases were partially offset by a decrease due to settlement of rates at our Monarch utility which were below proposed rates charged in the third quarter of 2008.

•                   Demand Related: A $0.1 million increase due to increased consumption associated with hot and dry weather patterns.

Operating expenses increased $1.6 million, or 22.3%, to $8.9 million for the three-month period ended September 30, 2009, from $7.2 million for the same period in the prior year.  The increase was primarily due to the following events:

•                   Supply Related: A $0.2 million increase due to higher cost of purchased water as a result of well repairs requiring a temporary alternate source of supply.

•                   O&M Related: A $1.0 million increase, driven by asset retirements, increased depreciation expenses and repair and maintenance costs.

•                   G&A Related: A $0.3 million increase primarily due to increased IT, support functions, and insurance expenses.

•                   Other: A $0.2 million increase related to severance expense.

As a result of the above events, operating income decreased $1.4 million, to $1.4 million for the three-month period ended September 30, 2009, from income of $2.8 million for the same period in the prior year.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating loss

Three-month period ended September 30, 2008	$10,472	$11,118	$(646)
Contract Growth	729	120
Lost Work	(1,568)	(1,857)
Other	(162)	160
Three-month period ended September 30, 2009	$9,471	$9,541	$(70)

Operating revenue decreased $1.0 million, or 9.6%, to $9.5 million for the three-month period ended September 30, 2009 from $10.5 million for the same period in the prior year. The net decrease in revenue was primarily due to the following events:

•                   Contract Growth: A $0.7 million increase, primarily due to price and scope increases.

•                   Lost Work: A $1.6 million decrease due to $1.2 million from lost contracts, which includes $0.9 million related to two underperforming contracts that were terminated by management in late 2008, and $0.4 million from reduced project work.

•                   Other: A $0.2 million decrease as we stopped certain non-core service offerings in Colorado.

Operating expenses decreased $1.6 million, or 14.2%, to $9.5 million for the three-month period ended September 30, 2009, from $11.1 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract Growth: A $0.1 million increase due to expanded scope on contracts identified above.

•                   Lost Work: A $1.9 million decrease due to lost contracts and reduced project work.

•                   Other: A $0.2 million increase primarily due to a favorable settlement of outstanding litigation in the third quarter of 2008, offset by a decrease in expense as we stopped pursuing certain service offerings in Colorado.

As a result of the above events, operating loss narrowed to a loss of $0.1 million for the three-month period ended September 30, 2009, from a loss of $0.6 million for the same period in the prior year.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating loss

Three-month period ended September 30, 2008	$18,945	$20,965	$(2,020)
Contract Growth	3,065	2,296
Lost Work	(2,060)	(1,718)
G&A Related	-	(1,876)
Other	-	321
Three-month period ended September 30, 2009	$19,950	$19,988	$(38)

Operating revenue increased $1.0 million, or 5.3%, to $20.0 million for three-month period ended September 30, 2009 from $18.9 million for the same period in the prior year. The net increase was primarily due to the following events:

•                   Contract Growth: A $3.1 million increase due to increased service order work, generally related to repairs and maintenance work associated with hot and dry weather patterns.

•                   Lost Work: A $2.1 million decrease primarily due to a $0.6 million decrease in new housing related services, a $0.7 million decrease related to the sale of our environmental testing laboratory on April 1, 2009, and $0.7 million due to lost contracts.

Operating expenses decreased $1.0 million, or 4.7%, to $20.0 million for the three-month period ended September 30, 2009, from $21.0 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract Growth: A $2.3 million increase related to increases in service and maintenance work orders.

•                   Lost Work: A $1.7 million decrease due to $1.5 million related to lost contracts and $0.2 million from the sale of our environmental testing laboratory on April 1, 2009.

•                   G&A Related: A $1.9 million decrease, primarily due to cost savings across multiple general and administrative costs.

•                   Other:  A $0.3 million increase primarily related to the settlement of a historical legal issue.

As a result of the above events, operating income improved $2.0 million to break-even for the three-month period ended September 30, 2009, compared to a loss of $2.0 million for the same period in the prior year.  Operating income for the three-month period ended September 30, 2009 includes Other expense of $0.3 million.

Corporate

Operating expenses increased $1.4 million to $5.8 million for the three-month period ended September 30, 2009, from $4.4 million for the same period in the prior year. The net increase was primarily due to the following events:

•                   Project Costs: A $0.6 million decrease as a result of costs incurred in the third quarter of 2008 related to our Cornerstone internal-use software development project. In May 2009 the project was terminated.

•                   G&A Related: A $0.3 million decrease primarily due to reductions in general expenses and a previously accrued performance bonus.

•                   Other: A $2.2 million increase, primarily driven by $2.3 million of financial restatement related costs, including audit fees and accounting resource expenses to support the restatement of historical financial results and prior period SEC filings completed in the quarter, offset by a $0.2 million decrease associated with consulting expenses in the comparable prior period.

Other Income (Expense)

Aggregate other expenses increased $0.6 million, or 30.8%, to $2.4 million for the three-month period ended September 30, 2009, compared to $1.8 million for the same period in the prior year as follows:

	Three-month period ended
	September 30,
(In thousands)	2009	2008	Change
Interest expense	$(2,402)	$(2,151)	$(251)
Interest income	45	349	(304)
Total	$(2,357)	$(1,802)	$(555)

Interest Expense. Interest expense increased by $0.3 million, or 11.7%, to $2.4 million for the three-month period ended September 30, 2009 from $2.1 million for the same period during the prior year primarily as a result of an increase in amortization of debt issuance cost due to recent amendments to our line of credit arrangements that resulted in an additional deferred debt issuance cost in 2009.

The balance of the change in interest expense is due to increased interest rates and lower average outstanding debt balances.  The weighted average annual interest rate on total borrowings was approximately 6.3% at September 30, 2009 and 4.4% for the same period in the prior year.  The average balance of interest-bearing debt outstanding decreased to $153.2 million during the three-month period ended September 30, 2009 compared to $194.0 million for the same period in the prior year.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 32.2% for the three-month period ended September 30, 2009 compared to a benefit of 34.9% for the same period in 2008. The effective rate in

2009 and 2008 was lower than the expected statutory rate due to the effect of the Texas Franchise Tax which reduced our overall income tax benefit.

Nine-month period ended September 30, 2009 Compared to 2008

Consolidated operating revenue increased $2.4 million, or 1.5%, to $161.5 million for the nine-month period ended September 30, 2009 from $159.1 million for the same period in the prior year.  Consolidated operating expenses increased $17.0 million, or 10.9%, to $173.1 million for the nine-month period ended September 30, 2009 from $156.1 million for the comparable 2008 period.  Resulting operating income decreased $14.6 million to a loss of $11.6 million for the nine-month period ended September 30, 2009, from operating income of $3.0 million for the same period in the prior year.  The operating loss for the nine-month period ended September 30, 2009 includes the impact to operating income of $12.6 million of costs associated with the restatement of historical financial results, and $8.0 million of impairment of assets related to the Cornerstone project, as well as other items as described below.  The operations of our New Mexico utility are not reflected in the results below, as it was sold in May 2009 and is, therefore, part of discontinued operations for the periods prior to the sale.

	Nine Months Ended September 30,
		2008	Increase	Percent of Revenue
(In thousands)	2009	As Restated	(decrease)	2009	2008
Utilities
Operating Revenue	$49,144	$46,553	$2,591
Operating Expenses	33,886	31,159	2,727	69.0%	66.9%
Operating Income	$15,258	$15,394	$(136)	31.0%	33.1%

Texas Utilities
Operating Revenue	$27,827	$26,751	$1,076
Operating Expenses	22,038	20,964	1,074	79.2%	78.4%
Operating Income	$5,789	$5,787	$2	20.8%	21.6%

O&M Services
Operating Revenue	$27,599	$30,559	$(2,960)
Operating Expenses	27,699	31,699	(4,000)	100.4%	103.7%
Operating Loss	$(100)	$(1,140)	$1,040	(0.4%)	(3.7%)

Texas MUD Services
Operating Revenue	$56,922	$55,202	$1,720
Operating Expenses	56,467	57,708	(1,241)	99.2%	104.5%
Operating Income (Loss)	$455	$(2,506)	$2,961	0.8%	(4.5%)

Corporate
Operating Revenue	$—	$—	$—
Operating Expenses	33,036	14,548	18,488
Operating Loss	$(33,036)	$(14,548)	$(18,488)

Total
Operating Revenue	$161,492	$159,065	$2,427
Operating Expenses	173,126	156,078	17,048	107.2%	98.1%
Operating Income (Loss)	$(11,634)	$2,987	$(14,621)	(7.2%)	1.9%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income

Nine-month period ended September 30, 2008	$46,553	$31,159	$15,394
Growth Related	490	278
Rate Related	3,988	-
Demand Related	(2,094)	-
Supply Related	-	(373)
O&M Related	-	185
G&A Related	-	2,017
Other	207	620
Nine-month period ended September 30, 2009	$49,144	$33,886	$15,258

Operating revenue increased $2.6 million, or 5.6%, to $49.1 million for nine-month period ended September 30, 2009 from $46.6 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth Related: A $0.5 million increase primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                   Rate Related: A $4.0 million increase due to rate increases in California and Alabama, of which $3.4 million is due to our California utility implementing a step-rate increase in July 2008 and general rate increase in January 2009, and $0.5 million is due to rate increases at two of our Alabama utilities.

•                   Demand Related: A $2.1 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts.

•                   Other: A $0.2 million increase related to a conservation rate adjustment on revenue.

Operating expenses increased $2.7 million, or 8.8%, to $33.9 million for the nine-month period ended September 30, 2009, from $31.2 million for same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth Related: A $0.3 million increase due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                   Supply Related: A $0.4 million decrease primarily due to lower purchased water in California driven by lower demand.

•                   O&M Related: A $0.2 million increase primarily due to increased depreciation expense.

•                   G&A Related: A $2.0 million increase primarily due to increased costs associated with the upgrade of IT and financial systems, lower overhead recovery due to fewer capital projects than in the comparable prior period, and insurance related expenses.

•                   Other: A $0.6 million increase, primarily due to a refund of sales tax at our Mississippi utility that was received in the second quarter of 2008 and an increase in legal expenses.

As a result of the above events, operating income decreased $0.1 million, to $15.3 million for the nine-month period ended September 30, 2009, from $15.4 million for the same period in the prior year.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income

Nine-month period ended September 30, 2008	$ 26,751	$ 20,964	$ 5,787
Growth Related	(58)	-
Rate Related	543	-
Demand Related	591	-
Supply Related	-	381
O&M Related	-	1,063
G&A Related	-	345
Other	-	(715)
Nine-month period ended September 30, 2009	$ 27,827	$ 22,038	$ 5,789

Operating revenue increased $1.1 million, or 4.0%, to $27.8 million for nine-month period ended September 30, 2009 from $26.8 million for the same period in prior year. The net increase was primarily due to the following events:

•      Growth Related: A $0.1 million decrease due to the slowdown in housing growth reducing taps and inspection revenue.

•      Rate Related: A $0.5 million increase comprised of increases at two small utilities implemented in the latter half of 2008 and a step-increase in rates at one utility during the first quarter of 2009, offset by a decrease due to settlement of rates at our Monarch utility which were below proposed rates charged in the second and third quarter of 2008.

•      Demand Related: A $0.6 million increase due to increased consumption associated with hot and dry weather patterns.

Operating expenses increased $1.1 million, or 5.1%, to $22.0 million for the nine-month period ended September 30, 2009, from $21.0 million for the same period in the prior year.  The net increase was primarily due to the following events:

•      Supply Related: A $0.4 million increase due to increased purchased water as a result of the inability of our owned sources of ground water to produce enough water due to ongoing drought conditions and well repairs requiring a temporary alternate source of supply.

•      O&M Related: A $1.1 million increase, primarily driven by an increase in asset retirements, depreciation costs, and repairs and maintenance costs.

•      G&A Related: A $0.3 million increase primarily due to increased costs associated with the implementation of our strategy to consolidate support functions and insurance related expenses.

•      Other: A $0.7 million decrease due to the write-off of assets in the second quarter of 2008 related to a wholesale water operation, offset by severance expenses.

As a result of the above events, operating income was $5.8 million for the nine-month period ended September 30, 2009 compared to $5.8 million for the same period in 2008.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating loss

Nine-month period ended September 30, 2008	$ 30,559	$ 31,699	$ (1,140)
Contract Growth	2,251	897
Lost Work	(4,622)	(4,919)
G&A Related	-	60
Other	(589)	(38)
Nine-month period ended September 30, 2009	$ 27,599	$ 27,699	$ (100)

Operating revenue decreased $3.0 million, or 9.7%, to $27.6 million for the nine-month period ended September 30, 2009 from $30.6 million for the same period in the prior year. The net decrease in revenue was primarily due to the following events:

•      Contract Growth: A $2.3 million increase, primarily due to increased project work and price and scope increases.

•      Lost Work: A $4.6 million decrease due to $3.2 million from lost contracts, including $1.8 million related to two underperforming contracts that were terminated by management in late 2008 as well as $1.4 million from reduced project work.

•      Other: A $0.6 million decrease as we stopped certain non-core service offerings in Colorado.

Operating expenses decreased $4.0 million, or 12.6%, to $27.7 million for the nine-month period ended September 30, 2009, from $31.7 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•      Contract Growth: A $0.9 million increase due to new and expanded scope on contracts identified above.

•      Lost Work: A $4.9 million decrease due to lost contracts and reduced project work.

•      G&A related: A $0.1 million increase due to costs related to implementation of our strategy to consolidate support functions.

As a result of the above events, operating loss narrowed to $0.1 million for the nine-month period ended September 30, 2009, from a loss of $1.1 million for the same period in the prior year.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income (loss)

Nine-month period ended September 30, 2008	$ 55,202	$ 57,708	$ (2,506)
Contract Growth	7,384	5,311
Lost Work	(5,664)	(4,182)
G&A Related	-	(2,476)
Other	-	106
Nine-month period ended September 30, 2009	$ 56,922	$ 56,467	$ 455

Operating revenue increased $1.7 million, or 3.1%, to $56.9 million for nine-month period ended September 30, 2009 from $55.2 million for the same period in the prior year. The net increase was primarily due to the following events:

•      Contract Growth: A $7.4 million increase due to increases in service order work.

•      Lost Work: A $5.7 million decrease due to a $1.8 million decrease in new housing related services, a $2.5 million decrease due to lost contracts, and a $1.4 million decrease related to the sale of our environmental testing laboratory on April 1, 2009.

Operating expenses decreased $1.2 million, or 2.2%, to $56.5 million for the nine-month period ended September 30, 2009, from $57.7 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•      Contract Growth: A $5.3 million increase primarily related to increases in service and maintenance work orders.

•      Lost Work: A $4.2 million decrease related to lost work, including $1.6 million due to the sale of our environmental testing laboratory.

•      G&A Related: A $2.5 million decrease, primarily due to various savings and efficiency gains in multiple general and administrative costs.

•      Other:  A $0.1 million increase related to the settlement of a legal issue, offset by impairment of long-lived assets in the comparable period of 2008.

As a result of the above events, operating income increased $3.0 million to $0.5 million for the nine-month period ended September 30, 2009, compared to an operating loss of $2.5 million for the same period in the prior year.

Corporate

Operating expenses increased $18.5 million, to $33.0 million for the nine-month period ended September 30, 2009, from $14.5 million for the same period in the prior year.

The net increase was primarily due to the following events:

•      Project Costs: A $2.2 million decrease as a result of costs incurred in the first nine months of 2008 related to our Cornerstone internal-use software development project. In October 2008, we announced the suspension of the project due to the uncertain financial markets that led to the decision to minimize all cash expenditures.

•      G&A Related: A $0.3 million increase primarily due to increases in multiple general and administrative costs.

•      Other: A $20.3 million increase, primarily driven by $12.6 million of financial restatement related costs, including audit fees and accounting resource expenses to support the restatement of historical financial results, and $8.0 million related to a write-off of Cornerstone assets net of recoveries from vendors, offset by reduced costs associated with consulting expenses in the comparable prior period.

Other Income (Expense)

Aggregate other expenses increased $1.2 million, or 20.8%, to $7.1 million for the nine-month period ended September 30, 2009, compared to $5.9 million for the same period in the prior year as follows:

	Nine-month period ended
	September 30,
(In thousands)	2009	2008	Change
Interest expense	$(7,265)	$(6,364)	$(901)
Interest income	129	459	(330)
Total	$(7,136)	$(5,905)	$(1,231)

Interest Expense. Interest expense increased by $0.9 million, or 14.2%, to $7.3 million for the nine-month period ended September 30, 2009 from $6.4 million for the same period during the prior year.

The change in total interest incurred is partially the result of a $0.4 million acceleration of deferred financing costs due to an amendment to the credit facility in May 2009.  The balance of the change is due to increased interest rates.  The weighted average annual interest rate on total borrowings was approximately 5.6% for the nine-month period ended September 30, 2009 and 4.7% for the same period in the prior year. The increased rates of interest were caused in part by the increases of 3% and 2.75% in our margins over the LIBOR and prime rate indexes under our amended credit facility agreement. These increases were offset by a decrease in borrowing levels. The average balance of interest-bearing debt outstanding decreased to $173.9 million during the nine-month period ended September 30, 2009 compared to $179.7 million for the same period in the prior year.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 36.2% for the nine-month period ended September 30, 2009 compared to a benefit of 35.6% for the same period in 2008.  The effective rate in 2009 and 2008 was lower than the expected statutory rate due to the effect of the Texas Franchise Tax which reduced our overall income tax benefit.

Income (loss) from Discontinued Operations

Income from discontinued operations of $17.7 million during the nine-month period ended September 30, 2009 reflects primarily the $16.7 million gain on sale of our New Mexico utility, net of tax. The sale reflects a $107.2 million reduction in assets, offset by a reduction in liabilities of $79.5 million which include a $69.0 million of contributions in aid of construction.  Prior year loss from discontinued operations includes results of our New Mexico utility, offset by losses associated with a wholesale wastewater business sold late in 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

See the discussion under the caption “Recent Accounting Pronouncements” contained in Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our overall objectives with respect to liquidity and capital resources are to:

•      Generate sufficient operating cash flows to service our debt and tax obligations, fund capital improvements and organic growth, and pay dividends to our stockholders;

•      Utilize our credit facility for minor capital improvements and to manage seasonal cash needs;

•      Obtain external financing for significant acquisitions; and

•      Achieve approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008	Change
Net Cash provided by (used in):
Continuing operations:
Operating activities	$7,352	$277	$7,075
Investing activities	42,218	(48,291)	90,509
Financing activities	(39,112)	46,798	(85,910)
Total continuing operations	10,458	(1,216)	11,674
Discontinued operations:
Total discontinued operations	(9,977)	1,519	(11,496)

Increase in cash and cash equivalents	$481	$303	$178

Cash Flows from Operating Activities of Continuing Operations. Net cash provided by operating activities was $7.4 million for the nine-months ended September 30, 2009 versus $0.3 million for the same period last year.  Operational aspects of our businesses that affected working capital in the nine months ended September 2009 versus the comparable period in 2008, are highlighted below:

•      Net income of $5.8 million, as compared to a net loss of $2.0 million in 2008;

•      Non-cash operating expense items of $24.7 million, as compared to $15.0 million in 2008;

•      Income from discontinued operations of $17.7 million, as compared to a loss of $0.1 million in 2008; and,

•      Changes in operating assets and liabilities decreasing cash by $5.4 million, as compared to $12.8 million in 2008.

Cash Flows from Investing Activities of Continuing Operations. Cash provided by investing activities totaled $42.2 million, representing proceeds from the sale of businesses and related property, plant and equipment of $54.4 million (primarily New Mexico Utility Inc. “NMUI”).  This was offset by capital investments in property, plant and equipment of $12.3 million.

Cash Flows from Financing Activities of Continuing Operations. Cash used in financing activities totaled $39.1 million, primarily related to net repayments of our long-term debt of $13.7 million, our credit facility of $23.5 million and the payment of $2.7 million of deferred financing costs related to amending our credit facility, offset by capital improvement reimbursements of $3.2 million.

Our credit facility was primarily used to fund our investing activities and, to a lesser extent, to manage seasonal cash needs.  Additional borrowing availability under our revolving credit facility was $32.2 million as of September 30, 2009.

During the nine-month period ended September 30, 2009, we declared two quarterly cash dividends of $0.025 per share on common stock and $0.65625 per share of Series A preferred stock on both April 9, 2009 and July 12, 2009. The dividends were paid on May 5, 2009 and July 27, 2009, respectively.  Quarterly cash dividends in the same amounts were paid on January 22, 2009 for dividends declared in December 2008.

FINANCIAL CONDITION

We believe our existing sources of liquidity are adequate to meet our anticipated needs in the coming year. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, and interest and dividend payments. During 2009 and in subsequent years, we may from time to time satisfy these requirements with a combination of cash generated by operations, borrowings under our revolving credit facility or funds from the capital markets as conditions allow. We expect that borrowing capacity under our revolving credit facility will continue to be available to manage working capital during those periods.

As of September 30, 2009, we had working capital of $25.2 million compared to working capital of $11.0 million at December 31, 2008. The increase was primarily due to increases in accounts receivable related to seasonably higher revenue, along with reduced other liabilities in connection with the NMUI disposition.

We have access to $110 million in financing under our credit facility that expires February 15, 2013. A total of nine banks participate in the facility. As of September 30, 2009, we had $32.2 million of borrowing capacity available under our credit facility. The impact of the prior period restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, and the lack of timeliness of Securities and Exchange Commission (“SEC”) financial filings created a number of defaults under our credit facility agreement at the quarter ended March 31, 2009 and December 31, 2008. The defaults were cured with several amendments to the credit facility agreement dated from November 28, 2008 through July 31, 2009. Under the amendments, our credit facility was reduced from $150 million to its current availability of $110 million. The facility was also secured with certain assets of the Company and our borrowing margins were significantly increased. If our debt-to-capitalization ratio is 60% or lower, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. As of September 30, 2009 our debt-to-capitalization ratio is 57%, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. Fees charged in connection with securing these amendments were $2.7 million in the nine months ended September 30, 2009. These fees were capitalized and are being amortized over the remaining term of the agreement as interest expense. Our ability to comply with financial covenants, pay principal or interest and refinance our debt obligations will depend on our future operating performance as well as other factors that may be beyond our control.  The continued opportunity for operating improvements, enhanced cash management and suspension of elective capital expenditures should improve our ability to comply with the revised covenants in the revolving credit facility.

As part of the amended credit agreement for our credit facility, we have agreed to utilize only $12.5 million under our capital lease facility.  Our California mortgage bond indentures permit the issuance of an additional $91.2 million of first mortgage bonds as of September 30, 2009. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California utility company pays to the parent Company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $23.1 million as of September 30, 2009. We were in compliance with or had obtained waivers for all loan agreement covenants during the three-month and nine-month period, ended September 30, 2009.

We have previously filed a shelf registration statement with the SEC, for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. We issued approximately $43.6 million of common stock under the shelf registration. As we were unable to timely file our required SEC filings for the September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on Form 10-K, we cannot use Form S-3 Registration Statements for our securities with the SEC at this time. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Accordingly, we will have to meet more demanding requirements to register additional securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could be limited and more costly.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2009, as well as an estimate of the periods during which these payments are expected to be made.

	Years Ended December 31,
		Remainder	2010	2012	2014
		of	and	and	and
(In thousands)	Total	2009	2011	2013	Beyond

Long-term debt (1):
Bank line of credit (2)	$ 74,500	$ —	$ —	$ 74,500	$ —
Mortgage bonds	33,000	—	—	—	33,000
Bank term loans (3)	30,356	206	1,646	1,646	26,858
Convertible subordinated debentures (4)	11,859	—	—	—	11,859
Capital lease obligations (5)	3,423	293	2,195	935	—
Economic development revenue bonds (6)	1,810	120	260	295	1,135
Note Payable	78	78	—	—	—
Total long-term debt	155,026	697	4,101	77,376	72,852

Repayment of advances for construction (7)	9,250	223	711	697	7,619
Water purchase commitment (8)	6,837	115	920	920	4,882
Operating lease obligations	19,948	1,284	6,985	3,703	7,976
Total obligations as of September 30, 2009 (9)	$ 191,061	$ 2,319	$ 12,717	$ 82,696	$ 93,329

(1)    Excludes interest payments, which are described in the following notes. The terms of the long-term debt are also more fully described in the notes to the condensed consolidated financial statements included in this report, and in our 2008 Annual Report on Form 10-K.

(2)    The bank lines of credit bear interest at variable rates and therefore the amount of future interest payments are uncertain. Borrowings bear interest, at our option, based on a margin over either: a) the LIBOR rate; or b) the prime rate. The margins vary on a sliding scale based on our consolidated debt-to-capitalization ratio. The weighted-average annual interest rate on our bank line of credit borrowings was 4.37% as of September 30, 2009, excluding amendment and waiver fees.

(3)    Interest on the bank term loans is fixed at a weighted-average annual interest rate of 6.50% and is payable monthly.

(4)    Interest on the convertible debentures is fixed at a 6.85% annual rate and is payable quarterly. The debentures are convertible, at the option of the holder, into shares of our common stock at any time prior to their maturity in 2021.

(5)    Interest on the capital lease obligations is imputed at a weighted-average annual interest rate of 5.29% and is payable monthly.

(6)    Interest on the economic development bonds is fixed at a weighted-average annual interest rate of 6.00% and is payable semiannually.

(7)    Advances for construction are non-interest bearing.  Our repayment assumptions on certain obligations are based upon forecasted connection growth.  If forecasted connections do not materialize, the related payments are not due as shown and corresponding amounts may become contributed capital.

(8)    Reflects the minimum annual contractual commitment to purchase water through 2024. The price per unit is subject to increases in future periods for production cost increases and may also increase, but not decrease, if our average actual purchase volumes exceed specified amounts.

(9)    The totals exclude preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock currently outstanding. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

As of September 30, 2009, we had irrevocable standby letters of credit in the amount of $3.3 million issued and outstanding under our credit facility.

During our normal course of business, we have entered into agreements containing indemnities which may require us to make payments in the future. These indemnities are in connection with facility leases and liabilities and operations and maintenance contracts entered into by our contract services businesses. The duration of these indemnities, commitments and guarantees varies, and in certain cases may be indefinite. Substantially all of these indemnities provide no limitation on the maximum potential future payments we could be obligated to make and are not quantifiable. We have not recorded any liability for these indemnities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2009, we had $155.0 million of long-term variable and fixed-rate debt.  We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $74.5 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 4.37% as of September 30, 2009. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.7 million per year.

Our fixed-rate debt, which has a carrying value of $80.5 million, has a fair value of $71.2 million as of September 30, 2009. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.6% as of September 30, 2009. A hypothetical ten percent decrease in annual interest rates, from 6.6% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $4.9 million.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, our disclosure controls and procedures were not effective. Plans for remediation of the disclosed weaknesses are in process as described in this section. As of September 30, 2009, sufficient progress has not been made to change our previously disclosed conclusions. No new material weaknesses were identified in this period.

In connection with our assessment of our disclosure controls and procedures as of December 31, 2008, we have identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting.  As of September 30, 2009, although remediation is in progress, until remediation testing to verify effectiveness is complete for each point, we must assume these weaknesses remain material, and will continue to be disclosed:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our controls during the three-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have implemented a remediation plan (“the Plan”) to address the material weaknesses for each of the affected areas presented above. The Plan builds upon many of the initiatives we started over the past two years, such as development of a centralized financial services platform and consolidation of financial accounts onto a common system.  The Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process.  The remediation process entails a thorough analysis which includes the following phases:

a)    Define and assess the deficiency: ensure a thorough understanding of the “as is” state, process owners, and gaps in the deficiency. This work is underway for all identified areas.

b)    Design and evaluate a remediation plan of action for each weakness for each affected area: validate or improve the related policy and procedures, evaluate skills of the process owners with regards to the policy and adjust as required. The Plan requires an assessment of all failures; many of these improvements are well underway.

c)     Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps.

d)    Test and measure the design and effectiveness of the remediation plan, and test and provide feedback on the design and operating effectiveness of the updated controls.

e)    Management review and acceptance of completion of the remediation effort.

The Plan is administered by a Controls Committee comprised of key leaders from cross functional portions of the organization, including the CFO. The Committee reports quarterly and as needed to the Audit Committee of our Board of Directors on progress.

We believe the steps taken to date have substantially improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein, that we believe necessary. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures to ensure that our financial statements continue to be fairly stated in all material respects.

INHERENT LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES

We do not expect that our disclosure controls and procedures will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the deliberate acts of one or more persons. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

There have been no new, material developments to or terminations of legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject during the period covered by this Quarterly Report, except for the settlement of eminent domain proceedings against our New Mexico utility, more fully described in Note 5 to our Condensed Consolidated Financial Statements, “Legal Proceedings.”

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

3.2		Amended and Restated Bylaws of SouthWest Water Company (incorporated by reference to Exhibit 3.2 included in the Company’s Form 10-Q filed with the Commission on September 18, 2009)

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: November 9, 2009	/s/ DAVID STANTON
David Stanton
Chief Financial Officer