Form 10-K
period 2009-12-31
SOUTHWEST WATER CO
filed 2010-03-15
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $137.1 million based on the closing sale price of such common equity at June 30, 2009 as reported by The NASDAQ Stock Market LLC. The registrant is unable to estimate the aggregate market value of its preferred shares held by non-affiliates of the registrant because there is no public market for such shares.

On February 28, 2010 there were 24,794,218 common shares outstanding.

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

ITEM 1.  BUSINESS

COMPANY OVERVIEW

SouthWest Water’s principal business activity is to operate and maintain water and wastewater infrastructure. Through our operating subsidiaries, we own 144 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

In the past ten years, we have completed 19 acquisitions of both utility and contract service businesses. These businesses operated largely independent of each other, resulting in a complex business structure with inconsistent business practices. Beginning in 2007, we implemented changes to better integrate the acquisitions and our various business operations. Our operations were divided into four major operating segments in 2008 to focus on the distinct strategies of each of our operating businesses. Each operating segment is led by a Managing Director and a Financial Director and has embedded in it the direct operating cost and infrastructure to deliver its plan. Common support functions such as environmental health and safety, finance and accounting, information technology and some of our customer call centers are centralized. The costs of these centralized departments are allocated to each operating segment.

We now have four reporting segments. We separate our segments first by whether we own the utility or we provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations (“Utilities”). In our financial statements we report our Texas Utilities operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is principally because the Texas Utilities predominantly under-recovered their current cost of service, which includes a reasonable return on equity. We have made large investments in these operations since their acquisition which have not yet been recovered through the rates we charge. Our contract operations are generally segmented by contract type into those that are larger, stand alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that apportions a fractional cost to each client (“Texas MUD Services”).

Utilities consist of our owned water and wastewater utilities located in California, Alabama and Mississippi. In previous periods, the utilities segment included the business activities of our New Mexico Utility (“NMUI”) which was sold on

May 8, 2009. The NMUI activities are now included in discontinued operations for all periods presented. See “Note 2 - Acquisitions, Assets Held for Sale and Dispositions” included in Part II Item 8 – “Financial Statements and Supplementary Data” for the summary of the historical results of discontinued operations. Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 94% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for our customers’ water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve recovery of costs based on a projected test year (“forward looking”) and some approve recovery of costs based on a historical test year (“backward looking”). Our Utilities operations require ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as the opportunity for revenue growth from rate increases and new connections.

Texas Utilities consists of 123 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers’ water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch Utilities. The Monarch systems, as well as two smaller systems acquired in 2007, were at various stages of disrepair at the time of acquisition and we continue to spend significant capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, the Texas Utilities have a lower rate of return than typically expected from a utility. We are actively pursuing recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable return on investment, we expect to aggregate this segment with our Utilities segment.

O&M Services generally consists of operations that are project-specific contracts with cities, public agencies and private owners. Most contracts are stand alone operations staffed with project-specific personnel, with an average contract life of two to three years. Under a typical O&M contract, we charge a fee that covers a specified level of services that include facility operations and maintenance and may include other water or wastewater related services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. If we provide services beyond the scope of a contract, we bill for the additional services on a time-and-materials basis or negotiate a unique price. These operations are largely located in Alabama, California, Colorado, Georgia and Mississippi. We have one contract that represents approximately 22% of the revenue of this segment, which we are currently re-negotiating, and one that represents approximately 14%, which is due for renewal in November 2010. None of the remaining contracts represent more than 7% of this segment’s revenue and the majority represent less than 1%.

Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts (“MUD”). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service more than 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore, these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 day prior notice by either party, but tend to last for longer periods due to the close working relationships between the operators and the clients. No one district represents more than 4% of the overall revenue of this segment.

DEFINITIVE MERGER AGREEMENT

We have entered into an Agreement and Plan of Merger, dated as of March 2, 2010 (the “Merger Agreement”) with SW Merger Acquisition Corp. (“Parent”) and SW Merger Sub Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities controlled by institutional investors advised by J.P. Morgan Asset Management (“IIF”) and Water Asset Management, L.L.C. (“WAM”).

The Merger Agreement contemplates that Merger Sub will be merged with and into SouthWest Water, with SouthWest Water continuing as the surviving corporation in such merger as a direct wholly-owned subsidiary of Parent (the “Merger”), and each outstanding share of our common stock, would be converted in the Merger into the right to receive $11.00 per share in cash (the “Merger Consideration”).

We have made various representations and warranties and covenants in the Merger Agreement, including, among others, not to (a) solicit proposals relating to alternative business combination transactions or (b) subject to certain exceptions that permit our board of directors to comply with its fiduciary duties, enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions. Subject to certain exceptions that permit our board of directors to comply with its fiduciary duties, our board of directors has resolved to recommend that our stockholders vote in favor of and adopt and approve the Merger and the Merger Agreement. The Merger Agreement also includes covenants pertaining to the operation of our business between execution of the Merger Agreement and the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, the approval and adoption of the Merger Agreement by our stockholders, the absence of certain legal impediments to consummation of the Merger, and the receipt of certain regulatory approvals. The Merger is not conditioned on the receipt of financing by the Parent, and each of IIF and WAM have executed equity commitment letters with the Parent under which they have committed to provide Parent with the funding necessary to pay the full Merger Consideration due under the Merger Agreement. The Merger Agreement contains certain termination rights and provides that upon the termination of the Merger Agreement under specified circumstances, we may be required to pay Parent a termination fee equal to 3% of the aggregate Merger Consideration, or the Parent may be required to pay us a termination fee equal to 5% of the aggregate Merger Consideration. In addition, in certain circumstances where the Merger Agreement is terminated, we are required to reimburse Parent, or the Parent is required to reimburse us, for fees and expenses incurred in connection with the Merger Agreement, up to a maximum in either case of $3.0 million (provided that any such fee and expense reimbursement will be credited against any termination fee that is payable).

In connection with the execution of the Merger Agreement, we also executed a binding letter of intent (the “Binding Letter”) with Parent, IIF and WAM (collectively, the “Investor”) under which the Investor is to purchase 2.7 million shares of our common stock at a purchase price of $6.00 per share, for an aggregate purchase price of $16.2 million (the “PIPE Investment”). The board of directors approved the terms of the agreement for the PIPE Investment on March 12, 2010. The PIPE Investment is subject to the final execution of mutually acceptable definitive agreements on terms consistent with those set forth in the Binding Letter. The Investor will be entitled to certain rights in connection with the PIPE Investment, including the appointment of a designee to serve on our board of directors.

Following the Merger, we will cease to be a reporting company under the Securities Exchange Act of 1934, as amended, and our common stock will cease to be traded on the NASDAQ Global Select Market.

In connection with the proposed transaction, we will file a proxy statement with the Securities and Exchange Commission (“SEC”). Before making any voting or investment decision, investors and security holders are urged to carefully read the entire proxy statement and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information about the proposed transaction.

See Part I, Item 1A – Risk Factors in this Form 10-K, for a description of the conditions of the Merger that could adversely affect our results of operations.

INDUSTRY OVERVIEW

The water and wastewater industry generates annual revenue in excess of $70 billion in the United States according to Environmental Business International, Inc. The United States Environmental Protection Agency (“EPA”) estimates that government-owned systems make up approximately 43% of all water systems and approximately 98% of all wastewater systems. Ownership is highly fragmented, with approximately 54,000 community water systems and approximately 16,000 community wastewater facilities, according to the EPA. The majority of the systems are very small, serving a population of 500 or less.

Utility ownership has high barriers to entry, including high capital requirements and multifaceted regulatory approval processes. The market is characterized by growing regulatory complexity and an aging and deteriorating municipal infrastructure. The EPA estimates that approximately $274 billion of capital spending will be necessary on water systems between 2000 and 2019 to replace aging infrastructure and to comply with quality standards and that approximately $388 billion of capital spending will be necessary on wastewater systems between 2000 and 2019 to replace aging infrastructure and comply with quality standards.

The contract services segment is characterized by aggressive competition and market-driven growth and profit margins. Industry participants, which include engineering and consulting companies and numerous other fee-for-service businesses, offer contract services such as the building and operating of water and wastewater utility systems, system repair services, lab services, sale of water infrastructure and distribution products (such as pipes) and other specialized services.

We are uniquely positioned in the industry as we are both an active acquirer of utilities and a leading provider of contract operations to other owners of utilities. This enables us to both service the needs of the municipalities and when appropriate convert those assets to private ownership.

OUR BUSINESS STRATEGY

Our primary objective is to own and operate water and wastewater infrastructure that provides a reliable, cost effective service to our clients and customers, while generating industry standard or better operating margins for our stockholders. We have targeted operating margins of 30% to 35% for our owned utility businesses and 5% to 10% for our contract service businesses. We apply two principal strategies, outlined below, in our efforts to continue growing our business and improving our financial performance. In the fourth quarter of 2008 we determined that it was necessary to restate our historical financial statements. This restatement was concluded in July 2009 and we became a timely filer with the Securities and Exchange Commission (“SEC”) in November 2009. As a result, progress on our business strategy was impacted during this timeframe. However, the information below continues to reflect our long-term business strategy.

1.             Optimize the business model.  In 2007 we began an organizational restructuring to drive efficiencies by reducing divisional management layers and streamlining business processes. These activities have taken time and investment, but we feel they are the foundation of our long-term strategy to drive sustainable efficiency improvements. These activities are focused in three categories:

a.             Focus on core business.  Our core business is to provide water and wastewater service to consumers either through our owned utility systems or for other utility owners under contract. In order to provide clear focus on these core business activities, we have divested non-core, outlying or underperforming assets, and we have exited service businesses that are non-core or that do not support our operating margin objectives. In 2009 we divested a non-strategic environmental testing lab. Since 2007, we have exited an electrical contracting business, pipe rehabilitation business, an under-performing wholesale wastewater facility and a bookkeeping business. We continue to assess our assets and services businesses to determine if further divestiture is warranted.

b.             Disciplined approach to cost recovery and margins.  In our owned utilities, we work to recover our cost of service, including a reasonable return on investment, as soon as practical by filing rate cases on a regular basis. Each of our utilities has a long-term strategy to address capital investment, growth and timing of rate filings. In our contract service businesses, we perform systematic price reviews on all of our contracts to ensure we are receiving a fair return and strive to achieve operating margin targets. We intend to continue to renegotiate or exit service contracts that are not achieving these targets. We also seek out projects and scope enhancements that will improve our operating margin profile across the services businesses.

c.             Reduced fixed cost structure.  We strive for cost containment across the Company. We have an opportunity to continue to drive down fixed costs over time to benefit both our customers and our shareholders. We began the process of consolidating support functions in 2007 to reduce costs and continued these efforts through 2008 and 2009. As a result, we have made large investments in our consolidated customer service, financial and information technology systems that have driven general and administrative costs higher as we build a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations. However, we anticipate that in the near term we will continue to experience higher costs due to these consolidation efforts as well as the remediation of our material internal control weaknesses (see “Item 9a – Controls and Procedures” for a detailed discussion of our material internal control weaknesses).

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

a.             Acquisition of utility assets.  Our primary targeted growth mechanism is to acquire additional utility assets that are rapidly accretive to the Company. We look to continue acquiring utilities in population growth markets, which are principally in the southern and western United States. As a population grows, utility connection count grows, making these assets strategic long-term growth engines. We look to consolidate in regions where our local expertise and knowledge of the region’s water and wastewater issues gives us a competitive advantage when bidding for assets. We will look at outlying opportunities as long as they are in a growth market and the utility has an adequate number of connections for the economics to be sufficient.

Our contract operations segments have been a good source of utility acquisitions over the last five years. Our local relationships and community involvement often lead to SouthWest Water being a natural consideration if or when a utility owner decides to divest. For example, in 2005, we acquired a wastewater collection and treatment system in the Birmingham, Alabama area that we were operating through our O&M Services segment. This utility was immediately accretive to operations. In January 2008, this team was also instrumental in the purchase of the wastewater collection and treatment system located directly adjacent to the system purchased in 2005. We expect a favorable return on invested capital from both of these acquisitions.

For additional information about our acquisition activities, see “Acquisitions and Dispositions” in this section.

b.            Attain new contracts.  We intend to continue to grow our contract service businesses, which includes both our O&M and MUD segments, by bidding for and winning additional service contracts. The mounting regulatory complexity and an aging and deteriorating infrastructure are increasingly becoming challenges for municipalities. Raising large amounts of funds can be difficult, especially for small and medium size cities. In order to meet their capital spending challenges, some municipalities are examining partnerships with the private sector. We have strategically grown our contract operations in small to medium size cities that are experiencing population growth. We look to expand our operations in geographic regions where we are currently operating to enhance our economies of scale, but will look at opportunities in other markets if they have the scale and economic potential to ensure we can generate industry standard margins or better. We also look to attain contract operations near our owned utilities to enable us to build a larger presence in the region.

BUSINESS SEGMENT PERFORMANCE

Revenue and operating income, which we define as revenue less the related direct operating expenses and allocated centralized costs, for the three years ended December 31, 2009 were as follows:

Revenue and Operating Income (Loss) by Business Segment

	Years Ended December 31,

	2009		2008		2007
(In thousands, except percentage data)	Amount	Percent	Amount	Percent	Amount	Percent
Operating revenue:
Utilities	$65,168	31%	$60,927	29%	$56,653	28%
Texas Utilities	36,525	17%	34,784	17%	27,911	13%
O&M Services	36,976	18%	40,493	19%	40,922	20%
Texas MUD Services	72,424	34%	74,453	35%	79,321	39%
Total revenue	$211,093	100%	$210,657	100%	$204,807	100%
Operating income (loss):
Utilities	$19,288		$19,725		$22,655
Texas Utilities	7,457		(19,037)		(1,230)
O&M Services	299		(2,881)		(1,369)
Texas MUD Services	(1,421)		(3,115)		2,841
Corporate	(37,459)		(21,822)		(15,358)
Total operating income (loss)	$(11,836)		$(27,130)		$7,539

Additional information about our business segments can be found in Note 15, “Segment Information,” included in Part II, Item 8, “Financial Statements and Supplementary Data.”

UTILITIES—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

Our owned water and wastewater utilities, which are the combination of Utilities and Texas Utilities operations, serve a population of more than 460,000 in five states. At December 31, 2009 we had approximately 109,000 active water connections and 21,000 active wastewater connections. Approximately 95% of our connections are to residential customers. The table below shows the revenue for the year ended December 31, 2009 and connection counts by state as of December 31, 2009.

	Revenue	Percent	Water Connections	Percent	Wastewater Connections	Percent
(In thousands, except percentage data)
California	$55,043	54%	75,392	69%	—	0%
Texas(1)	36,525	36%	33,418	31%	11,209	54%
Southeast(2)	10,125	10%	285	0%	9,652	46%
Total	$101,693	100%	109,095	100%	20,861	100%

(1)                                 Includes a small system in Oklahoma

(2)                                 Includes utilities in Alabama and Mississippi

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

Seasonality and Conservation

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

Water Sources

Our water utilities are dependent upon a defined source of water supply. In our long-term planning we are always evaluating quality, quantity, growth needs and alternate sources to ensure good stewardship of our utilities as well as achieving optimal costs in our operations.

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

Our supplies by principal service area are:

•                  California—obtains between 60% - 80% of its delivered water by pumping water from 19 owned wells and the balance from purchasing water from adjacent municipal and private water purveyors, and from two regional water wholesalers. Our wells pump water from two of the major groundwater basins in the Southern California coastal watershed: the Main San Gabriel Basin and the Central Basin. We own the rights to pump 13% of the water in the Main San Gabriel Basin and 2% in the Central Basin. Source water is stored for use in 32 storage reservoirs prior to distribution.

•                  Texas—obtains more than 80% of its delivered water by pumping from its 208 active wells across the state that draw from several aquifers, primarily the Edwards, Trinity, Gulf Coast and Carrizo Aquifers. Additionally, seven of our systems derive water from surface water sources that supply approximately 10% of our delivered water. Source water is stored for use in 249 storage reservoirs prior to distribution. We have several long-term agreements to purchase water from the cities of Austin and Pflugerville, Texas, and other water producers in the Austin, Dallas-Fort Worth and San Antonio areas.

Water Regulation

The water supplies available to all of our utilities are subject to regulation by the EPA under the 1996 Federal Safe Drinking Water Act (“US Act”). The US Act establishes uniform minimum national water quality standards, as well as specification of the types of treatment processes to be used for public drinking water. The EPA, as mandated under the US Act, issues regulations that require, among other things, disinfection of drinking water, specification of maximum contaminant levels (“MCLs”) and filtration of surface water supplies. Our water supplies are also subject to regulation by the following:

•                  In California, the California Department of Public Health (“CDPH”) under the California Safe Drinking Water Act (“Cal Act”);

•                  In Mississippi, the Mississippi Department of Health Services—Water Supply Division;

•                  In Oklahoma, the Department of Environmental Quality (“DEQ”); and

•                  In Texas, the Texas Commission on Environmental Quality (“TCEQ”).

The Cal Act and the rules of the CDPH are similar to the US Act and the mandates of the EPA, except that in many instances the requirements of the CDPH are more stringent than those of the EPA. In addition to the EPA and the CDPH water quality regulations, our California water utility is also subject to water quality standards that may be set by the California Public Utilities Commission (“CPUC”). The California Supreme Court has ruled that the CPUC has the authority to set standards that are more stringent than those set by the EPA and the CDPH.

Costs associated with testing our water supplies have increased and are expected to further increase as regulatory agencies adopt additional monitoring requirements. We believe that costs associated with the additional monitoring and testing and incremental costs of complying with governmental regulations will be recoverable from ratepayers through future rate increases.

Both the EPA and the state regulatory agencies have put into effect regulations and other pronouncements that require periodic testing and sampling of water to ensure that only permissible levels below the prescribed MCLs of organic and volatile and semi-volatile organic compounds (“VOCs”), herbicides, pesticides, radionuclides, and inorganic substances are present in water supplied to the public. Our water utilities operators regularly sample and monitor the quality of water being distributed throughout the system. Our utility personnel conduct sampling, testing and inspections at the intervals, locations and frequencies required by EPA and state regulations. Water samples from throughout our water systems are tested regularly by state-certified laboratories for bacterial contamination, chemical contaminant content and for the presence of pollutants and contaminants for which MCLs have been put into effect. The test results are sent to the respective state regulatory agencies. Disinfection and other types of treatment are applied to water supplies as required or needed to safeguard against bacteriological, chemical and other water contaminants. In addition, each of our utilities provides its customers with an annual water quality report that, among other matters, informs them of the sources and quality of the water being provided.

In California, in addition to water sampling and testing performed by our utility personnel, independent engineers retained by the Watermaster Boards that manage the Main and Central Basins conduct sampling and testing for certain pollutants such as VOCs. The results of the sampling and testing are made available to the CDPH and all water purveyors that produce water from the Main Basin. The cost of such sampling and testing is assessed to the producers in this basin.

A few surface water systems at our Texas utilities have been in violation of MCLs for Disinfection By-Products (“DBPs”) which has resulted, in years prior to 2008, in citations and fines from the TCEQ. Several systems are not in compliance with secondary standards such as chlorides, total dissolved solids, and fluoride. Some of our Texas utilities are older systems and therefore require infrastructure upgrades to maintain regulatory compliance. We have entered into Compliance Agreements and Agreed Orders with the TCEQ under which we have committed to make certain improvements to achieve compliance by a pre-determined deadline. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. The customers in affected areas have been advised of the DBP MCL violations and the corrective actions taken by public notice, direct mail, or the annual Consumer Confidence Report, as required by the TCEQ. We have constructed new treatment facilities, drilled new groundwater wells, interconnected nearby systems, and taken other steps to address these compliance issues. We are actively working with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance.

Drinking water systems have been identified as critical infrastructure and potential terrorist targets. In compliance with the Public Health Security and Bioterrorism Response Act of 2002, PL 107-88, we assessed the vulnerability of our water systems to terrorist attack. This vulnerability assessment was used to determine the risks posed to the water supply system operations, treatment, and distribution systems; identify the water systems’ vulnerabilities, and provide a prioritized plan for security upgrades, modifications of operational procedures, and/or policy changes to mitigate identified risks to critical assets.

We believe that water supplied by our California utility meets all current requirements of the US Act, the Cal Act and the regulations put into effect under the related legislation and CPUC standards. We also believe that water supplied by our Mississippi, Oklahoma and Texas utilities complies with all current requirements of the US Act and the respective state regulatory agencies, except as noted above.

Wastewater Regulation

The provision of wastewater services involves the collection of wastewater from customers’ premises through sewer lines. The wastewater is then transported through a sewer network to a treatment facility where it is treated to meet required effluent standards. The treated wastewater is finally returned to the environment as effluent, and the solid waste byproduct of the treatment process is disposed of in accordance with state and federal standards. Because each discharge point is different, the requirements for treatment can vary greatly from state to state, site to site. In response to this, our wastewater systems deploy a variety of different technologies and require varying levels of operator certification and training.

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

In Alabama, new phased discharge limits have been set for our facilities on the Cahaba River that will require us to reduce the amount of phosphorus discharged over the next 15 years. These new limits will require significant upgrades to these facilities over the next several years.

In Texas, discharge water is also subject to regulation under the TCEQ and the Texas Clean Water Act, as amended. These regulations establish permit limitations for discharging contaminates into natural water bodies. We hold discharge permits as required by the TCEQ and are complying with all monitoring and reporting requirements related to the quality of the discharged water.

When we acquired our Texas-based Monarch Utilities in 2004, several of its wastewater facilities were not in compliance with TCEQ regulations and, as a result, some discharge violations have occurred that resulted in citations and fines. We have been working cooperatively with the TCEQ and have entered into Compliance Agreements and Agreed Orders with them under which we have committed to make certain improvements to achieve compliance by a pre-determined deadline. These agreements are intended to provide the TCEQ with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. We are addressing these violations by constructing new treatment facilities, changing existing treatment procedures and/or modifying operations. We are continuing to work with the TCEQ and outside consultants to address the remaining issues and bring the affected systems into full compliance.

Water and Wastewater Rates

Our regulated investor-owned water and wastewater utilities in Alabama, California, Mississippi, Oklahoma and Texas generate operating revenue from customers based on tariffs that are established and updated by state regulators through a rate-setting process, except for some of our Alabama wastewater rates which are governed by service agreements. In states where we are regulated by state agencies, the rate-setting process may include public hearings, evidentiary hearings and the submission of evidence and testimony by the utility and intervenors. Some state regulators are more restrictive than others with regard to the types of expenses and investments that may be recovered in rates as well as with regard to the complexity of their rate-making processes and how they reach their final rate determinations. In evaluating a rate case, state regulators typically focus on five areas: (i) the amount and prudence of investment in facilities considered “used and useful” in providing service (typically by making reference to a representative 12-month period of time, known as a test year); (ii) the operating and maintenance costs and taxes associated with providing the service (again based on a representative test year); (iii) the appropriate rate of return; (iv) the rate design used to allocate revenue requirements equitably across the customer base; and (v) the quality of service the utility provides, including issues raised by customers.

State regulators have broad authority, derived from state laws and state constitutions under which they operate, to regulate many of the economic aspects of the utilities that fall within their jurisdiction. For example, they must approve the rates and conditions under which service is provided to customers and have extensive authority to establish rules and regulations under which the utilities operate. Although specific authority might differ from state to state, in most states regulators must approve rates, accounting treatments, long-term financing programs, significant capital expenditures and plant additions (in many instances prior to their completion), transactions between the regulated subsidiary and affiliated entities, reorganizations and mergers and acquisitions. The jurisdiction exercised by each regulator is prescribed by state laws and regulations and therefore varies from state to state. Regulatory policies not only vary from state to state, they may also change over time. These policies will affect the timing as well as the extent of recovery of expenses and the realized return on invested capital.

Economic regulation of utilities deals with many competing, and occasionally conflicting, public interests and policy goals. The primary responsibility of state regulators is to achieve the overall public interest by balancing the interests of customers and the utility and its owners. Although the specific approach to economic regulation varies, certain general principles are consistent across the states in which our utilities operate. Based on the United States Constitution and state constitutions that prohibit confiscation of property without due process of law and just compensation, as well as state statutory provisions and court precedent, utilities are entitled to recover, through rates charged to customers, prudent and reasonable operating costs, the cost of infrastructure or capital investment associated with such operating cost as well as an opportunity to earn a reasonable return on capital investment necessary to attract capital. State regulators also accord a utility the exclusive right to serve specific areas, the boundaries of which are delineated in the utility’s certificate of public convenience and necessity (“CPCN”). These CPCNs provide investor-owned utilities with protection from competition because they preclude others from providing service in the area approved by the CPCN. In return, the utility undertakes to provide reliable service on a nondiscriminatory basis to all customers within the authorized area.

Our operating revenue when controlled by state rate-making processes is typically based on each utility’s unique cost of service. Certain states utilize full or partial consolidated rate policies, under which all customers within a district, region or area are charged under one rate structure, regardless of how many individual systems are within the district, region or area. The single tariff structure is based on costs that are determined on a district, region or area wide basis, thereby moderating the impact of periodic fluctuations in specific system costs while lowering administrative costs for us and our customers. This is the case with our Monarch Utilities in Texas.

The process to obtain approval for a change in rates, or rate case, involves filing an application with the state regulator. Rate cases are normally initiated by the utility when necessary to ensure recovery of costs. In California rate applications are filed on a predetermined schedule established by the regulator. Elsewhere a rate case will typically not be filed unless the current or forecasted future return is below the allowed rate of return currently authorized by the regulator. A state regulator may also initiate a rate proceeding or investigation if it believes a utility may be earning in excess of its authorized rate of return. Rate cases often involve a lengthy and costly administrative process.

The decisions of regulators and the timing of those decisions can have a significant impact on the operations and earnings of our utilities. Rate cases and other rate-related proceedings can take from several months to more than a year to complete. Therefore, there is frequently a delay, or regulatory lag, between the time one of our regulated subsidiaries makes a capital investment or incurs an operating expense increase and when those costs are reflected in rates. For instance, new capital investment that is not reflected in the most recently completed rate case will generally not be recovered by the regulated subsidiary until the next rate case is filed and approved by the regulator. Our rate case management program is guided by the goals of obtaining efficient recovery of costs of capital and utility operating and maintenance costs, including costs incurred for compliance with environmental regulations. The corporate rate strategy and regulatory affairs team works closely with the management team at each of our utilities to anticipate the time required for the regulatory process and files a rate case with the goal of obtaining rates that reflect as closely as possible the cost of providing service at the time the rates become effective. Even if rates are sufficient, we face the risk that we will not achieve the authorized rate of return on our invested capital that is permitted by the state regulator.

Our utilities also pursue methods to minimize the adverse impact of regulatory lag and have worked with state regulators and legislatures to implement a number of approaches to achieve this result. A number of states in which we operate have adopted efficient rate policies, including some form of single tariff pricing, forward-looking test years and pass-through provisions. The forward-looking test year mechanism provides for rates that are contemporaneous with costs and allows us a greater opportunity to earn a fair return on our invested capital. California is a state that has adopted the forward-looking test year mechanism. Also, some of the states in which we operate permit pass-through provisions that allow for changes in certain non-controllable operating costs, such as purchased power and property taxes, to be passed through to customers outside of a general rate case proceeding.

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

Capital Expenditures

Capital expenditures related to water supply, treatment and distribution and wastewater collection and treatment facilities are typically funded by water and wastewater rates. However, in some of our Texas Utilities, we have made large capital expenditures in the systems, primarily to correct compliance and operating issues the systems had prior to our ownership, that are significantly greater than is provided for in their current rates. In 2010, we estimate that Company-wide funding of capital investment is expected to be between $18 to $22 million. Our capital investment includes infrastructure renewal programs, where we replace existing infrastructure, as needed, and the construction of facilities to meet new customer growth.

Supply Cost Balancing Accounts

As permitted by the CPUC, our California utility maintains water supply cost balancing accounts. Balancing accounts track differences between non-controllable costs authorized in rates and recorded costs, and defers those amounts for future surcharge or surcredit to customers. Deferred amounts are charged or credited to customers over a 12 to 36 month period.  The supply cost balancing accounts track differences between the cost per unit charged by providers of supply items (purchased water, purchased power, and pump taxes) and the cost per unit for those items provided for in our rates. Under-collections (recorded as regulatory assets) occur when the recorded cost per unit exceeds costs per unit in rates and, conversely, over-collections (recorded as regulatory liabilities) occur when the recorded cost per unit is less than the cost per unit in rates.  Typically, under-collections or over-collections, when they occur, are tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  We accrue interest on our supply cost balancing accounts at the rate prevailing for 90-day commercial paper established by the CPUC.

Monterey-style Water Revenue Adjustment Mechanism

Effective August, 2008 with the adoption of the Monterey-style Water Revenue Adjustment Mechanism (“WRAM”), we began recording the difference between inclining block quantity rates, which are the tariff rates approved by the CPUC, and equivalent uniform rates, also established by the CPUC. Differences are recorded as an adjustment to revenue with an offsetting entry in the WRAM balancing account, which is either a regulatory asset or liability and represents amounts that will be billed or refunded to customers in the future.

The balances in the WRAM asset and liability accounts, which fluctuate on a monthly basis depending upon the mix of customer usage among the inclining rate blocks, represent the variance between adopted and actual results.  We accrue interest on the WRAM at the rate prevailing for 90-day commercial paper.  When the WRAM amount reaches two percent of the approved revenue requirement, whether positive or negative, the CPUC allows us to file an advice letter to request the recovery or amortization of the balance in the account. Account balances less than those levels may be refunded or collected in our general rate case proceedings or appended to future requests for recovery or refund.

The low income ratepayer assistance (“LIRA”) memorandum account captures the net cost of this program which provides monthly credits to qualifying low income customers, and also related monthly charges to non-qualifying residential customers. Also, all revenue net of expenses associated with the non-tariff LifeLine houseline maintenance program is deferred in a memorandum account pending resolution of the CPUC’s current affiliated transactions rulemaking.

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

We are occasionally subject to condemnation proceedings in the ordinary course of business. In January 2007, the Albuquerque Bernalillo County Water Authority and the City of Rio Rancho, New Mexico filed a petition in New Mexico District Court seeking to acquire, by condemnation, our New Mexico utility through the alleged power of eminent domain. In January 2009 we reached a settlement in these proceedings. See “Item 3. Legal Proceedings” for additional information.

CONTRACT SERVICES—DEVELOPMENT OF BUSINESS, SERVICES AND REGULATION

Our contract services businesses, which include both O&M Services and Texas MUD Services segments, are described below. Many of the overall drivers for these two operations are similar, although there are some differences. Although we are operating these utilities on behalf of a governmental agency or industry, the day to day issues are much the same as in our owned utilities operations. However, in contract services, some of these drivers can present an opportunity for us to provide additional services for our clients.

Seasonality

Contract service operations are generally not seasonal but can be affected by severe weather and rainfall. In general, heavy rainfall or storm conditions may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services. Extreme heat can cause cracking and leaks in our client’s infrastructure, which increases the amount of time-and-materials service order work performed. Severe weather conditions may also result in additional labor and material costs to us that may not necessarily be recoverable through our various fixed price contracts.

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

In our contracts we typically do not take responsibility for compliance matters that would generally fall on the owner or owner engineer, such as size of plant, appropriate technology or effluent water or wastewater conditions. However, in our contracts we generally do accept risk as it specifically relates to operator error or practices and have experienced fines from time to time as a result. For example, in early 2010 we reached a preliminary settlement, requiring that we implement an acceptable compliance program and pay fines and penalties of $0.8 million. See Note 10 “Commitments and Contingencies – Legal Proceedings” included in Part II Item 8 – “Financial Statements and Supplementary Data” for more information. In response to this risk, we implemented standard operating procedures and internal compliance reviews. Also, because we are the operator on site, when a compliance issue occurs, regardless of who is at fault, our operators are trained to respond to both the operational situation and associated communication efforts.

Competition

Contract service operations are characterized by aggressive competition and market-driven growth and profit margins. Competition includes a number of significantly larger companies that provide services on a national and international basis, such as Veolia Environmental, Suez Environment, Severn Trent, CH2MHill (“OMI”) and American Water Works, as well as regional and local competitors. New contracts are awarded based on a combination of customer relationships, service levels, competitive pricing, references and technical expertise.

While cities themselves are not competitors, we must overcome reluctance on the part of some city officials to outsource their water and wastewater services. However, we are seeing increased interest as the growing regulatory complexity and an aging and deteriorating municipal infrastructure are increasingly becoming a challenge for cities while raising large amounts of funds can be difficult. In order to meet their capital spending challenges, some municipalities are examining partnerships with the private sector.

Types of Contracts

Our contract operations are segmented by contract type into those that are project specific, stand alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that apportions a fractional amount of each cost center to each client (“Texas MUD Services”).

O&M Services

O&M Services contracts are agreements with cities, public entities and private utility owners that provide specific services such as facility operation and maintenance, meter reading, customer billing and collection, upgrades and improvements, municipal public works services and/or management, or management of entire water or wastewater systems. At December 31, 2009, we had more than 225 O&M contracts principally located in California, Colorado, Alabama, Mississippi and Georgia. Under a typical O&M contract, we charge a fee that covers a specified level of services. Services are typically provided evenly throughout the contract period utilizing dedicated personnel and are billed on a monthly basis. Our O&M contracts limit our liability in the event of a major system failure or catastrophic event. If we provide services beyond the scope of a contract, we bill for the additional services. For example, if a major system failure or catastrophic event occurred as the result of flooding, hurricanes, earthquakes, electrical strikes or vandalism, the facility owner usually asks us to provide additional services on a time-and-materials basis.

Most O&M contracts provide for annual increases based upon inflation and we typically have the right to increase our fixed operations fee if the system experiences customer connection growth beyond a specified level. We may pay certain costs, such as chemical or power expenses. However, the contracts usually provide for reimbursement of these costs.

In most cases, O&M contracts are cancelable by either party only upon the occurrence of specified events defined as a breach of contract. O&M contracts can have terms ranging from month-to-month to up to 20 years, with the typical duration being two to three years. We have a strong focus on customer service and client satisfaction and our experience has been that approximately 95% of our O&M contracts are renewed upon expiration.

Contractual Service Backlog—Revenue included in backlog is generally realized over a multi-year period. O&M contracts typically have durations of two to three years, and the uncompleted remaining portion of these contracts is reflected in backlog. At December 31, 2009, our O&M Services contractual base service fee backlog was $28.9 million compared to $40.0 million at December 31, 2008. The drop in backlog was primarily due to one less year of term remaining on contracts included in backlog for both years, and, to a lesser extent, lost contracts. Base service fee backlog totaling approximately $12.7 million at December 31, 2009 is expected to be earned during 2010.

Texas MUD Services

A MUD is created either administratively or legislatively to operate under the rules of the TCEQ to provide water supply, wastewater treatment and drainage services to areas where existing municipal services are not available. At December 31, 2009, we had more than 320 contracts with more than 270 MUDs in the suburbs of Houston, Austin, Dallas and El Paso, Texas. Under a typical MUD contract, we bill a monthly base fee to the MUD to provide a specified level of services. We typically provide water and/or wastewater facility operations and maintenance services, equipment maintenance, meter reading, billing and collection services and customer service functions. We have adopted a fractional business model for our MUD clients. We provide a common team of operators, customer service and billing personnel, allocating contracts a proportional share of each cost center. We usually bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. Changes in prices are negotiated on a contract-by-contract basis. Generally, MUD contracts are cancelable with 30 to 60 days prior notice by either party. Our experience indicates that, with high-quality service and strong focus on client satisfaction, MUD relationships can last for many years. For example, many of our MUD contracts have been in existence for over ten years.

Contractual Service Backlog—Revenue included in backlog is generally realized over a multi-year period. MUD contracts are generally cancelable with 30 to 60 days prior notice, however, if our contracts at December 31, 2009 were to remain with us through December 31, 2010, our Texas MUD Services contractual base service fee backlog would be $19.3 million compared to $23.2 million at December 31, 2008. Our base service fee represented only 29% and 33% of revenue generated in 2009 and 2008, respectively. In addition to base fees, Texas MUD Services generate additional revenue related to ancillary services such as repair and maintenance work and new housing related taps and inspections.

ACQUISITIONS AND DISPOSITIONS

During the five years ended December 31, 2009 and through the date of this report, we have acquired the stock or assets of several businesses that fit our long-term growth goals for our operating segments. We have also disposed of several businesses during the same time frame. Those acquisitions and dispositions that are material to our financial statements are summarized below. During this five-year period we also made seven additional acquisitions with an aggregate purchase price of $4.5 million.

Acquisitions

Utilities Acquisitions

Shelby County Alabama Wastewater System.  In 2005, we acquired the assets of a wastewater collection and treatment system servicing approximately 4,000 connections in Shelby County, Alabama, for $8.6 million in cash. The acquisition allowed us to expand our utility footprint into Alabama. Novus Utilities, the contract operations company in Birmingham Alabama we acquired in March 2005, has operated this facility since 1992 and was instrumental in the acquisition process. This synergy creates operating efficiencies by sharing overhead costs and employee competency in this region.

Riverview Wastewater System.  In 2008, we purchased the assets of another wastewater collection and treatment system servicing approximately 4,000 residential and commercial connections in a service area directly adjacent to our existing Shelby County, Alabama collection and treatment system. The purchase price of $23.4 million includes $22.5 million in cash at closing and $0.9 million of transaction costs.

Texas Utilities Acquisitions

Diamond and Water Services Water Systems.  In 2007, we acquired all of the stock of two water utilities comprised of 13 separate systems serving an aggregate 2,600 connections in a high population growth area northwest of San Antonio, Texas. The aggregate purchase price for these acquisitions was $5.8 million in cash and $0.9 million of assumed liabilities.

O&M Services Acquisitions

Novus Utilities.  In 2005, we acquired the assets of a Birmingham, Alabama-based contract operations company, Novus Utilities, Inc. This acquisition increased our market presence in the southeastern United States and introduced us to the Birmingham, Alabama area. We paid $2.7 million in cash and assumed $1.1 million of liabilities, which included $0.6 million of debt, in connection with this acquisition.

Dispositions

Master Tek.  In 2005, we sold Master Tek International, Inc, our subsidiary that provided utility submetering and billing and collection services to multi-family residential properties. We elected to sell Master Tek because of changes in the submetering market which would have required significant capital investments in future years. We believe growth opportunities involving our core competencies of operating and managing water and wastewater infrastructure exceed those of the submetering business.

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

Master Tek contributed $3.7 million during the first six months of 2005 prior to the sale. As a result of the sale, Master Tek is reflected as a discontinued operation in the summary financial data in Item 6 -”Selected Financial Data.” The sale of this business, which was part of our contract services business, did not adversely affect the operations of our remaining businesses.

Texas Wholesale Water and Wastewater Operations.  During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and a note receivable of $0.6 million. The wastewater operating results have been included in discontinued operations for all periods presented. In 2009 we decided not to sell the wholesale water component of the business, accordingly, the business activity of the water component has been included in consolidated continuing operations for all periods presented.

SouthWest Environmental Laboratories (“SWEL”).  On March 31, 2009, we entered into an agreement to sell the assets of our SWEL subsidiary for $0.5 million in cash paid at close and up to an additional $0.75 million of consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale. The sale closed on April 1, 2009, however, the business activity prior to the sale has been reflected in consolidated continuing operations based on the ongoing business relationship with the buyer.

New Mexico Utilities.  On January 19, 2007, the Albuquerque Bernalillo County Water Authority (“ABCWA”) and the City of Rio Rancho, New Mexico filed a petition in New Mexico District Court seeking to acquire, by condemnation, our New Mexico utility, New Mexico Utilities Inc. (“NMUI”), through the alleged power of eminent domain. In January 2009 we reached a settlement in these proceedings that resulted in the sale of NMUI in lieu of condemnation. On May 8, 2009 we received $53.9 million in cash at the closing of the sale ($60.0 million settlement and $0.9 million escrow release, less $7.0 million paid to ABCWA in settlement of sewer treatment fees) and recorded a gain on sale of $26.2 million. We used $12.3 million of the net proceeds to pay off NMUI bonds and related accrued interest and we used the remaining cash proceeds of $41.6 million to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility. As a result of the sale, NMUI is reflected as a discontinued operation in this Form 10-K for all periods presented. See “Note 2 - Acquisitions, Assets Held for Sale and Dispositions” included in Part II Item 8 — “Financial Statements and Supplementary Data” for the summary of the historical results of discontinued operations.

OTHER INFORMATION

Credit Concentration

We have no individual customers who accounted for 10% or more of our consolidated revenue during each of the years in the three-year period ended December 31, 2009, or whose loss would have a material adverse effect on our consolidated revenue.

Intellectual Property

The primary focus of the water and wastewater management industry is customer service, and the industry does not rely heavily on technological or proprietary manufacturing processes. We do not conduct significant research and development activities. Except for certain logos, trademarks and artwork used in marketing, we have no other patents, licenses or trademarks.

Employees

At December 31, 2009, we employed approximately 1,224 people. Approximately 450 people were employed in Texas MUD Services, 359 in O&M Services, 120 in Utilities, 113 in Texas Utilities, 23 in our corporate office and 159 in central support groups. None of our employees are represented under a collective bargaining agreement. We believe relations with our employees are positive.

COMPANY INFORMATION

We make available free of charge through our internet website our press releases, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet website also contains our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers. Our address is: SouthWest Water Company; 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017-3782. Our telephone number is (213) 929-1800 and our Internet website address is www.swwc.com.

Information about our executive officers can be found in “Item 10. Directors, Executive Officers and Corporate Governance—Executive Officers of the Registrant.”

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

•         Most water use occurs during the second and third quarters of each year when weather tends to be hot and dry. Depending on the degree of heat and lack of rain, our marginal costs of water may exceed our marginal revenue as we use higher-cost purchased water to meet customer demand. Therefore, while our revenue may increase, in some cases we may experience lower profit margins during periods of peak demand.

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

Conservation Efforts

Customer conservation can result in lower volumes of water sold.  We are experiencing a decline in per residential customer water usage in California, which we believe is due, in part, to conservation efforts.

•         Our utilities businesses are heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by state regulatory bodies and may not be unilaterally adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenue if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.  In August 2008, we implemented a Monterey-style water revenue adjustment mechanism at our California utility (see “Item 1 Business — Monterey-style Water Revenue Adjustment Mechanism” for more information) which has the effect of reducing, in part, the adverse impacts of our customers’ conservation efforts. However, increases to the WRAM have a negative impact on our liquidity by deferring collection of current period revenue or costs to future periods.

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

•         The regulatory agencies may change their rules and policies which may adversely impact our profitability. In some states, regulators are elected by popular vote, and the results of elections may change the rules and policies of the agency. For example, in Alabama the State has enacted new regulations for the discharge of treated wastewater effluent into the Cahaba River. The new standards require us to invest in advanced phosphate removal technology. While we will request the recovery of the cost of these new systems in rate increases, we cannot assure that we will be able to economically meet regulatory compliance with future regulations.

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

•         To date, we have been able to produce and purchase enough water to meet our current customer requirements in California, our largest revenue producing state. However, we cannot assure that we will be able to produce or purchase enough water to fully satisfy future customer demand in our California service area. For example, our California utility purchases some water from adjacent water purveyors who secure water from the Metropolitan Water District (“MWD”), especially during times of peak consumption. MWD receives water from both the California aqueduct system and the Colorado River. In 2007, the California Department of Water Resources, the operator of the California aqueduct system, was issued a court order to reduce by one-third the amount of water it draws from the Sacramento-San Joaquin Delta to protect endangered fish. Additionally, the aqueduct levees have recently come under scrutiny and there is a risk of failure in the event of a natural disaster. These events and others have impacted the amount of water that the MWD can provide to its customers and the price of that water has increased and may continue to do so. At our California utility, we have established water supply cost balancing accounts for expenses of purchased water.  Under the water supply cost balancing account procedures, changes in water supply costs, such as those that occurred due to changes in supply mix (purchased water volume vs. pumped water, for instance) compared to the authorized amounts are recorded to this balance sheet account which has the effect of reducing the adverse impacts of water cost fluctuations over time. However, increases to the supply cost balancing accounts have a negative impact on our liquidity by deferring collection of current period costs to future periods.

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

SERVICE BUSINESSES

Contract Cancellations

Some of our operations and maintenance contracts may be canceled upon short notice, reducing our revenue and service backlog.

•         Our service businesses revenue backlog consists of new and existing contracts. We include new contracts in the backlog when we have a signed contract. Revenue included in our backlog may be realized over a multi-year period. The contracts signed by our service businesses typically have durations of two to three years and some are cancelable with 30 to 60 days prior notice or sooner if breached. The uncompleted portion of base revenue for these existing contracts is reflected in the backlog. Although our service businesses tend to experience high renewal rates, municipalities and cities periodically change operators or terminate outsourcing at the end of a contract. The inability to renew existing contracts could have a material adverse impact on our service businesses. In addition, a client could cancel a long-term contract without notice. This would result in loss of revenue and operating profits and may result in litigation if a breach of contract occurs. Additionally, due to a variety of reasons including, but not limited to, budgetary constraints, lack of client processes or improper contract administration, modifications or extensions of our contracts could occur which would directly affect revenue and profit. Also our technical ability to properly perform contract requirements is critical inasmuch as deficiencies in performance could impact payments under our contracts or cause us to be susceptible to fines and penalties.

Environmental and Water Quality Risks

Our service businesses are subject to environmental and water quality risks.

•         We operate facilities on behalf of our clients under contract. These facilities must be operated in accordance with various federal and state water quality standards in addition to the terms of our contracts. We also handle certain hazardous materials at these facilities, such as chlorine gas and hydrogen sulfide. Any failures of our operation of the facilities, including sewage spills, noncompliance with water quality standards, hazardous material leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. We cannot assure that we will successfully manage these issues, and failure to do so could have a material adverse effect on future results of operations.

Competition

We operate in a competitive market.

•         Our service businesses compete with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts.

•         Due to the nature of our contract operations business, and the very competitive nature of the market, we must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other companies. Our inability to achieve this balance could adversely impact our results of operations.

Revenue Growth

Our revenue growth depends upon our ability to obtain new operating contracts as well as to renew existing contracts with cities, municipal utility districts and other agencies or clients.

•         Because we are mostly selling our services in a political environment, we are subject to changing trends and municipal preferences. In the United States, municipalities own and municipal employees operate many water and wastewater systems. A significant portion of our service businesses’ marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. The existing political environment means that decisions are based on many factors, not just economic factors.

Escalating Costs

Our operating costs, construction costs and costs of providing services may rise faster than our revenue.

•         Many of our contracts with municipalities include contractual price increases tied to national consumer price indices. However, our costs are subject to market conditions and other factors, which may increase at a significantly higher pace than a generalized price index. The largest component of our operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general liability insurance, workers’ compensation insurance, employee benefits and health insurance costs. These costs may increase at rates higher than the applicable general price index based on our actual claims incurred experience, and other factors, and, therefore, may result in a material adverse effect on our future results of operations.

Weather Conditions

Events such as heavy rain, hurricanes, tornadoes and floods may affect our results of operations.

•         Our service businesses contract operations can be impacted by inclement weather which may limit our ability to perform certain billable work such as pipeline maintenance, manhole rehabilitation and other outdoor services.

•         Severe weather conditions, such as hurricanes, tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our firm, fixed-price O&M contracts, and, therefore, may adversely impact our results of operations.

Natural Disasters or Terrorist Activities

We operate assets for others under contracts in areas that historically have experienced natural disasters or that may be disrupted by terrorist activities.

•         Some of our contracts are located in areas that historically have experienced earthquakes and hurricanes as well as other natural disasters. While we maintain insurance policies to help reduce our financial exposure, a significant event could adversely impact our ability to perform contract services resulting in contract terminations or reduced scope of work.

•         The assets covered by our contracts could be targeted by terrorists seeking to disrupt services to our customers.

OTHER RISK FACTORS

Definitive Merger Agreement

Consummation of the Merger is subject to the satisfaction of various closing conditions, including, among others, approval and adoption of the Merger Agreement by our stockholders, the absence of certain legal impediments to consummation of the Merger and the receipt of certain regulatory approvals.  As a result, we cannot guarantee that the closing conditions will be satisfied or that the Merger will be successfully completed. These conditions could have the effect of delaying consummation of the Merger or imposing additional costs.  Whether or not the Merger is completed:

▪         management’s attention from ongoing business concerns may be diverted;

▪         we may experience difficulties in employee retention or customer relationships;

▪         we will be required to pay costs, fees and expenses related to the pending Merger; and

▪         our current plans and operational results may be disrupted, and initiatives that we would have undertaken in the absence of the pending Merger may be delayed.

If the Merger is not completed, we may be required to pay a termination fee equal to 3% of the aggregate Merger Consideration or be responsible for reimbursement of expenses incurred in connection with the Merger Agreement

Any such events could have a material adverse effect on our results of operations and financial condition and could adversely affect our stock price. In addition, the current market price of our common stock may reflect a market assumption that the Merger will occur, and failure to complete the Merger could result in a decline in the market price of our common stock.

The Merger Agreement contains customary restrictions on our operations prior to consummation of the Merger, including making capital expenditures, incurring debt, acquiring and disposing of assets, entering into material contracts and capital transactions. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger and may impede our growth and limit the development of our business, which could negatively impact our revenue, earnings and cash flows.

Internal Control Weaknesses

We have identified material weaknesses in our internal control over financial reporting which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

•         As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses and concluded that our internal control over financial reporting was not effective at December 31, 2009. For a detailed description of these material weaknesses, see Part II, Item 9A, “Controls and Procedures.” Each of our material weaknesses result in the likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform additional work at additional expense to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, we cannot assure that additional financial statement errors will be prevented or detected or that in the future other material weaknesses may not be identified.

We have not completely remediated the material weaknesses in our internal control over financial reporting.

•         We are in the process of developing and implementing remediation efforts for the identified material weaknesses, and this work will continue during fiscal year 2010 and after. There can be no assurance as to when the remediation plan will be fully developed, when it will be implemented and the aggregate cost of implementation. Until our remedial efforts are completed, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, there will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. We will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external technical advisors, to fairly state our financial statements in all material respects. However, we cannot assure that these interim controls will be sufficient to assure that all errors will be detected.

Debt Covenants

We are subject to debt covenants.

•         We are obligated to comply with specified debt covenants under some of our loan and debt agreements. Failure to maintain compliance with these covenants could limit future borrowing, and we could face penalties, increased borrowing costs, litigation, the acceleration of maturity schedules and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations or cash flows.

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

Capital Market Transactions

We were unable to timely file our required SEC filings for the September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on Form 10-K. As

a result, this has adversely affected our eligibility to use Registration Statements on Form S-3 for registration of our securities with the SEC. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least the preceding twelve months. Because of our inability to use Form S-3, we will have to meet more demanding requirements to register securities, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could also be narrowed. We are required to continue to suspend our Dividend Reinvestment and Direct Stock Purchase Plans for one year from the time our re-audited and restated financials were filed with the SEC and we became compliant with all timely filings.

Because of our late filings, NASDAQ issued Staff Deficiency Letters indicating our non-compliance with NASDAQ Marketplace rules. The Company explained the circumstances of the late filings and described our plan for regaining compliance at a hearing with NASDAQ. On July 1, 2009, the Company was notified that the NASDAQ had granted the Company’s request to extend the current filing compliance deadline to August 31, 2009. The Company regained compliance with NASDAQ listing requirements prior to August 31, 2009; however, if our shares are not listed on NASDAQ, stockholders will likely face decreased liquidity and it will be more difficult for us to raise capital.

Stock Price Fluctuations

Our common stock, which is traded on the NASDAQ, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in our industry could cause the price of our common stock to fluctuate substantially. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. We can provide no assurance that our share price will remain stable going forward. Additionally, extended stock price declines could have an impact on our goodwill impairment analysis.

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

Uninsured Risks

Risk Transfer

We evaluate our risks and insurance coverage annually. Our evaluation considers the identification of various risks and the costs and benefits of either transferring or retaining such risks. We consider the availability and costs of the risks we choose to transfer. Our insurance coverages for the risks we have chosen to transfer include insurance for the health of our employees and insurance for our assets, income and operations such as property, business interruption, liability, pollution, directors and officers, employment practices, and fiduciary and crime. We cannot assure that the risks we choose to transfer are available and at a reasonable cost. Our inability to secure or renew insurance coverage for risks we choose to transfer may adversely affect our financial condition, liquidity and results of operations.

Risk Retention

We retain certain risks which we have chosen not to transfer through our insurance coverages. Retained risks are those risks associated with deductibles, losses in excess of insurance coverage limits and losses associated with unidentified risks. We have retained risk associated with employee health insurance coverage as well as workers compensation and auto liability insurance coverage.

We cannot assure that uninsured losses pertaining to risks we have retained or not identified will not adversely affect our financial condition, liquidity or results of operations.

Geographic Diversity

Our operations are subject to certain risks due to their location. We own or operate water and wastewater facilities in numerous locations in numerous states and, consequently, we are subject to widely differing weather, political, water supply, labor supply, utility cost, regulatory, legal, economic and other local risks in the areas we service. We cannot control these local risks.

We have been named in litigation that may adversely affect our financial condition, results of operations and cash flows.

We are a named defendant in certain litigation. These lawsuits are described in Part I, Item 3, “Legal Proceedings.” Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, forced to consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

We may continue to seek to acquire or invest in additional regulated water or wastewater systems, including acquiring systems in markets in the United States where we do not currently operate. These possible transactions may result in:

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

None.

ITEM 2.  PROPERTIES

FACILITIES

Administrative Offices and Warehouse Space

We lease administrative office and warehouse space at 18 locations in Alabama, California, Colorado, Georgia, Mississippi and Texas. These office and warehouse facilities total approximately 217,000 square feet. In addition, we own administrative and warehouse space at two locations in Alabama and Texas. The facilities we own total approximately 23,600 square feet of office space. We believe that these facilities are adequate to meet the needs of our existing operations and provide reasonable space for growth. The majority of our operations do not require uniquely specialized facilities, and we believe that additional or alternative space is available, if required, at reasonable prices. We may relocate some of our facilities as leases terminate to improve the location or size of the facility, or to provide better coordination among our operating units.

Property, Plant and Equipment

Our utility segments utilize the majority of our property, plant and equipment. Property, plant and equipment, net of accumulated depreciation, at December 31, 2009, was as follows:

Property, Plant and Equipment, Net	December 31, 2009
(In thousands)
Combined utilities segments:
Texas	$140,377
California	121,631
Alabama	39,190
Mississippi	29
Oklahoma	391
Total utilities segments	301,618
Service segments	6,656
Corporate	5,442
Total property, plant and equipment, net	$313,716

Water Production and Distribution Systems

Our utility subsidiaries own and operate water production and distribution systems including well pumping plants, booster pumping stations, water treatment facilities, reservoir storage facilities, transmission and distribution mains, and service connections to individual customers. Our utilities have rights-of-way and easements in their service areas necessary to provide water services. Water production and distribution facilities held by our utilities at December 31, 2009 were as follows:

Water Production, Treatment and Distribution Systems	California	Texas(1)	Mississippi
Water treatment plants	1	9	1
Transmission and distribution mains (in miles)	854	1,048	7
Storage reservoirs	32	249	1
Storage reservoir capacity (in millions of gallons)	74	13	—
Active wells	19	208	2
Inactive wells	5	43	—
Approximate groundwater pumping capacity (MGD(2))	59	27	1
Approximate surface water capacity (MGD(2))	—	4	—

(1)                 Includes the small utility we own in Oklahoma which we operate as part of our Texas Utilities.

(2)                 Million gallons per day.

Wastewater Facilities

We also own and operate wastewater collection and sewage treatment systems. These utilities also have rights-of-way and easements in their service areas necessary to provide their services. Wastewater collection and sewage treatment facilities held by our utilities at December 31, 2009 were as follows:

Wastewater Collection and Sewage Treatment Systems	Texas(1)	Alabama	Mississippi
Wastewater treatment plants	16	14	4
Interceptor and collection lines (in miles)	196	289	9
Lift stations	44	250	4
Approximate wastewater treatment capacity (MGD(2))	5	7	1

(1)                 Consists of 16 separate collection and treatment systems including one in Oklahoma which we include as part of Texas Utilities.

(2)                 Million gallons per day.

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

Our employees perform normal maintenance and construction work while major construction projects are normally performed by general contractors. Ongoing repairs and maintenance expenses for our two utilities segments, expressed in dollars spent as well as the related percentage of our two utilities segments’ revenue, as well as consolidated capital expenditures for the three years ended December 31, 2009 were as follows:

	Amount	Percent of Segment Revenue
(In thousands, except percentage data
Repairs and maintenance expense (Utilities Segments):
2009	$ 4,004	4%
2008	$ 3,861	4%
2007	$ 3,675	4%
Capital expenditures (Consolidated):
2009	$16,516
2008	$32,135
2007	$29,834

MORTGAGES AND LIENS

Virtually all of our California utility’s property is subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 1986, as amended (the “California Indenture”), securing our California utility’s First Mortgage Bonds. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions, including limitations on the amount of cash dividends that our California utility may pay to its parent company, SouthWest Water. Our California utility pays regular quarterly dividends to SouthWest Water. At December 31, 2009, our California utility was in compliance with the dividend limitations mandated by the California Indenture.

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

ITEM 3.  LEGAL PROCEEDINGS

Items required under Item 3 “Legal Proceedings” can be found in Note 10, “Commitments and Contingencies” included in Part II, Item 8, “Financial Statements and Supplementary Data”, and are incorporated herein by reference.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The following table shows the range of market prices of SouthWest Water’s common stock. Our common stock is traded on The NASDAQ Stock Market LLC under the symbol SWWC. There were 2,935 stockholders of record at February 28, 2010.

The prices shown reflect the high and low sales prices for our common stock.

	Stock Price Range		Cash
	High	Low	Dividends Declared
Year Ended December 31, 2008:
First Quarter	$12.75	$10.52	$0.0600
Second Quarter	11.62	9.87	0.0600
Third Quarter	13.40	9.41	0.0600
Fourth Quarter	12.56	2.67	0.0250
Year Ended December 31, 2009:
First Quarter	5.74	3.07	-
Second Quarter	5.93	4.08	0.0250
Third Quarter	5.76	4.32	0.0250
Fourth Quarter	6.32	4.52	0.0500

DIVIDEND POLICY

Since 1960, our practice has been to pay common stock cash dividends quarterly. The amount and timing of future dividends depends on our growth, results of operations, profitability and financial condition, as well as other factors deemed relevant by our Board of Directors. Our current quarterly dividend rate is $0.05 per share of common stock.  Under U.S. federal income tax law, dividends to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the amount of the dividend treated as a return of capital should reduce the tax basis to the holders of our common stock in such stock.  The dividend payments in 2009 represent a return of capital as the Company is in a negative accumulated earnings and profit position resulting from fourth quarter operating losses incurred in 2008 and the tax-basis loss in 2009. (see Note 9 “Stockholders’ Equity” included in Part II, Item 8, “Financial Statements and Supplementary Data.”)

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to holders of the Company’s common stock during the five most recent fiscal years versus the cumulative total return during the same period achieved by the 11 publicly held water utilities (“Water Utility Index”) and that achieved by the Standard & Poor’s 500 Stock Index on December 31st of each year. The comparison assumes an initial investment of $100 made on December 31, 2004 in each of the Company’s common stock, the Water Utility Index and the Standard & Poor’s 500 Stock Index. The cumulative total returns assume the reinvestment of all dividends. The historical stock performance reflected in the graph is not necessarily indicative of future stock performance.

	Current Value of a December 31, 2004 Investment in:
		S&P 500	Water Utility	Price of:
	SWWC	Composite	Index	SWWC	S&P 500
December 31, 2004	$100.00	$100.00	$100.00	$12.81	$1,212
December 31, 2005	113.50	103.00	134.54	14.31	1,248
December 31, 2006	110.89	117.03	137.09	13.76	1,418
December 31, 2007	102.72	121.16	130.68	12.52	1,468
December 31, 2008	26.85	74.53	119.30	3.22	903
December 31, 2009	50.40	92.01	116.43	5.89	1,115

Notes:

(1)                 Assumes that dividends are reinvested.

(2)                 Includes the impact of stock splits and stock dividends.

(3)                 Water Utility Index includes ARTNA, AWR, AWK, CTWS, CWT, MSEX, PNNW, SWWC, SJW, WTR and YORW weighted for market capitalization.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information relating to securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.  SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five fiscal years and should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”)

	Years Ended December 31,(1)

(In thousands, except ratio and per share data)	2009	2008	2007	2006	2005
Summary of Income Statement Data:
Operating revenue (2)	$211,093	$210,657	$204,807	$202,754	$184,280
Impairment of goodwill and other long-lived assets	8,115	27,103	4,839	187	180
Operating income (loss)	(11,836)	(27,130)	7,539	12,169	8,231
Income (loss) from continuing operations	(14,034)	(27,595)	(1,449)	3,426	703
Income (loss) from discontinued operations	18,101	(4,322)	3,038	2,547	(1,100)
Cumulative effect of change in accounting principle, net of tax	—	—	—	273	—
Net income (loss)	4,067	(31,917)	1,589	6,246	(397)
Net income (loss) applicable to common stockholders	4,049	(31,941)	1,565	6,222	(421)
Ratio of earnings to fixed charges(2)(3)
Ratio	—	—	—	1.41x	1.03x
Deficiency	$ 21,602	$ 35,350	$ 407	$ —	$ —

	Years Ended December 31,(1)

	2009	2008	2007	2006	2005
Per Common Share Data:
Earnings (loss) per common share:
Continuing operations:
Basic	$(0.57)	$(1.13)	$(0.06)	$0.15	$0.03
Diluted	(0.57)	(1.13)	(0.06)	0.15	0.03
Cumulative effect of change in accounting principle:
Basic	—	—	—	0.01	—
Diluted	—	—	—	0.01	—
Discontinued operations:
Basic	0.74	(0.18)	0.13	0.11	(0.05)
Diluted	0.74	(0.18)	0.13	0.11	(0.05)
Applicable to common stockholders:
Basic	0.17	(1.31)	0.07	0.27	(0.02)
Diluted	0.17	(1.31)	0.07	0.27	(0.02)
Cash dividends declared per common share	0.10	0.20	0.23	0.21	0.20

	Years Ended December 31,(1)

(In thousands)	2009	2008	2007	2006	2005
Balance Sheet and Other Data:
Additions to property, plant and equipment (2)	$16,516	$32,135	$29,834	$30,248	$20,695
Total assets	400,095	527,207	504,124	466,616	427,078
Total debt(4)	154,991	192,791	147,920	130,895	127,600
Stockholders’ equity	115,914	113,800	146,754	145,595	127,895

(1)                                 Reflects historical selected consolidated financial statement data derived from the audited consolidated financial statements and related notes. See “Item 1. Business—Significant Acquisitions and Dispositions” for additional information.

(2)                                 Amounts represent continuing operations for the periods presented.

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

(4)         Total debt is defined as total borrowings under bank lines of credit and long-term debt, including current maturities.

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

OVERVIEW

SouthWest Water’s principal business activity is to operate and maintain water and wastewater infrastructure. Through our operating subsidiaries, we own 144 systems and operate hundreds more under contract to cities, utility districts and private companies. SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988. We maintain our corporate offices in Los Angeles, California.

In the past ten years, we have completed 19 acquisitions of both utility and contract service businesses. These businesses operated largely independent of each other, resulting in a complex business structure with varying business practices. Beginning in 2007, we implemented changes to better integrate the acquisitions and our various business operations. Our operations were divided into four major operating segments in 2008 to focus the distinct strategies of each of our operating businesses. Each operating segment is led by a Managing Director and a Financial Director and has embedded in it the direct operating cost and infrastructure to deliver its plan. Common support functions such as environmental health and safety, financial and accounting, information technology and some of our customer call centers are centralized; these consolidated departments’ allocate their costs to each operating segment.

As a result of this reorganization, we now have four reporting segments. We separate our segments first by whether we own the utility or we provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations (“Utilities”). In our financial statements we report our Texas Utilities operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is principally because the Texas Utilities predominantly under-recovered their current cost of service, which includes a reasonable return on equity. We have made large investments in these operations since acquisition which have not yet been recovered through the rates we charge. Our contract operations are generally segmented by contract type into those that are larger, stand alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

Utilities consist of our owned water and wastewater utilities located in California, Alabama, Mississippi. In previous periods, the utilities segment included the business activities of our New Mexico Utility (“NMUI”) that was sold on May 8, 2009. The NMUI activities are now included in discontinued operations for all periods presented. See “Note 2 - Acquisitions, Assets Held for Sale and Dispositions” included in Part II Item 8 – “Financial Statements and Supplementary Data” for the summary of the historical results of discontinued operations. Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 94% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities as approved by state regulatory agencies; except for some of our Alabama wastewater rates which are governed by our service agreements. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year. Our Utilities operations require ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as the opportunity for revenue growth from rate increases and new connections.

Texas Utilities consists of 123 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas. Residential customers make up the largest component of our Texas Utilities customer base, with these customers representing approximately 98% of our water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for our customers’ water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility with a single tariff, known as Monarch Utilities. The Monarch systems, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant amounts of capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and as a result, the Texas Utilities have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable rate of return on investment, we expect to aggregate this segment with our Utilities segment.

O&M Services generally consists of operations that are project-specific contracts with cities, public agencies and private owners. Most contracts are stand-alone operations staffed with project-specific personnel, with an average contract life of two to three years. Under a typical O&M contract, we charge a fee that covers a specified level of service that includes facility operations and maintenance and may include other water or wastewater related services. Services are typically provided evenly throughout the contract period and are billed on a monthly basis. If we provide services beyond the scope of a contract, we bill for the additional services on a time-and-materials basis or negotiate a unique price. These contracts are largely located in California, Colorado, Alabama, Mississippi, and Georgia. We have one contract that represents approximately 22% of the revenue of this segment, which we are currently re-negotiating, and one that represents approximately 14%, which is due for renewal in November 2010. None of the remaining contracts represent more than 7% of this segment’s revenue.

Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts (“MUD”). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 270 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of

O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 day prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients. No one district represents more than 4% of the overall revenue of this segment and the majority represent less than 1% of revenue.

Impacts to Results of Operations 2007-2009

Utilities & Texas Utilities:  Our utilities segments’ results of operations are generally influenced by a variety of factors that are similar between the two segments and the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section herein. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                  Growth Related:  Growth in our utilities segments is generally characterized by the following drivers; 1) growth in the number of connections served within existing utility certified service areas, or 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built out system that does not generally see much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction prior to 2007 (ranging from 2% to 8% annual growth). We have seen this significantly decline with growth averaging less than 1% across all systems in 2008 and 2009. Growth through acquisitions was most significant in 2008 with the acquisition of a 4,000 connection wastewater utility system in Alabama in early 2008 as well as the full year impacts of some smaller acquisitions made in Texas in 2007. We did not purchase any utility assets during 2009.

•                  Rate Related:  Each of our utilities will increase rates from time to time as allowed by the regulator or governing contract, to recover expenses and realize a return on invested capital. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. Our California utility benefited from step rate increases in 2007 and 2008 and a general rate increase implemented January 1, 2009. Our Texas Utilities benefited from an interim rate increase in late 2007 from our Monarch rate filing, which was resolved through an all-party settlement in December 2008. The settlement also required us to refund $0.5 million in 2009 with a revenue reserve impacting 2008 results. We also reached all-party settlements in three smaller pending Texas rate cases implemented in the latter half of 2008 and a rate step-increase at one utility during 2009. In Alabama we have contractual agreements with the local government over our Shelby County and Riverview wastewater utilities that provide us with the ability to request rate increases annually, pursuant to the terms of the contracts. Accordingly, we requested and received increases in January of 2007, 2008 and 2009 of 8%, 8% and 13.9%, respectively at our Shelby County utility and a 4.5% increase in January of 2009 at our Riverview utility

•                  Demand Related:  The demand for our water is a major driver of our operating results. Our utility results are largely dependent upon the sale and distribution of water, the amount of which is dependent on seasonal weather fluctuations, particularly during the summer months when water demand will vary greatly with rainfall and temperature levels. Not only does rainfall vary from season to season, but from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of abnormally low water use. This can occur during abnormal weather conditions, such as when summer temperatures are cooler than normal or during mandatory restrictions on water use because of drought. Also, demand related changes can occur as a result of conservation and socio-economic impacts. Demand related changes often impact both the revenue of the utility and the cost of production. In 2008 and 2009 we saw increased demand and demand-related costs in Texas due to drought conditions. We saw lower demand at our California utility in both 2008 and 2009, largely due to conservation and socio-economic conditions associated with the decline in general economic conditions.

•                  Supply Related:  The cost of water and related commodities is a major driver of our results. Utilities that purchase water are subject to changes in operations due to the amount and cost of that water. Purchased water supply changes are typically driven by longer term climate issues such as extended drought but can also be driven by short-term maintenance needs. In 2008 and 2009, we saw increased cost of production in Texas as we purchased more water than in previous years at a higher cost per gallon, due to the inability of our owned sources of ground water to produce enough water to meet the heightened demand due to drought conditions. In California we saw the unit cost of water increase in 2009.  This is related to increases in the price of Metropolitan Water District purchases, and by the Main San Gabriel Watermaster action of lowering the safe yield in the basin.  In addition the Watermaster raised the rate for replacement water for water pumped in excess of water rights held. This caused an additional increase in cost of purchased water sources. It should be noted that changes in cost from levels adopted in rate cases receive balancing account treatment negating the cost increases on the income statement.

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

•                  General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by centralized support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2007 and 2008, we made large investments in our consolidated support functions that have driven costs higher as we build a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations. However, we anticipate that in the near term we will continue to experience higher costs due to these consolidation efforts as well as the remediation of our material internal control weaknesses (see “Item 9A - Controls and Procedures” for a detailed discussion of our material internal control weaknesses).

•                  Other:  Other is reserved for unusual items that may impact results from time to time. Most significantly in 2008 our Texas Utilities impaired goodwill by $25.2 million.

O&M Services Segment:  Our O&M Services segment results of operations are generally influenced by a variety of factors. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                  Contract Growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in 2008 and 2009 has been from increased contract pricing and expanding the scope of work provided to existing customers.

•                  Lost Work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. We lost a number of contracts in 2007 and 2008 due to increased competition in our service territories, specifically in the southeast. We also cancelled two of our contracts in California in 2008 due in part to the financial under-performance of the contracts. In 2009 our portfolio stabilized but we continued to see fluctuations in the amount of project work we do for our clients.

•                  General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by centralized support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety. In 2007 and 2008, we made large investments in our consolidated support functions that have driven costs higher as we build a foundation upon which to drive sustainable continuous improvement into the organization. As the efficiencies of these investments take hold, we have targeted objectives to reduce the fixed costs of supporting our operations. However, we anticipate that in the near term we will continue to experience higher costs due to these consolidation efforts as well as the remediation of our material internal control weaknesses (see “Item 9A – Controls and Procedures” for a detailed discussion of our material internal control weaknesses).

•                  Other:  Other is reserved for unusual items that may impact results from time to time, such as legal fees, fines or the elimination of certain service offerings. Most significantly in 2008 and 2009, we eliminated certain non-core service offerings including electrical contracting and construction management, and incurred legal fees including reserves for potential compliance related fines, some of which were favorably settled in 2008.

Texas MUD Services Segment:  Our Texas MUD Services segments’ results of operations are generally influenced by a variety of factors. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                  Contract Growth:  New contracts, additional project work and contract price increases are offset by lost contracts, reductions in project work, or a reduction in other ancillary services such as new taps and inspection services for new home construction. In 2008 and 2009 we lost a number of contracts due to increased competition in our service territories and our ancillary service work was significantly impacted due to reduced taps and inspection services associated with the slowdown in new home construction. However, we focused operations in 2009 on service and repair work and therefore experienced increased revenue from these activities.

•                  General & Administrative Related (G&A):  Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by centralized support functions that are then allocated to each segment. These support costs include IT, shared financial services, customer service center and environmental health and safety.

•                  Other:  Other is reserved for unusual items that may impact results from time to time. Most significantly in 2007 and 2008, we discontinued offering non-core service offerings including specialty pipe rehabilitation work and bookkeeping services.

Corporate Segment:  Our corporate segment represents costs related to executive management, investor relations, human resources, general legal and insurance, certain IT functions that support all operations and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation; however, on occasion, we do have other costs that flow through the segment. In 2009 we also incurred $12.6 million of costs related to the restatement of our prior period financial statements. In 2007 and 2008, the expenses associated with our Cornerstone project were largely supported by the corporate segment. This project upgraded our core IT infrastructure such as phones, servers and communications links and implemented a single company-wide financial ledger system. In the fourth quarter of 2008, the remaining portions of the project were put on hold and certain portions of the project were eliminated, resulting in an impairment of the capital investment of $1.3 million. Total project expenses were $1.9 million in 2007 and $5.4 million in 2008, which includes the costs to suspend the project. The total capital investment in 2007 and 2008 was $10.0 million and $8.4 million respectively, of which $9.4 million has been placed into service. In May 2009, the Company determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed; as a result, we recorded an impairment charge of $8.0 million.

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

Assets Held for Sale and Dispositions

In December 2008, we completed the sale of our wholesale wastewater business in Texas for net cash proceeds of $2.2 million and a receivable of $0.6 million. We decided not to sell the wholesale water component of the business; accordingly, the business activity of the water component has been reflected in consolidated continuing operations for all periods presented.

We entered into an agreement to sell the assets of our Southwest Environmental Laboratories, Inc. subsidiary in 2009 for cash consideration of $0.5 million paid at close and up to an additional $0.8 million of consideration consisting of 25% of the buyer’s quarterly aggregate invoice amounts subsequent to the sale. The sale closed on April 1, 2009 however, the business activity prior to the sale has been reflected in consolidated continuing operations based on the ongoing business relationship with the buyer.

In January 2009 we reached a settlement in proceedings against NMUI, whereby we agreed to sell the NMUI business in settlement of threat of condemnation. On May 8, 2009 we received

$53.9 million in cash at closing ($60.0 million settlement and $0.9 million escrow release, less $7.0 million paid to the condemning entity in settlement of sewer treatment fees) and recorded a gain of $26.2 million, net of $0.1 million of transaction costs. We used $12.3 million of the net proceeds to pay down NMUI bonds and related accrued interest and the remaining cash proceeds of $41.6 million was used to pay any unassumed liabilities of NMUI and to pay down our revolving credit facility. The sale reflects a $107.2 million reduction in assets, offset by reduction in liabilities of $79.5 million, which includes a $69.0 million reduction in contributions in aid of construction. The NMUI operations have been reflected in earnings (loss) from discontinued operations for all periods presented.

For income tax purposes, this transaction is considered an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral on the gain if we acquire a qualified replacement property by December 31, 2011. We currently intend to acquire qualified replacement property; however, there can be no assurance that we will successfully complete such an acquisition.

RESULTS OF OPERATIONS

2009 Compared to 2008

Consolidated operating revenue increased $0.4 million, or 0.2%, to $211.1 million for the year ended December 31, 2009 from $210.7 million for the prior year. Consolidated operating expenses decreased $14.9 million, or 6.2%, to $222.9 million for the year ended December 31, 2009 from $237.8 million for 2008. Resulting operating loss decreased $15.3 million to a loss of $11.8 million for the year ended December 31, 2009, from operating loss of $27.1 million for the prior year. The 2009 operating loss includes the impacts of $12.6 million of restatement related costs and $8.1 million of impairments of goodwill and other long-lived assets. The 2008 loss includes a $27.1 million impairment of goodwill and other long-lived assets. The operations of our New Mexico utility and our wholesale wastewater operations in Texas are not reflected in the results below, as they were sold in May 2009 and December 2008, respectively, and are therefore part of discontinued operations for all periods shown. In 2009 we decided not to sell our wholesale water operations in Texas which had previously been reported as part of discontinued operations, accordingly, these operations are now included as continuing operations as part of our Texas Utilities segment discussed below.

	Year Ended December 31,			Percent of Revenue
(In thousands, except percentages)	2009	2008	Increase (Decrease)	2009	2008
Utilities
Operating Revenue	$65,168	$60,927	$4,241	100.0%	100.0%
Operating Expenses	45,880	41,202	4,678	70.4%	67.6%
Operating Income	$19,288	$19,725	$(437)	29.6%	32.4%

Texas Utilities
Operating Revenue	$36,525	$34,784	$1,741	100.0%	100.0%
Operating Expenses	29,068	53,821	(24,753)	79.6%	154.7%
Operating Income (Loss)	$7,457	$(19,037)	$26,494	20.4%	(54.7)%

O&M Services
Operating Revenue	$36,976	$40,493	$(3,517)	100.0%	100.0%
Operating Expenses	36,677	43,374	(6,697)	99.2%	107.1%
Operating Income (Loss)	$299	$(2,881)	$3,180	0.8%	(7.1)%

Texas MUD Services
Operating Revenue	$72,424	$74,453	$(2,029)	100.0%	100.0%
Operating Expenses	73,845	77,568	(3,723)	102.0%	104.2%
Operating Income (Loss)	$(1,421)	$(3,115)	$1,694	(2.0)%	(4.2)%

Corporate
Operating Revenue	$—	$—	$—
Operating Expenses	37,459	21,822	15,637
Operating Income (Loss)	$(37,459)	$(21,822)	$(15,637)

Total
Operating Revenue	$211,093	$210,657	$436	100.0%	100.0%
Operating Expenses	222,929	237,787	(14,858)	105.6%	112.9%
Operating Income (Loss)	$(11,836)	$(27,130)	$15,294	(5.6)%	(12.9)%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2008	$60,927	$41,202	$19,725
Growth related	490	278
Rate related	4,916	—
Demand related	(2,606)	—
Balancing account	1,234	1,234
Supply related	—	(142)
O&M related	—	71
G&A related	—	2,916
Other	207	321
Year ended December 31, 2009	$65,168	$45,880	$19,288

The principal operating trends driving this segment’s results in 2009 were rate increases and increased costs of purchased water. In California, we have seen reduced consumption due to customer conservation efforts; however, we have seen increased unit costs of delivered water driven by lower allowed pumping amounts from our owned wells and higher costs of purchased water. We believe these trends are likely to continue in 2010. Further details on 2009 results as compared to 2008 are discussed below.

Operating revenue increased $4.2 million, or 7.0%, to $65.2 million for the year ended December 31, 2009 from $60.9 million for the prior year. The net increase was primarily due to the following events:

•                  Growth Related: A $0.5 million increase primarily due to the acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                  Rate Related: A $4.9 million increase due to rate increases in California and Alabama, of which $4.2 million is due to our California utility implementing a water general rate increase on January 1, 2009 and a water rate step increase on July 1, 2008.

•                  Demand Related: A $2.6 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts.

•                  Balancing Account: A $1.2 million increase related to balancing account surcharges approved by the CPUC and collected in California to recover certain deferred water supply costs which are further described in the Regulated Utility Accounting section in “Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies” within Part II, Item 8, “Financial Statements and Supplementary Data.”

•                  Other: A $0.2 million increase related to a conservation rate adjustment on revenue.

Operating expenses increased $4.7 million, or 11.4%, to $45.9 million for the year ended December 31, 2009, from $41.2 million for the prior year. The net increase was primarily due to the following events:

•                  Growth Related: A $0.3 million increase due to acquisition of the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•                  Balancing Account: A $1.2 million increase in costs recognized related to the balancing account surcharges which are further described in the Regulated Utility Accounting section in “Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies” within Part II, Item 8, “Financial Statements and Supplementary Data.”

•                  Supply Related: A $0.1 million decrease primarily due to less purchased water in California driven by lower demand offset by increased unit cost of purchased water in California.

•                  O&M Related: A $0.1 million increase primarily due to increased depreciation expense of $0.6 million offset by various cost savings, primarily a decrease in bonus compensation.

•                  G&A Related: A $2.9 million increase due to $1.0 million of allocations of operational management and overhead costs to our Southeast utilities, as well as increased costs associated with the upgrade of information technology and financial systems, lower overhead recovery due to fewer capital projects than in the comparable period, and insurance related expenses.

•                  Other: A $0.3 million increase, primarily due to an increase in legal expenses, offset by impairment of goodwill of $0.4 million at our Alabama utilities in the comparable period of 2008.

As a result of the above events, operating income decreased $0.4 million, or 2.2%, to $19.3 million for the year ended December 31, 2009, from $19.7 million for the prior year.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income (Loss)
Year ended December 31, 2008	$34,784	$53,821	$(19,037)
Growth related	(32)	—
Rate related	625	—
Demand related	394	—
Supply related	—	412
O&M related	—	152
G&A related	—	(296)
Other	754	(25,021)
Year ended December 31, 2009	$36,525	$29,068	$7,457

The principal operating trends driving this segment’s results in 2009 were rate increases and a multi-year drought that has increased consumption and reduced aquifer levels. With heavy rains in late 2009, we are seeing aquifers replenish, however we cannot provide assurance that they will replenish sufficiently to reduce the need to supplement our owned water sources. Further details on 2009 results as compared to 2008 are discussed below.

Operating revenue increased $1.7 million, or 5.0%, to $36.5 million for year ended December 31, 2009 from $34.8 million for the prior year. The increase was primarily due to the following events:

•                  Rate Related: A $0.6 million increase due to $1.5 million of rate increases at two utilities implemented in the latter half of 2008 and a rate step-increase at one utility during the first quarter of 2009. These increases were offset by a decrease of $1.0 million due to settlement rates implemented at our Monarch utility during the first quarter of 2009 which were below the rates charged in 2008.

•                  Demand Related: A $0.4 million increase due to increased consumption as a result of weather patterns that were hot and dry compared to 2008 weather.

•                  Other: A $0.8 million increase due to reserves taken in late 2008 for potential customer refunds in rate settlements.

Operating expenses decreased $24.8 million, or 46.0%, to $29.1 million for the year ended December 31, 2009, from $53.8 million for the prior year. The net decrease was primarily due to the following events:

•                  Supply Related: A $0.4 million increase due to increased purchased water costs as a result of the inability of our owned sources of ground water to produce enough water reflecting ongoing drought conditions and well repairs requiring a temporary alternate source of supply.

•                  O&M Related: A $0.2 million increase primarily due to lower auto, labor and supply costs offset by increased depreciation and asset retirements.

•                  G&A Related: A $0.3 million decrease primarily due to lower professional fees related to the preparation of rate cases.

•                  Other: A $25.0 million decrease primarily due to $25.2 million impairment of goodwill and other long-lived assets in 2008.

As a result of the above events, operating income increased $26.5 million to $7.5 million for the year ended December 31, 2009, from an operating loss of $19.0 million in the prior year.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2008	$40,493	$43,374	$(2,881)
Contract growth	2,985	1,107
Lost work	(6,225)	(6,540)
G&A related	—	(336)
Other	(277)	(928)
Year ended December 31, 2009	$36,976	$36,677	$299

The principal operating trends driving this segment’s results in 2009 were terminated contracts and increased operating efficiencies. We believe that our portfolio of contracts have stabilized and anticipate that going forward we will return to an approximate 95% renewal rate on our contracts. We are also actively pursuing and winning new contracts. In contrast, project work is more difficult to project as it fluctuates from year to year depending on our clients’ capital improvement needs and budgetary constraints. We believe our direct cost cutting measures are largely complete and therefore do not anticipate continued improvements of this magnitude in 2010.

Operating revenue decreased $3.5 million, or 8.7%, to $37.0 million for the year ended December 31, 2009 from $40.5 million for the prior year. The net decrease in revenue was primarily due to the following events:

•                  Contract Growth: A $3.0 million increase, primarily due to increased project work and scope increases with continuing clients.

•                  Lost Work: A $6.2 million decrease due to $4.0 million from lost contracts, (including $2.1 million related to two underperforming contracts that were terminated by management in late 2008,) as well as $2.2 million from reduced project work with continuing clients.

•                  Other: A $0.3 million decrease primarily due to the elimination of certain non-core service offerings in Colorado.

Operating expenses decreased $6.7 million, or 15.4% to $36.7 million for the year ended December 31, 2009, from $43.4 million for the prior year. The net decrease was primarily due to the following events:

•                  Contract Growth: A $1.1 million increase primarily due to project work with continuing clients and expanded scope on contracts with continuing clients.

•                  Lost Work: A $6.5 million decrease due to lost contracts and reduced project work.

•                  G&A Related: A $0.3 million decrease primarily due to various savings and efficiency gains in general and administrative costs.

•                  Other: A $0.9 million decrease primarily due to favorable settlements of certain fines that had been reserved in 2008.

As a result of the above events, operating income was $0.3 million for the year ended December 31, 2009 compared to an operating loss of $2.9 million in the prior year.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2008	$74,453	$77,568	$(3,115)
Contract Growth	(2,029)	(2,614)
G&A related	—	(1,216)
Other	—	107
Year ended December 31, 2009	$72,424	$73,845	$(1,421)

The principal operating trends driving this segment’s results in 2009 were terminated contracts, increased service order work and increased efficiencies. We have experienced aggressive competition in our markets and although we believe the situation is stabilizing, we may experience some continued contract loss. Service order work was a focus of operations in 2009 and due to the amount completed we do not anticipate we will sustain this level of work in 2010. We believe our direct cost cutting measures are largely complete and therefore do not anticipate continued improvements of this magnitude in 2010. Further details on 2009 results as compared to 2008 are discussed below.

Operating revenue decreased $2.0 million, or 2.7%, to $72.4 million for year ended December 31, 2009 from $74.5 million for the prior year. The net decrease was primarily due to the following events:

•                  Contract Growth: A $2.0 million decrease in revenue due to a $5.0 million decrease from lost contracts, a $2.4 million decrease related to the sale of our environmental testing laboratory on April 1, 2009, a $2.0 million decrease in housing related services as a result of the slowdown in the new housing market, offset by a $7.4 million increase primarily due to increases in service order work.

Operating expenses decreased $3.7 million, or 4.8%, to $73.8 million for the year ended December 31, 2009, from $77.6 million for the prior year. The net decrease was primarily due to the following events:

•                  Contract Growth: A $2.6 million decrease due to $5.3 million from lost contracts and $2.3 million due to the sale of our environmental testing laboratory and $0.3 million from reduced housing related services, offset by a $5.3 million increase primarily related to increases in service order work.

•                  G&A Related: A $1.2 million decrease primarily due to various savings and efficiency gains in general and administrative costs.

•                  Other: A $0.1 million increase related to the settlement of a legal issue, offset by impairment of long-lived assets in the comparable period of 2008.

As a result of the above events, operating loss decreased $1.7 million to a loss of $1.4 million for the year ended December 31, 2009, compared to loss of $3.1 million for the prior year.

Corporate

Operating expenses increased $15.6 million, or 71.7%, to $37.5 million for the year ended December 31, 2009, from $21.8 million for the prior year.

The net increase was primarily due to the following events:

•                  Project Costs: A $3.4 million decrease as a result of costs incurred in 2008 related to our Cornerstone internal-use software development project. In October 2008, we announced the suspension of the project due to the uncertain financial markets that led to the decision to minimize all cash expenditures.

•                  Other: A $18.7 million increase, primarily driven by $12.6 million of financial restatement related costs, including audit fees and accounting resource expenses to support the restatement of historical financial results, and $8.0 million related to a write-off of Cornerstone assets net of recoveries from vendors, offset by reduced expenses related to the write-off of $1.3 million of Cornerstone assets in December 2008, reduced expenses related to incurred bank amendment fees in the fourth quarter of 2008, as well as reduced costs associated with consulting expenses incurred in 2008.

Depreciation and amortization

Depreciation and amortization expense was $14.9 million in 2009 and $14.3 million in 2008. The increase was principally a result of additions to property, plant and equipment during the year by $16.5 million.

Other Income (Expense)

Aggregate other expenses increased $1.8 million, or 22.6% to $9.7 million for the year ended December 31, 2009, compared to $7.9 million for the prior year as follows:

(In thousands)	2009	2008	Change
Interest expense	$(9,856)	$(8,402)	$(1,454)
Interest income	190	520	(330)
Other, net	—	—	—
Total	$(9,666)	$(7,882)	$(1,784)

Interest Expense.  Interest expense increased by $1.5 million, or 17.3%, to $9.9 million for the year ended December 31, 2009 from $8.4 million for the same period during the prior year.

The change in total interest incurred is primarily due to an increase in amortization of debt financing cost on our revolving line of credit. In addition, the weighted average annual interest rate on total borrowings increased to approximately 5.8% for the year ended December 31, 2009 from 4.0% for the same period in the prior year.

Interest Income.  Interest income decreased $0.3 million for the year ended December 31, 2009 principally as a result of a decline in interest rate in our various interest bearing operating accounts.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 34.7% for the year ended December 31, 2009 compared to 21.2% for 2008. The fluctuation in rates primarily relates to the non-deductible goodwill impairments in 2008

Income loss from Discontinued Operations

Income net of tax from discontinued operations, which pertains primarily to NMUI which was sold in May 2009, was $18.1 million for the year ended December 31, 2009.

2008 Compared to 2007

Consolidated operating revenue increased $5.9 million, or 2.9%, to $210.7 million for the year ended December 31, 2008 from $204.8 million for the prior year. Consolidated operating expenses increased $40.5 million, or 20.5%, to $237.8 million for the year ended December 31, 2008 from $197.3 million for 2007. Resulting operating income decreased $34.7 million to a loss of $27.1 million for the year ended December 31, 2008 from operating income of $7.5 million for the prior year. The 2008 operating loss includes the impacts of $27.1 million of impairments of goodwill and other long-lived assets as well as other costs described below. The operations of our New Mexico utility and our wholesale wastewater operations in Texas are not reflected in the results below, as they were sold in May 2009 and December 2008, respectively, and are therefore part of discontinued operations for the periods prior to sale. Our wholesale water operations in Texas are included in Texas Utilities below as we decided not to sell these operations in 2009 and therefore have included them as continuing operations as part of our Texas Utilities segment discussed below.

	Year Ended December 31,			Percent of Revenue
(In thousands)	2008	2007	Increase (Decrease)	2008	2007
Utilities
Operating Revenue	$60,927	$56,653	$4,274	100.0%	100.0%
Operating Expenses	41,202	33,998	7,204	67.6%	60.0%
Operating Income	$19,725	$22,655	$(2,930)	32.4%	40.0%
Texas Utilities
Operating Revenue	$34,784	$27,911	$6,873	100.0%	100.0%
Operating Expenses	53,821	29,141	24,680	154.7%	104.4%
Operating Income (Loss)	$(19,037)	$(1,230)	$(17,807)	(54.7)%	(4.4)%
O&M Services
Operating Revenue	$40,493	$40,922	$(429)	100.0%	100.0%
Operating Expenses	43,374	42,291	1,083	107.1%	103.3%
Operating Income (Loss)	$(2,881)	$(1,369)	$(1,512)	(7.1)%	(3.3)%
Texas MUD Services
Operating Revenue	$74,453	$79,321	$(4,868)	100.0%	100.0%
Operating Expenses	77,568	76,480	1,088	104.2%	96.4%
Operating Income (Loss)	$(3,115)	$2,841	$(5,956)	(4.2)%	3.6%
Corporate
Operating Revenue	$—	$ —	$ —
Operating Expenses	21,822	15,358	6,464
Operating Income (Loss)	$(21,822)	$(15,358)	$(6,464)
Total
Operating Revenue	$210,657	$204,807	$5,850	100.0%	100.0%
Operating Expenses	237,787	197,268	40,519	112.9%	96.3%
Operating Income (Loss)	$(27,130)	$7,539	$(34,669)	(12.9)%	3.7%

Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2007	$56,653	$33,998	$22,655
Growth related	5,382	4,648
Rate related	2,233	277
Demand related	(3,341)	(89)
Supply related	—	—
O&M related	—	1,598
G&A related	—	318
Other	—	452
Year ended December 31, 2008	$60,927	$41,202	$19,725

Operating revenue increased $4.3 million, or 7.5%, to $60.9 million for year ended December 31, 2008 from $56.7 million for the prior year. The net increase was primarily due to the following events:

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

•     Demand Related: A $3.3 million decrease primarily due to reduced consumption at our California utility related to customers’ conservation efforts as well as weather patterns that were cooler with more precipitation in spring of 2008 compared to spring of 2007.

Operating expenses increased $7.2 million, or 21.2%, to $41.2 million for the year ended December 31, 2008, from $34.0 million for the prior year. The net increase was primarily due to the following events:

•     Growth Related: A $4.6 million increase due to acquisitions, primarily the Riverview wastewater treatment plant in Alabama at the end of January 2008.

•     Rate Related: A $0.3 million increase due to rate case expenses.

•     Demand Related: A $0.1 million decrease due to $1.5 million decrease in production costs primarily as a result of reduced consumption in California offset by higher average unit costs of delivered water.

•     O&M Related: A $1.6 million increase for operations and maintenance costs, primarily related to $1.1 million in staffing additions and salary increases and $0.4 million in increased depreciation expenses at our California utility.

•     G&A Related: A $0.3 million increase due to increased costs associated with the implementation of our strategy to consolidate support functions.

•     Other: A $0.5 million increase due to goodwill impairment at our Alabama utilities.

As a result of the above events, operating income decreased $2.9 million, or 12.9%, to $19.7 million for the year ended December 31, 2008, from $22.7 million for the prior year. The 2008 operating income includes the impacts of the $0.5 million of Other costs described above.

Texas Utilities

(In thousands)	Operating Revenue	Operating Expense	Operating Income (Loss)
Year ended December 31, 2007	$27,911	$29,141	$(1,230)
Growth related	756	254
Rate related	4,869	107
Demand related	1,248	820
Supply related	-	616
O&M related	-	589
G&A related	-	1,053
Other	-	21,241
Year ended December 31, 2008	$34,784	$53,821	$(19,037)

Operating revenue increased $6.9 million, or 24.6%, to $34.8 million for year ended December 31, 2008 from $27.9 million for the prior year. The increase was primarily due to the following events:

•     Growth Related: A $0.8 million increase due to acquisitions and growth in connections served, primarily due to a full year of operations from two San Antonio-based utilities acquired in May 2007.

•     Rate Related: A $4.9 million increase due to rate increases with $3.6 million due to the implementation of our Monarch filed rates in October 2007, which included a refund of $0.6 million, and the remainder due to the implementation of new rates at four smaller utilities.

•     Demand Related: A $1.2 million increase due to increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather patterns.

Operating expenses increased $24.7 million, or 84.7%, to $53.8 million for the year ended December 31, 2008, from $29.1 million for the prior year. The net increase was primarily due to the following events:

•     Growth Related: A $0.3 million increase due to a full year of operations from two San Antonio-based utilities acquired in May 2007.

•     Rate Related: A $0.1 million increase due to rate case expenses.

•     Demand Related: A $0.8 million increase in costs associated with increased consumption as a result of weather patterns that were hot and dry compared to 2007 weather patterns.

•     Supply Related: A $0.6 million increase due to increased purchased water as a result of the inability of our owned sources of ground water to produce enough water to meet the heightened demand due to drought conditions.

•     O&M Related: A $0.6 million increase for operations and maintenance costs, primarily related to retirements of assets of $0.3 million and increased repair and maintenance and labor expense of $0.5 million, offset by lower general operating expenses.

•     G&A Related: A $1.1 million increase due to general and administrative costs, primarily due to increased costs associated with our strategy to consolidate support functions, bad debt and professional fees.

•     Other: A $21.2 million increase primarily related to impairment of goodwill and other long-lived assets of $25.2 million in 2008 as compared to $4.2 million in 2007. During annual impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline in our stock price. These combined factors led to a lower estimated fair value for all of our reporting units. Discounted cash flow models were updated based upon the current expectations of future period performance and consideration for past performance. The discount rate was adjusted for Texas Utilities from 10% in 2007 to 11% in 2008. The increase in discount rates reflects the factors that are commonly considered in determining premiums, including, risks related to financial projections, access to capital markets, litigation/regulatory risk, among others. In addition, the discount rates were higher related to the general cost of capital increase associated with both debt and equity markets.

As a result of the above events, operating loss increased $17.8 million to a loss of $19.0 million for the year ended December 31, 2008, from a loss of $1.2 million for the prior year. The 2008 operating loss includes the impacts of $21.2 million of Other costs described above.

O&M Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2007	$40,922	$42,291	$(1,369)
Contract growth	3,634	3,340
Lost work	(1,324)	(1,143)
G&A related	-	711
Other	(2,739)	(1,825)
Year ended December 31, 2008	$40,493	$43,374	$(2,881)

Operating revenue decreased $0.4 million, or 1.0%, to $40.5 million for the year ended December 31, 2008 from $40.9 million for the prior year. The decrease in revenue was primarily due to the following events:

•     Contract Growth: A $3.6 million increase, primarily due to $2.6 million of increased project work and price increases in California in 2008 and $1.0 million in the southeast.

•     Lost Work: A $1.3 million decrease due to lost contracts and reduced project work, primarily driven by $1.2 million of lost contracts, the majority of which were in our Southeast division.

•     Other: A $2.7 million decrease as we stopped pursuing electrical contract projects in Colorado.

Operating expenses increased $1.1 million, or 2.6% to $43.4 million for the year ended December 31, 2008, from $42.3 million for the prior year. The net increase was primarily due to the following events:

•     Contract Growth: A $3.3 million increase due to new and expanded scope on contracts identified above.

•     Lost Work: A $1.1 million decrease due to lost contracts and reduced project work.

•     G&A Related: A $0.7 million increase due to general and administrative costs related to our strategy to consolidate support functions.

•     Other: A $1.8 million decrease primarily as a result of $2.5 million in lower costs as we stopped pursuing electrical contracts and a decrease of $0.6 million related to impairments in 2007, partially offset by $1.3 million of increased legal costs incurred including reserves for potential compliance-related fines related to alleged violations in prior years.

As a result of the above events, operating loss increased $1.5 million to $2.9 million for the year ended December 31, 2008, from $1.4 million for the prior year.

Texas MUD Services

(In thousands)	Operating Revenue	Operating Expense	Operating Income
Year ended December 31, 2007	$79,321	$76,480	$2,841
Contract Growth	(2,895)	59
G&A related	-	1,441
Other	(1,973)	(412)
Year ended December 31, 2008	$74,453	$77,568	$(3,115)

Operating revenue decreased $4.9 million, or 6.1%, to $74.5 million for year ended December 31, 2008 from $79.3 million for the prior year. The decrease was primarily due to the following events:

•     Contract Growth: A $2.9 million decrease in revenue from contracts. The decrease was primarily driven by lost contracts and from lower taps and inspection fees for new housing starts, partially offset by contract pricing increases and increases in service order work, generally related to improvements in plant and facilities of our clients.

•     Other: a $2.0 million decrease primarily due to the elimination of non-core operations including specialty pipe rehabilitation work in the Houston area and bookkeeping services.

Operating expenses increased $1.1 million, or 1.4%, to $77.6 million for the year ended December 31, 2008, from $76.5 million for the prior year. The net increase was primarily due to the following events:

•     Contract Growth: A $0.1 million increase in general operating costs related to the lost work discussed above and the change in mix of work performed from new housing starts to service and maintenance work orders to which our overhead structure was still being adjusted.

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

Corporate

Operating expenses increased $6.5 million, or 42.1%, to $21.8 million for the year ended December 31, 2008, from $15.4 million for the prior year.

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

•     G&A Related: A $1.3 million increase as a result of a $2.0 million increase associated with the implementation of our strategy to consolidate support functions which includes $1.3 million of depreciation related to the Cornerstone project. This increase is offset by a $0.7 million decrease related to savings in various general corporate costs.

•     Other: A $1.7 million increase, related to $0.7 million in costs for the evaluation of a strategic business opportunity, $0.4 million write down of an asset, $0.4 million expense for the write-off of unamortized debt issuance costs and $0.3 million increase related to collection of a fully reserved receivable in 2007.

Depreciation and amortization

Depreciation and amortization expense was $14.3 million in 2008 and $11.2 million in 2007. The increase was principally a result of increases in property, plant and equipment from our acquisitions of new utility systems, namely the Riverview acquisition, capital expenditures made to expand and improve our existing utility facilities and Cornerstone depreciation.

Other Income (Expense)

Aggregate other expenses increased $0.7 million, or 10.2% to $7.9 million for the year ended December 31, 2008, compared to $7.2 million for the prior year as follows:

(In thousands)	2008	2007	Change
Interest expense	$(8,402)	$(7,717)	$(685)
Interest income	520	629	(109)
Other, net	—	(64)	64
Total	$(7,882)	$(7,152)	$(730)

Interest Expense.  Interest expense increased by $0.7 million, or 8.9%, to $8.4 million for the year ended December 31, 2008 from $7.7 million for the same period during the prior year.

The change in total interest incurred is primarily due to an increase in borrowing levels on our revolving line of credit. The average balance of interest bearing debt outstanding increased to $170.0 million during the year ended December 31, 2008 compared to $138.7 million for the prior year.

The additional borrowings were used to fund capital expenditures and acquisitions as well as to fund the Cornerstone project. The weighted average annual interest rate on total borrowings was approximately 4.0% for the year ended December 31, 2008 and 6.2% for the same period in the prior year.

Interest Income.  Interest income decreased $0.1 million for the year ended December 31, 2008 principally as a result of receiving $0.2 million of interest with the final contract retainage payment on a completed construction project in 2007.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of (21.2%) for the year ended December 31, 2008 compared to an expense of 34% for 2007. The changes from the combined statutory rates in 2008 and 2007 were primarily related to pre-tax losses adjusted for goodwill write-offs that are not deductible for tax purposes.

Loss from Discontinued Operations

Loss from discontinued operations, which pertains to a wastewater business which we held for sale, was $4.3 million for the year ended December 31, 2008.

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

•     obtain external financing for major acquisitions; and

•     maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Years Ended December 31,
(In thousands)	2009	2008	Change
Net cash provided by (used in):
Continuing operations:
Operating activities	$14,617	$6,457	$8,160
Investing activities	38,492	(53,313)	91,805
Financing activities	(41,340)	43,599	(84,939)
Total continuing operations	11,769	(3,257)	15,026
Discontinued operations:
Operating activities	(9,610)	3,302	(12,912)
Investing activities	(291)	(1,517)	1,226
Financing activities	(106)	(366)	260
Total Discontinued operations	(10,007)	1,419	(11,426)
Increase (decrease) in cash and cash equivalents	$1,762	$(1,838)	$3,600

Cash Flows from Operating Activities. Net cash provided by continuing operating activities increased by $8.1 million from $6.5 million in 2008 to $14.6 million in 2009.  This is primarily due to an increase in the deferred tax expense related to the involuntary condemnation of our New Mexico utility and our election to defer the gain for tax purposes.

Of the total increase, balance sheet management in 2009 provided $2.8 million of cash, reflecting a $0.8 million improvement over 2008.  Improvements were made in most areas, with the exception of other long-term assets, which used $3.8 million in cash.  The primary driver of this increase was purchased water cost which was capitalized as a regulatory asset, reflecting the rapid increase in purchased water, a trend which is expected to continue.

Cash Flows from Investing Activities. Cash provided by investing activities totaled $38.5 million in 2009 compared to cash used in investing activities of $53.3 million during 2008. The $91.8 million fluctuation related to $54.8 million received from the sales of businesses in 2009, $23.4 million of cash paid for the acquisition of a business in 2008, as well as $15.6 million of lower additions to property, plant and equipment in 2009 as compared to 2008, reflecting reduced investment in new plant and plant extensions as new housing developments, a primary driver of the Company’s organic growth, slowed.

Cash Flows from Financing Activities. During 2009 we repaid a net $37.8 million of our revolving credit line and other long-term debt from cash received from the sale of businesses, effectively utilizing the net cash provided by investing activities.  We also paid $3.1 million of cash dividends, which represented a return of capital to our common and preferred stockholders due to negative accumulated earnings. In 2008 we had net borrowings on our credit line and other long-term debt of $44.7 million which funded our business purchases and capital expenditures.

Cash Flows from Discontinued Operations. During 2009, cash used in discontinued operations was $10.0 million.  This was primarily due to a decrease in deferred tax expense related to the involuntary condemnation of our New Mexico utility and our election to defer the gain for tax purposes.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations at December 31, 2009, to make future cash payments as well as an estimate of the periods during which these payments are expected to be made.

	Years Ended December 31,(1)
(In thousands)	Total	2010	2011 and 2012	2013 and 2014	2015 and Beyond
Long-term debt:
Principal payment obligation (1)	$154,396	$2,171	$3,913	$76,460	$71,852
Interest payment on fixed rate debt (2)	74,129	5,199	10,039	9,668	49,223
Interest payments on bank line of credit (3)	10,010	3,203	6,406	401	—
Repayment of advances for construction (4)	9,220	436	1,140	597	7,047
Water purchase commitment (5)	116,563	1,136	7,718	9,448	98,261
Operating lease obligations (6)	21,515	4,759	6,904	3,123	6,729
Total obligations as of December 31, 2009 (7)	$385,833	$16,904	$36,120	$99,697	$233,112

(1)         Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report (see Note 6 to the consolidated financial statements, “Long-term Debt” included in Part II, Item 8, “Financial Statements and Supplementary Data”).

(2)         Reflects scheduled interest payments on all fixed rate debt obligations.

(3)         As of December 31, 2009, there was $74.5 million of borrowings outstanding under our $110.0 million bank line of credit which is scheduled for repayment in 2013. The line of credit bears interest at variable rates and the principal amount outstanding will vary from time to time in future periods. As a result, the amount of future interest payments is uncertain. Borrowings bear interest, at our option, based on a margin a) over the LIBOR rate, or b) over the prime rate. The margins also vary based on our consolidated debt to capitalization ratio. The interest obligations reflected in the table were computed based on $74.5 million of borrowings outstanding at the 4.30% weighted average interest rate in effect on our bank line of credit borrowings as of December 31, 2009.

(4)         Advances for construction are non-interest bearing. Our repayment assumptions on certain obligations are based upon forecasted connection growth. If forecasted connections do not materialize, the related payments are not due and corresponding amounts become contributed property.

(5)         Reflects the minimum annual contractual commitments in the Texas Utility segment to purchase water through 2037. The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.

(6)         As of December 31, 2009, leased office commitment is $17.0 million of which $2.8 million is payable during 2010.

The vehicles and machinery lease commitment at December 31, 2009 is $4.5 million of which $2.0 million is payable during 2010.

(7)                                  Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock outstanding at December 31, 2009. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

FINANCIAL CONDITION

We believe our existing sources of liquidity are adequate to meet our anticipated needs in the coming year. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, and interest and dividend payments. During 2010 and in subsequent years, we may from time to time satisfy these requirements with a combination of cash generated by operations, borrowings under our revolving credit facility or funds from the capital markets as conditions allow. We expect that borrowing capacity under our revolving credit facility will continue to be available to manage working capital during those periods.

As of December 31, 2009, we had working capital of $5.2 million compared to working capital of $11.0 million at December 31, 2008. The decrease was primarily due to the working capital sold in the NMUI disposition.

We have access to $110.0 million in financing under our credit facility that expires February 15, 2013. A total of nine banks participate in the facility. As of December 31, 2009, we had $31.8 million of borrowing capacity available under our credit facility. The impact of the prior period restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, and the lack of timeliness of SEC financial filings created a number of defaults under our credit facility agreement at the year ended December 31, 2008 and quarter ended March 31, 2009. The defaults were cured with several amendments to the credit facility agreement dated from November 28, 2008 through July 31, 2009. Under the amendments, our credit facility was reduced from $150.0 million to its current availability of $110.0 million. The facility was also secured with certain assets of the Company and our borrowing margins were significantly increased. If our debt-to-capitalization ratio is 60% or lower, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. As of December 31, 2009 our debt-to-capitalization ratio is 58%, therefore, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. Fees and expenses charged by the Bank Group for all the amendments were $3.3 million, of which $2.8 million were charged during the year ended December 31, 2009. These fees were capitalized and are being amortized as interest expense over the remaining life of the facility which extends through February 2013.

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

As part of the amended credit agreement for our credit facility, we have agreed to utilize only $12.5 million under our capital lease facility.  Our California mortgage bond indentures permit the issuance of an additional $40.8 million of first mortgage bonds as of December 31, 2009. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California utility company pays to the parent Company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $23.4 million as of December 31, 2009. We were in compliance with or had obtained waivers for all loan agreement covenants during the year ended December 31, 2009.

In connection with the execution of the Merger Agreement, we also executed a binding letter of intent (the “Binding Letter”) with Parent, IIF and WAM (collectively, the “Investor”) under which the Investor is to purchase 2.7 million shares of our common stock at a purchase price of $6.00 per share, for an aggregate purchase price of $16.2 million (the “PIPE Investment”). The board of directors approved the terms of the agreement for the PIPE Investment on March 12, 2010. The PIPE Investment is subject to the final execution of mutually acceptable definitive agreements on terms consistent with those set forth in the Binding Letter. The Investor will be entitled to certain rights in connection with the PIPE Investment, including the appointment of a designee to serve on our board of directors.

We have previously filed a shelf registration statement with the SEC, for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. We issued approximately $43.6 million of common stock under the shelf registration. As we were unable to timely file our required SEC filings for the September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q and our 2008 Annual Report on Form 10-K, we cannot use Form S-3 Registration Statements for our securities with the SEC at this time. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Accordingly, we will have to meet more demanding requirements to register additional securities until the use of Form S-3 is again available, which may make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could be limited and more costly.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

At December 31, 2009, we had irrevocable standby letters of credit in the amount of $3.7 million issued and outstanding under our credit facility.

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

Regulated Utility Accounting

Our regulated utilities are subject to regulation by the public utility commissions or the local governments, or both, of the jurisdiction in which they operate (the “Regulators”.) In such cases rates are established, or subject to approval by an independent third-party regulator. When the Regulators have allowed the future recovery of costs and credits and it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred, we have recorded such costs and credits on the balance sheet as deferred regulatory assets and liabilities. These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in rates charged for water and wastewater service. In the event that our assessment as to the probability of the inclusion in the rate-making process changes, the associated regulatory asset or liability would be adjusted to reflect the change in assessment or change in regulatory approval.

Two of our Alabama wastewater utilities in the Utilities segment and a wholesale water business wholly owned by one of the companies within the Texas Utilities segment have rates that are not established by or subject to approval by an independent third-party regulator and thus do not meet the criteria to recognize regulatory assets and liabilities. Additionally, three of our utilities in the Texas Utilities segment and a Mississippi utility in the Utilities segment have a current rate structure which does not allow full recovery of cost of service.  As a result, the future recovery of costs and credits of these assets are not recorded as regulatory assets and liabilities on the balance sheet. Our remaining utilities in both the Utilities and Texas Utilities segments do meet the criteria to allow for the future recovery of costs and credits to be recognized as regulatory assets and liabilities.

Revenue Recognition

Water utility revenue is recognized when water is delivered to customers, including an estimate for revenue not yet billed at period end caused by cycle billing during the month.

At December 31, 2009 and 2008, $4.8 million and $4.8 million, respectively, of estimated unbilled regulated operations revenue was recorded representing customer water usage revenue since the previous billing cycles and estimates of revenue earned on work completed but not yet billed.

Revenue for contract operations are recognized and billed at the end of the month based on a monthly fee for services as outlined in each contract. The Company generally bills for additional services provided beyond the basic scope of the contract on a time-and-materials basis as such services are rendered.

At December 31, 2009 and 2008, the $8.9 million and $8.5 million, respectively, of estimated unbilled non-regulated operations revenue was recorded, primarily representing contractual base fee revenue and estimates of time and material revenue earned on work completed but not yet billed.

Income Statement Impact of Applying Regulatory Accounting

If the Company had not applied regulatory accounting, net income would have been $2.7 million, $0.1 million and $0.5 million less in 2009, 2008 and 2007, respectively, as the company would have recognized higher purchased water costs and regulatory expenses, partially offset by revenue for low-income surcharges and houseline services which had been deferred as regulatory assets and liabilities.

Future Implications of Discontinuing Application of Regulatory Accounting

The Company regularly assesses whether it can continue to apply regulatory accounting to its operations. If we had stopped applying regulatory accounting to our regulated operations, we would have written-off the remaining related balances of our regulatory assets as an expense and would write-off our regulatory liabilities as income on our income statement. Based on the regulatory asset and liability balances, if the Company had stopped applying regulatory accounting to our regulated operations, we would have recorded an extraordinary after-tax loss of $7.2 million at December 31, 2009. Discontinuing application of regulatory accounting would not affect the Company’s cash flows.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

As of December 31, 2009 and 2008, the Company’s goodwill totaled $16.4 million and $17.7 million, respectively.

We assess finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.

We test goodwill for impairment annually as of October 31, or more frequently if events or circumstances indicate carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for reporting units with goodwill balances.

We use a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for each of the Company’s reporting units. The step 1 calculation, used to identify potential impairment, compares the estimated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than its carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill for each reporting unit. The implied fair value of goodwill represents the excess of the estimated fair value of each reporting unit above the fair value of the reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for any reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit.

The determination of the fair value of each reporting unit and the fair value of each reporting unit’s assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

The estimated fair value of the Company’s utilities and service business units is based on a combination of the following valuation techniques:

•                  Valuation levels of comparable publicly-traded companies; and

•                  Discounted cash flow models developed from the Company’s internal forecasts.

The comparable publicly-traded companies technique applies average peer company revenue and EBITDA multiples to the Company’s utility and service business units’ historic and forecasted revenue and EBITDA. The peer company multiples are calculated using market prices of comparable equity securities of publicly-traded water utilities and service companies.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

In conjunction with the step 1 calculation, we also reconcile the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. We make certain assumptions, which we believe to be appropriate, that support this reconciliation. We consider, in addition to the listed trading price of the Company’s shares, the applicability of a control premium to the Company’s shares and certain other factors we may deem appropriate. As a result, we may conclude that the Company’s fair value exceeds what we might otherwise have concluded had we relied on market price alone.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to thirty-four years.

During 2009, 2008 and 2007 charges totaling $8.1 million, $27.1 million and $4.8 million, respectively, were recorded to reflect the impairment of goodwill and other long-lived assets, in continuing operations, and $0.0 million, $0.1 million and $0.7 million in discontinued operations in 2009, 2008 and 2007, respectively.

As of October 2009 we performed our annual assessment of goodwill and concluded that no adjustment for impairment was warranted. The analysis was consistent with the methodology used for prior years.

In May 2009, we terminated our previously suspended software development project; as a result, an impairment charge of $8.0 million was recorded, net of recoveries from vendors.

During the annual goodwill impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline in our stock price. These combined factors led to a lower estimated fair market value for all of our segments. Discounted cash flows models were updated based upon the current expectations of future period performance and consideration for past performance. The discount rate was adjusted for Texas Utilities from 10% in 2007 to 11% in 2008. The discount rate was adjusted for Utilities from 8.5% in 2007 to 11% in 2008. The discount rate was adjusted for MUD Services from 12.5% in 2007 to 16% in 2008. The discount rate was adjusted from 11.5% in 2007 to 16% in 2008 for O&M Services. The increase in all discount rates reflects the factors that are commonly considered in determining premiums, including, risks related to financial projections, access to capital markets, litigation/regulatory risk, among others. In addition, the discount rates were higher related to the general cost of capital increase associated with both debt and equity markets. The higher discount rates in the service related business units as compared to the utilities business units can generally be attributed to the less secure nature of our service revenue contracts as compared to the nature of the more stable revenue from the utilities. An increase of 1% in the discount rates would not alter the results of our testing.

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

During 2007, we impaired $0.7 million of goodwill in continuing operations.  Additionally, we impaired $3.4 million of plant and equipment related to our wholesale water operations in Texas and an abandoned well, and $0.7 million of intangibles related to certain trademarks.

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

Share-Based Compensation

We use the Black-Scholes option valuation model to estimate the fair value of our stock options. This option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and that are fully transferable. Option valuation models require subjective assumptions such as the expected future volatility of the stock price. Because the stock options we grant have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the calculated results, in management’s opinion, the stock option valuation models, including Black-Scholes, may not necessarily provide an exact measure of the fair value of employee stock options. During the years ended December 31, 2009, 2008 and 2007, we recognized stock compensation expense of $0.9 million, $1.2 million and $1.0 million, respectively, using the Black-Scholes option valuation model.

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

In 2009, we sold our NMUI operations resulting in a gain on sale of approximately $26.2 million.  For income tax purposes, this transaction is considered an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral on the gain if we acquire a qualified replacement property by December 31, 2011. We currently intend to acquire qualified replacement property; however, there can be no assurance that we will successfully complete such an acquisition.

Our California regulated utilities recorded additional deferred income taxes, as well as corresponding regulatory assets and regulatory liabilities as permitted by the CPUC. In addition, unamortized investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the CPUC.

At December 31, 2009 and 2008, the Company did not have liabilities for uncertain tax positions that were material. The Company’s policy is to classify interest and penalties related to liabilities for uncertain tax benefits in interest expense and other expense, respectively, in the consolidated statements of operations. There were no material interest and penalties incurred during the years ended December 31, 2009 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the “Recent Accounting Pronouncements” discussion in Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies,” included in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, we had $155.0 million of variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $74.5 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 4.30% at December 31, 2009. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.8 million per year.

Our fixed-rate debt, which has a carrying value of $80.5 million, has a fair value of $71.0 million at December 31, 2009. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.5% at December 31, 2009. A hypothetical ten percent decrease in interest rates, from 6.5% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $4.7 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

INHERENT LIMITATIONS OF DISCLOSURE CONTROLS AND PROCEDURES

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the deliberate acts of one or more persons. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2009 as described below:

1.  We did not maintain an effective control environment because of the following material weaknesses:

• We did not maintain an environment that consistently emphasized strict adherence to GAAP. This control deficiency, in certain instances, led to inappropriate accounting decisions and audit adjustments that have been recorded in 2009 and 2008.   This control deficiency was magnified in prior years by the decentralized nature of the accounting function that existed at our various operating locations.

• In certain areas (internal audit, finance, tax and accounting departments), we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

• We did not maintain complete and accurate business documentation to support certain transactions and accounting records. The controls in these areas with respect to the creation, maintenance and retention of complete and accurate business records were not effective.

2.  We did not maintain effective monitoring of controls in certain areas, including period end financial reporting process, goodwill, regulatory accounting, stock-based compensation, lease accounting, property, plant and equipment, estimates and accruals. This deficiency resulted in either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

3.  We did not maintain effective controls over risk assessments. Specifically, we did not maintain processes to evaluate certain business and fraud risks. This deficiency resulted in either not having adequate controls designed and in place or not achieving the intended operating effectiveness of controls.

The material weaknesses in our control environment, monitoring of controls and risk assessments described above contributed to the material weaknesses set forth below:

4.  We did not maintain effective controls over accounting policies and application of GAAP.  Specifically, we did not maintain and communicate sufficient and consistent accounting policies, which limited our ability to make accounting decisions and to detect and correct accounting errors.  This deficiency contributed to other control deficiencies, some of which have resulted in material weaknesses, as further described below.

5.  We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not in place to ensure that journal entries were properly prepared with sufficient supporting documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries. This deficiency contributed to other control deficiencies, some of which have resulted in material weaknesses, as further described below.

6. We did not maintain effective controls over the completeness and accuracy of key spreadsheets and system-generated reports. Specifically, effective controls were not designed and in place to ensure that key spreadsheets and system-generated reports were properly reviewed for accuracy and completeness.  This deficiency contributed to other control deficiencies, some of which have resulted in material weaknesses, as further described below.

7.  We did not maintain effective controls over the completeness and accuracy of our accounting for acquisitions. Specifically, we did not design and maintain effective controls with respect to the application of relevant GAAP and the deficiency resulted in errors, including audit adjustments in 2008, in the allocation of the purchase price to the underlying assets acquired, including goodwill and liabilities assumed.  This deficiency affected property, plant and equipment, deferred income tax and liabilities, goodwill and long-term liability accounts.

8.  We did not maintain effective controls over the completeness and accuracy of our accounting estimates related to self-insurance. Specifically, we did not design and maintain effective controls with respect to the maintenance and reconciliation of claims and the review of actuarial valuations.  This deficiency affected accrued liabilities and expense accounts in prior years.  This control deficiency resulted in adjustments identified through additional procedures performed by management in 2009 and audit adjustments in 2008.

9.  We did not maintain effective controls over the completeness and accuracy of our accounting for the impairment of goodwill. Specifically, we did not design and maintain effective controls to ensure proper identification of reporting units, triggering events and fair value estimates.  This control deficiency resulted in audit adjustments in 2008.

10.  We did not maintain effective controls over the completeness and accuracy of our accounting for regulated entities. Specifically, we did not design and maintain effective controls with respect to the application of relevant GAAP in the areas of regulatory assets and liabilities.  This control deficiency resulted in audit adjustments in 2009 and 2008.

11.  We did not maintain effective controls over the accuracy and valuation of stock-based compensation. Specifically, we did not maintain effective controls over the assumptions used in the calculation of stock-based compensation.  This control deficiency resulted in audit adjustments in 2008.

12.  We did not maintain effective controls over the completeness and accuracy of property, plant and equipment and related depreciation expense. Specifically, we did not design and maintain effective controls to ensure that there was timely transfer of property, plant and equipment additions from construction work in progress; that retirements were properly recorded; that depreciation expense was accurately recorded based on appropriate useful lives assigned to the related property, plant and equipment; that assets are capitalized properly; that contributions of cash were timely transferred to CIAC for amortization; and that impairment losses are timely identified and determined.   This control deficiency resulted in adjustments identified through additional procedures performed by management in 2009 and audit adjustments in 2008.

13.  We did not maintain effective controls over the completeness and accuracy of unbilled revenue. Specifically, we did not maintain effective controls to standardize a process and methodology of calculating and recording unbilled revenue in the proper period.  This control deficiency resulted in audit adjustments in 2009 and 2008 and adjustments identified through additional procedures performed by management in 2009.

14.  We did not maintain effective controls to ensure the completeness of the recording of accounts payable and accrued liabilities on a timely basis. Specifically, we did not review and approve invoices and their supporting documentation on a timely basis.  This control deficiency resulted in audit adjustments in 2008.

15.  We did not maintain effective controls to ensure the completeness, accuracy and valuation of the revenue recorded by our Southeast Utility operation.  Specifically, we did not maintain appropriate controls over the design or identify appropriate controls over the systems, invoicing, and other processes performed at the Southeast Utilities.  This control deficiency could result in a misstatement of accounts receivable and revenue that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

16.  We did not maintain effective controls over the completeness, accuracy and valuation of our deferred tax assets and liabilities.  Specifically, we did not design and maintain effective controls with respect to accounting for the difference between book and tax basis of the company’s property, plant and equipment and intangible assets. This control deficiency could result in a misstatement of deferred tax assets and liabilities, and the tax provision that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

17.  We did not maintain effective controls over the segregation of duties related to the initiation and approval of wire transfers.  Specifically, we did not maintain adequate segregation of duties allowing a single individual exclusive right to execute wire transfers without independent confirmation or review. This control deficiency could result in unauthorized or inappropriate cash disbursements.

The material weaknesses described above could result in misstatements of substantially all of the accounts and disclosures related to it that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although the deficiencies did not result in the identification of a material misstatement in 2009, management does not believe that the controls in place as of December 31, 2009 are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statements included in this report as of and for the periods ended December 31, 2009 are fairly stated in all material respects.

The effectiveness of our internal controls over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

PLANS FOR REMEDIATION OF MATERIAL WEAKNESSES

We have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting and our disclosure controls and procedures. Specific initiatives to date have been focused on the following:

(i)         communicating, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity,

(ii)         taking certain personnel actions including supplementing existing accounting staff with additional permanent or contract employees,

(iii)        specific training for Finance and Accounting Department personnel to reinforce the importance of our control environment in addition to internal controls training to all Managers across the Company which reinforced the importance of controls,

(iv)        the implementation of policies and procedures to ensure that we retain business and accounting records and document the application of GAAP for business transactions, and

(v)         the implementation of period end reporting processes including a consolidated monthly close checklist, journal entry approval, account reconciliations with supporting documentation, documentation supporting accruals and estimates, additional processes for the valuation and recognition of utility unbilled revenue and additional processes around manually prepared spreadsheets.

(vi)        Implementation of formal procedures over valuation of our accounting estimates related to our claims process associated with medical, automobile and workers’ compensation self-insurance.

We have also implemented a remediation plan (the “Plan”) to address the material weaknesses for each of the affected areas presented above. The Plan ensures that each area affected by a material weakness is put through a comprehensive remediation process. The remediation process entails a thorough analysis which includes the following phases:

(a) Define and assess the control deficiency: ensure a thorough understanding of the “as is” state, process owners, and gaps in the control deficiency.

(b) Design and evaluate a remediation action for each weakness for each affected area: validate or improve the related policy and procedures, evaluate skills of the process owners with regards to the policy and adjust as required.

(c) Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps.

(d) Test and measure the design and effectiveness of the remediation plan, and test and provide feedback on the design and operating effectiveness of the updated controls.

(e) Management review and acceptance of completion of the remediation effort.

The Plan is administered by a Controls Committee comprised of key leaders from cross functional portions of the organization, including the CFO. The Committee reports quarterly (or more frequently, as needed) to the Audit Committee of our Board of Directors on progress.

Although the efforts noted above were initiated during the second quarter of 2009, we spent a substantial amount of time and effort in the third quarter of 2009 completing our previously delinquent 10Q quarterly financial statement filings for the first and second quarter of 2009. As such, the specific initiatives noted above occurred primarily during the fourth quarter.

We believe the steps taken to date have improved the effectiveness of many of our internal controls over financial reporting; however, we have not completed all of the corrective processes, procedures and related evaluation or remediation identified herein, that we believe are necessary. As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management, including the use of manual mitigating control procedures, to ensure that our financial statements continue to be fairly stated in all material respects.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As discussed above, there have been changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting related to the implementation of formal procedures over the valuation of our accounting estimates associated with medical, automobile and workers’ compensation self-insurance.

Although we have begun to take other specific actions to improve the overall effectiveness of our internal controls over financial reporting during the quarter ended December 31, 2009, there were no other changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Furthermore, the design or operating effectiveness of any changes in internal control over financial reporting have not yet been evaluated through our remediation process.

ITEM 9B.  OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on October 23, 2009. The total number of shares of the Company’s common and preferred stock issued, outstanding and entitled to vote at the meeting was 24,923,809 shares of which 22,366,596 were present at the meeting either in person or by proxy. The following proposals were submitted to stockholders with the following results:

Proposal 1.  To elect eight directors.

Nominee	Votes For	Votes Against	Votes Abstain
01 Kimberly Alexy	20,588,344	913,334	864,337

02 Bruce C. Edwards	20,697,537	824,068	844,406

03 Donovan D. Huennekens	15,410,932	6,867,866	87,213

04 Thomas Iino	18,716,968	2,798,813	850,229

05 William D. Jones	15,438,168	6,071,839	856,004

06 Maureen A. Kindel	15,264,395	6,252,155	849,461

07 Richard G. Newman	15,343,006	6,934,490	88,515

08 Mark A. Swatek	18,271,204	4,002,628	92,179

In addition to the directors elected above, two directors’ term of office continued after the meeting until the next annual meeting of stockholders:

•                  H. Frederick Christie

•                  Linda Griego

Proposal 2.  Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Public Accountants.

Votes

For	19,873,436

Against	1,760,533

Abstain	732,626

PART III

The information required by Part III of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will, except as otherwise set forth below in Item 10, be set forth in SouthWest Water Company’s 2010 Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required under this Item is incorporated herein by reference from our Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2009.

Code of Ethics

Our Code of Ethical Conduct for all employees and our Code of Ethics for Directors and Executive Officers (“Code of Ethics”) can also be found on our website www.swwc.com by clicking on Investor Relations then Governance & Management. The Code of Ethics is intended to comply with the requirements of the Sarbanes Oxley Act of 2002 and applies to our Directors and named executive officers, including our Chief Executive Officer, senior financial officers and other members of our senior management team. We will provide without charge to any person, by written or oral request, a copy of our Code of Ethics. Requests should be directed to Shareholder Services, SouthWest Water Company, One Wilshire Building, 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference from our proxy statement, which we intend to file with the SEC within 120 days after December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference from our proxy statement, which we intend to file with the SEC within 120 days after December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference from our proxy statement, which we intend to file with the SEC within 120 days after December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference from our proxy statement, which we intend to file with the SEC within 120 days after December 31, 2009.

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

3.1.1	Certificate of Amendment to Certificate of Incorporation of SouthWest Water Company (incorporated by reference to Exhibit 3.1 included in the Company’s Form 8-K filed on May 22, 2008)
3.2

Amended and Restated Bylaws of SouthWest Water Company dated August 20, 2009 (incorporated by reference to Exhibit 3.2 included in the Company’s Form 10-Q filed with the Commission on September 18, 2009)

4.1.1

Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated October 1, 1986 (incorporated by reference to Exhibit 4.3 included in the Company’s Form 10-K for the year ended December 31, 1986)

4.1.2

First Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated February 7, 1990 (incorporated by reference to Exhibit 4.2A included in the Company’s Form 10-K for the year ended December 31, 1989)

4.1.3

Second Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. dated January 24, 1992 (incorporated by reference to Exhibit 4.2B included in the Company’s Form 10-K for the year ended December 31, 1991)

4.1.4

Third Amendment and Supplement to Indenture of Mortgage dated October 9, 1996, between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A. (incorporated by reference to Exhibit 4.2C included in the Company’s Form 10-K for the year ended December 31, 1996)

4.1.5

Fourth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, formerly First Trust of California, N.A., dated October 19, 2004 (incorporated by reference to Exhibit 4.1E included in the Company’s Form 10-K for the year ended December 31, 2004)

4.1.6

Fifth Amendment and Supplement to Indenture of Mortgage and Deed of Trust between Suburban Water Systems and U.S. Bank National Association, dated October 20, 2006 (incorporated by reference to Exhibit 4.1.6 included in the Company’s Form 10-Q for the quarter ended September 30, 2006)

4.2	Bond Purchase Agreement dated February 20, 1992, for Suburban Water Systems (incorporated by reference to Exhibit 4.3A included in the Company’s Form 10-K for the year ended December 31, 1991)
4.3	Bond Purchase Agreement dated October 21, 1996, for Suburban Water Systems (incorporated by reference to Exhibit 4.3B included in the Company’s Form 10-K for the year ended December 31, 1996)

4.4		Bond Purchase Agreement dated October 19, 2004, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 included in the Company’s Form 10-K for the year ended December 31, 2004)
4.5		Bond Purchase Agreement dated October 20, 2006, for Suburban Water Systems (incorporated by reference to Exhibit 4.5 included in the Company’s Form 10-K for the year ended December 31, 2007)
4.6		Bond Purchase Agreement dated December 15, 2004, for New Mexico Utilities, Inc. (incorporated by reference to Exhibit 4.8 included in the Company’s Form 10-K for the year ended December 31, 2004)
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

10.4	**	Deferred Compensation Plan dated January 1, 2002 (incorporated by reference to Exhibit 10.6 included in the Company’s Form 10-K for the year ended December 31, 2004)
10.5	**	Supplemental Executive Retirement Plan dated May 8, 2000 (incorporated by reference to Exhibit 10.7 included in the Company’s Form 10-K for the year ended December 31, 2004)
10.6		Not Used

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

10.9.1

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

Change of Control Agreement dated at May 15, 2006, between SouthWest Water Company and Mark A. Swatek, the Company’s Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on May 19, 2006)

10.16

Lease Agreement effective December 28, 2007 between the Company, as lessee and Fidelity National Capital, Inc. as lessor (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on January 3, 2008)

10.17

Credit Agreement dated at February 15, 2008 among the Company, as borrower, the several lenders parties thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Keybank National Association, as Syndication Agent, and CoBank ACB, U.S. Bank National Association and JPMorgan Chase Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 included in the Company’s Form 8-K filed with the Commission on February 22, 2008)

10.17.1

Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 19, 2008 (incorporated by reference to Exhibit 10.17.1 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.2

Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 28, 2009 (incorporated by reference to Exhibit 10.17.2 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.3

Amendment No. 3 to Amended and Restated Credit Agreement dated as of June 17, 2009 (incorporated by reference to Exhibit 10.17.3 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.4

Amendment No. 4 to Amended and Restated Credit Agreement dated as of July 9, 2009 (incorporated by reference to Exhibit 10.17.4 included in the Company’s Form 10-K filed with the Commission on July 9, 2009)

10.17.5

Amendment No. 5 to Amended and Restated Credit Agreement dated as of July 31, 2009 (incorporated by reference to Exhibit 10.17.5 included in the Company’s Form 10-Q filed with the Commission on August 3, 2009)

10.18

Agreement and Plan of Merger, dated March 2, 2010, by and among SouthWest Water Company, SW Merger Corp. and SW Merger Sub Corp. (incorporated by reference to Exhibit 2.1 included on the Company’s Form 8-K filed with the Commission on March 3, 2010.

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

SOUTHWEST WATER COMPANY (REGISTRANT)

By:	/s/ MARK A. SWATEK
Mark A. Swatek
Chief Executive Officer and President

Date:	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ H. FREDERICK CHRISTIE	By:	/s/ WILLIAM D. JONES
	H. Frederick Christie		William D. Jones
	Director and Chairman		Director

By:	/s/ THOMAS IINO	By:	/s/ MAUREEN A. KINDEL
	Thomas Iino		Maureen A. Kindel
	Director		Director

By:	/s/ LINDA GRIEGO	By:	/s/ RICHARD G. NEWMAN
	Linda Griego		Richard G. Newman
	Director		Director

By:	/s/ DONOVAN D. HUENNEKENS	By:	/s/ MARK A. SWATEK
	Donovan D. Huennekens		Mark A. Swatek
	Director		Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ BRUCE EDWARDS	By:	/s/ BEN SMITH
	Bruce Edwards		Ben Smith
	Director		Chief Financial Officer
(Principal Financial Officer)

By:	/s/ KIMBERLY ALEXY	By:
Kimberly Alexy
Director

Date:	March 15, 2010

FINANCIALS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or note thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SouthWest Water Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SouthWest Water Company and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) its control environment; (1a) the adherence to generally accepted accounting principles; (1b) the complement of resources; (1c) the completeness and accuracy of business documentation; (2) its monitoring of controls; (3) its risk assessments; (4) its accounting policies and application of generally accepted accounting principles; (5) the recording of journal entries; (6) the completeness and accuracy of key spreadsheets and system-generated reports; (7) the completeness and accuracy of the accounting for acquisitions; (8) the completeness and accuracy of our accounting estimates related to self-insurance; (9) the completeness and accuracy of the accounting for the impairment of goodwill; (10) the completeness and accuracy of its accounting for regulated entities; (11) the completeness and accuracy of stock-based compensation; (12) the completeness and accuracy of property, plant and equipment and related depreciation expense; (13) the completeness and accuracy of unbilled revenues; (14) the completeness of the recording of accounts payable and accrued liabilities; (15) the completeness, accuracy and valuation of revenue recognition; (16) the completeness, accuracy and valuation of deferred tax assets and liabilities; (17) segregation of duties for manual wire transfers; existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial schedules and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2010

SOUTHWEST WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,874	$1,112
Accounts receivable, net	26,968	29,697
Prepaid expenses and other current assets	12,909	26,902
Total current assets	42,751	57,711
Property, plant and equipment, net	313,716	427,458
Other assets:
Goodwill	16,434	17,652
Intangible assets	2,966	3,459
Other assets	24,228	20,927
Total assets	$400,095	$527,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,130	$16,139
Current portion of long-term debt	2,171	2,213
Other current liabilities	21,213	28,370
Total current liabilities	37,514	46,722
Other liabilities and deferred credits:
Long-term debt, less current portion	152,820	190,578
Deferred income taxes	13,100	23,750
Advances for construction	8,784	8,910
Contributions in aid of construction	53,841	117,113
Other liabilities and deferred credits	18,122	26,334
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 250 shares authorized, 9 shares issued and outstanding	458	458
Common stock, $0.01 par value per share, 75,000 shares authorized, 24,887 and 24,897 shares issued and outstanding at December 31, 2009 and 2008, respectively	249	249
Additional paid-in capital	148,407	147,775
Accumulated deficit	(33,200)	(34,794)
Accumulated other comprehensive income	—	112
Total stockholders’ equity	115,914	113,800
Total liabilities and stockholders’ equity	$400,095	$527,207

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007

Operating revenue	$211,093	$210,657	$204,807
Operating expenses:
Operations and maintenance	199,957	196,385	181,252
Depreciation and amortization	14,857	14,299	11,177
Impairment of goodwill and other long-lived assets	8,115	27,103	4,839
Total expenses	222,929	237,787	197,268
Operating income (loss)	(11,836)	(27,130)	7,539
Other income (expense):
Interest expense	(9,856)	(8,402)	(7,717)
Interest income	190	520	629
Other, net	—	—	(64)
Income (loss) from continuing operations before income taxes	(21,502)	(35,012)	387
Provision for (benefit from) income taxes	(7,468)	(7,417)	1,836
Income (loss) from continuing operations	(14,034)	(27,595)	(1,449)
Income (loss) from discontinued operations, net of tax	18,101	(4,322)	3,038
Net income (loss)	4,067	(31,917)	1,589
Preferred stock dividends	(18)	(24)	(24)
Net income (loss) applicable to common stockholders	$4,049	$(31,941)	$1,565
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.57)	$(1.13)	$(0.06)
Income (loss) from discontinued operations	0.74	(0.18)	0.13
Net income (loss) applicable to common stockholders	$0.17	$(1.31)	$0.07
Diluted:
Income (loss) from continuing operations	$(0.57)	$(1.13)	$(0.06)
Income (loss) from discontinued operations	0.74	(0.18)	0.13
Net income (loss) applicable to common stockholders	$0.17	$(1.31)	$0.07
Weighted average common shares outstanding:
Basic	24,604	24,446	24,101
Diluted	24,604	24,446	24,101

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock			Retained	Accumulated Other
(In thousands, except per share data)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Total
Balance—December 31, 2006	9	$ 458	23,802	$ 238	$ 138,577	$6,250	72	$145,595
Comprehensive income:
Net income	—	—	—	—	—	1,589	—	1,589
Other comprehensive income:
Amortization of actuarial net gain	—	—	—	—	—	—	(44)	(44)
Amortization of prior service costs	—	—	—	—	—	—	57	57
Comprehensive income								1,602
Dividend reinvestment and stock purchase plans	—	—	216	2	2,777	—	—	2,779
Common stock issuance from stock options exercised	—	—	172	2	765	—	—	767
Tax benefit from stock options exercised	—	—	—	—	131	—	—	131
Share-based compensation	—	—	27	—	1,000	—	—	1,000
Debenture conversions	—	—	51	1	528	—	—	529
Cash dividends declared:
Preferred stock—$2.67 per share	—	—	—	—	—	(24)	—	(24)
Common stock—$0.23 per share	—	—	—	—	—	(5,625)	—	(5,625)
Balance—December 31, 2007	9	458	24,268	243	143,778	2,190	85	146,754
Comprehensive income loss:
Net loss	—	—	—	—	—	(31,917)	—	(31,917)
Other comprehensive income:
Amortization of actuarial net gain	—	—	—	—	—	—	27	27
Comprehensive loss								(31,890)
Dividend reinvestment and stock purchase plans	—	—	227	2	2,503	—	—	2,505
Common stock issuance from stock options exercised	—	—	112	1	315	—	—	316
Post-vest cancellations of non-qualified stock options	—	—	—	—	(73)	—	—	(73)
Share-based compensation	—	—	286	3	1,211	—	—	1,214
Debenture conversion	—	—	4	—	41	—	—	41
Cash dividends declared:
Preferred stock—$2.67 per share	—	—	—	—	—	(24)	—	(24)
Common stock—$0.20 per share	—	—	—	—	—	(5,043)	—	(5,043)
Balance—December 31, 2008	9	458	24,897	249	147,775	(34,794)	112	113,800
Comprehensive income (loss):
Net income	—	—	—	—	—	4,067	—	4,067
Other comprehensive income:
Amortization of actuarial net gain	—	—	—	—	—	—	(112)	(112)
Comprehensive loss								3,955
Common stock issued through the employee stock purchase plan	—	—	11	—	51	—	—	51
Post-vest cancellations of non-qualified stock options	—	—	—	—	(275)	—	—	(275)
Restricted stock awards cancelled and repurchased			(21)		(18)			(18)
Share-based compensation	—	—		—	874	—	—	874
Cash dividends declared:
Preferred stock—$2.00 per share	—	—	—	—	—	(18)	—	(18)
Common stock—$0.10 per share	—	—	—	—	—	(2,455)	—	(2,455)
Balance—December 31, 2009	9	$458	24,887	$249	$148,407	$(33,200)	$—	$115,914

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities of continuing operations:
Net income (loss)	$4,067	$(31,917)	$1,589
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	(18,101)	4,322	(3,038)
Depreciation and amortization	14,857	14,299	11,177
Deferred income taxes	5,967	(7,803)	(895)
Provision for doubtful accounts	1,858	2,038	299
Share-based compensation expense	874	1,214	1,000
Post-vest cancellations of non-qualified stock options	(275)	(73)	—
Impairment of goodwill and other long-lived assets	8,115	27,103	4,839
Other, net	57	854	731
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable	75	(2,919)	153
Other current assets	(1,550)	2,851	595
Prepaid expenses and other assets	(3,849)	(2,216)	(269)
Accounts payable	193	(205)	2,181
Other current liabilities	1,363	70	4,825
Other liabilities and deferred credits	966	(1,128)	(1,461)
Other, net	—	(33)	38
Net cash provided by operating activities	14,617	6,457	21,764
Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(16,516)	(32,135)	(29,834)
Acquisition of businesses, net of cash acquired	—	(23,406)	(8,294)
Proceeds from sales of businesses	54,849	2,219	—
Proceeds from sales of land and equipment	159	9	49
Net cash provided by (used in) investing activities	38,492	(53,313)	(38,079)
Cash flows from financing activities of continuing operations:
Borrowings under revolving credit facility	35,700	153,000	40,500
Repayments under revolving credit facility	(59,200)	(106,000)	(25,500)
Capital improvement reimbursements	2,977	3,013	3,924
Proceeds from share-based equity incentive plans and stock purchase plans, net of repurchases	33	2,821	3,546
Contributions in aid of construction	—	18	885
Excess tax benefit from stock options exercised, net of post-vest cancellations	—	—	131
Dividends paid	(3,102)	(5,901)	(5,562)
Payments on long-term debt and capital leases	(14,335)	(2,265)	(2,540)
Deferred financing cost payments	(2,755)	(532)	—
Repayment of advances for construction	(658)	(555)	(841)
Net cash (used in) provided by financing activities	(41,340)	43,599	14,543
Cash flows from discontinued operations:
Operating activities	(9,610)	3,302	4,555
Investing activities	(291)	(1,517)	(5,292)
Financing activities	(106)	(366)	1,165
Net cash provided by (used in) discontinued operations	(10,007)	1,419	428
Net increase (decrease) in cash and cash equivalents	1,762	(1,838)	(1,344)
Cash and cash equivalents at beginning of year	1,112	2,950	4,294
Cash and cash equivalents at end of year	$2,874	$1,112	$2,950

See accompanying notes to consolidated financial statements.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

SouthWest Water Company’s principal business activities are owning, operating and maintaining water and wastewater infrastructure. Unless context indicates otherwise, references to “we”, “us”, “our”, “the Company” or “SouthWest Water” mean SouthWest Water Company and its subsidiaries. The Company provides a broad range of operations, maintenance and management services, including water production; treatment and distribution; wastewater collection and treatment; customer service; and utility infrastructure construction management. The Company owns regulated water and wastewater public utilities and also serves cities, utility districts and private companies under operating contracts. Our owned utilities are defined as the Utilities segment except for those in Texas which are reported as a separate operating segment (“Texas Utilities”) because they have different economic characteristics. This is primarily because the Texas Utilities segment is not recovering its cost of service, including a reasonable return on equity, as we have made large asset investments not yet being recovered through customer rates. Our contract operations are segmented by contract type into larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel that allocates a portion of each cost center to each client (“Texas MUD Services”). SouthWest Water was incorporated in California in 1954 and reincorporated in Delaware in 1988.

On March 2, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with SW Merger Acquisition Corp. (“Parent”) and SW Merger Sub Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities controlled by institutional investors advised by J.P. Morgan Asset Management (“IIF”) and Water Asset Management, L.L.C. (“WAM”).  Under the terms of the Merger Agreement, all of our outstanding common stock, would be converted into a right to receive $11.00 per share in cash.  The completion of the Merger is subject to customary closing conditions, including stockholder and regulatory approvals.

If the Merger Agreement is adopted by our stockholders and all closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of the Parent. Upon completion of the Merger, our common stock will cease to be traded on the NASDAQ Global Select Market and we will no longer be a publicly held corporation.  The Merger Agreement contains restrictions on our operations prior to the closing of the Merger, including restrictions related to capital expenditures, the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital transactions.

In connection with the execution of the Merger Agreement, we also executed a binding letter of intent (the “Binding Letter”) with Parent, IIF and WAM (collectively, the “Investor”) under which the Investor is to purchase 2.7 million shares of our common stock at a purchase price of $6.00 per share, for an aggregate purchase price of $16.2 million (the “PIPE Investment”). The board of directors approved the terms of the agreement for the PIPE Investment on March 12, 2010. The PIPE Investment is subject to the final execution of mutually acceptable definitive agreements on terms consistent with those set forth in the Binding Letter. The Investor will be entitled to certain rights in connection with the PIPE Investment, including the appointment of a designee to serve on our board of directors.

Basis of Presentation

The consolidated financial statements include the accounts of SouthWest Water and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated, except where permitted for intercompany transactions involving our regulated utilities as further described in “Regulated Utility Accounting”.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period could be affected by both changes in those estimates and actual results. We have prepared the accompanying consolidated financial statements under the rules of the Securities and Exchange Commission (“SEC”).

Certain amounts have been reclassified in order to conform to the present year presentation. Specifically, the 2008 and 2007 consolidated statements of operation and cash flows were revised to conform to our 2009 presentation of continuing and discontinued operations (see Note 2 – Acquisitions, Assets Held for Sale and Dispositions). Additionally, cash provided by operating and financing activities previously reported for 2008 and 2007 have been adjusted by $0.8 million and $0.1 million, respectively, to correct differences between dividends declared and paid for each period.

Regulated Utility Accounting

Our regulated utilities are subject to regulation by the public utility commissions of the states in which they operate (the “Regulators”). These Regulators have allowed recovery of certain costs and required refund of certain credits which the Company has recorded as regulatory assets and liabilities. In accordance with “utility accounting” as prescribed by Accounting Standards Codification (“ASC”) 980, costs and credits on the balance sheet are deferred as regulatory assets and liabilities when it is probable that future revenue or expense in an amount at least equal to the capitalized cost or credit will result from inclusion of those costs or credits in allowable costs for ratemaking purposes. Except for income taxes, regulatory assets are excluded from the Company’s rate base and do not earn a return; although, as approved by the regulators, we accrue interest on the net regulatory balance at the 90 day commercial paper rate for future surcharging/surcrediting customers. In the event that the assessment as to the probability of the inclusion in the rate-making process changes, the associated regulatory asset or liability would be adjusted to reflect the change in assessment or change in regulatory approval.

Two of our Alabama wastewater utilities in the Utilities segment, a wholesale water business within the Texas Utilities segment and a wholesale wastewater business sold in December 2008 do not meet the criteria for utility accounting because the rates charged by these entities are not established by or subject to approval by an independent third-party regulator. Also, two of our utilities in the Texas Utilities segment do not meet the criteria for utility accounting as their cost structures do not currently allow full recovery of cost of service.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our remaining utilities in both the Utilities and the Texas Utilities segments meet the ASC 980 utility accounting criteria. Their regulatory assets and liabilities form part of our other long-term assets (see Note 5 - Other Assets) or other long-term liabilities (see Note 7 – Other Liabilities), respectively. The resulting regulatory assets and liabilities are shown in the following table:

	December 31,
(In thousands)	2009	2008
Regulatory assets:
Regulatory tax assets	$4,432	$4,369
Supply cost balancing account	7,274	2,836
ARO regulatory asset	117	114
WRAM	93	(196)
Regulatory other	1,064	1,791
	12,980	8,914
Regulatory liabilities:
Regulatory tax liability	(255)	(337)
LIRA	(638)	(219)
Residential houseline	(313)	—
Removal cost	(606)	(487)
Regulatory refunds and other	(43)	(1,010)
	(1,855)	(2,053)
Net regulatory assets	$11,125	$6,861

Regulatory income tax assets are included in rate base. Regulatory income tax liabilities reduce the rate base.

As permitted by the California Public Utilities Commission (“CPUC”), our California utility maintains water supply cost balancing accounts. Balancing accounts track differences between non-controllable costs authorized in rates and recorded costs, and defers those amounts for future surcharge or surcredit to customers. Deferred amounts are charged or credited to customers over a 12 to 36 month period once approved by and in accordance with the terms of the CPUC advice.  The supply cost balancing accounts track differences between the cost per unit charged by providers of supply items (purchased water, purchased power, and pump taxes) and the cost per unit for those items provided for in our rates. Under-collections (recorded as regulatory assets) occur when the recorded costs per unit exceeds costs per unit in rates and, conversely, over-collections (recorded as regulatory liabilities) occur when the recorded cost per unit is less than the cost per unit in rates.  Typically, under-collections or over-collections, when they occur, are tracked in the supply cost balancing accounts for future recovery or refund through a surcharge (in the event of an under-collection) or through a surcredit (in the event of an over-collection) on customers’ bills.  We accrue interest on our supply cost balancing accounts at the rate prevailing for 90-day commercial paper established by the CPUC.

For the years ended December 31, 2009, 2008 and 2007, approximately $5.7 million, $1.5 million and $1.7 million of net under-collections (including interest), respectively, were recorded in the water supply cost balancing accounts.  Amortization of surcharges that are in rates to recover under-collections from customers also decreased the water supply cost balancing accounts, as applicable.  During the year ended December 31, 2009, 2008 and 2007, approximately $1.2 million, $1.3 million and $0.9 million of surcharges, excluding interest, were billed to customers which reduced under-collections in the water supply cost balancing accounts.

As of December 31, 2009, the water supply cost balancing accounts have approximately $7.3 million in net cost under-collections.  Currently, there are surcharges in place expiring on

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010 to recover approximately $1.2 million of this net under collection. The remaining $6.1 million will be included for recovery in a future filing.

Effective August, 2008 with the adoption of the Monterey-style Water Revenue Adjustment Mechanism (“WRAM”), we began recording the difference between inclining block quantity rates, which are the tariff rates approved by the CPUC, and equivalent uniform rates, also established by the CPUC. Differences are recorded as an adjustment to revenue with an offsetting entry in the WRAM balancing account, which is either a regulatory asset or liability and represents amounts that will be billed or refunded to customers in the future.

The balances in the WRAM asset and liability accounts will fluctuate on a monthly basis depending upon the mix of customer usage among the inclining rate blocks and the variance between adopted and actual results.  We accrue interest on the WRAM at the rate prevailing for 90-day commercial paper.  When the WRAM amount reaches two percent of the approved revenue requirement, whether positive or negative, the CPUC allows us to file an advice letter to request the recover or amortization of the balance in the account. Account balances less than those levels may be refunded or collected in our general rate case proceedings or appended to future requests for recovery or refund. For the years ended December 31, 2009 and 2008, approximately $0.1 million of under-collections (including interest), and $0.2 million of over-collections, respectively, were recorded in the WRAM accounts.

The low income ratepayer assistance (“LIRA”) memorandum account captures the net cost of this program which provides monthly credits to qualifying low income customers, and also related monthly charges to non-qualifying residential customers. Also, all revenue net of expenses associated with the non-tariff LifeLine houseline maintenance program is deferred in a memorandum account pending resolution of the CPUC’s current affiliated transactions rulemaking.

Billings in advance for the cost of asset removal required by normal maintenance and repair of the water system are recorded as a liability prior to the commencement of construction.

The regulatory other category includes costs associated with rate case filings that are recoverable through the rate making process. At December 31, 2008, $1.0 million of regulatory other assets related to an escrow account established in 2008, with approval of the New Mexico Public Regulation Commission to accrue sewer fees charged to customers but were subject to a litigated dispute between the Company and its wastewater treatment service provider. This regulatory asset was part of the net assets sold in the disposition of our New Mexico utility in 2009 (See Note 2 — Acquisition, Assets Held for Sale and Dispositions). Also in 2008, a $0.6 million cost of developing NMUI water diversion rights that was previously considered probable for recovery was expensed based upon a negative finding by the granting authority.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment

The cost of additions to regulated utility plant includes labor, material and capitalized interest. Capitalized interest totaled $0.1 million in 2009, $0.3 million in 2008 and $0.8 million in 2007. Depreciation expense on utility plant is recorded using the straight-line method over useful lives primarily ranging from five to fifty years, primarily using the composite method of depreciation as prescribed by the applicable regulatory authorities. Depreciation expense on average gross depreciable plant was 3.7% in 2009, 3.8% in 2008 and 3.2% in 2007. Upon retirement at our

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

California utility, the cost of the property, net of salvage value, is charged to accumulated depreciation in accordance with regulatory utility accounting. For the other utilities and service businesses, any gains and losses resulting from retirements are recorded in the results of operations in the period of the retirement.

Property, plant and equipment used in non-regulated operations are depreciated using the straight-line method over estimated useful lives ranging from two to forty years. Maintenance costs are recognized in the period in which they are incurred. The Company utilizes the direct expensing method for planned major maintenance projects. Under this method, all costs associated with planned major maintenance are expensed as incurred.

Valuation of Goodwill and Long-Lived and Intangible Assets

We assess finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.

We test goodwill for impairment annually as of October 31, or more frequently if events or circumstances indicate carrying values may not be recoverable. We evaluate goodwill for impairment using discounted cash flow methodologies, transaction values for comparable companies, and other valuation techniques for its reporting units with goodwill balances.

We use a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for each of the Company’s reporting units. The step 1 calculation, used to identify potential impairment, compares the estimated fair value for each of the Company’s reporting units to their respective net carrying values (book values), including goodwill, on the measurement date. If the fair value of any reporting unit is less than its carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill for each reporting unit. The implied fair value of goodwill represents the excess of the estimated fair value of each reporting unit above the fair value of the reporting unit’s identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill for the reporting unit, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill) for that reporting unit. The determination of the fair value of the reporting unit and the fair value of its assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

The estimated fair value of the Company’s utilities and service business units is based on a combination of the following valuation techniques:

•      Valuation levels of comparable publicly-traded companies; and

•      Discounted cash flow models developed from the Company’s internal forecasts.

The comparable publicly-traded companies technique applies average peer company revenue and EBITDA multiples to the Company’s utility and service business units’ historic and forecasted

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revenue and EBITDA. The peer company multiples are calculated using market prices of comparable equity securities of publicly-traded water utilities and service companies.

The second valuation technique forecasts each reporting unit’s five-year cash flows using an estimated long-term growth rate and discounts these cash flows at their respective estimated weighted average cost of capital.

In conjunction with the step 1 calculation, we also reconcile the difference between the calculated market capitalization and the aggregate carrying value of the reporting units to ensure that any excess is supportable by relevant market information. We make certain assumptions, which we believe to be appropriate, that support this reconciliation. We consider, in addition to the listed trading price of the Company’s shares, the applicability of a control premium to the Company’s shares and certain other factors we may deem appropriate. As a result, we may conclude that the Company’s fair value exceeds what we might otherwise have concluded had we relied on market price alone.

Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to thirty-four years.

Other Assets

Deferred financing costs are amortized using the effective interest method over the term of the related debt.

Fair Value of Financial Instruments

The Company’s revolving credit facility and long-term debt with aggregate book values of $155.0 million and $192.8 million had fair values of approximately $145.5 million and $196.4 million at December 31, 2009 and 2008, respectively. The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities. The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments. At December 31, 2009, the Company had no derivative financial instruments, hedging activities financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks requiring accounting or disclosure.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement assets and liabilities and their respective tax basis, as well as the recognition of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the change occurs.

Liabilities are recorded for more likely than not income tax assessments based on estimates of potential tax related exposures. Accounting for these assessments requires significant judgment as uncertainties often exist with respect to existing tax laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and assumptions, or changes in assumptions are recorded in the period they become known.

Our California regulated utility recorded additional deferred income taxes as regulatory assets and liabilities because recovery/refund of these amounts is expected to be allowable in future rates by

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the CPUC. In addition, investment tax credits have been deferred and are amortized over the estimated productive lives of the related assets as allowed by the Regulator.

Advances for Construction and Contributions in Aid of Construction

Developers, builders, governmental agencies and municipalities contribute property or cash to extend our water and wastewater service to their properties.  For ratemaking purposes, these contributions in aid of construction (“CIAC”) generally serve as a rate base reduction since they represent non-investor supplied funds. We depreciate utility plant funded by contributions and amortize the CIAC balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions.  Advances for Construction are contributed property or cash which is refundable for limited periods as new customers begin to receive service or other contractual obligations are fulfilled.  Advances which are no longer refundable are reclassified to CIAC.

Revenue Recognition

Water utility revenue is recognized when water is delivered to customers, including an estimate for revenue not yet billed at period end caused by cycle billing during the month. At December 31, 2009 and 2008, $4.8 million and $4.8 million, respectively, of estimated unbilled regulated operations revenue was recorded representing customer water usage revenue since the previous billing cycles and estimates of revenue earned on work completed but not yet billed.

Revenue for contract operations are recognized and billed at the end of the month based on a monthly fee for services as outlined in each contract. The Company generally bills for additional services provided beyond the basic scope of the contract on a time-and-materials basis as such services are rendered. At December 31, 2009 and 2008, the $8.9 million and $8.5 million, respectively, of estimated unbilled non-regulated operations revenue was recorded, primarily representing contractual base fee revenue and estimates of time material revenue earned on work completed but not yet billed.

Asset Retirement Obligations

We record the fair value of the legal liability for asset retirement obligations (“ARO”) associated with our wells and other regulated utility infrastructure. Amounts recorded as asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with respect to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

When the liability is initially incurred, we capitalize the cost of the ARO by increasing the carrying amount of the related long-lived asset. We accrete the liability to its estimated future obligation and the capitalized cost is depreciated over the useful life of the related asset. Upon the asset’s retirement and the settlement of the ARO, any difference between the cost to retire the asset and the liability recorded is recognized as a gain or loss in the consolidated statement of operations.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Removal Costs

When a Regulator approves billings in advance for the cost of removal of assets required by the normal on-going maintenance and repair of the water system, we meet the accounting requirements concerning regulated operations, and recognize a regulatory liability, for financial reporting purposes only, for the difference between removal costs collected in rates and actual costs incurred.

Earnings per Share

Basic earnings per share measures the performance of the Company over the reporting period by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive common shares that would have been outstanding if those shares had been issued. We have stock options and warrants outstanding that give rise to potentially dilutive common shares. We also have convertible subordinate debentures outstanding that are convertible into common stock. When the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Accounting Adjustments Impacting Other Periods

For the quarter ended December 31, 2009 we recorded a net of tax expense of $0.2 million related to prior periods. This adjustment relates primarily to the disposition of unbilled service orders.

We recorded a net of tax expense of $0.5 million for the year ended December 31, 2009 related to prior periods. The adjustment relates primarily to our accounting estimates for self-insurance.

Recent Accounting Pronouncements

We only discuss recent accounting pronouncements that will or could have a significant effect on our financial statements or disclosures currently or in the near term.

On January 1, 2009, we adopted new accounting guidance as issued by the Financial Accounting Standards Board (“FASB”) which originally included a delay in the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements

On January 1, 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the second quarter of 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See “Basis of presentation,” included above. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the third quarter of 2009, we adopted the new ASC as issued by the FASB. The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. generally accepted

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 15, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

Note 2.  Acquisitions, Assets Held for Sale and Dispositions

Acquisitions

During the years ended December 31, 2008 and December 31, 2007, we acquired several regulated utilities and non-regulated businesses. All of the acquisitions were accounted for as business combinations and the assets acquired and liabilities assumed have been recorded at their estimated fair values, with the difference between the aggregate purchase price and the fair value of the identifiable net assets recorded as goodwill. Our consolidated financial statements reflect the financial position and results of operations of the acquired utilities and businesses subsequent to their respective acquisition dates. The acquisitions are summarized below.

On January 31, 2008, we acquired substantially all of the assets of a wastewater collection system and related treatment plant in Birmingham, Alabama. The total purchase price was $23.4 million in cash, which we borrowed under our revolving line of credit. The assets acquired consisted of $20.9 million of utility plant and $2.5 million of land.

During 2007, we acquired:

•	substantially all of the assets of a small water and wastewater collection utility in northern Mississippi;
•	all of the common stock of two water utilities in an area northwest of San Antonio, Texas;
•	substantially all of the assets of a wastewater collection and treatment system located in north of Huntsville, Alabama and,
•	substantially all the assets of a service business.

The aggregate purchase price for these acquisitions was $8.3 million in cash plus $0.9 million of liabilities assumed. Utility plant totaling $5.1 million and goodwill totaling $4.1 million were recorded. The acquisitions were funded with borrowings under our revolving line of credit. These acquisitions are not material, either individually or in the aggregate, to our consolidated financial statements.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dispositions and Assets Held for Sale

New Mexico Utilities, Inc.

As part of a settlement of eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”), we completed the sale of NMUI in May 2009.  We received $53.9 million in cash at closing ($60.0 million settlement and $0.9 million net cash settlement primarily related to accounts receivable, less $7.0 million retained by the condemning entity in settlement of previously disputed sewer treatment fees) and recorded a gain of $26.2 million, net of $0.1 million of transaction costs.  The sale reflects a $107.2 million reduction in assets (of which $103.5 million were property, plant and equipment), offset by a reduction in liabilities of $79.5 million which includes $69.0 million of contributions in aid of construction. The results of operations and cash flows for NMUI are reflected as discontinued operations for all periods presented. As of December 31, 2008, the net assets held for sale which consisted of related property, plant and equipment were approximately $10.4 million.

Texas wholesale water and wastewater

During 2007, the Company committed to a plan to sell its wholesale water and wastewater operations in Texas. In December 2008, the Company completed the sale of its wholesale wastewater business for net cash proceeds of $2.2 million and a note receivable of $0.6 million. The wastewater operating results have been included in discontinued operations for all periods presented. In 2009 we decided not to sell the wholesale water component of the business; accordingly, the business activity of the water component has been included in consolidated continuing operations for all periods presented.

Discontinued Operations

The following table summarizes the results of operations of the Texas wastewater and NMUI operations included in the consolidated statement of operations as discontinued operations:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Operating revenue	$4,729	$10,858	$10,704

Expenses:
Operating expenses	2,884	17,103	6,633
Impairment of good will and long-lived assets	—	94	678

Total expenses	2,884	17,197	7,311

Operating income (loss)	1,845	(6,339)	3,393
Other income (expense):
Interest expense	(281)	(768)	(756)
Interest income	—	8	12
Other, net	—	95	52
Income (loss) from continuing operations before income taxes	1,564	(7,004)	2,701
Income tax (provision) benefit	(258)	2,682	337
Income (loss) before gain on sale of discontinued operations	1,306	(4,322)	3,038
Gain on sale of discontinued operations, net of tax of $9,363	16,795	—	—
Income (loss) from discontinued operations, net of tax	$18,101	$(4,322)	$3,038

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment charges related to discontinued operations aggregating $0.1 million (all related to property, plant and equipment) were recorded in 2008 and $0.7 million of goodwill was recorded in 2007, to reduce the carrying value of the long-lived assets to expected realizable value.

Interest expense reflects interest on debt relating to these operations, and costs and expenses exclude the allocation of general corporate overhead.

Southwest Environmental Laboratories, Inc.

In April 2009, we sold certain assets of our Southwest Environmental Laboratories, Inc. (“SWEL”), a part of the Texas MUD Services segment, for $0.5 million cash and up to an additional $0.8 million, consisting of 25% of the buyer’s quarterly sales subsequent to the closing. Subsequent to the sale, $0.4 million of the contingent payments have been paid, leaving a remaining balance of $0.4 million as of December 31, 2009. We also sold the remaining real property for $0.7 million through the issuance of a note receivable. The sold operations were not considered a discontinued operation in the accompanying consolidated financial statements since SWEL continues to provide services to us.

Note 3.  Current Assets

Accounts Receivable

The Company maintains allowances for doubtful accounts for receivables deemed uncollectible based on management’s periodic review of past due or delinquent accounts. Generally such losses have been within management’s expectations. Accounts receivable are net of an allowance for doubtful accounts of $2.2 million and $2.1 million at December 31, 2009 and 2008, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(In thousands)	2009	2008
Deferred income tax asset	$ 4,338	$19,619
Prepaid and accrued expenses	3,437	5,161
Income tax receivable	2,910	—
Inventory	1,248	1,274
Other receivables	373	145
Other	603	703
Total prepaid expenses and other current assets	$12,909	$26,902

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.  Property, Plant and Equipment

Property, plant and equipment, recorded at cost, consist of the following:

	December 31,
(In thousands)	2009	2008
Regulated utilities:
Land and land rights	$8,889	$9,081
General plant	22,180	14,401
Transmission and distribution	393,855	495,144
Construction work-in-progress	4,999	24,778
Total cost	429,923	543,404
Accumulated depreciation and amortization	(128,305)	(139,661)
Net regulated utilities	301,618	403,743

Non-regulated operations:
Property and equipment	23,348	22,741
Construction work-in-progress	45	9,829
Total cost	23,393	32,570
Accumulated depreciation and amortization	(11,295)	(8,855)
Net non-regulated operations	12,098	23,715
Net property, plant and equipment	$313,716	$427,458

Depreciation and amortization expense for regulated utility property, plant and equipment was reduced by the amortization of contributions in aid of construction totaling $3.5 million, $3.6 million and $3.3 million in 2009, 2008 and 2007, respectively.

Certain expenditures relating to the development of software for internal use are capitalized. Property and equipment at December 31, 2009 includes $2.9 million of capitalized software costs ($4.2 million, net of accumulated amortization of $1.3 million).

In October of 2008, the Company postponed elements of its Cornerstone internal-use software development project. Based on the postponement it was determined that it was not probable that the implementation of certain software modules would be completed. As a result, impairment charges aggregating $1.3 million were recorded in 2008 against the costs capitalized in construction work-in-progress. In May 2009, the Company, based on additional information, determined that it was not probable that the implementation of the remaining uncompleted software modules would be completed and recorded an additional charge of $8.0 million during the year ended December 31, 2009.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Substantially all of the Company’s utility property, plant and equipment as well as assets under capital leases are pledged as collateral for various long-term debt obligations (see Note 6 – Long-Term Debt.)

Note 5.  Other Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill, by business segment (see Note 15 – Segment Information), during the two years ended December 31, 2009.

(In thousands)	Utilities	Texas Utilities	Texas MUD Services	O&M Services	Total
Balance, December 31, 2007	$2,787	$24,988	$8,188	$7,312	$43,275
Impairment of goodwill	(452)	(24,988)	—	—	(25,440)
Other adjustments	—	—	(134)	(49)	(183)
Balance, December 31, 2008	2,335	—	8,054	7,263	17,652
Dispositions	(904)		(264)		(1,168)
Other adjustments		—	(99)	49	(50)
Balance, December 31, 2009	$1,431	$—	$7,691	$7,312	$16,434

The Company has acquired several businesses during 2007 and 2008 and prior periods, all of which were accounted for as business combinations (see Note 2 - Acquisitions, Assets Held for Sale and Dispositions). As a result, the assets acquired and liabilities assumed have been recorded at their estimated fair values with the difference between the aggregate purchase price and the fair value of the identifiable net assets acquired recorded as goodwill. Other adjustments to goodwill resulted primarily from the sale of assets and from tax related adjustments to correct purchase accounting amounts previously recorded. As described in Note 2 - Acquisitions, Assets Held for Sale and Dispositions, we sold NMUI and SWEL in 2009. Included in the assets sold were $0.9 million of goodwill related to NMUI and $0.4 million related to SWEL.

In accordance with the policy described in Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies, the Company tests goodwill for impairment at the reporting segment level annually, or when events or circumstances indicate the carrying values may be impaired.

As of October 2009 we performed our annual assessment of goodwill and concluded that no adjustment for impairment was warranted. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable water utility and service companies, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in rate case results or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, and the ability to maintain compliance with debt covenants and meet expectations of our regulators.

During annual impairment testing at October 31, 2008, global market events, including the credit market crisis, resulted in declines in valuation multiples of comparable water utilities and a decline

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Based on updated projections and the impacts of the market conditions, the Company impaired the entire $25.0 million of goodwill associated with the Company’s Texas Utilities and another $0.5 million of goodwill associated with the Company’s Alabama utilities in 2008.

On December 31, 2008 the Company’s stock price was trading at a 52-week low point. Due to the continued decline in the Company’s stock price and the stock price of many of its peers, the Company performed an impairment test as of this date, but no additional impairment was identified.

Intangible Assets

Intangible assets of $3.0 million and $3.5 million (net of $7.8 million and $7.6 million of accumulated amortization) at December 31, 2009 and 2008, respectively, include purchased contracts, acquired customer relationships and covenants not to compete and are amortized on a straight-line basis over estimated useful lives ranging from three to thirty-four years. Intangible assets amortization expense was $0.4 million, $0.4 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2014 is as follows:

(In thousands)	Intangible Assets Amortization Expense
Year ending December 31,
2010	$347
2011	280
2012	139
2013	57
2014	57

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Long-Term Assets

Other long-term assets consist of the following:

	December 31,
(In thousands)	2009	2008
Regulatory assets	$12,980	$8,914
Deferred financing costs, net	4,064	2,666
Investments in Company-owned life insurance policies	3,296	3,214
Self insurance deposits	759	1,155
Other	3,129	4,978
Total other long-term assets	$24,228	$20,927

To assist in funding the liabilities related to its supplemental executive retirement plan and deferred compensation liabilities, the Company has invested in corporate-owned life insurance policies (Note 14 – Employee Benefit Plans).

Note 6.  Long-term Debt

Long-term debt balances consist of the following:

	December 31,
(In thousands)	2009	2008
Revolving credit facility	$74,500	$98,000
6.85% convertible subordinated debentures due 2021	11,839	11,962
Capital leases	3,138	4,332
Term Loans:
Monarch Utilities, Inc (“Monarch”).:
7.37% fixed rate term loan due 2022	9,497	10,267
5.77% fixed rate term loan due 2021	654	706
6.10% fixed rate term loan due 2031	20,000	20,000
First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000
New Mexico Utilities, Inc.:
6.10% series C first mortgage bond due 2024	—	12,000
Economic Development Revenue Bonds:
6.0% series 1998A due 2018	1,690	1,810
Acquisition-related indebtedness and other	78	78
Total long-term debt payment obligations	154,396	192,155
Unamortized Monarch term loan fair value adjustments	595	636
Total long-term debt	154,991	192,791
Less current portion of long-term debt	(2,171)	(2,213)
Long-term debt, less current portion	$152,820	$190,578

Revolving Credit Facility

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

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement were used to repay borrowings under the Company’s prior $100.0 million revolving line of credit.

We pay commitment fees under the facility and must maintain customary financial ratios, prescribed cash flow results and meet other restrictive covenants. We were not in compliance with certain covenants due to our failure to timely file our September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q, and 2008 Annual Report on Form 10-K.  In addition, we were in violation of our debt-to-capitalization ratio at December 31, 2008 and at March 31, 2009.   However, we received amendments from the Bank Group which waived existing and anticipated defaults, primarily granting additional time to complete our financial filings and waiving the debt-to-capitalization ratio for the periods of non-compliance. The May 28, 2009 amendment also reduced the credit amount available under the line to $110.0 million, secured the facility with substantially all assets of the Company not previously encumbered, and significantly increased our borrowing margins. Fees and expenses charged by the Bank Group for all the amendments were $3.3 million, of which $2.8 and $0.5 million were incurred during the years ended December 31, 2009 and 2008, respectively. These fees were capitalized and are being amortized over the remaining life of the facility which extends through February 2013.

Borrowings under the credit facility bear interest, at our option, based on either a margin over the designated LIBOR rate or the prime rate. If our debt-to-capitalization ratio is 60% or lower, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. As of December 31, 2009 our debt-to-capitalization ratio is 58%, therefore the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. The margins decline on a sliding scale as our debt-to-capitalization ratio improves. The weighted average interest rates, excluding bank amendment and waiver fees, on all credit facility borrowings outstanding were 4.30% and 1.58% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had irrevocable standby letters of credit in the amount of $3.7 million issued and outstanding under our revolving credit facility and our available borrowing capacity was $31.8 million.

Convertible Subordinated Debentures

We had $11.8 million of 6.85% convertible subordinated debentures issued and outstanding at December 31, 2009 compared to $12.0 million at the end of the prior year. The debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity.  During the year ended December 31, 2009, no debentures were converted into shares of common stock. However, during the year ended December 31, 2008, debentures in the aggregate principal amount of $0.04 million were converted into 4,172 shares of common stock. At December 31, 2009, all of the debentures outstanding are convertible into 1.1 million shares of common stock and have an antidilutive effect on the computation of earnings per share.

The debentures are unsecured general obligations of the Company, are subordinated to all existing and future secured and senior debt and are due on July 1, 2021 with interest payable quarterly. The Company may redeem the debentures at any time, in whole or in part, at a redemption price of 100% of the face value.

Capital Lease Facility

In December 2007, we entered into a $30.0 million equipment leasing line of credit for an initial term of one year with automatic annual extensions until terminated by either party. Leases under the agreement have a five-year term from each lease commencement date, are structured as capital leases and are secured by the leased assets. The lease rate is based on the three-year

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

treasury rate in effect on each lease commencement date. At December 31, 2009 and 2008, the Company’s outstanding balances under this line were $2.8 million and $3.7 million, respectively. The weighted-average annual interest rate of all capital lease obligations outstanding was 5.3% and 5.3% at December 31, 2009 and 2008, respectively.

As part of the Amended Credit Agreement, we have agreed to utilize only up to an additional $12.5 million under this capital lease facility.

We have also entered into other lease agreements that have been classified as capital lease arrangements. Outstanding balances under such lease arrangements aggregated $0.3 million and $0.6 million at December 31, 2009 and 2008, respectively with effective annual interest rates ranging from 4.30% to 5.40%.

Term Loans

When we acquired Monarch Utilities in 2004, we assumed two fixed-rate term loans due through 2022. As the loans were at interest rates generally higher than the then prevailing market rates, the carrying value of the acquired loans was increased by $1.2 million to fair value and the difference is being amortized as a reduction of interest expense over the remaining loan term. The remaining unamortized fair value adjustment is $0.6 million at both December 31, 2009 and 2008 and is included in long-term debt.

The loans are secured by substantially all of the assets of Monarch. Monarch is subject to the maintenance of certain financial ratios and other restrictive covenants. Monarch was in compliance with all covenants at the year ended December 31, 2009, with the exception of certain timely filing requirements for which waivers were granted.

First Mortgage Bonds

Interest on our first mortgage bonds is payable semiannually and they may be redeemed at any time prior to maturity at par plus a call premium. Additional mortgage bonds may be issued subject to the provisions of the mortgage bond indentures and revolving credit facility. Substantially all of the utility plants of Suburban Water Systems (“Suburban”) were pledged as collateral for these bonds. The mortgage bond indentures limit the amount of cash and property dividends that Suburban may pay to the parent company. Dividends have averaged between $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $23.4 million as of December 31, 2009. We were in compliance with or had obtained waivers for all loan agreement covenants during the year ended December 31, 2009

As discussed in Note 2 - Acquisitions, Assets Held for Sale and Dispositions, on January 29, 2009, a Settlement, Arbitration Award, and Acquisition Agreement was executed whereby certain of the assets pledged as collateral of the New Mexico Utilities, Inc. first mortgage bonds were sold. On May 8, 2009, the proceeds from the sale were used to repay the entire $12.0 million balance outstanding at December 31, 2008.

Economic Development Revenue Bonds

Economic Development Revenue Bonds of $1.7 million are due in 2018 and bear annual interest at 6.0%, payable semi-annually, and are secured by wastewater treatment plant assets. Annual principal payments commenced in 2009 and continue in increasing amounts until maturity.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aggregate Maturities

Total annual maturities of the revolving credit facility and debt outstanding at December 31, 2009 are as follows:

(In thousands)	Annual Maturities
Year ending December 31:
2010	$2,171
2011	2,004
2012	1,909
2013	75,477
2014	983
2015 and thereafter	71,852
Total annual maturities	154,396
Unamortized fair market value adjustment to acquired term loans	595
Total long-term debt	$154,991

Note 7.  Other Liabilities

Other Current Liabilities

Other current liabilities and deferred credits consist of the following:

	December 31,
(In thousands)	2009	2008
Accrued salaries, wages and benefits	$5,615	$4,926
Purchased water accrual	5,840	3,356
Customer deposits and deferred revenue	2,375	2,408
Self insurance liabilities	1,954	1,956
Accrued interest payable	1,536	1,434
Franchise and other taxes payable	1,341	1,470
Taxes payable	653	—
NMUI sewer fee settlement	—	7,054
Insurance premiums payable	—	1,451
Dividends payable	—	628
Other	1,899	3,687
Total other current liabilities	$21,213	$28,370

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
(In thousands)	2009	2008
Deferred revenue	$4,062	$3,465
Self insurance liabilities	2,555	2,178
Deferred rent expense	2,055	1,302
Regulatory liabilities	1,855	2,053
Deferred compensation plan obligations	1,889	2,684
Capital improvement reimbursements	607	9,816
Other	5,099	4,836
Total other long-term liabilities	$18,122	$26,334

Asset Retirement Obligations

The Company records obligations for the fair value of the legal liability for asset retirement obligations associated with its wells and other infrastructure. Amounts recorded as asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Estimating the fair value of the costs of removal were determined based on third party costs.

When the liability is initially incurred, we capitalize the cost of the ARO by increasing the carrying amount of the related long-lived asset. We accrete expense and adjust the liability to its present value periodically and the capitalized cost is depreciated over the useful life of the related asset. Because retirement costs for our utilities’ assets have been recovered through rates prior to the time of retirement, we defer any timing differences between rate recovery and depreciation expense as either a regulatory asset or a regulatory liability.

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Long-Term Liabilities” on the consolidated balance sheets as of December 31, 2009 and 2008:

(In thousands)	Total

Obligation at December 31, 2007	$1,472

Liabilities settled in 2008	(9)

Accretion	89

Obligation at December 31, 2008	1,552

Liabilities incurred in 2009	93

Liabilities settled in 2009	(260)

Accretion	84

Obligation at December 31, 2009	$1,469

Lease Exit Costs

As discussed in Note 4 – Property, Plant and Equipment, in October 2008 the Company postponed elements of its Cornerstone internal-use software development project. At the same time, the

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

leased facilities used for the Cornerstone project implementation were vacated and the Company recorded a related liability, the balance of which was $0.5 million at December 31, 2009. This liability represents the remaining fair value of lease obligations for this exited location, determined as of the cease-use date of that facility, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease term, the last of which ends in September 2012. Projected sublease income is based on management’s estimates, which are subject to change.

Note 8.  Income Taxes

The components of income before taxes are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Income (loss) before income taxes from:
Continuing operations	$(21,502)	$(35,012)	$ 387
Discontinued operations	1,564	(7,004)	2,701
Gain on condemnation of water assets	26,170	—	—
Income (loss) before income taxes	$ 6,232	$ (42,016)	$ 3,088

The components of the provisions for income taxes (benefits) are as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Current:
Federal	$(1,126)	$(736)	$1,793
State	(117)	175	454
Total current	(1,243)	(561)	2,247
Deferred:
Federal	3,082	(9,290)	(848)
State	(892)	(878)	(303)
Total deferred	2,190	(10,168)	(1,151)
Change in valuation allowance	433
Change in regulatory assets and liabilities, net	797	679	452
Investment tax credit amortization	(24)	(49)	(49)
Total provision (benefit) for income taxes	$2,153	$(10,099)	$1,499
Allocation of total provision (benefit) for income taxes:
Income tax (benefit):
Continuing operations	$(7,468)	$(7,417)	$1,836
Discontinued operations	258	(2,682)	(337)
Tax applied to gain on condemnation of water assets	9,363	—	—
Net provision (benefit) for income taxes	$2,153	$(10,099)	$1,499

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007
Provision computed at statutory rates	(34)%	(34)%	34%
Goodwill impairment charges not deductible for tax purposes	—	13	425
State income taxes, net of federal tax benefit	—	—	2
Other, net	(1)	—	13
Effective tax rate	(35)%	(21)%	474%

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2009	2008
Deferred tax liabilities:

Depreciation	$33,552	$27,231
Section 1031 like-kind property exchange gain	763	813
Production cost balancing accounts	3,075	1,113
Gains on condemnation of water assets	10,405	477
Other	311	787
Total deferred tax liabilities	48,106	30,421

Deferred tax assets:
Goodwill and asset impairment charges	(5,513)	(5,764)
Contributions in aid of construction and advances for construction	(1,726)	(1,782)
Allowances and other reserves	(5,071)	(5,933)
Net operating loss carryforwards	(22,383)	(8,552)
Capital loss carryforwards	(1,424)	(1,424)
Share-based compensation	(1,638)	(1,601)
Investment tax credits	(237)	(253)
Deferred Revenue	(1,608)	(2,083)
Other	(1,595)	(322)

Total deferred tax assets	(41,195)	(27,714)
Net deferred tax liabilities before valuation allowance	6,911	2,707
Deferred tax asset valuation allowance	1,851	1,424
Net deferred tax liabilities	$8,762	$4,131

Balance sheet classification:

Long-term deferred tax liabilities	$13,100	$23,750

Current deferred tax assets	(4,338)	(19,619)
Net deferred tax liabilities	$8,762	$4,131

At December 31, 2009, we had federal and state operating loss carryforwards in the amount of approximately $59.1 million and $31.6 million, respectively, of which $0.4 million will benefit equity when realized.

During 2005, we realized a capital loss of $4.0 million on the sale of Master Tek, which is reflected as a discontinued operation. We were able to utilize $0.2 million of the capital loss in a prior year to offset capital gains. The remaining $3.8 million of capital loss will be carried forward to future

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

years to offset any future capital gains. The capital loss carryforward expires in 2010. The $3.8 million capital loss carryforward benefit has been fully offset by a valuation allowance at December 31, 2009 because management does not believe it is more likely than not the Company will generate future capital gains prior to the expiration date of the loss carryforward.

Furthermore, the Company has applied an additional $0.4 million of valuation allowance.  This amount is related to losses in certain state jurisdictions that the Company believes to be unrealizable due to either exiting the state or winding up operations in that state.

Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its remaining deferred income tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Management regularly reviews the recoverability of deferred income tax assets and has determined that no additional valuation allowances are necessary at December 31, 2009.

The Company is subject to federal and various state and local income taxes. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax return examinations by taxing authorities for years before 2004. The Company’s federal income tax returns for the 2002 through 2004 tax years were examined by the Internal Revenue Service. The examination was concluded in February 2007 and resulted in no net change for the tax years examined. State and local income tax returns from 2005 to the present and federal income tax returns from 2006 to the present are still subject to examinations by taxing authorities.

The Company is amending certain federal and state income tax returns as a result of the restatement in 2008.  All material adjustments, including interest, have been reflected in these financial statements.

At December 31, 2009 and 2008, we had no liabilities for uncertain tax positions that were material. Our policy is to record interest and penalties related to liabilities for uncertain tax benefits in the interest expense and operating expense line items, respectively, of the consolidated statements of operations. There were no material interest and penalties incurred during the years ended December 31, 2009 and 2008.

In January 2009 we reached a settlement in proceedings against NMUI, whereby we agreed to sell the NMUI business in lieu of condemnation. For income tax purposes, the Company elected to treat the transaction as an involuntary conversion under Section 1033 of the Internal Revenue Code, which allows for tax deferral on the gain if we acquire a qualified replacement property by December 31, 2011. We currently intend to acquire qualified replacement property; however, there can be no assurance that we will successfully complete such an acquisition.

Note 9.  Stockholders’ Equity

Preferred Stock

We are authorized to issue 250,000 shares of $0.01 par value preferred stock of which 10,373 shares are designated Series A Preferred Stock. There are 9,156 Series A preferred shares issued and outstanding at both December 31, 2009 and 2008. Each share is entitled to receive dividends of $2.625 per share per year. Series A preferred shares may be redeemed by the Company at any time for $52.00 per share and have a liquidation preference of $50.00 per share.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Stock

We are authorized to issue 75,000,000, $0.01 par value common shares, of which 24.9 million shares are issued and outstanding at December 31, 2009 and 2008. At December 31, 2009, a total of 3.3 million common shares are reserved for issuance upon exercise of all outstanding warrants and stock options, the conversion of the subordinated debentures and stock purchase plans.

Dividends

The Company declared cash dividends on its common stock of $2.5 million, $5.0 million, and $5.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively. The current quarterly cash dividend rate is $0.05 per share. The Company will continue to review its ability to pay cash dividends, and dividends may be declared at the discretion of the Board of Directors depending upon, among other factors, the Company’s growth, results of operations, profitability and financial condition, as well as other factors deemed relevant. The dividend payments in 2009 represent a return of capital and a decrease to “Additional Paid-in Capital” as the Company is in an accumulated deficit position resulting from operating losses incurred in 2008.

On March 12, 2010 we declared a cash dividend of $0.05 per share of common stock and $0.65625 per share of Series A preferred stock.  The dividends will be paid on March 31, 2010 to stockholders of record on March 22, 2010.

Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

We have a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. The DRIP and DSPP discounts were last modified by the Board of Directors in December 2006 at 5% for the DRIP and 0% for the DSPP. However, in November 2008, we determined that participation in these plans should be suspended due to the Company’s ineligibility to use its Registration Statement on Form S-3 until 12 months after the Company is current in all SEC filings. Though the Company has been current in its SEC filings since November 9, 2009, the Merger Agreement described in Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies effectively suspended the DRIP and DSPP.

At December 31, 2009, there are 3.7 million shares authorized for issuance under the plan, of which 0.7 million shares remain available for issuance.

Warrants

In 2000, we issued warrants to consultants as compensation for their assistance in connection with an acquisition. At December 31, 2009, there are warrants to purchase 143,581 shares of common stock outstanding and exercisable at $6.23 per share and expire in 2014.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  Commitments and Contingencies

Lease Commitments

The Company leases equipment and office facilities under operating and capital leases that expire through 2026. Aggregate rental expense under all operating leases was $6.0 million, $8.8 million and $8.5 million in 2009, 2008 and 2007, respectively. At December 31, 2009, the future minimum commitments under existing non-cancelable capital and operating leases are as follows:

(In thousands)	Operating Leases	Capital Leases
Year ending December 31,
2010	$4,759	$1,263
2011	3,907	1,112
2012	2,997	962
2013	1,922	4
2014	1,201	1
2015 and thereafter	6,729	—
Total minimum payments required	$21,515	3,342

Less amounts representing interest		(204)
Total capital lease obligation		3,138
Less current portion of capital lease obligation		(1,145)
Long-term capital lease obligation, net of current portion		$1,993

We lease most of our vehicles under a fleet leasing arrangement. Under this arrangement, vehicles must be leased for a minimum of twelve months. After the initial twelve month period, vehicles may be returned to the lessor or the lease may be continued on a month-to-month basis. Historically, we have replaced our fleet every three years. The lease commitments in the table above include $4.1 million of vehicle lease commitments assuming an initial three-year lease term for each vehicle.

Water Supply Commitments

Three of our regulated utilities and our wholesale water entity have water supply contracts providing for the purchase of water.  These agreements require us to purchase minimum quantities of water or capacity annually at a specified price.  In some cases, the amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.  At December 31, 2009, the estimated minimum annual purchase commitment for the agreements is $1.1 million in 2010 and increasing to $3.1 million in 2011 when a new supply is estimated to be online.  Thereafter, the range is estimated between $4.0 million to $5.0 million through 2036.   These commitments expire in 2037.

Legal Proceedings

New Mexico Utilities, Inc.

NMUI, one of the Company’s wholly-owned regulated utilities, had an agreement with the Albuquerque Bernalillo County Water Utility Authority, a political subdivision of the State of New Mexico (the “ABCWUA”), whereby the ABCWUA treated the effluent from NMUI’s wastewater collection system for a fee. The treated effluent is returned to the Rio Grande Underground Basin, creating return flow credits. Return flow credits supplemented NMUI’s existing water rights, enabling it to pump additional water from the basin.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the “Agreement”) to resolve all outstanding claims, demands and existing lawsuits between them. Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of condemnation. In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of: (i) $60.0 million; (ii) an amount equal to the NMUI accounts receivable at the date of Closing; and (iii) an amount equal to the unbilled services at the date of Closing. The Agreement closed on May 8, 2009 (the “Closing”).

NMUI also received the right to customer billings previously placed into escrow. The total amount received by the Company on May 12, 2009 from these escrow funds was $0.9 million.

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

Investigations

On May 18, 2005, the Environmental Protection Agency (“EPA”) executed a search warrant at our Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. We have cooperated fully with the EPA’s investigation and have provided the records requested. We remain in close cooperation and

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

coordination with both Department of Justice (“DOJ”) and EPA’s counsel in an attempt to resolve the matter favorably. In April 2009, we submitted our formal request that the DOJ not pursue criminal sanctions. By letter dated November 10, 2009, that request was granted. Civil action by the Government is still possible but the Company has not been made aware that any action will be pursued. As a result, no amounts have been accrued related to any possible civil fines, penalties or liabilities.

We received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicates that the Board has conducted an investigation of the operations of one of our subsidiaries with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary’s status as a contract operator in California.  Since receipt of the letter, we have conducted an internal investigation and worked in cooperation with the Board to resolve the matter favorably. We have reached a preliminary settlement, requiring that we implement an acceptable compliance program and pay fines and penalties of $0.8 million, which we have accrued.

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

In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and certain water entities, including our California water utility. As a result of this settlement agreement, we have received payments during the last several years, and we expect to continue to receive payments until completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination and excluded costs covered in the $1.7 million settlement discussed above. The settlement agreement provided for ongoing reimbursement of our excess water costs and how we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were $0.9 million, $1.7 million, $3.4 million, $3.1 million, $3.4 million, $3.3 million and $4.0 million during 2009, 2008 2007, 2006, 2005, 2004 and 2003, respectively.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were $0.1 million, $0.5 million $0.8 million, $1.6 million, $0.5 million, $0.7 million and $2.5 million for 2009, 2008 2007, 2006, 2005, 2004 and 2003, respectively, and were recorded as contributions in aid of construction. Currently the parties are in disputes regarding certain matters under the Agreement which are subject to arbitration and mediation.

Class Action Litigation

Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases:  On November 26, 2008, an alleged purchaser of our publicly traded common stock filed a securities class action lawsuit in the United States District Court for

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Central District of California.  The complaint generally alleges that from May 10, 2005 through November 9, 2008, we made false statements or omitted to state facts necessary to make our disclosures not misleading.  Five additional and substantially similar cases were filed in the same court.  On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs.  On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel.  Pursuant to stipulation of the parties, the lead plaintiff on October 15, 2009, filed a consolidated complaint. The Company is defending against the amended complaints as of this date and no final complaint is on file. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases:  On January 2, 2009, an alleged shareholder of our publicly traded common stock filed a shareholder derivative case, alleging breach of fiduciary duty arising from the announcement of our intent to restate financial statements against certain present and former members of our Board of Directors.  Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009.  The cases were consolidated on May 19, 2009.  The lead plaintiff by stipulation of the parties, filed a consolidated complaint on October 8, 2009. The Company is defending against the amended complaints as of this date and no final complaint is on file. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Other Matters

After the announcement of the Merger Agreement described in Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies, we were made aware of alleged investigations and the filing of lawsuits alleging breach of fiduciary duty by the Company’s Board of Directors in relation to the process leading up to the execution of the Merger Agreement. Though we aware of the lawsuits, we have not been served with such litigation. Accordingly, it is not possible to quantify a potential loss, if any.

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

Certain Contractual Commitments and  Indemnities

During the normal course of business, we have entered into agreements containing indemnities pursuant to which we may be required to make payments in the future. These indemnities are in connection with facility leases and liabilities and operations and maintenance and construction contracts entered into by our contract services businesses. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities provide no limitation on the maximum potential future payments the Company could be obligated to make and is not quantifiable. The Company has not recorded any liability for these indemnities.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  Earnings per Share

The following table is a reconciliation of the numerators (income or loss) and denominators (shares) used in both the basic and diluted earnings per share calculations.

	Years Ended December 31,
(In thousands)	2009	2008	2007
Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$(14,034)	$(27,595)	$(1,449)
Less preferred stock dividends	(18)	(24)	(24)
Income (loss) from continuing operations applicable to common stockholders	(14,052)	(27,619)	(1,473)
Income (loss) from discontinued operations	18,101	(4,322)	3,038
Net income (loss) applicable to common stockholders	$4,049	$(31,941)	$1,565
Denominators—Weighted average common shares outstanding:
Basic weighted average common shares outstanding	24,604	24,446	24,101
Plus shares issued on assumed exercise of stock options and warrants	—	—	—
Diluted weighted average common shares outstanding	24,604	24,446	24,101

The difference between reported basic and diluted earnings per share is the effect of stock options and other securities that, under the treasury share method, give rise to potentially dilutive common shares. During the years ended December 31, 2009, 2008 and 2007 we incurred losses and, as a result, options to purchase, 18,000, 184,000 and 318,000, shares of common stock, respectively, are considered antidilutive and therefore are not included in the computation of diluted loss per share for 2009, 2008 and 2007.

As described in Note 6 – Long-Term Debt, we have $11.8 million of 6.85% fixed-rate convertible subordinate debentures outstanding at December 31, 2009 that are convertible until maturity, at a conversion price of $11.018 per share (1.1 million shares at December 31, 2009). At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Approximately 1,737,000, 1,492,000 and 604,000 share-based equity awards were excluded from the computation of diluted earnings per share in 2009, 2008 and 2007, respectively, due to their antidilutive effect.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.  Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash paid during the year for:
Interest	$8,763	$8,335	$7,689
Income taxes paid (refunded), net	490	1,764	(703)
Components of cash paid for acquisitions:
Fair value of assets acquired, less cash acquired	—	23,406	9,758
Liabilities assumed	—	—	(1,464)
Cash paid for acquisitions	$—	$23,406	$8,294
Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction conveyed to Company by developers	$550	$4,606	$319
Capital expenditures financed with capital lease obligations	75	303	4,844
Capital expenditures included in accounts payable	$1,025	2,912	2,060
Debentures converted into common stock	—	46	557

Note 13.  Share-Based Incentive Compensation Plans

Share-Based Equity Incentive Plans

Equity Incentive Plan (“EIP”)

The stockholder-approved Equity Incentive Plan (“EIP”) authorizes us to award up to 5.4 million shares of our common stock. At December 31, 2009, 0.8 million shares were available for granting future awards under the plan which may be granted until May 16, 2016. We have reserved a total of 2.2 million shares of our authorized common shares for issuance upon exercise of options granted and for awards granted in the future.

Under the EIP, we may award, either qualified or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards to officers, employees and non-employee directors with the provision that the exercise price may not be less than the fair market value of the stock on the date of grant. The Compensation and Organization Committee of the Board of Directors administers the EIP and establishes each award’s vesting schedule and term at the time of the award. The Committee has generally established straight-line vesting schedules over periods of two to five years. An award’s term may not exceed ten years from date of grant and have generally been set at seven years from date of grant with options being forfeited upon expiration or when a participant terminates employment prior to vesting. Upon a change in control, as defined in the EIP, any previously unvested options immediately vest.

Compensation Expense

The Company recognizes share-based compensation expense in its consolidated financial statements based on the fair value of an award on the date of grant on a straight-line basis over the requisite service period for each separately vesting portion of the award. The following table summarizes the compensation expense and related income tax benefit related to share-based compensation expense recognized during the periods presented:

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In thousands)	2009	2008	2007
Stock options	$287	$797	$850
Stock purchase plan	10	—	—
Restricted stock awards	577	417	150
Share-based compensation expense	874	1,214	1,000
Income tax benefit	(304)	(433)	(357)
Share-based compensation expense, net of tax	$570	$781	$643

No share-based compensation was capitalized during the three years ended December 31, 2009. At December 31, 2009, aggregate unrecognized compensation costs was $2.2 million and is expected to be recognized over the next five years (2.2 years on a weighted average basis).

Stock Options

The fair value of each option grant with the exception of the PASOs noted below is estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility of fair value is estimated based on historical volatility of the Company’s common stock. The expected dividends are based on the current dividend yield of the Company’s stock at the date of the grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term represents the period of time stock options are expected to be outstanding and is, for the majority of the options valued prior to 2009 based on the simplified method. The Company believes that the simplified method is appropriate due to several factors that result in historical exercise data not being sufficient to determine a reasonable estimate of expected term. In 2009, we used historical experience to calculate the expected term. The assumptions used are shown in the following table.

	Years Ended December 31,
	2009	2008	2007
Dividend yield	2.1%	2.1%	1.8%
Expected volatility	48.17%	36.8%	34.3%
Risk-free interest rate	3.4%	2.7%	4.6%
Expected life in years	7.0	5.0	4.8

The weighted average grant date fair value per share of options granted using these assumptions was $1.87, $3.37 and $3.91 per share for the years ended December 31, 2009, 2008 and 2007, respectively.

On January 29, 2008, the Company issued Performance Accelerated Stock Options (“PASOs”). The PASOs can accelerate vesting subject to market conditions. The market conditions are based on Company stock price targets. The awards are settled in stock and are recorded at the grant date fair value. The fair value of the PASOs was estimated using a customized Monte Carlo simulation. The value of those stock options is amortized through expense over the requisite service period using the straight line method.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option and warrant activity during the three years ended December 31, 2009.

	Years Ended December 31,
	2009		2008		2007
(In thousands, except exercise prices)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,703	$11.62	1,487	$11.19	1,573	$10.45
Granted	20	4.43	489	11.27	366	12.85
Exercised	—	—	(174)	6.13	(228)	6.93
Forfeited	(137)	12.27	(54)	12.90	(139)	13.90
Expired	(225)	10.74	(45)	13.45	(85)	11.57
Outstanding at end of year	1,361	11.60	1,703	11.62	1,487	11.19
Exercisable at end of year	886	11.60	923	11.10	877	9.65

The total intrinsic value of options vested and expected to vest was $0.0 million, $0.0 million and $2.9 million at December 31, 2009, 2008 and 2007, respectively.

The following tables summarize information about stock options outstanding and exercisable at December 31, 2009.

(In thousands, except as indicated)	Outstanding	Vested and Expected to Vest	Fully Vested
Number of shares	1,361	1,236	886
Weighted average remaining contractual life in years	2.76	2.62	2.15
Weighted average exercise price per share	$11.60	$11.62	$11.61
Aggregate intrinsic value (at closing stock price of $5.89 per share)	$29	$25	$0

	Outstanding			Exercisable
(In thousands, except per share and life in years data)	Number Outstanding as of December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2009	Weighted- Average Exercise Price
Range of per share exercise prices:
$ 4.43 to $10.63	309	1.45 years	$8.41	282	$8.64
$10.64 to $11.07	41	0.50 years	11.05	21	11.05
$11.08 to $11.28	339	4.14 years	11.28	9	11.28
$11.29 to $12.76	284	2.47 years	12.23	229	12.17
$12.77 to $17.75	388	3.03 years	13.99	345	13.71
$ 4.43 to $17.75	1,361	2.76 years	11.60	886	11.61

Restricted Stock Awards and Performance Shares

The Company has established a straight-line vesting schedule over a three-year period of continuous service to the Company for all awards granted to date. Restricted stock is forfeited in the event a participant terminates employment with the Company prior to the award vesting. The grant date fair value of stock awarded is recognized as compensation expense over the vesting term. The restrictions on these shares automatically lapse in the event of a change in control, as defined in the EIP.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes non-performance based restricted stock award activity during the years ended December 31, 2009 and 2008:

(In thousands, except weighted average grant date fair value)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	—	$ —
Awarded	27	12.76
Vested and released	—	—
Forfeited	(2)	12.76
Outstanding at December 31, 2007	25	$12.76
Awarded	307	10.35
Vested and released	(8)	12.76
Forfeited	(19)	11.69
Outstanding at December 31, 2008	305	$10.39
Awarded	—	—
Vested and released	(16)	11.88
Forfeited	(19)	11.41
Outstanding at December 31, 2009	270	$10.24

On January 29, 2008, the Company also issued 96,762 Performance Contingent Restricted Stock (“PCRS”) and 109,147 Performance Shares. The PCRS are settled in stock and vest subject to performance conditions based on the achievement of EBITDA targets. For awards which vest based on performance conditions, the Company recognizes expense for the portion of awards where achievement is considered probable. At December 31, 2009, no PCRS awards are considered probable of meeting performance conditions and, therefore, no expense has been recognized related to these awards. Performance Shares are cash settled awards which vest contingent upon a performance condition measured based on the increase in the Company’s return on invested capital. No Performance Shares are considered probable of achievement of performance targets and, therefore, no expense has been recognized related to these awards.

Employee Stock Purchase Plan (“ESPP”)

The Company has a stockholder-approved employee stock purchase plan (“ESPP”) that allows eligible employees to purchase 1.0 million shares of common stock through payroll deductions up to 10% of their salary, not to exceed $25,000 per year. The purchase price of the stock is 90% of the lower of the three-day average share price calculated at the beginning and end of each three-month offering period. Under the ESPP, employees purchased approximately 11,000, 23,000 and 21,000 shares in 2009, 2008 and 2007, respectively. At December 31, 2009, 0.6 million shares remain available for future purchases. The Merger Agreement described in Note 1 - Business, Basis of Presentation and Summary of Significant Accounting Policies prohibits additional purchases after March 31, 2010.

The fair value of ESPP shares purchased is estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Dividend yield	2.10%	2.10%
Expected volatility	43.80%	41.10%
Risk-free interest rate	0.10%	2.64%
Expected life in years	0.25	0.25

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s expense related to this plan was less than $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.

Note 14.  Employee Benefit Plans

401(k) Retirement Plans

Substantially all employees are eligible to participate in one of the 401(k) retirement plans we sponsor, which are defined contribution plans under the requirements of the Employee Retirement Income Security Act of 1974. The Company makes discretionary matching contributions to the plans that vest over a period of one to six years. The Company’s expense related to its matching contributions was $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan (“SERP”)

We have a non-qualified supplemental executive retirement plan (“SERP”) originally established for certain key executives and officers for the purpose of providing supplemental income benefits to plan participants or their survivors upon retirement or death.  Two executive officers were originally selected by the compensation committee of the Board of Directors to participate in the SERP and as of December 31, 2009, there is only one remaining participant.   The sole remaining participant in the SERP is a former Chief Executive Officer of the Company who retired in May 2008, accordingly, there are no current employees participating. Additionally, there are no intentions of selecting any other participants.

Prior to 2009, we accounted for the SERP in accordance with pension benefits accounting standards whereby, actuarial gains and losses and prior service costs or credits, were recognized in accumulated other comprehensive income (loss), net of tax effects, until they were amortized as a component of net periodic benefit cost. In 2009, with the expectation of no new participants, we credited the related accumulated deferred balance of $0.1 million included in other comprehensive income as of December 31, 2008 to earnings in 2009.

The liability in the accompanying consolidated balance sheets at December 31, 2009 and 2008 was $1.0 million and $1.1 million, respectively.

The SERP is an unfunded plan and the contributions for the next year are expected to equal the benefits paid. However, to assist in funding the benefit obligations, we invested in a company-owned life insurance policy. However, there is no direct relationship between the aggregate participants’ SERP benefits and the policy coverage. The cash surrender value of the policy was $1.6 million and $1.5 million at December 31, 2009 and 2008, respectively, and is included in non-current assets in the accompanying consolidated balance sheets (see Note 5 — Other Assets).

Deferred Compensation Plan (“DCP”)

We have a non-qualified deferred compensation plan (“DCP”) that permits key employees to annually elect to defer a portion of their compensation until their retirement. The retirement benefit to be provided is based upon the amount of compensation deferred. Deferred compensation expense was $0.1 million, $0.1 million and $0.1 million in 2009, 2008 and 2007, respectively. Total deferred compensation liabilities were $1.4 million and $1.6 million at December 31, 2009 and 2008, respectively.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To assist in funding the deferred compensation liability, the Company has invested in company-owned life insurance policies. The cash surrender value of these policies was $1.7 million and $1.7 million at December 31, 2009 and 2008, respectively, and is included in other long-term assets in the accompanying consolidated balance sheets (see Note 5 – Other Assets).

Note 15.  Segment Information

SouthWest Water’s principal business activity is to operate and maintain water and wastewater infrastructure. Through its operating subsidiaries, the Company owns 144 systems and operates hundreds more under contract to cities, utility districts and private companies.

Operations are divided into four major reportable segments to better focus the distinct strategies of each operating business. Each operating segment contains direct operating costs and allocated common support functions. Each operating segment is led by a Managing Director and a Financial Director. We believe this management structure brings both direct operational and financial management accountability to each of our operating segments.

We separate our segments first by whether we own the utility or provide contract services to others. Our owned water and wastewater utilities are referred to as Utilities operations (“Utilities”). In our financial statements we report our Texas Utilities operations (“Texas Utilities”) as a separate segment because of different economic characteristics. This is primarily because our Texas Utilities are currently under-recovering our cost of service as we have made large investments in these operations that are not yet being recovered through our rates. Our contract operations are segmented by contract type into those that are generally larger, stand alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

The following table presents information about the operations of each segment for the three years ended December 31, 2009. Amounts related to discontinued operations have been excluded from the data presented.

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp.(1)	Consolidated
Year ended December 31, 2009:
Revenue—Unaffiliated customers	$65,168	$36,525	$36,976	$72,424	$—	$211,093
Expenses:
Operations and maintenance	38,132	24,640	36,129	72,946	28,110	199,957
Depreciation and amortization	7,748	4,428	548	777	1,356	14,857
Impairment of goodwill and other long-lived assets	—	—	—	122	7,993	8,115
Total expenses	45,880	29,068	36,677	73,845	37,459	222,929
Operating income (loss)	19,288	7,457	299	(1,421)	(37,459)	(11,836)
Interest expense	(1,726)	(2,655)	(390)	(344)	(4,741)	(9,856)
Interest income	135	39	3	9	4	190
Other income (expense)						—
Income (loss) from continuing operations before income taxes	$17,697	$4,841	$(88)	$(1,756)	$(42,196)	$(21,502)
Other information:
Additions to property, plant and equipment	$9,134	$6,912	$297	$129	$44	$16,516
Total assets as of period end date	187,897	149,336	17,022	23,869	21,971	400,095
Year ended December 31, 2008:
Revenue—Unaffiliated customers	$60,927	$34,784	$40,493	$74,453	$—	$210,657
Expenses:
Operations and maintenance	33,673	24,507	43,091	76,246	18,868	196,385
Depreciation and amortization	7,077	4,143	283	1,112	1,684	14,299
Impairment of goodwill and other long-lived assets	452	25,171	—	210	1,270	27,103
Total expenses	41,202	53,821	43,374	77,568	21,822	237,787
Operating income (loss)	19,725	(19,037)	(2,881)	(3,115)	(21,822)	(27,130)
Interest expense	(2,168)	(1,402)	(2)	(129)	(4,701)	(8,402)
Interest income	91	15	16	378	20	520
Other income (expense)	450	(3,868)	(499)	613	3,304	—
Income (loss) from continuing operations before income taxes	$18,098	$(24,292)	$(3,366)	$(2,253)	$(23,199)	$(35,012)
Other information:
Additions to property, plant and equipment	$15,555	$6,875	$136	$273	$9,296	$32,135
Total assets as of period end date	179,192	147,726	15,416	35,843	38,108	416,285
Year ended December 31, 2007
Revenue—Unaffiliated customers	$56,653	$27,911	$40,922	$79,321	$—	$204,807
Expenses:
Operations and maintenance	29,068	21,102	41,111	75,048	14,923	181,252
Depreciation and amortization	4,930	3,871	556	1,385	435	11,177
Impairment of goodwill and other long-lived assets and other long-lived assets	—	4,168	624	47	—	4,839
Total expenses	33,998	29,141	42,291	76,480	15,358	197,268
Operating income (loss)	22,655	(1,230)	(1,369)	2,841	(15,358)	7,539
Interest expense	(2,249)	(901)	(28)	(267)	(4,272)	(7,717)
Interest income	71	31	263	213	51	629
Other income (expense)	649	(3,376)	(622)	184	3,101	(64)
Income (loss) from continuing operations before income taxes	$21,126	$(5,476)	$(1,756)	$2,971	$(16,478)	$387
Other information:
Additions to property, plant and equipment	$14,174	$11,661	$96	$718	$3,185	$29,834
Total assets as of period end date	142,289	175,615	17,097	42,613	19,355	396,969

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

SOUTHWEST WATER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16.  Selected Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is unaudited. Our business is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in our operations.

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2009:
Operating revenue	$50,092	$52,416	$58,984	$49,601
Operating income (loss)	(3,648)	(9,608)	1,621	(201)
Loss from continuing operations	(3,405)	(8,063)	(499)	(2,067)
Income from discontinued operations	172	17,559	—	370
Net income (loss)	(3,233)	9,496	(499)	(1,697)
Net income (loss) applicable to common stockholders	(3,233)	9,490	(505)	(1,703)
Basic earning per common share:
Loss from continuing operations	$(0.14)	$(0.33)	$(0.02)	$(0.08)
Income from discontinued operations	0.01	0.71	—	0.02
Net income (loss) applicable to common stockholders	$(0.13)	$0.38	$(0.02)	$(0.06)
Diluted earning per common share:
Loss from continuing operations	$(0.14)	$(0.33)	$(0.02)	$(0.08)
Income from discontinued operations	0.01	0.71	—	0.02
Net income (loss) applicable to common stockholders	$(0.13)	$0.38	$(0.02)	$(0.06)

(In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2008:
Operating revenue	$47,413	$54,170	$57,482	$51,592
Operating income (loss)	194	1,364	1,429	(30,117)
Loss from continuing operations	(1,202)	(435)	(243)	(25,715)
Income (loss) from discontinued operations	229	415	(733)	(4,233)
Net income (loss)	(973)	(20)	(976)	(29,948)
Net income (loss) applicable to common stockholders	(979)	(26)	(982)	(29,954)
Basic earning per common share:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.01)	$(1.04)
Income (loss) from discontinued operations	0.01	0.02	(0.03)	(0.17)
Net income (loss) applicable to common stockholders	$(0.04)	$0.00	$(0.04)	$(1.21)
Diluted earning per common share:
Loss from continuing operations	$(0.05)	$(0.02)	$(0.01)	$(1.04)
Income (loss) from discontinued operations	0.01	0.02	(0.03)	(0.17)
Income (loss) applicable to common stockholders	$(0.04)	$0.00	$(0.04)	$(1.21)

During the fourth quarter of 2008, the Company recorded goodwill impairment charges of $25.0 million and $0.5 million related to its Texas Utilities and Utilities, respectively (Note 5 – Other Assets), and an $8.0 million charge related to the NMUI eminent domain settlement and other related issues (Note 10 – Commitments and Contingencies).

SOUTHWEST WATER COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
(In thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,668	$—
Receivables from subsidiaries, net	43,226	91,055
Deferred income tax assets	13,599	3,079
Income tax receivable	2,910	3,121
Prepaid expenses and other current assets	4,131	1,408
Total current assets	65,534	98,663
Property, Plant and Equipment, net	5,442	16,109
Investment in subsidiaries	143,703	128,420
Other Assets	7,820	6,410
Total assets	$222,499	$249,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,852	$7,091
Current portion of long-term debt	1,068	1,099
Other current liabilities	5,207	7,834
Total current liabilities	12,127	16,024
Long-term Debt:
Revolving credit line	74,500	98,000
Convertible subordinated debt	11,839	11,962
Capital leases and other indebtedness	1,963	3,048
Total long-term debt	88,302	113,010
Other liabilities and deferred credits	6,156	6,768
Commitments and Contingencies
Stockholders’ Equity:
Cumulative preferred stock	458	458
Common stock	249	249
Additional paid-in capital	148,407	147,775
Accumulated deficit	(33,200)	(34,794)
Accumulated other comprehensive income	—	112
Total stockholders’ equity	115,914	113,800
Total liabilities and stockholders’ equity	$222,499	$249,602

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands)	2009	2008	2007
Operating revenue	$—	$—	$—
Operating expenses	21,427	7,022	2,689
Operating loss	(21,427)	(7,022)	(2,689)
Other income (expense):
Interest expense	(4,754)	(1,399)	(1,262)
Interest income	4	20	51
Equity in net income (loss) of subsidiaries	20,956	(26,456)	4,065
Other income, net	—	—	91
Income (loss) before income taxes	(5,221)	(34,857)	256
Income tax benefit	9,288	2,940	1,333
Net income (loss)	4,067	(31,917)	1,589
Preferred stock dividends	(18)	(24)	(24)
Net income (loss) applicable to common stockholders	$4,049	$(31,941)	$1,565

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities of continuing operations:
Net income (loss)	$4,067	$(31,917)	$1,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(20,956)	26,456	(4,065)
Depreciation and amortization	1,382	1,684	434
Deferred income taxes	(10,309)	(1,391)	239
Share-based compensation expense	874	1,214	1,000
Impairment of long-lived assets	7,990	1,270	—
Other, net	308	131	159
Dividends received from subsidiaries	5,673	4,790	5,187
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Prepaid expenses and other current assets	(2,723)	(331)	(1,940)
Other assets	595	1,509	(459)
Current liabilities	(1,891)	5,638	4,172
Other liabilities	(612)	(1,010)	47
Net cash (used in) provided by operating activities	(15,602)	8,043	6,363
Cash flows from investing activities of continuing operations:
Acquisition of businesses, net of cash acquired	—	(23,406)	(8,298)
Additions to property, plant and equipment	(139)	(9,296)	(3,184)
Proceeds from the sale of plant and equipment	159	—	—
Proceeds from the sale of subsidiary	54,849	2,219	—
Changes in receivables from subsidiaries	(6,924)	(21,162)	(8,065)
Net cash provided by (used in) investing activities	47,945	(51,645)	(19,547)
Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	35,700	153,000	40,500
Repayments under lines of credit	(59,200)	(106,000)	(25,500)
Proceeds from share-based equity incentive plans and stock purchase plans	—	2,821	3,544
Excess tax benefit from stock options exercised	—	—	133
Dividends paid	(3,102)	(5,901)	(5,562)
Repayments of long-term debt	(1,298)	(1,237)	(305)
Deferred financing costs	(2,775)	(532)	—
Net cash (used in) provided by financing activities	(30,675)	42,151	12,810
Net increase (decrease) in cash and cash equivalents	1,668	(1,451)	(374)
Cash and cash equivalents at beginning of year	—	1,451	1,825
Cash and cash equivalents at end of year	$1,668	$—	$1,451

Non-cash investing activity:
Conversion of subsidiary debt to equity	$—	$9,000	$—

See accompanying notes to condensed financial information of registrant.

SOUTHWEST WATER COMPANY

NOTES TO SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared to present the financial position, results of operations and cash flows of SouthWest Water Company (the “Parent” or “Company”) on a stand-alone basis. Investments in subsidiaries are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto of SouthWest Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.

Certain amounts have been reclassified in order to conform to the present year presentation. Specifically, cash provided by operating and financing activities previously reported for 2008 and 2007 have been adjusted by $0.8 million and $0.1 million, respectively, to correct differences between dividends declared and paid for each period.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recorded in order to recognize future tax effects attributable to differences between the financial statement assets and liabilities and their respective tax bases, as well as the recognition of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that the change occurs.

Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures. Accounting for these assessments requires significant judgment as uncertainties often exist with respect to existing tax laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and assumptions, or changes in assumptions are recorded in the period they become known.

Note 2.  Debt

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

We pay commitment fees under the facility and must maintain customary financial ratios, prescribed cash flow results and meet other restrictive covenants. We were not in compliance with certain covenants due to our failure to timely file our September 30, 2008, March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q, and 2008 Annual Report on Form 10-K.  In addition, we were in violation of our debt-to-capitalization ratio at December 31, 2008 and at March 31, 2009.   However, we received amendments from the Bank Group which waived existing and anticipated defaults, primarily granting additional time to complete our financial filings and waiving the debt-to-capitalization ratio for the periods of non-compliance. The May 28, 2009 amendment also reduced the credit amount available under the line to $110.0 million, secured the facility with substantially all assets of the Company not previously encumbered, and significantly increased our borrowing margins. Fees and expenses charged by the Bank Group for all the amendments were $3.3 million, of

SOUTHWEST WATER COMPANY

NOTES TO SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

which $2.8 and $0.5 million were charged during the years ended December 31, 2009 and 2008, respectively. These fees were capitalized and are being amortized over the remaining life of the facility which extends through February 2013.

Borrowings under the credit facility bear interest, at our option, based on either a margin over the designated LIBOR rate or the prime rate. If our debt-to-capitalization ratio is 60% or lower, the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. As of December 31, 2009 our debt-to-capitalization ratio is 58%, therefore the applicable margins are 4.00% over the LIBOR rate and 3.00% over the prime rate. The margins decline on a sliding scale as our debt-to-capitalization ratio improves. The weighted average annual interest rates, excluding bank amendment and waiver fees, on all credit facility borrowings outstanding were 4.30% and 1.58% at December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had irrevocable standby letters of credit in the amount of $3.7 million issued and outstanding under our revolving credit facility and our available borrowing capacity was $31.8 million.

We had $11.8 million of 6.85% convertible subordinated debentures issued and outstanding at December 31, 2009 compared to $12.0 million at the end of the prior year. The debentures are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $11.018 per share and are convertible at any time prior to maturity.  During the year ended December 31, 2009, no debentures were converted into shares of common stock, however, during the year ended December 31, 2008, debentures in the aggregate principal amount of $0.04 million were converted into 4,172 shares of common stock. At December 31, 2009, all of the debentures outstanding are convertible into 1.1 million shares of common stock and have an antidilutive effect on the computation of earnings per share.

The debentures are unsecured general obligations of the Company, are subordinated to all existing and future secured and senior debt and are due on July 1, 2021 with interest payable quarterly. The Company may redeem the debentures at any time, in whole or in part, at a redemption price 100% of face value.

Note 3.  Commitments and Contingencies

During the normal course of business, the Company has entered into agreements containing indemnities pursuant to which the Company may be required to make payments in the future. These indemnities are in connection with facility leases and liabilities and operations and maintenance and construction contracts entered into by the Company’s contract services businesses. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Substantially all of these indemnities provide no limitation on the maximum potential future payments the Company could be obligated to make and is not quantifiable. The Company has not recorded any liability for these indemnities.

SOUTHWEST WATER COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Provision Charged to Expense	Recoveries and / or Acquisitions	Accounts Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$2,051	$1,867	$2	$(1,700)	$2,220
Year ended December 31, 2008	1,454	2,091	68	(1,562)	2,051
Year ended December 31, 2007	1,858	332	21	(757)	1,454
Deferred tax asset valuation allowance:
Year ended December 31, 2009	$1,424	$433	$(5)	—	$1,851
Year ended December 31, 2008	1,417	7	—	—	1,424
Year ended December 31, 2007	1,010	407	—	—	1,417