Form 10-K/A
period 2009-12-31
SOUTHWEST WATER CO
filed 2010-04-28
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On March 31, 2010 there were 27,511,969 common shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III (and Part I for Executive Officers of the Registrant as incorporated by reference) and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Amendment No. 1 on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART I

ITEM 1.  BUSINESS

Executive Officers of the Registrant

On April 24, 2009, the Company appointed David Stanton, the Chief Operating Officer of the Company, to the additional position of interim Chief Financial Officer. Cheryl Clary, the Company’s Chief Financial Officer until April 24, 2009, was named Senior Vice President of Finance. Ms. Clary resigned the position on July 3, 2009.

On May 1, 2009, the Company designated Ben Smith, the Company’s Vice President of Financial Services, as the principal accounting officer of the Company.

On January 25, 2010, David B. Stanton’s employment with the Company was terminated.

On January 26, 2010, SouthWest Water Company appointed Ben Smith to the position of Chief Financial Officer on an interim basis and designated him the Company’s principal financial officer.

On March 19, 2010, Mark Minter resigned as the Company’s Managing Director, O&M Services. On March 22, 2010, SouthWest Water Company appointed Chris Malinowski to the position of Managing Director, O&M Services.

The following is a list of the names and ages of our executive officers, all positions and offices held by each person and each person’s principal occupations or employment during the past five years. The officers were elected by the Company’s board of directors (the “Board) and will hold office until the next annual election of officers and their successors are elected and qualified, or until their earlier resignation or removal by the Board. There are no family relationships between any executive officers and directors.

Name	Age	Position

Mark A. Swatek	57	President and Chief Executive Officer
Ben Smith	39	Chief Financial Officer (Principal Financial and Accounting Officer)
William K. Dix	54	Vice President, General Counsel and Secretary
Charles Profilet	51	Managing Director, Texas Utilities
Michael O. Quinn	63	Managing Director, West Utilities
Jim Brown	61	Managing Director, Texas MUD Services
Chris Malinowski	45	Managing Director, O&M Services

Mark A. Swatek—President and Chief Executive Officer

Mr. Swatek joined SouthWest Water as chief executive officer in May 2006, at which time he was also appointed as director and chairman of the board.  He served in both capacities until October 2009 when the roles of chairman and chief executive officer were made separate, and he was named president and chief executive officer.  Mr. Swatek brings executive management experience and expertise in the water and wastewater industry, contract services, asset management and environmental regulation to the SouthWest Water board. From 2005 until joining SouthWest Water, he was president of MWH Municipal and State Services, the largest operating division of MWH Global. From 2000 to 2005, he was president of MWH Constructors, the design-build construction subsidiary of MWH Global. Mr. Swatek also served as a member of the board of directors of MWH Global from 2003 to 2006, MWH Constructors from 2000 to 2006 and MWH Americas from 2005 to 2006.  Since July 2008, he has represented SouthWest Water as a member of the board of directors of California Domestic Water Company, a private wholesale water provider, and Cadway Inc., a private real estate holding company.  Mr. Swatek has also served as a director of the National Association of Water Companies, a non-profit industry association, since October of 2008.

Ben Smith— Chief Financial Officer

Mr. Smith joined SouthWest Water in May 2006 as Chief Financial Officer of the Services Group. He was promoted to Vice President of Financial Services in January 2008 and appointed Principal Accounting Officer in May 2009. He was appointed Chief Financial Officer in January 2010. From January 2004 until joining SouthWest Water, Mr. Smith served as Manager of Retail Power Accounting at Calpine Power America, a provider of electricity to commercial and industrial customers in California and Texas. His career also includes executive management positions with Commerce Restructuring, LLC and Veras Investment Partners. Mr. Smith is a Certified Public Accountant.

William K. Dix—Vice President, General Counsel and Secretary

Mr. Dix joined the Company as Vice President, General Counsel and Secretary in May 2007. From 2002 to May 2007, Mr. Dix had a corporate transactional legal practice representing a variety of companies in Southern California. From 2001 to 2002 Mr. Dix was Vice President and General Counsel of Genetronics Biomedical Corporation.

Charles Profilet—Managing Director, Texas Utilities

Mr. Profilet joined SouthWest Water in February 2007 as Executive Vice President of the Services Group. He was promoted to Managing Director, Texas Utilities in January 2008. Prior to joining SouthWest Water, Mr. Profilet was Vice President of MWH Global’s Houston Northeast Water Purification Plant from 2004 to 2007, where he was responsible for the design, construction, start-up, testing and operations of the 80-million- gallon-per-day (MGD) surface water treatment facility. He joined MWH in 1985 and over his tenure there took on roles including Project Manager for water and wastewater infrastructure projects, Operations Officer for new utility Asset Management Services group, and led the company’s Advanced Treatment Group, which specializes in the design, construction and start-up of membrane treatment facilities. Mr. Profilet is a registered professional engineer in Texas and Florida.

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

Jim Brown—Managing Director, Texas MUD Services

Mr. Brown joined SouthWest Water in May 2004 as Regional Vice President of ECO Resources. Mr. Brown was promoted to Managing Director, Texas MUD in January 2008. From May 2003 until joining SWWC, Mr. Brown was an independent consultant for Terramark Development, a developer of commercial properties, where he was responsible for creating a construction arm to build developments handled by Terramark. Prior to that, he was an investor and advisor of EZ Talk Communications, a prepaid reseller of local phone service.

Chris Malinowski—Managing Director, O&M Services

Mr. Malinowski joined SouthWest Water in April 2007 as Vice President of Safety and Compliance and was promoted to Managing Director, O&M Services in March 2010. Before joining SouthWest Water, he was with PBS&J, a nationwide full-service engineering firm, where he was division manager for water and wastewater activities in Texas from 2004 to 2007. He also spent 17 years with United Water and its parent company, Suez, where he progressed through engineering, operations, and business development roles throughout the United States, Puerto Rico, and France. Mr. Malinowski earned a Bachelor of Science degree in civil engineering from Texas A&M University and is a registered professional engineer in Texas, Colorado, and Oklahoma.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

Directors

In August 2009, the Board voted to amend our corporate governance guidelines lowering the mandatory Board retirement age to 72, from the current 75.  Based on this guideline change, four incumbent directors will reach mandatory retirement age by the time of the 2010 annual meeting of stockholders.  Messrs Christie, Huennekens and Newman and Ms. Kindel will not stand for re-election and will retire as of this year’s annual meeting of stockholders.  In addition, the Board elected to separate the role of chairman and chief executive officer.  Mr. Christie was named Chairman of the Board after the 2009 annual meeting of stockholders.  Since Mr. Christie is retiring at the 2010 annual meeting of stockholders, a new chairman will be named immediately following the 2010 annual meeting of stockholders.

Our Board is now de-classified and all directors will be elected for one-year terms at each annual meeting of stockholders.

The following table and text set forth the names and ages of all independent directors as of April 28, 2010. Information concerning Mr. Swatek is contained in Item 1, Part 1. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and a list of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Kimberly Alexy	39	Director, Chairman of the Compensation and Organization Committee
H. Frederick Christie	76	Director, Chairman of the Board
Bruce C. Edwards	56	Director, Chairman of the Audit Committee
Linda Griego	62	Director, Chairman of the Nominating and Governance Committee
Donovan D. Huennekens	73	Director
Thomas Iino	67	Director
William D. Jones	54	Director
Maureen Kindel	72	Director
Richard G. Newman	75	Director

Kimberly Alexy—Director since August 2009

Kimberly Alexy was appointed to SouthWest Water Company’s Board in August 2009. She serves as chair of the Company’s Compensation and Organization Committee and is a member of the Audit Committee. Ms. Alexy brings equity market, merger and acquisition, financial and technology sector expertise to the SouthWest Water Board. She has also served on two public company board of director compensation committees, one as chair, as well as two nominating and governance committees, two audit committee and one corporate development and strategy committees, chair.    A chartered financial analyst (CFA), she is the Principal of Alexy Capital Management, a private investment management firm she founded in 2005.  From 1998 to 2003, she was Senior Vice President and Managing Director of equity research for Prudential Securities, where she served as the principal technology hardware analyst for the firm. Prior to joining Prudential, she was Vice President of equity research at Lehman Brothers. Ms. Alexy also serves on the boards of Dot Hill Systems Corp., a provider of storage systems; CalAmp, a wireless datacom and satellite products provider; and SMART Modular Technologies, a manufacturer of memory modules and solid state drives.   She has also served previously on the Board of Maxtor Corporation prior to its sale to Seagate Corporation in 2006.

H. Frederick Christie—Director since 1996

Mr. Christie served as Lead Director since May 2006 and was appointed Chairman of the Board in October 2009.  He was also chairman of the Compensation and Organization committee until October of 2009. An independent consultant, he retired in 1990 as President and Chief Executive Officer of the Mission Group, a subsidiary of SCEcorp (now Edison International). From 1984 to 1987, he served as President of Southern California Edison Company, a subsidiary of SCEcorp. Mr. Christie is a director of Dine Equity Corporation, AECOM Technology Corporation and Ducommun Incorporated.  He also serves on the boards of certain funds in the American Funds Family managed by the Capital Research and Management Company.  Mr. Christie is Trustee Emeritus and past chairman of the Natural History Museum of LA County and Vice Chairman of Chadwick School in Palos Verdes.

Bruce C. Edwards—Director since August 2009

Bruce C. Edwards was appointed to SouthWest Water Company’s Board in August 2009.  He serves as the chair of the Company’s Audit Committee and is a member of the Nominating and Governance Committee as well as the Special Committee which was formed to explore strategic alternatives. Mr. Edwards brings executive management experience and expertise in accounting, finance and mergers and acquisitions to the SouthWest Water board. He has also served previously as Executive Chairman of the Board of Powerwave Technologies, a public company. Mr. Edwards has served on eight additional public company boards, six audit committees, (including several as chair) and three Compensation Committees.  In November 2007, he was appointed Executive Chairman Emeritus of Powerwave Technologies, Inc., a leading supplier of antenna systems, base station subsystems and coverage solutions to the wireless communications industry. Mr. Edwards served as Executive Chairman of Powerwave Technologies from February 2005 through November 2007 and Chief Executive Officer and director from February 1996 through February 2005. Mr. Edwards previously held executive and financial positions at AST Research, Inc., a personal computer company; AMDAX Corporation, a manufacturer of RF modems; and Arthur Andersen and Co., a public accounting firm. He currently serves as a board director for Emulex Corporation, a leader in converged networking solutions for data centers, and Semtech Corporation, a leading supplier of analog and mixed signal semiconductor products.

Linda Griego—Director since 2001

Linda Griego serves as chair of the Company’s Nominating and Governance Committee and is a member of the compensation and organization committee.  She served on the Board from December 2001 until May 2006, and then returned in December 2006 to fill a departing Board member’s vacancy.  Ms. Griego brings executive management experience and expertise in government relations and publically appointed positions to the SouthWest Water Board. She has also served previously on three public company board of director governance committees, two as chair, as well as on four audit committees and three compensation committees. Ms. Griego is President and Chief Executive Officer of Griego Enterprises, Inc., a business management company founded in 1986.  She redeveloped and renovated a historical landmark building that houses Engine Co. No 28, a prominent restaurant in downtown Los Angeles she founded in 1988. From 1990 to 2000, Ms. Griego held a number of government and public service appointments including deputy mayor of Los Angeles, President and Chief Executive Officer of the Los Angeles Community Development Bank and Rebuild LA. Ms. Griego currently serves as a director of publicly-traded CBS Corporation since 2007, and AECOM Technology Corporation since 2005. She is also a trustee of the David and Lucile Packard Foundation and serves on the board of the

Community Development Technologies Center.  During the past five years, she was also a director of City National Corporation, Granite Construction Incorporated and Blockbuster, Inc.

Donovan D. Huennekens—Director since 1969

Mr. Huennekens served as chairman of the Company’s audit committee until October 2009.  He has been a partner of HQT Homes, a real estate development company, since its formation in 1993.  He is also a private real estate investor, and was a director and member of the compensation committee of Bixby Ranch Company, a privately owned family company primarily in the business of developing, managing and owning commercial real estate, from the mid-1980s until its liquidation at the beginning of 2008.

Thomas Iino—Director since 2007

Thomas Iino is chair of the Company’s Special Committee, which was formed to explore strategic alternatives, and a member of the Audit Committee.  Mr. Iino brings executive management experience and expertise in accounting, finance and mergers and acquisitions to the SouthWest Water Board. He has also served previously on one public company board of director audit committees as well as on one governance committee and one compensation committee. He is Chairman of the Board of Los Angeles-based Pacific Commerce Bank, where he’s served since February 2006. From 1983 until he retired in May 2005, he served as partner-in-charge of Deloitte & Touche LLC’s international practice in southern California, focusing on audit, strategic planning, merger and acquisitions and managing bottom-line results.  Since his retirement, Mr. Iino has been active serving on several boards of directors including the Japanese American Community Cultural Center since 1995, the Keiro Retirement Home, Chairman of the Board of the US – Japan Council and the Board of governors for the Japanese American National Museum since 1998.  He also previously served on the Board of governors for the UCLA Foundation through 2007. He is a CPA and past president of both the National Association of State Boards of Accountancy and the California State Board of Accountancy.  Mr. Iino serves on the Mayor’s Trade Advisory Committee formed to stimulate investments from foreign entities.

William D. Jones—Director since 2004

William Jones is a member of the Company’s Special Committee, which was formed to explore strategic alternatives, and a member of the Nominating and Governance Committee. Mr. Jones brings executive management experience and expertise in finance, government relations and land development to the SouthWest Water Board. He has also served previously on three public company board of director audit committees. He has been president, chief executive officer and owner of CityLink Investment Corporation, a real estate investment, development and asset management firm, since 1994 and City Scene Management Company, a property management firm, since 2001. He has been a director of Sempra Energy since 1994, serves on the boards of certain funds in the American Funds Family managed by the Capital Research and Management Company since 2006, and the Federal Reserve Bank of San Francisco since 2008.  He has also served on the San Diego Padres board since 1998 and on the board of trustees of the Francis Parker School since 2005.

Maureen A. Kindel—Director since 1997

Maureen Kindel is a Principal at Kindel Gagan, a Public Affairs Advocacy firm recently founded in January 2010. Kindel Gagan provides government relations, community outreach, crisis management, relationship building, issue management and strategic communications services to a wide variety of public agencies and private clients. Until January of 2010, Ms. Kindel was Senior Managing Director of Rose & Kindel, a consulting and public affairs firm she founded in 1987. Ms Kindel, formerly the Commissioner of Public Works for the City of Los Angeles and a founding member of the Pacific Council on Foreign Relations, is currently chair of the LA Business Council Education Committee and serves on the LA 84 Foundation Board, the repository of the 1984 Los Angeles Olympic surplus. She also serves on the Executive Committee of the International Foundation of Election Systems and the Executive Committee of the Los Angeles Chamber of Commerce. She is a Regent of Loyola Marymount University in Los Angeles and chairs the LMU School of Education Board of Visitors. Ms. Kindel is a board member of the George Washington University School of Public Affairs in Washington, DC. and the League of Women Voters Education Fund.

Richard G. Newman—Director since 1991

Mr. Newman is the Chairman and founder of AECOM Technology Corporation, which provides engineering and diversified professional, technical and management support services throughout the world.  In addition to serving as Chairman since 1991, Mr. Newman also served as President of AECOM from 1990 until 1991, President and CEO from 1992 to 2000, and

Chairman, CEO from 2000 to 2005.  He is a director of Sempra Energy Company and serves on the boards of certain funds in the American Funds Family managed by the Capital Research and Management Company.

Involvement in Certain Legal Proceedings

At December 31, 2009, no officer or director of the Company: (1) had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person’s behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; (2) had been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or (3) had been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and owners of more than 10 percent of our securities are required under Section 16(a) of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. To facilitate compliance, we prepare and file these reports on behalf of our directors and executive officers. The Company is required to disclose in this Proxy Statement any late filings or failures to file.

Based upon a review of the filings made on their behalf during 2009, as well as an examination of the SEC’s EDGAR system, Form 3, 4, and 5 filings and the Company’s records, there were no exceptions to report.

Code of Ethics

Our Code of Business Conduct and Ethics for all employees and our Code of Ethics for Directors and Executive Officers (“Code of Ethics”) can also be found on our website www.swwc.com by clicking on Investor Relations then Governance and Management. The Code of Ethics is intended to comply with the requirements of the Sarbanes Oxley Act of 2002 and applies to our directors and named executive officers, including our Chief Executive Officer, senior financial officers and other members of the Company’s senior management team. We will provide without charge to any person, by written or oral request, a copy of our Code of Ethics. Requests should be directed to Shareholder Services, SouthWest Water Company, One Wilshire Building, 624 South Grand Avenue, Suite 2900, Los Angeles, California 90017.

Nominations for the Board of Directors

There have been no material changes in the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The Audit Committee consists of four independent directors, in compliance with the listing standards of NASDAQ and the SEC rules. The Audit Committee operates under a written charter adopted by the Board that sets forth its responsibilities and authority, and met twelve times in 2009 in addition to seven telephonic meetings. The Audit Committee Charter is available on SouthWest Water’s website at www.swwc.com.

The Audit Committee has the duties prescribed in its charter and is responsible for overseeing the Company’s financial reporting and disclosure process on behalf of the Board. It reviews, acts on and reports to the Board with respect to (among other things) auditing performance and practices, accounting policies, financial reporting, and disclosure practices of the Company.

From January until October of 2009, the Audit Committee members included Don Huennekens, as Chair, Fred Christie, Thomas Iino and William Jones.  Directly following last year’s annual meeting of stockholders, committee assignments were changed to include Bruce Edwards as Chair, Don Huennekens, Kimberly Alexy and Thomas Iino.

The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on this Committee. In addition, the Board has determined that at least one member of the Audit Committee, Bruce Edwards, qualifies as an “audit committee financial expert” as defined by the SEC rules.  The Board has also determined that each of the Audit Committee members satisfies the SEC rules regarding independence and the NASDAQ requirements for Audit Committee membership including financial sophistication. Stockholders should understand that the “financial expert” designation is a disclosure requirement of the SEC related to Mr. Edwards’ experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr.

Edwards any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board. The designation of any director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. The Audit Committee reviews and evaluates annually its performance and charter.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes how we compensated the persons who served as the Company’s Chief Executive Officer and Chief Financial Officer and the other persons included in the Summary Compensation Table below in this Item 11 during fiscal year 2009.  Collectively, this group of executive officers is referred to as the named executive officers (the “NEO or NEO’s”).

The C&O Committee of our Board is responsible for determining the compensation of the named executive officers and the other members of the Company’s senior management team.  The C&O Committee also reviews and oversees all long-term incentive and equity-based plans, defined contribution plans, our deferred compensation plan and change-of-control agreements.

Objectives

Our executive compensation programs are designed with the intent of attracting, motivating and retaining experienced executives and rewarding them for their contributions to the Company’s achievement of its annual and long-term goals.  We believe that in this way we can align the interests of our executives with those of our stockholders.  Historically, we have put a greater relative emphasis on at risk, performance based incentives to increase the relationship of pay to Company performance and offer greater compensation potential for superior performance.  However, in 2009 due to the ongoing restatement of our historical financial statements, we elected not to grant any equity as part of the 2009 long term incentive plan.

Role of Executive Officers in Compensation Decision

Our Chief Executive Officer, other members of management and outside advisors may be invited to attend C&O Committee meetings from time to time depending on the matters to be discussed.  The C&O Committee may solicit the input of the Chief Executive Officer as it relates to the compensation of other named executive officers.  However, neither the Chief Executive Officer nor any other member of management votes on items before the C&O Committee or participates in discussions regarding his or her compensation.

Role of Compensation Consultant

From 2007 through the end of the third quarter of 2009, the C&O Committee engaged Compensation Design Group (“CDG”) as an executive compensation consultant.  In 2009 the principal consultant from CDG started his own compensation consulting firm, Veritas, LLC (“Veritas”) which the C&O Committee continued to use for consulting services through the third quarter of 2009.

At various times over the last few years, CDG and Veritas have provided the following services:

•	Review the Company’s total compensation philosophy, peer group and competitive positioning for reasonableness and appropriateness;

•	Review the Company’s total executive compensation program and advise the C&O Committee of plans or practices that might be changed to improve effectiveness;

•	Review director compensation philosophy, peer group and competitive positioning for reasonableness and appropriateness;

•	Advise the C&O Committee and/or Chair on management proposals as requested;

•	Undertake special projects at the request of the C&O Committee and/or Chair;

•	Review the Company’s total compensation philosophy, peer group and competitive positioning for reasonableness and appropriateness;

•	Review the Company’s total executive compensation program and advise the C&O Committee of plans or practices that might be changed to improve effectiveness;

•	Provide market data and recommendations on CEO compensation without prior review by management except for necessary fact checking;

•	Review the Compensation Discussion and Analysis and related tables for the proxy statement;

•	Periodically review the C&O Committee’s charter and recommend changes; and

•	Proactively advise the C&O Committee on best practices for Board governance of executive compensation as well as areas of concern and risk in the Company’s program.

In 2009, as part of its ongoing services to the C&O Committee as described above, Veritas worked on the following projects:

•	Advised the C&O Committee on executive severance;

•	Advised the C&O Committee on long term incentives to best align executive performance with stockholder interests;

•	Reviewed proxy statement and supported company on 280G calculations and summary compensation tables;

•	Advised on appropriate executive performance goals and metrics;

•	Performed analysis on total compensation for directors;

•	Conducted SouthWest Water peer restricted stock award dividend study;

•	Provided guidance on restricted stock awards dividend equivalent rights; and

•	Provided burn rate and overhang analysis.

In 2009, the total amount of fees paid to Veritas did not exceed the SEC reporting requirement amount.  In addition, the Company reimbursed Veritas for all reasonable travel and business expenses.  Veritas does not perform any other consulting services to SouthWest Water other than in the area of executive compensation.

In the fourth quarter of 2009, the C&O Committee engaged Pearl Meyer & Partners as an independent compensation consultant to conduct an analysis on change of control payments and retention incentives. Fees paid to Pearl Meyer & Partners, which does not provide any other consulting services to SouthWest Water, did not exceed the SEC reporting requirement.

Setting Executive Compensation

The C&O Committee has structured base salary, non-equity incentive plan awards, and long-term equity based incentive awards to motivate named executive officers to achieve goals set by the Company and to reward achievement of those goals. From time to time the C&O Committee engages independent compensation consultants to assist with the review and development of the total compensation provided to its named executive officers. For 2009, the C&O Committee did not engage its compensation consultant to perform a review of total compensation.

The C&O Committee reviews the base salaries of each of our named executive officers annually and the overall executive salary ranges periodically.  The C&O Committee determines the base salary of each named executive officer after considering the pay levels of our peer group, the executive’s individual performance, his or her long-term contributions, and the pay of others on the executive team.  We target our executive base salary to be in the 50th percentile of our peer group.  Adjustments may be made at the discretion of the C&O Committee due to superior performance of the officer involved.  Our peer group consisted of seven utility companies and six service companies that provide services in a market similar to that which we serve or to the same clients we serve.  The peer companies are:

Utility	Services
• American States Water Company	• Hawkins, Inc.
• Artesian Resources Corporation	• Matrix Service Company
• California Water Service Group	• Michael Baker Company
• SJW Corp.	• TRC Companies
• The Empire District Electric Co.	• Insituform Technologies, Inc.
• Middlesex Water Company	• Layne Christensen Company

• Connecticut Water Service, Inc.

Components of Executive Compensation

The basic elements of compensation for our named executive officers are:

•	Base salary;
•	Non-equity short term incentive plan awards;
•	Long-term equity based incentive awards; and
•	401(k), deferred compensation plan, and other benefits.

Our named executive officers are compensated with a mix of these key components of compensation. The C&O Committee reviews each element separately and then considers all elements together to ensure that the goals and objectives of our total compensation philosophy are met.

Base Salary

Our objectives in setting, reviewing and adjusting base salary are twofold: to attract and retain executive talent and to meet competitive practices. Our base salary is intended to provide reasonable and competitive pay for services to the Company. The C&O Committee, after considering similarly situated competitors and taking into consideration the performance history of the officers involved, seeks to annually establish the base salary for such affected officers. In using this methodology, the base salary adjustment has both quantitative and qualitative components.  For 2009, each officer’s base salary was the subject of a discretionary review by the C&O Committee taking into account the Company’s financial performance, the officer’s personal performance for the prior year and factoring into consideration related cost of living adjustments.  Based on the Company’s performance, and regional and national economic conditions, the C&O committee determined that the NEO’s would not receive an increase in 2009.

Non-Equity Short-Term Incentive Plan Awards

Our objective in providing annual non-equity short-term incentive (“STI”) compensation in the form of cash awards is to motivate executives to make improvements in individual and Company performance and to align the executive’s compensation with the Company’s performance and objectives; the greater the improvement in Company performance, the greater the incentive opportunity.  We also believe annual non-equity STI compensation is necessary to remain competitive with our peer group.

The C&O Committee annually reviews non-equity incentives for executives generally in the first quarter of the fiscal year to determine award payments for the last completed fiscal year, as well as to set performance goals and incentive targets for the current fiscal year. Non-equity incentives (Short-Term Incentives or STI) are based on performance against both formulaic financial objectives and discretionary non-financial individual goals. The C&O Committee approves the incentive level for the Chief Executive Officer and for each named executive officer taking into consideration the Chief Executive Officer’s recommendations at the beginning of the year as performance objectives are established. The performance objectives are a combination of both financial objectives and non-financial objectives established individually or collectively for the NEOs, and the weighting of each goal is established by the C&O Committee taking into consideration Chief Executive Officer recommendations. The financial objectives may include objectives relating to EPS, EBIT, Profit before Taxes, Group or Division Income, or other financial metric measures that are pertinent to the individual’s span of control. Non-financial goals are established to assure focus on activities that help the Company achieve its strategic incentives, such as critical acquisitions or realignment of individual operations. Individual operational performance achievement levels are determined at the discretion of the C&O Committee, which is familiar with the individual performance that is expected for each unique job in question.  When these targets are met, the awards are paid in cash.

For the 2009 STI plan, the C&O Committee established threshold, target and maximum awards for plan participants that were based on a percentage of base salary as follows:

NEO	Threshold Award	Target Award	Maximum Award
CEO, COO	25%	50%	100%
CFO, Managing Directors	20%	40%	80%

Each NEO shared a total Company EBIT goal for 2009.  The goal was established at threshold, target, and maximum performance levels based on the Company’s approved 2009 budget.  All other performance objectives were tailored to each NEO and his or her specific objectives for 2009 and performance against these goals are summarized below.

Mr. Swatek

•	Non-GAAP EBIT SouthWest Water Goal $11,764,000 excluding New Mexico (25% weighting): The Company did not achieve the goal.
•	EPS SouthWest Water Goal $0.30 excluding New Mexico (25% weighting): The Company did not achieve the goal.
•	Non-Financial Objective (30% weighting): Establish a new investor relations campaign to increase interest in SouthWest Water as an investment of choice. Mr. Swatek achieved this goal.
•	Operational Objective (10% weighting): Assure company borrowings are controlled to prevent default and to conserve adequate borrowing capacity on current credit lines. Mr. Swatek achieved this goal.
•	Personal Development (10% weighting): Broaden knowledge and experience of director best practices through attendance at training programs or other avenues. Mr. Swatek achieved this Goal.
•	Because overall financial performance of the Company did not meet threshold performance levels, Mr. Swatek did not receive a STI award for 2009.

Mr. Stanton

•	Mr. Stanton separated from the Company prior to evaluation of performance for the short term incentives for 2009 and therefore did not receive a STI award for 2009.

Ms. Clary

•	Ms. Clary separated from the Company prior to evaluation of performance for the short term incentives for 2009 and therefore did not receive a STI award for 2009.

Mr. Profilet

•	Non-GAAP EBIT SouthWest Water Goal $11,764,000 excluding New Mexico (30% weighting): The Company did not achieve the goal.
•	Texas Utilities EBIT Goal (prior to corporate allocation) of $9,503,000 (40% weighting): Mr. Profilet exceeded maximum performance levels for this goal.

•	Texas Utilities EBIT Margin (Total EBIT unallocated/Total Revenue) of 36.0% (15% weighting): Mr. Profilet did not achieve this goal.
•	Lost Time Incident Rate Safety Objectives (7.5% weighting): Mr. Profilet exceeded threshold performance levels for this goal.
•	Recordable Incident Rate Safety Objectives (7.5% weighting): Mr. Profilet did not achieve this goal.

Mr. Quinn

•	Non-GAAP EBIT SouthWest Water Goal $11,764,000 excluding New Mexico (30% weighting): The Company did not achieve this goal.
•	Western Utility EBIT Goal prior to corporate allocation of $21,218,000 excluding New Mexico (40% weighting): Mr. Quinn did not achieve this goal.
•	Western Utility EBIT Margin (Total EBIT unallocated/Total Revenue) of 38.0% (15% weighting): Mr. Quinn did not achieve this goal.
•	Lost Time Incident Rate Safety Objectives (7.5% weighting): Mr. Quinn’s operation had no lost time incidents in 2009 and thus met maximum objectives of this goal.
•	Recordable Incident Rate Safety Objectives (7.5% weighting): Mr. Quinn did not achieve this goal.

Mr. Profilet and Mr. Quinn did not receive an STI award for 2009. However, in 2010 the C&O Committee approved a discretionary cash bonus for fiscal year 2009 to Mr. Profilet and Mr. Quinn of $45,000 and $20,000, respectively.

Any non-equity incentive awards granted to the named executive officers are detailed in the Grants of Plan-Based Awards table below in this Item 11.

Long-Term Incentive Awards

In 2009, the C & O Committee did not grant any long term incentive awards.

The Company believes that stock-based long-term incentive awards align the interests of executives with those of stockholders. Both wish to see an increase in value. In addition, we believe stock ownership encourages executives to take a more entrepreneurial and longer term view of the Company and its business.  In 2008 the C&O Committee established a multi-year long term incentive plan for the NEO’s and other management using non-qualified stock options and restricted stock awards as the form of long-term incentive as permitted under the Equity Incentive Plan. The amount of the option and stock awards were based on rewarding individual contributions and a target of competitive total compensation relative to our peers.  The NEO awards were based on analysis and guidance from Veritas on market practices of our peer and industry group on long term incentives in relationship to total compensation market practices.  Long term target values were set in accordance with the Company’s compensation strategy and based on results of an extensive compensation study by Veritas. For 2009, the C&O Committee did not award any long term incentives.

In February 2010, the C&O Committee approved the elimination of dividend payments on any future grants of performance contingent restricted stock awards.

Long term incentives include performance accelerated stock options (“PASO’s”), performance contingent restricted stock (“PCRS”) and performance shares.

PASO’s – Performance Accelerated Stock Options

PASO’s are options to buy SouthWest Water stock at a future date, at the closing fair market value the stock is trading at on the grant date.  PASO’s fully vest five years from the grant date, however, they may vest earlier in the five-year period, based on meeting specific performance objectives. Vesting may be accelerated if SouthWest Water shares reach and maintain the target price thresholds listed in the table below for a minimum of 10 consecutive trading days.

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

PASO’s are issued at fair market value and the participant is entitled only to the appreciation in the value of the PASO from the date of the grant to the date of exercise.  The initial grant of options to individual participants is based on a “gain multiplier” (i.e., a multiple of a base salary that is derived from competitive practices and used to determine the target long-term incentive value for each participant) of base salary and an option pricing valuation.  PASO’s provide long-term focus on share-price performance and align the interests of participants with those of the Company.

The PASO performance objective is based on the Company’s stock maintaining the threshold price for a minimum of ten (10) consecutive trading days, at which point 25% of the options will undergo accelerated vesting.  There are four such share price thresholds, and there is no limit on the number of accelerated vesting occurrences in one year, provided that share price targets are met and held.  Un-accelerated options will vest fully five years after the grant date and have a term of seven years from the grant date.  The exercise price used was the final after-hours trading price of the Company’s stock on the date of grant. In the event of a change in control, such as that contemplated by the merger agreement, the vesting for all PASO’s will accelerate.

During 2009, no thresholds were reached and therefore no acceleration of vesting occurred.

PCRS – Performance Contingent Restricted Stock

PCRS are shares of SouthWest Water stock with performance-contingent vesting restrictions.  They have an initial value equal to the closing price of SouthWest Water stock on the grant date.  Any unvested awards, (i.e., where performance was not achieved) will be forfeited at the end of the five year performance period.  Vesting occurs if the Company achieves four quarter trailing pre-tax earnings objectives, as noted below.  Once a vesting target is achieved, the four quarter period is reset and the objective will become the next lowest vesting target.

Since shares are restricted, participants will not “own” the shares until they vest.  However, participants will receive dividends and have voting rights on unvested shares.  Effective February of 2010, the C&O Committee approved the elimination of dividend payments on any future grants of performance contingent restricted stock awards.

Pre-Tax Earnings Objectives	Accelerated Vesting %

$19,778,000	25%
$25,765,000	25%
$30,046,000	25%
$38,319,000	25%

PCRS are restricted stock awards that are an “at-risk” form of compensation.  Vesting is entirely performance based with the potential for shares to be forfeited if the established objectives are not met over a five year performance period following the grant date.  The valuation of shares is based on fair market value at the time of grant.  The participant is entitled to the full value of the share, including the appreciation or “gain” in stock value over the original grant price, at the time of vesting.  The initial grant of shares to individual participants is based on a “gain multiplier” of base salary.  During the restriction period, the participant receives dividends, if any, and can vote the shares.  As restrictions lapse, the participant receives unrestricted shares which may be sold, transferred or pledged.  PCRS provides long-term focus on share price and Company performance and aligns the interests of participants with those of the Company.

PCRS requires the Company’s pre-tax earnings to be above a specified four-quarter total value at the end of the 4-quarter period (not necessarily in a single fiscal year), at which point 25% of the restricted stock will undergo accelerated vesting and the four-quarter period is reset.  Any unvested restricted stock is forfeited at the end of the five year performance period.  In the event of a change of control, such as that contemplated by the merger agreement, the vesting for all PCRS will accelerate.

During 2009, no pre-tax earnings objectives were met and therefore no vesting or acceleration of vesting occurred.

Performance Shares

Performance shares are phantom stock designed to link to specific balance sheet performance of the Company.  They have a three year term and give a participant the right to receive a cash award at the end of three years, based on the achievement of predetermined performance objectives.  Performance share value is variable, and may payout at, above, or below target.  In the event of poor performance, if the minimum goals are not achieved, the performance shares will not have any value or payout.

Performance Share value will be measured at the end of the performance period based on improvement in the Company’s Return on Invested Capital (“ROIC”) as compared to 2007 levels.  Plan participants will be paid cash at the end of 2010 based on improvement in ROIC over the 2008-2010 plan percent as forecasted by the Company’s 2007 long range plan. If successful, the Company will improve its ROIC by the end of 2010 by 73% from 2007 year end levels and, if this level of improvement is achieved, the plan participants will be entitled to 100% of the target Performance Share award.  Actual awards will be made on the basis of the relative percentage of the achieved improvement.  If ROIC is improved by 50% over 2007 year end levels, then the plan participants will receive 50/73 or 68% of the target award.  Conversely, if ROIC improves by 100% over the 2007 year end levels, plan participants will receive 100/73 or 137% of the target award.  The target Performance Share award to individual participants is based on a multiplier of base salary.  Payments will be made in cash.  Performance shares provide long-term focus on specific financial/operational performance and aligns the interests of participants with those of the Company.  During 2009, the Company did not meet its target for ROIC. In the event of a change of control, such as that contemplated by the merger agreement, the vesting of all of the performance shares will accelerate.  However, based on expected performance, the Company believes that the stated performance metrics will not meet minimum goals and, therefore, the performance shares will have no value.

Most of the long-term incentive awards are made to named executive officers during the first quarter of the year. These awards are referred to as in-cycle awards.  The process for these awards is structured.  The Chief Executive Officer reviews the performance of the named executive officers and management against long-term goals of the organization, strategic initiatives and the role each individual may have in moving the Company toward those goals and initiatives.  The Chief Executive Officer recommends long-term incentive awards to the C&O Committee after discussion and review, approves final awards.

Occasionally, out-of-cycle long-term incentives are made to named executive officers. The most typical out-of-cycle awards are made when an executive is first hired or is promoted. These out-of-cycle long-term incentive awards are made effective as of the date of hire or promotion. The C&O Committee has delegated to the Chief Executive Officer the authority to make out-of-cycle long-term incentive awards of non-qualified stock options up to 2,500 shares, with the provision that the C&O Committee is informed of the award at the next C&O Committee meeting.  The Chief Executive Officer did not make any out-of-cycle awards in 2009.

All options or restricted shares are granted at fair market value of the stock on the date of grant. Fair market value is determined as the closing price of the Company’s stock on the NASDAQ on the grant date.

Compensation and Risk

The C&O Committee is aware of the ongoing economic conditions and the consequences to companies that have not appropriately balanced risk and reward in executive compensation. The C&O Committee believes that the emphasis on long-term performance in its approach to the overall compensation program does not reward excessive risk-taking for the Company.  Historically, the Company’s executive compensation strategy is focused on mitigating risk by emphasizing long-term compensation and financial performance measures that correlate with growing stockholder value rather than rewarding shorter performance periods and payouts.  The C&O Committee believes the Company’s executive compensation and overall compensation practices and policies do not have a material effect on the Company’s risk profile or its ability to manage risks.

The C&O Committee notes the following:

•

The C&O Committee is responsible for considering risk related to its compensation policies for executive officers, and the management team for all non-executive officers and the risk mitigation policies in place (i.e., mix of long term and short term incentives, etc.).

•	All employees are reviewed on an annual basis for a merit review. The merit is based on budget and business performance. In 2009, the Company did not award merit increases.
•

Variable compensation is part of our ongoing compensation program and is not only for executive management. It’s an important element of compensation for our employees in the field operating lines of business as well as office support functions.

•

The Company does have a short term annual incentive plan for certain management and key contributor roles across all business units and support functions. The incentives are based on Company performance, business unit objectives and individual objectives.  Any bonus pool is approved by the C&O Committee.  For 2009, the C&O Committee approved a bonus pool for the annual short term incentive for certain management and key contributors in field operating units and office support functions.

•	The Company’s executive compensation approach is to balance both short and long term incentives.
•	The use of both quantitative and qualitative finance metrics are significant factors in the C&O Committee’s decision in making payments to executive management.
•	The LTI’s long term focus on share based compensation over a multi-year period mitigates risks over short term goals that could be potentially detrimental to the stockholders.
•

Long term incentive awards under the 2008 LTIP are intended to promote accomplishment of long term focus on specific financial/operational goals that align the interests of the Company and plan participants.

As a matter of best practice, we will continue to manage our executive compensation and general compensation program that aligns the interests of our employees and stockholders while avoiding unnecessary or excessive risk.

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

In both plans, employees may elect to make before-tax contributions of up to 60% of their base salary, subject to current Internal Revenue Service limits. Neither 401(k) Plan permits an investment in our stock. The Company matches employee contributions up to a set percentage of the employee’s contribution depending on the specific plan and the Company contributed portion has a specific vesting period. For the Profit Sharing 401(k) Plan, the Company matches 50% of the first 2% of the employee’s contribution. The Company’s contribution vests 100% after one year of service. For the 401(k) Retirement and Savings Plan, the Company matches 100% of the first 2% of the employee’s contribution and 50% of the next 4%. The Company match vests at a graduated rate over 6 years.

•

Employee Stock Purchase Plan.  All employees, including named executive officers, may participate in the Employee Stock Purchase Plan (the “ESPP”), established in 1989, when they meet the eligibility requirements.  Eligible employees are those who work more than 20 hours a week and are employed at least 90 days. The ESPP provides eligible employees an option to purchase the Company stock at a discounted price at the end of a set offering period. Our offering period is quarterly. The discount in the ESPP is 10% off the lesser of the Company’s stock price based on the average of the high and low price for the last or first three (3) days of the offering period. Employees can participate through payroll deduction and there is a 1,000 share limit per purchase, as well as an annual Internal Revenue Service limit of $25,000 in value of stock that can be purchased through the ESPP.  In November of 2008, the Company temporarily suspended the Employee Stock Purchase Plan due to our ineligibility to use registration statements on Form S-8 until we became current in all SEC filings.  The Company reinstated the ESPP on October 1, 2009.  In accordance with the provisions of the merger agreement, the ESPP was suspended after March 31, 2010.

•

Deferred Compensation Plan.  The Company offers highly compensated employees and directors an opportunity to participate in a nonqualified, unfunded Deferred Compensation Plan, established in 2002. In 2009, ten employees elected to participate in the Deferred Compensation Plan. The named executive officers who participated in the Deferred Compensation Plan are identified in the Nonqualified Deferred Compensation Table. In the Summary Compensation Table and the Director Compensation Table, the base salary, non-equity plan award or fees to each named executive officer and director who participated in the Deferred Compensation Plan have not been reduced by the amount of their deferral. In other words, base salary is base salary before any deferrals.  Director fees reflect fees before any deferrals.

•	Pension Plan. The Company does not provide a pension plan for any of the named executives as outlined in the Pension Benefits section on below in this Item 11.

Health and Welfare Benefits

All full-time employees, including our NEOs, may participate in our health and welfare benefit programs, including medical and dental coverage, disability insurance, life insurance and long-term care. All employees may elect to purchase additional life and disability insurance through payroll deductions. The additional benefit of the Company paid premium is taxable income and is included in the employee’s W-2.

Perquisites

We provide additional benefits to named executive officers that match competitive market practice or are relevant to the business we conduct. All such payments are reflected in the Summary Compensation Table below. Our Chief Executive Officer and certain named executive officers receive a car allowance, which is included as taxable income in the NEO’s salary.  Additionally, the Company pays the monthly parking fees for named executive officers located in downtown Los Angeles.

The Chief Executive Officer is reimbursed for tax preparation up to an annual maximum of $5,000.

Club membership is provided or reimbursed for the Chief Executive Officer. The club to which the Chief Executive Officer belongs benefits the Company in the conduct of our business, through establishing or maintaining business connections and the conducting of business meetings.

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

The Company has a Change of Control Severance Agreement (“CCSA”) into which certain named executive officers and other key executive officers have entered.  All except one of these agreements have a term of 2.99 years subject to automatic renewal for three-year terms, unless a 90-day notice of non-renewal is given prior to the expiration of a current term. One agreement was entered into in 1999 and has no expiration or renewal date.  The CCSA ends if a named executive officer’s employment has terminated before the change of control has occurred, as in the case of Mr. Stanton and Ms. Clary.  Other named executive officers who have entered into CCSA’s are Messrs. Swatek, Quinn and Profilet.  Additionally, three other executive officers have CCSA’s with similar terms as those for the named executive officers.

The CCSA provides that the executive officer will, upon a change of control as defined in the CCSA agreement, be entitled for a period of two years after the change of control, to a severance payment if the executive officer’s employment is terminated by the Company for other than “Cause” or the employee elects to terminate for “Good Reason,” as defined in the CCSA. The severance consists of up to 2.99 times the sum of the executive’s most recent base salary plus the average bonus (or Non-Equity STI Plan compensation) for the prior three full years. The severance benefits may also include an acceleration of vesting of previously granted stock options or non-vested restricted shares held as of the date of the change of control. Total benefits may not exceed the limits imposed by Section 280G of the Internal Revenue Code. The consummation of the merger would result in a change of control for purposes of the CCSA.  Details on the payments that each of the above named executive officers would receive in the event their employment terminates are shown on the Potential Payments Upon Post Termination tables specific to each named executive officer below in this Item 11.

Stock Ownership Guidelines

Stock ownership guidelines have not been implemented by the C&O Committee for our named executive officers.  We will continue to periodically review and evaluate our position with respect to stock ownership guidelines for executive officers.

Tax and Accounting Considerations of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid by a public company to its chief executive officer and four other highest-paid executive officers unless certain specific and detailed criteria are satisfied.  The C&O Committee takes into consideration the economic effect on the Company of compensation, which would not be deductible under Section 162(m) or otherwise and therefore considers the anticipated tax treatment to the Company and our executive officers when we review and establish compensation programs and payments. In the future, compensation may be set, for competitive or other reasons, which will not be fully deductible. The Company believes that for fiscal year 2009 there were no compensation amounts paid to any named executive officer, which were not deductible by reason of Section 162(m).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2009.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change of Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mark A Swatek,	2009	467,308	—	—	—	—	—	55,391	522, 699
Pres, Chief	2008	450,000	—	1,495,826	310,700	—	—	41,241	2,297,767
Executive Officer (4)	2007	435,077	—	127,600	105,250	—	—	305,552	973,479
David Stanton,	2009	336,538	—	—	—	—	—	38,180	374,718
Former COO &	2008	300,000	—	1,010,002	259,838	—	—	24,475	1,594,315
CFO (5)	2007	270,200	—	—	42,100	60,000	—	—	372,300
Cheryl L Clary,	2009	141,375	—	—	—	—	24,793	157,216	323,384
Former CFO (6)	2008	253,500	—	204,167	127,936	—	22,567	21,769	629,939
	2007	262,485	—	63,800	63,150	55,000	17,309	—	461,744
Chuck Profilet,	2009	253,383	45,000	—	—		211	22,934	321,528
Managing Director,	2008	249,780	—	159,998	100,261	39,200	—	23,258	572,497
Texas Utilities (7)
Michael O Quinn,	2009	263,250	20,000	—	—		13,506	20,718	317,474
Managing Director,	2008	253,500	—	122,500	76,760	—	11,448	71,566	535,774
Western Utilities (8)	2007	255,723	—	63,800	63,150	45,000	10,051	—	437,724

(1)   Any non-qualified deferred compensation amounts are included under “Salary” and footnoted below for the two named executive officers who deferred a portion of their salary. Earnings on non-qualified deferred compensation are reflected under “Change of Pension Value & Non-qualified Deferred Compensation Earnings.”  Amounts shown under “Salary” before 2008 include car allowances for the named executive officers.  In 2008, car allowances are reflected under “All Other Compensation.”  Salary in 2009 reflects 27 pay periods instead of 26.

(2)  Figures reflect the grant date fair value calculated in accordance with FASB ASC Topic 718.  No awards were granted in fiscal 2009.  2008 stock awards include performance contingent restricted stock, performance shares, and non-performance-based restricted stock.  2008 option awards include performance-accelerated stock options and non-performance-based stock options.  2007 awards include non-performance-based restricted stock and stock options.  For additional information on valuation assumptions, refer to Note 13 to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

(3)  The amounts reported in this column reflect cash incentive compensation based on performance in the respective year, and was determined by the C&O Committee and Board in March of the following year and paid shortly thereafter.  A more detailed discussion of our non-equity incentive plan awards, including the criteria used to determine such awards, may be found under “Compensation Discussion and Analysis” above.

(4) All other compensation for Mr. Swatek includes $1,400 for tax preparation; $12,461 in car allowance, $3,751 for Group Term Life, $2,066 in LTD, $10,300 in Company 401(k) matching, $4,830 in club memberships, $1,332 in discounted ESPP purchases, $2,400 in Company paid parking and $16,851 in dividends on restricted stock awards.

(5)  All other compensation for Mr. Stanton includes $12,462 in car allowance, $872 for Group Term Life, $10,300 in Company 401(k) matching, $1,021 in discounted ESPP purchases, $2,400 in Company paid parking and $11,126 in dividends on restricted stock awards.  Effective April 24, 2009, Mr. Stanton was appointed Chief Financial Officer of the Company.  His employment with the Company terminated January 25, 2010 at which time all unvested stock options and unvested restricted stock awards were canceled.

(6)  All other compensation for Ms. Clary includes $5,169 in car allowance, $1,190 for Group Term Life, $602 in LTD, $6,495 in Company 401(k) matching, $1,200 in Company paid parking and $1,268 in dividends on restricted stock awards.  Effective April 24, 2009, Ms. Clary no longer served as Chief Financial Officer, and her employment with the Company terminated July 3, 2009.

(7)  All other compensation for Mr. Profilet includes $10,200 in car allowance, $1,932 for Group Term Life, $1,079 in LTD, $8,632 in Company 401(k) matching, $204 in discounted ESPP purchases and $887 in dividends on restricted stock awards.  Mr. Profilet was not a named executive officer in 2007.

(8)  All other compensation for Mr. Quinn includes $2,027 in car allowance, $5,757 for Group Term Life, $1,162 in LTD, $10,300 in Company 401(k) matching, $204 in discounted ESPP purchases and $1,268 in dividends on restricted stock awards.  He deferred $8,044 of his compensation which is included in his salary shown above.

GRANTS OF PLAN BASED AWARDS

There were no grants made to any of the Named Executive Officers during 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information for each of the Company’s Named Executive Officers regarding outstanding stock options and unvested stock awards held by the officers as of December 31, 2009.  Market values are presented as of the end of 2009 (based on the closing price of SouthWest Water stock on December 31, 2009 of $5.89) for outstanding stock awards, which include all prior year grants.  Market values are not presented for stock options.  The accumulated equity holdings reflect our long-term incentive structure, Company performance and an executive’s length of service.  performance shares, which are cash-based, are not presented in this table.

EQUITY INCENTIVE PLAN AWARDS

	Option Awards				Unvested Restricted Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Service-Based Awards		Performance-Based Awards
Named Executive Officer	Unexercised Options (#) Exercisable	Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights Not Vested ($)
Mark Swatek Equity Awards Stock Options	— 16,666(2) 75,000(3)	91,923(1) 8,334(2) —	11.28 12.76 13.20	1/29/2015 3/14/2014 6/3/2013	106,639(6)	628,104	21,978(7)	129,450
Cheryl Clary Equity Awards Stock Options	10,000(2) — — —	37,851(1) 5,000(2) 20,000(4) 21,000(4) 13,230(4)	11.28 12.76 17.75 11.39 11.02	1/29/2015 3/14/2014 3/8/2013 3/9/2012 10/26/2011	—	—	—	—
David Stanton Equity Awards Stock Options	— 10,000(5) 6,666(2) 25,000(2)	48,202(1) 20,000(5) 3,334(2) —	11.28 11.04 12.76 12.04	1/29/2015 1/22/2015 3/14/2011 11/10/2013	77,479(9)	456,351	11,525(7)	67,882
Charles Profilet Equity Awards Stock Options	— 6,000(4)	29,663(1) 9,000(4)	11.28 12.88	1/29/2015 2/17/2014	—	—	7,092(7)	41,772
Michael Quinn Equity Awards Stock Options	— 10,000(2) 15,000(4) 16,800(4) 16,537(4)	22,710(1) 5,000(2) 10,000(4) 4,200(4) —	11.28 12.76 17.75 11.39 12.97	1/29/2015 3/14/2014 3/8/2013 3/9/2012 2/12/2011	1,666(10)	9,813	5,430(7)	31,983

(1)

Vesting can be accomplished based on a performance objective of the Company stock maintaining set threshold prices, at which point 25% of the options will undergo accelerated vesting. There are four such share price thresholds: $15, $18, $21 and $24/share. Un-accelerated options will fully vest five years after the grant date. As of December 31, 2009, none of the targets have been met.

(2)	These stock options vest 33 1/3% each year over three years.
(3)	On June 2, 2006, 75,000 stock options were awarded to Mr. Swatek. These options vest 50% each year over two years.
(4)	These stock options vest 20% each year over five years.
(5)

On January 22, 2008, 30,000 stock options were awarded to Mr. Stanton in connection with his promotion to COO. These options would have vested 33 1/3% each year over three years until fully vested on January 22, 2011, however all options canceled upon the termination of Mr. Stanton’s employment.

(6)

On October 17, 2008, Mr. Swatek was granted a 103,306 restricted stock award which will fully vest at three years, or earlier upon involuntary termination for any reason other than cause. On March 13, 2008, Mr. Swatek was awarded 10,000 shares of restricted stock, which he declined, and which were immediately canceled. On March 14, 2007, Mr. Swatek was awarded 10,000 shares of restricted stock which vests 33 1/3% per year over three years.

(7)

The performance contingent restricted stock awards have five years in which to reach performance targets, and will vest 25% upon reaching each goal of pre-tax earnings of $19,778,000; $25,765,000; $30,046,000; and $38,319,000. If goals are not reached, awards cancel at five years. As of December 31, 2009, none of the targets have been met.

(8)

On March 14, 2007, Ms. Clary was awarded 5,000 shares of restricted stock which vests 33 1/3% per year over three years. This Restricted Stock Award was 2/3 vested at the time of her resignation. The unvested balance was canceled.

(9)

On October 17, 2008, Mr. Stanton was granted 77,479 shares of restricted stock which would have fully vested at three years, or earlier upon involuntary termination for any reason other than cause. This Restricted Stock Award was canceled upon the termination of Mr. Stanton’s employment.

(10)	On March 14, 2007, Mr. Quinn was awarded a 5,000 share Restricted Stock Award which vests 33 1/3% per year over three years.

OPTION EXERCISES AND STOCK VESTED

The following table shows information on stock options exercised, stock awards vested, and the value realized from options exercised or awards vested during 2009.

	Option Awards		Stock Awards
Name and Principal Position	Number of Securities Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Mark A. Swatek, Chief Executive Officer	—	—	3,333	$14,999
Cheryl L. Clary, Former Chief Financial Officer	—	—	1,667	7,502
David Stanton, Former Chief Operating Officer & CFO	—	—	—	—
Michael O. Quinn, Managing Director, Western Utilities	—	—	1,667	7,502
Charles Profilet, Managing Director, Texas Utilities	—	—	—	—

PENSION BENEFITS

The SouthWest Water Company Supplemental Executive Retirement Plan (the “SERP”) was adopted by the Company effective May 8, 2000.  None of the current executives are participants or have accumulated any benefits under the plan.

NONQUALIFIED DEFERRED COMPENSATION

The Nonqualified Deferred Compensation Plan was implemented January 2002. The purpose of the Plan is to provide benefits to a select group of management or highly compensated employees and directors who contribute materially to the continued growth, development and success of the Company.

Participants in the Deferred Compensation Plan annually may elect to defer up to 50% of their base annual salary and up to 100% of their bonus, commission or director fees. The Deferred Compensation Plan provides for a fixed rate of interest on amounts deferred. The interest is determined annually and is referred to as the preferred crediting rate. The preferred crediting rate is 120% of the crediting rate which is based on the average corporate bond yield published in the Merchant Bond Record as the “Corporate Bond Yield Average – AV Corp” for the previous September. A participant in the plan earns the preferred crediting rate after five years of plan participation. Should the participant not participate for five years, then she or he will only earn the crediting rate on amounts deferred. All earnings are based on the preferred crediting rate. In 2009, the preferred crediting rate was 6.47% and the crediting rate was 5.61%.

The following table summarizes the nonqualified deferred compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2009.

Name and Principal Position	Executive Contribution in Last FY($)(1)	Registrant Contributions in Last FY($)	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE($)
Mark A. Swatek, Chief Executive Officer	—	—	—	—	—
Cheryl L. Clary, Former Chief Financial Officer	—	—	24,793(2)	—	$339,753
David Stanton, Former Chief Operating Officer & Chief Financial Officer	—	—	—	—	—
Charles Profilet, Managing Director, Texas Utilities	2,700(3)	—	211	—	2,911
Michael O. Quinn, Managing Director, Western Utilities	8,044(4)	—	13,506	—	186,660

(1)

Amounts disclosed are included in the Summary Compensation Table on above under “Salary” and noted in the footnotes to each named executive officer who participated in the Deferred Compensation Plan in 2009.

(2)

Ms. Clary did not defer any of her earnings in 2009. In 2008, Ms. Clary deferred $51,395 and acquired aggregate earnings of $22,567. In 2007, Ms. Clary deferred $138,800 and acquired aggregate earnings of $26,207.

(3)	Mr. Profilet did not participate in the Deferred Compensation Plan prior to 2009.

(4)	Mr. Quinn deferred $7,598 in 2008 and acquired aggregate earnings of $11,448. In 2007, Mr. Quinn deferred $7,329 and acquired aggregate earnings of $10,051.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following tables reflect the amount of compensation which would be paid or has been paid to each of the named executive officers in the event of a termination of their employment.  The amount of compensation payable to each named executive officer upon voluntary termination or retirement, involuntary not-for-cause termination, for cause termination, termination following a change of control and in the event of disability or death of the executive is shown. Unless the executive officer has actually terminated, the amounts shown assume that the termination was effective as of December 31, 2009, and thus includes amounts earned through that time and are estimates of the amounts which would be paid to the executives upon termination.  The actual amounts to be paid can only be determined at the time of the executive’s separation from the Company. However, the Merger Consideration of $11.00 included in the Merger Agreement detailed in Item 1 under the caption “Definitive Merger Agreement” is considerably higher than the common stock closing price of $5.89 on December 31, 2009.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he or she may be entitled to receive amounts earned during his or her employment. Such amounts include:

•	shares awarded under the Company’s Equity Incentive Plan;

•	amounts contributed under the 401(k) Plan and the Deferred Compensation Plan; and

•	unused vacation pay (vacation entitlement);

Payments Made Upon Change of Control

The Company has entered into Change of Control Severance Agreements with certain named executive officers. Pursuant to these agreements, if an executive’s employment is terminated within two years following a change of control

(other than termination by the Company for cause or by reason of death or disability) or if the executive terminates his or her employment in certain circumstances defined in the agreement which constitute “good reason”, in addition to the benefits listed under the heading “Payments Made Upon Termination”:

•

the named executive officer will receive a lump sum severance payment ranging from 1.5 to 2.99 times the sum of the executive’s base salary and the average annual bonus, either discretionary or performance-based (as reflected in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table, respectively), earned by the executive pursuant to incentive compensation plans maintained by the Company in the three prior fiscal years;

•	all stock options held by the executive will automatically vest and become exercisable; and

•	the Nonqualified Deferred Compensation Plan benefits for the named executive officer are determined using the preferred crediting rate regardless of years of plan participation.

Generally, pursuant to the agreements, a change of control is deemed to occur:

(1)	if any person or group acquires 50% or more of the Company’s voting securities (other than securities acquired directly from the Company or its affiliates);

(2)	if a majority of the directors as of the date of the agreement are replaced other than in specific circumstances;

(3)

in the event of a merger or other reorganization or business combination in which voting control of the Company changes hands, or if there is a sale of all or substantially all of the Company’s assets; or

(4)	in the event of a liquidation or dissolution of the Company.

The completion of the merger would constitute a change of control under these agreements, and therefore, if the named executive officer’s employment is terminated under the circumstances described above within two years of the completion of the merger, then the named executive officer would be entitled to the lump sum severance payment and other benefits described above.

POTENTIAL PAYMENTS UPON POST TERMINATION AS OF DECEMBER 31, 2009

Mark A. Swatek, President and Chief Executive Officer

Executive Payments & Benefits Upon Termination/COC:
	Change-of-Control	Termination	Death	Disability
Severance(1)	$1,345,500	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	757,554	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	—	—	—	—
Disability Benefit Plan(4)	—	—	—	$112,500
Death Benefit Plan (Insured Benefits)(5)	—	—	$750,000	—
401(k) Plan Company Contributions	38,427	$38,427	38,427	38,427
Vacation Entitlement	45,876	45,876	45,876	45,876
280G Scaleback(6)	(119,363)	—	—	—
Total	$2,067,994	$84,303	$834,303	$196,803

Cheryl Clary, Former Chief Financial Officer

Executive Payments & Benefits Upon Termination/COC:
	Change-of- Control(7)	Termination(8)	Death	Disability
Severance(1)	$682,801	$273,500	—	—
Cobra benefits for one year	—	21,073	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	—	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	—	325,486	—	—
Disability Benefit Plan(4)	—	—	—	—
Death Benefit Plan (Insured Benefits)(5)	—	—	—	—
401(k) Plan Company Contributions	—	26,913	—	—
Vacation Entitlement	—	29,238	—	—
280G Scaleback(6)	—	—	—	—
Total	$682,801	$676,210	—	—

David Stanton, Former Chief Operating Officer and CFO

Executive Payments & Benefits Upon Termination/COC:
	Change-of-Control	Termination(9)	Death	Disability
Severance(1)	—	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	—	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	—	—	—	—
Disability Benefit Plan(4)	—	—	—	—
Death Benefit Plan (Insured Benefits)(5)	—	—	—	—
401(k) Plan Company Contributions	—	$29,072	—	—
Vacation Entitlement	—	31,052	—	—
280G Scaleback(6)	—	—	—	—
Total	—	$60,124	—	—

Charles Profilet, Managing Director, Texas Utilities

Executive Payments & Benefits Upon Termination/COC:
	Change-of-Control	Termination	Death	Disability
Severance(1)	$385,598	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	41,772	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	2,911	$2,911	$2,911	$2,911
Disability Benefit Plan(4)	—	—	—	63,346
Death Benefit Plan (Insured Benefits)(5)	—	—	750,000	—
401(k) Plan Company Contributions	26,429	26,429	26,429	26,429
Vacation Entitlement	18,149	18,149	18,149	18,149
280G Scaleback(6)	—	—	—	—
Total	$474,859	$47,489	$797,489	$110,835

Michael O. Quinn, Managing Director, Western Utilities

Executive Payments & Benefits Upon Termination/COC:
	Change-of-Control	Termination	Death	Disability
Severance(1)	$802,815	—	—	—
Vested and Unvested Stock Options(2)	—	—	—	—
Unvested Restricted Stock(3)	41,795	—	—	—
Supplemental Executive Retirement Plan	—	—	—	—
Deferred Compensation Plan	186,660	$186,660	$186,660	$186,660
Disability Benefit Plan(4)	—	—	—	63,375
Death Benefit Plan (Insured Benefits)(5)	—	—	750,000	—
401(k) Plan Company Contributions	87,852	87,852	87,852	87,852
Vacation Entitlement	52,647	146,331	146,331	146,331
280G Scaleback(6)	(166,080)	—	—	—
Total	$1,005,690	$420,843	$1,170,843	$484,218

Footnotes:

(1)

NEO will receive a lump sum severance payment ranging from 1.5 to 2.99 times the sum of the executive’s base salary plus the average annual bonus earned by the executive pursuant to corporate incentive compensation plans in the three prior fiscal years.

(2)

Options are assumed cashed out at each option’s intrinsic value assuming SouthWest Water’s stock closing price of $5.89 on December 31, 2009. Since all NEO outstanding options are under water at this price (i.e., the strike price is greater than the market price), the value at December 31, 2009 is zero.

(3)

Represents full value of restricted shares at the Company’s stock closing price of $5.89 on December 31, 2009. However, using the per share value of $11.00 Merger Consideration included in the Merger Agreement detailed in Item 1 under the caption “Definitive Merger Agreement”, the value of the unvested restricted stock on December 31, 2009 for Messrs. Swatek, Profilet and Quinn would equate to $1,414,787, $78,012, and $78,056, respectively. Restricted shares may or may not vest at the discretion of the C&O Committee.

(4)	Represents payments by the Company of 90 days of salary prior to disability insurance coverage.
(5)	Payout of Company-paid life insurance of 5 times annual base salary up to $750,000.
(6)

Under the executive’s Change of Control Severance Agreement, if payments are subject to excise taxes imposed under IRC Section 4999, the executive’s Change of Control Payments and other severance benefits under this Agreement shall be reduced by this amount.

(7)	Change of Control Payment would only be payable to Ms. Clary if a change of control transaction is completed by one year from her termination date, or July 3, 2010.
(8)	Effective April 24, 2009, Ms. Clary no longer served as Chief Financial Officer and resigned from the Company effective July 3, 2009.
(9)	Effective January 25, 2010, Mr. Stanton’s employment with the Company terminated.

DIRECTOR COMPENSATION

The following table provides information on SouthWest Water’s the non-employee directors compensation who served during fiscal year ended December 31, 2009.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compen- sation ($)	Change of Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation(5) ($)	Total ($)

Kimberly Alexy(6)	22,295	—	44,300	—	—	—	66,595
H. Frederick Christie(7)	102,750	—	—	—	—	345	103,095
Bruce C. Edwards(8)	22,087	—	44,300	—	—	—	66,387
Linda Griego(9)	64,500	—	—	—	—	345	64,845
Donovan D.Huennekens(10)	104,500	—	—	—	22,116	345	126,961
Thomas Iino(11)	90,750	—	—	—	—	345	91,095
William D. Jones(12)	95,375	—	—	—	—	345	95,720
Geoffrey Ketcham (13)	3,000	—	—	—	—	—	3,000
Maureen A. Kindel(14)	59,000	—	—	—	—	345	59,345
Richard G. Newman(15)	55,750	—	—	—	—	345	56,095

(1)	Mark A. Swatek, the Company’s Chief Executive Officer and President, is not included in this table because he is an employee of the Company and receives no compensation for his service as a director.
(2)

The fees for non-employee directors include: (a) an annual retainer of $24,000; (b) a fee of $1,500 per Board meeting; $1,000 per Compensation and Organization, Nominating and Governance, and Special Committee meetings; and $1,500 per Audit Committee meeting; (c) annual retainer of $5,000 for the chair of both the Compensation and Organization, and the Nominating and Governance Committees and $10,000 for the chair of the Audit Committee; (d)  an annual fee of $12,000 for the Lead Director received (in October 2009, the Lead Director position was changed to Chairman of the Board and received an annual fee of $25,000); and (e) the chair of the Special Committee received a one-time retainer of $5,000 and each committee member received a one-time retainer $2,500.

(3)

A non-employee director receives an initial option grant of 10,000 shares of the Company’s common stock when he or she becomes a director. In 2008, each director additionally received a Restricted Stock Award for 2,756 shares, which vests 50% per year over 2 years. Fair market value is determined as the closing price of the Company’s stock on the NASDAQ on the date of grant, if not otherwise determined by the C&O Committee. In 2009, the two new directors, Kimberly Alexy and Bruce Edwards, received only the initial stock option grant of 10,000 shares. None of the directors was awarded restricted stock in 2009.

(4)

Figures reflect the grant date fair value calculated in accordance with FASB ASC Topic 718. For more detailed information, including valuation assumptions, refer to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

(5)	Represents dividends paid.
(6)	As of December 31, 2009, Ms. Alexy had a total of 10,000 outstanding stock options. Ms. Alexy joined the Board in August 2009.
(7)

In October, 2009, Mr. Christie was appointed Chairman of the Board. As of December 31, 2009, Mr. Christie had a total of 51,925 outstanding stock options and 1,378 unvested shares from restricted stock awards.

(8)	As of December 31, 2009, Mr. Edwards had a total of 10,000 outstanding stock options. Mr. Edwards joined the Board in August 2009.
(9)	As of December 31, 2009, Ms. Griego had a total of 22,025 outstanding stock options and 1,378 unvested shares from restricted stock awards.
(10)	As of December 31, 2009, Mr. Huennekens had a total of 51,925 outstanding stock options and 1,378 unvested shares from restricted stock awards.
(11)	As of December 31, 2009, Mr. Iino had a total of 10,000 outstanding stock options and 1,378 unvested shares from restricted stock awards.
(12)	As of December 31, 2009, Mr. Jones had a total of 44,575 outstanding stock options and 1,378 unvested shares from restricted stock awards.
(13)

As of December 31, 2009, Mr. Ketcham had no outstanding stock options or restricted stock awards. Mr. Ketcham served on our Board from October 2008 until his resignation for personal reasons in January 2009.

(14)	As of December 31, 2009, Ms. Kindel had a total of 51,925 outstanding stock options and 1,378 unvested shares from restricted stock awards.
(15)	As of December 31, 2009, Mr. Newman had a total of 51,925 outstanding stock options and 1,378 unvested shares from restricted stock awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of our Compensation and Organization Committee are, or have been, an employee or officer of the Company. During fiscal 2009, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K. During fiscal 2009, none of our executive officers served on the Compensation Committee (or equivalent) or board of another entity whose executive officer(s) served on our Compensation Committee or Board.

COMPENSATION COMMITTEE REPORT

The C&O Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the C&O Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION AND ORGANIZATION COMMITTEE

Kimberly Alexy, Chairperson

H. Frederick Christie

Linda Griego

Donovan D. Huennekens

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following information is as of December 31, 2009 and shows plans under which shares of SouthWest Water’s common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans
Equity Incentive Plan approved by Stockholders (the “EIP”)	1,360,782	$11.59	798,263
Employee Stock Purchase Plan approved by stockholders (the “ESPP”)	—	—	585,062
Equity compensation plans not approved by stockholders(1)	143,581	$6.23	—

Total:	1,504,363		1,383,325

(1)   Represents warrants issued to consultants as compensation for their participation in the Company’s purchase of the City of West Covina’s water distribution system and facilities in 2000. The warrants are currently exercisable, terminate in 2014 and contain certain anti-dilution rights.

BENEFICIAL OWNERSHIP TABLE

The following table provides information concerning the beneficial ownership of our common stock as of April 28, 2010, for: (i) each director and nominee for director of the Company, (ii) each executive officer named in the Summary Compensation Table in Item 11, and (iii) all directors (including nominees) and executive officers as a group. Except as otherwise noted, to our knowledge, the named individual or their family members have sole voting and investment power with respect to the securities beneficially owned by the Stockholder.

We calculate beneficial ownership by including shares owned in each director’s or named executive officer’s name (or by any member of his or her immediate family).  Also, in calculating the percentage ownership, we count securities which the director or named executive officer could purchase within 60 days of April 28, 2010, (such as exercisable stock options that are listed in a separate column as outstanding securities).  No director or named executive officer owns shares of our preferred stock.

Name of Beneficial Owner	Common Stock (1)	Exercisable Options (2)	Total Shares of Stock and Exercisable Options	Percentage of Class

BlackRock Inc. 40 East 52nd Street New York, NY 10022(3)	1,438,647	—	1,438,647	5.2%

SW Merger Acquisition Corp. 245 Park Avenue, Second Floor New York, NY 10167(4)	2,700,000	—	2,700,000	9.8%

Directors
Kimberly Alexy(5)	—	—	—	*
H. Frederick Christie	41,675	44,575	86,250	*
Bruce C. Edwards(5)	—	—	—	*
Linda Griego	7,756	22,025	29,781	*
Donovan D. Huennekens	130,460	44,575	175,035	*
Thomas Iino	2,756	10,000	12,756	*
William D. Jones	6,989	44,575	51,564	*
Maureen Kindel	10,423	44,575	54,998	*
Richard G. Newman	84,796	44,575	129,371	*
Named Executive Officers
Mark A. Swatek	140,379	100,000	240,379	*
Cheryl L. Clary (6)	3,556	—	3,556	*
David Stanton (7)	767	—	767	*
Charles Profilet	7,357	9,000	16,357	*
Michael O. Quinn	39,383	72,537	111,920	*
All Directors and Executive Officers as a Group (14)	476,927	436,437	912,734	3.3%

*Represents less than 1% of the outstanding shares as of April 28, 2010.

(1)	Includes shares held directly or in joint tenancy, shares held in trust, by broker, bank nominee or other indirect means over which the individual has voting or shared voting and/or investment power.
(2)	Includes options that become exercisable within 60 days of April 28, 2010.
(3)	Based on information contained in Schedule 13G filed on January 29, 2010.
(4)

Based on information contained in Schedule 13D/A filed on March 23, 2010. As disclosed in such filing, SW Merger Acquisition Corp. (Parent) may be deemed to be a member of a “group” within the meaning of Section 13(d)(3) of the Exchange Act that includes WAM, TRF Master Fund (Cayman) LP, a Cayman Islands limited partnership (the “WAM Stockholder”), Water Investment Advisors (Cayman) Ltd., a Cayman Islands exempted company (the “WAM General Partner”), Matthew J. Diserio, an individual (“Mr. Diserio”), Disque D. Deane Jr., an individual (“Mr. Deane” and together with WAM, WAM Stockholder, WAM General Partner and Mr. Diserio, the “WAM Investors”), IIF Subway, and IIF Water Manager LLC, a Delaware limited liability company (“IIF GP,” and together with IIF, the “IIF Investors,” and collectively with the WAM Investors, the “Investors”). WAM Stockholder, WAM General Partner and the IIF Investors are the direct or indirect owners of Parent.   WAM is the investment manager of WAM Stockholder. Parent privately acquired an aggregate of 2,700,000 shares of our common stock on March 16, 2010 (the “Purchased Stock”), as described under “Summary of the Merger – Long-Term Infrastructure Investment.”  WAM Stockholder previously acquired 1,173,969 shares of our common stock in the public markets.  Parent expressly disclaimed beneficial ownership of any of the shares of our common stock that may be beneficially owned by the Investors (other than the Purchased Stock).  All of the information set forth in this footnote relating to Parent’s beneficial ownership of our common stock is based upon the information contained in the previously referenced Schedule 13D/A.

(5)	Appointed to the Board August 10, 2009.
(6)	Ms. Clary ceased serving as Chief Financial Officer on July 3, 2009.
(7)	Mr. Stanton ceased serving as Chief Financial Officer on January 25, 2010.

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

Our Code of Ethics for Directors and Executive Officers states that our executive officers and directors, including their family members, are charged with avoiding situations in which their personal, family or financial interests conflict with those of the Company. The Board is responsible for reviewing and approving all related person transactions between the Company and any directors or executive officers. The Compensation and Organization Committee reviews compensation related transactions with directors or executive officers (such as salary and bonus). Any request for us to enter into a transaction with an executive officer or director, or any such persons’ immediate family members or affiliates, must be presented to the Board for review and approval. In considering the proposed agreement, the Board will consider the relevant facts and circumstances and the potential for conflicts of interest or improprieties.

No director, nominee, executive officer or any member of their family had any indebtedness to the Company, any business relationship with the Company or any transaction with the Company in 2009.  No director, nominee, executive officer or any member of their family, at any time during the past three years, has been employed by any entity, including a charitable organization, that has made payments to, or received payments from, including charitable contributions, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or 2% of the other entities consolidated gross revenues reported for that fiscal year.

Director Independence

Based on information solicited from each director in the form of an annual questionnaire and upon the advice and recommendation of the Company’s Nominating and Governance Committee, the Board has determined that each of the current directors, except the President and Chief Executive Officer (Mr. Swatek), has no material relationship with SouthWest Water (either directly or as a partner, Stockholder or officer of an organization that has a relationship with the Company) and is “independent” within the meaning of the director independence standards, as currently in effect. The NASDAQ independence definition includes a series of objective tests, such as the director is not an employee of the Company and not engaged in various types of business dealings with the Company. Furthermore, the Board has determined that each of the members of the Audit, Compensation and Organization, and Nominating and Governance Committees has no material relationship with SouthWest Water (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and is “independent” within the meaning of NASDAQ’s director independence standards.

Independent director sessions of non-employee directors are held at each regularly scheduled Board meeting. The sessions are chaired by an independent director selected by the Board from time to time. Any director can request that an additional independent director session be scheduled.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountant

PricewaterhouseCoopers LLP was the Company’s independent accountant for the fiscal years ending December 31, 2008 and 2009.  The following table shows the fees billed to SouthWest Water for audit and other services provided by the accountant during those two years (in thousands).

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$1,991	$8,000
Audit Related Fees	159	—
Tax Fees	34	—

All Other Fees	—	—
Total Fees	$2,154	$8,000

Audit Fees:  2008 audit fees include $2.1 million incurred for professional services rendered in connection with the 2008 audit of the annual consolidated financial statements, for the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly condensed consolidated financial statements included in the Company’s Form 10-Q and $5.9 million for the audit fees associated with the 2008 restatement of the Company’s consolidated financial statements for 2007 and 2006.

Audit Related Fees:  Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SouthWest Water’s consolidated financial statements and are not reported under “Audit Fees.” These services include additional internal control assessments related to information technology and merger transaction due diligence support.

Tax Fees:  Consist of fees billed for professional services for tax consulting and advice.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits: See Exhibit Listing for a list of exhibits filed as part of the Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SOUTHWEST WATER COMPANY (REGISTRANT)

By:	/s/ MARK A. SWATEK
Mark A. Swatek
Chief Executive Officer and President

By:	/s/ BEN SMITH
Ben Smith
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2010

EXHIBIT LISTING

Exhibit Number		Exhibit Description

31.1	*	Section 302 Certification of Mark A. Swatek
31.2	*	Section 302 Certification of Ben Smith
32.1	*	Section 906 Certification of Mark A. Swatek
32.2	*	Section 906 Certification of Ben Smith

*                                           Filed herewith