Form 10-Q
period 2010-03-31
SOUTHWEST WATER CO
filed 2010-05-10
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010

Common Stock, $.01 par value per share	27,518,707 shares

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In thousands)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$815	$2,874
Accounts receivable, net	25,454	26,968
Prepaid expenses and other current assets	13,378	12,909
Total current assets	39,647	42,751

Property, plant and equipment, net	312,747	313,716
Other assets:
Goodwill	16,434	16,434
Intangible assets	2,880	2,966
Other assets	24,307	24,228
Total assets	$396,015	$400,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,059	$14,130
Current portion of long-term debt	2,216	2,171
Other current liabilities	19,301	21,213
Total current liabilities	33,576	37,514
Other liabilities and deferred credits:
Long-term debt, less current portion	140,990	152,820
Deferred income taxes	12,931	13,100
Advances for construction	8,681	8,784
Contributions in aid of construction	53,408	53,841
Other liabilities and deferred credits	18,629	18,122

Commitments and contingencies

Stockholders’ equity:
Preferred stock	458	458
Common stock	275	249
Additional paid-in capital	164,575	148,407
Accumulated deficit	(37,508)	(33,200)
Total stockholders’ equity	127,800	115,914
Total liabilities and stockholders’ equity	$396,015	$400,095

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	March 31,

(In thousands, except per share data)	2010	2009
Operating revenue	$46,846	$50,092
Expenses:
Operating expenses	45,312	49,907
Depreciation and amortization	3,867	3,833
Total operating expenses	49,179	53,740
Operating loss	(2,333)	(3,648)
Other income (expense):
Interest expense	(2,370)	(1,887)
Interest income	33	36
Loss from continuing operations before income taxes	(4,670)	(5,499)
Benefit from income taxes	(1,742)	(2,094)
Loss from continuing operations	(2,928)	(3,405)
Income from discontinued operations, net of tax	—	172
Net loss	(2,928)	(3,233)
Preferred stock dividends	(6)	—
Net loss applicable to common stockholders	$(2,934)	$(3,233)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.12)	$(0.14)
Income from discontinued operations	—	0.01
Net loss applicable to common stockholders	$(0.12)	$(0.13)

Weighted average common shares outstanding:
Basic	25,105	24,600
Diluted	25,105	24,600

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
(In thousands)

Balance - December 31, 2009	9	$458	24,887	$249	$148,407	$(33,200)	$115,914

Net loss	—	—	—	—	—	(2,928)	(2,928)

Restricted stock awards cancelled	—	—	(94)	(1)	1	—	—

Common stock issuance	—	—	2,700	27	16,092		16,119

Common stock issuances from employee benefit plans, net of repurchases	—	—	20	—	134	—	134

Share-based compensation	—	—	—	—	(59)	—	(59)

Cash dividends declared:

Preferred stock - $0.66 per share	—	—	—	—	—	(6)	(6)

Common stock - $0.05 per share	—	—	—	—	—	(1,374)	(1,374)

Balance - March 31, 2010	9	$458	27,513	$275	$164,575	$(37,508)	$127,800

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Cash flows from operating activities of continuing operations:
Net loss	$(2,928)	$(3,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	(172)
Depreciation and amortization	3,867	3,833
Deferred income taxes	(1,922)	974
Provision for doubtful accounts	45	408
Share-based compensation expense	(59)	80
Post-vest cancellations of non-qualified stock options	—	(118)
Loss on disposal of property, plant & equipment	106	—
Other, net	220	63
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	1,469	59
Other current assets	1,284	(948)
Other assets	(204)	171
Accounts payable	(1,396)	(369)
Other current liabilities	(1,912)	1,720
Other liabilities	(70)	1,144
Net cash provided by (used in) operating activities	(1,500)	3,612

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(3,297)	(3,843)
Proceeds from sales of equipment	2	—
Net cash used in investing activities	(3,295)	(3,843)

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	4,700	5,500
Repayments under lines of credit	(16,200)	—
Payments on long-term debt	(553)	(644)
Capital improvement reimbursements	324	210
Proceeds of stock issuance	16,200	—
Proceeds from employee benefit plan stock issuances, net of repurchases	134	—
Contributions in aid of construction	—	71
Dividends paid	(1,380)	(629)
Repayment of advances for construction	(370)	—
Deferred financing costs	(119)	(753)
Net cash provided by financing activities	2,736	3,755

Cash flows from discontinued operations:
Operating activities	—	(1,990)
Investing activities	—	(143)
Financing activities	—	78
Net cash used in discontinued operations	—	(2,055)

Net increase (decrease) in cash and cash equivalents	(2,059)	1,469
Cash and cash equivalents at beginning of period	2,874	1,112
Cash and cash equivalents at end of period	$815	$2,581

See accompanying notes to condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated interim financial statements of SouthWest Water Company are unaudited. We believe the interim financial statements are presented on a basis consistent with the audited consolidated financial statements for the year ended December 31, 2009 and include all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for such interim periods. Unless context indicates otherwise, references to “we”, “us”, “our”, the “Company” or SouthWest Water” mean SouthWest Water Company and its subsidiaries.

The December 31, 2009 condensed consolidated balance sheet data were derived from the audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s (“SEC”) rules and regulations for interim financial reporting. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and related notes included in our 2009 Annual Report on Form 10-K. Our businesses are seasonal because they are affected by weather; as a result, operating results for interim periods are not necessarily predictive of the operating results for any other interim period or for the full year.

Merger Agreement and Long-Term Infrastructure Investment

On March 2, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with SW Merger Acquisition Corp. (“Parent”) and SW Merger Sub Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are jointly owned by IIF Subway Investment LP and USA Water Services, LLC, which are sponsored by J.P. Morgan IIF Acquisitions LLC and Water Asset Management, LLC.  Under the terms of the Merger Agreement, all of our outstanding common stock would be converted into a right to receive $11.00 per share in cash.  The completion of the merger is subject to customary closing conditions, including stockholder approval and regulatory notice and approvals.

If the Merger Agreement is adopted by our stockholders and all closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of Parent. Upon completion of the merger, our common stock will cease to be traded on the NASDAQ Global Select Market and we will no longer be a publicly held corporation.  The Merger Agreement contains restrictions on our operations prior to the closing of the merger, including restrictions related to capital expenditures, the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital transactions.

In connection with the Merger Agreement, we entered into a Securities Purchase Agreement and Investor Rights Agreement (collectively, the “Investment Agreements”).  Pursuant to the Investment Agreements, Parent purchased 2,700,000 shares of our common stock (the “Purchased Stock”) at a price of $6.00 per share, for an aggregate purchase price of $16.2 million and we incurred related specific incremental transactional costs of $0.1 million.  As permitted under the terms of the Investment Agreements, the Company applied the proceeds derived from the sale of the Purchased Stock to reduce our revolving line of credit, the borrowings of which are used for capital expenditures and working capital purposes.  The Investment Agreements entitle Parent to appoint a designee to serve on our board of directors (which right Parent has not exercised to date), and also to certain registration rights with respect to the Purchased Stock in the event of the termination of the Merger Agreement.  The Investment Agreements restrict Parent’s ability to sell or otherwise transfer the Purchased Stock prior to the earlier of the consummation or termination of the Merger Agreement.  Except as contemplated by the Merger Agreement, Parent and Merger Sub are also prohibited from acquiring any additional shares of our common stock until the termination of the Merger Agreement.

As the offering and sale of the Purchased Stock pursuant to the Investment Agreements was not registered under the Securities Act of 1933 or applicable state securities laws, the Purchased Stock may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Recent Accounting Pronouncements

We only discuss recent accounting pronouncements that will or could have a significant effect on our financial statements or disclosures currently or in the near term.

In February 2010, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (ASU No. 2010-09). Among other amendments to Topic 855, ASU No. 2010-09 reiterates that SEC filers are required to evaluate subsequent events through the date the financial statements have been issued and eliminates the requirement that SEC filers disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective upon issuance. Adoption of ASU No. 2010-09 had no impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 became effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. Adoption of the currently effective provisions of ASU No. 2010-06 had no impact on our consolidated financial statements. Presently, we are assessing what impact, if any, Level 3 disclosure requirements regarding gross presentation of purchases, sales, issuances and settlements will have on our consolidated financial statements.

Other Comprehensive Income

We had no accumulated other comprehensive income as of March 31, 2010 and December 31, 2009.

Accounting Adjustments Impacting Other Periods

For the quarter ended March 31, 2010 we recorded a $0.1 million expense, net of tax, related to prior periods. Management has determined that the effect of recognizing this adjustment is not material to our results of operations for the three months ended March 31, 2010 or for any prior period.

Fair Value Measurements

We use a valuation hierarchy for disclosures of fair value measurement. The three levels are defined as follows:

•                  Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•                  Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•                  Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

Our revolving credit facility and long-term debt with aggregate book values of $143.2 million and $155.0 million had fair values of approximately $134.7 million and $145.5 million at March 31, 2010 and December 31, 2009, respectively.  The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities (Level 2). The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments (Level 1). At March 31, 2010 and December 31, 2009, we had no derivative financial instruments, hedging activities, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks.

Note 2.        Dispositions

As more fully described in Note 4, “Commitments and Contingencies - Legal Proceedings”, as part of a settlement of eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”), we completed the sale of NMUI in May 2009.  As of March 31, 2010 and December 31, 2009, no assets were held for sale.

The results of operations of our NMUI operations have been reclassified as discontinued operations for the three months ended March 31, 2009 in the consolidated statements of operations and are summarized as follows:

Three months ended
March 31, 2009
(In thousands)
Operating revenue	$2,304

Operating expenses	1,851

Operating income	453

Interest expense	(189)

Income before taxes	264

Provision for income taxes	92

Income from discontinued operations, net of tax	$172

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.        Long-Term Debt

Long-term debt consists of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In thousands)	2010	2009

Revolving credit facility	$63,000	$74,500

6.85% convertible subordinated debentures due 2021	11,787	11,839

Capital leases	3,136	3,138

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	9,304	9,497
5.77% fixed rate term loan due 2022	640	654
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000

Economic Development Revenue Bonds:
6.0% series 1998A due 2018	1,690	1,690

Acquisition-related indebtedness and other	78	78
Total long-term debt payment obligations	142,635	154,396
Unamortized Monarch term loan fair value adjustments	571	595
Total long-term debt	143,206	154,991
Less current portion of long-term debt	(2,216)	(2,171)
Long-term debt, less current portion	$140,990	$152,820

Our revolving line of credit reflects a credit agreement with several lenders, including Bank of America as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West, Citibank and Union Bank of California (the “Bank Group”). The credit agreement provides for a $110.0 million revolving credit facility.

We pay commitment fees under the facility and must maintain customary financial ratios, prescribed cash flow results and meet other restrictive covenants. We were not in compliance with certain covenants due to our failure to timely file our March 31, 2009 and June 30, 2009 Quarterly Reports on Form 10-Q.  In addition, we were in violation of our debt-to-capitalization ratio at March 31, 2009. However, we received amendments from the Bank Group which waived existing and anticipated defaults, primarily granting additional time to complete our financial filings and waiving the debt-to-capitalization ratio for the periods of non-compliance. The May 28, 2009 amendment secured the facility with substantially all assets of the Company not previously encumbered and significantly increased our borrowing margins. Fees and expenses charged by the Bank Group for all the amendments were $3.4 million, of which $0.1 million was incurred during the three months ended March 31, 2010. These fees were capitalized and are being amortized over the remaining life of the facility which extends through February 2013.

Borrowings under the credit facility bear interest, at our option, based on either a margin over the designated LIBOR rate or the prime rate. As of March 31, 2010 our debt-to-capitalization ratio is 54%; therefore, the applicable margins are 3.50% over the LIBOR rate and 2.50% over the prime rate. The margins decline on a sliding scale as our debt-to-capitalization ratio improves. The weighted average annual interest rates, excluding bank amendment and waiver fees, on all credit facility borrowings outstanding were 4.2% as of March 31, 2010 and 4.3% as of December 31, 2009.

As of March 31, 2010, we had irrevocable standby letters of credit in the amount of $5.0 million issued and outstanding under our revolving credit facility and our available borrowing capacity was $42.0 million.

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.        Commitments and Contingencies

Legal Proceedings

Class Action Litigation

Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases: On November 26, 2008, an alleged purchaser of our publicly traded common stock filed a securities class action lawsuit in the United States District Court for the Central District of California. The complaint generally alleges that from May 10, 2005 through November 9, 2008, we made false statements or omitted to state facts necessary to make our disclosures not misleading. Five additional and substantially similar cases were filed in the same court.  On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs.  On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel. Pursuant to stipulation of the parties, the lead plaintiff on October 15, 2009, filed a consolidated complaint. On January 12, 2010, the Company filed a motion to dismiss the consolidated amended complaint on the grounds that it failed to allege a valid claim and a motion for partial summary judgment on certain claims alleged in it on the grounds that the plaintiffs lack standing to bring those claims.  On March 8, 2010, the plaintiffs filed oppositions to the Company’s motions.  On April 15, 2010, the Company filed reply briefs in support of its motions.  A hearing on the motions is scheduled for May 17, 2010. The Company is defending against the amended complaints as of this date and no final complaint is on file. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases: On January 2, 2009, an alleged shareholder of our publicly traded common stock filed a shareholder derivative case, alleging breach of fiduciary duty arising from the announcement of our intent to restate financial statements against certain present and former members of our Board of Directors. Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009. The cases were consolidated on May 19, 2009. The lead plaintiff by stipulation of the parties filed a consolidated complaint on October 8, 2009. On December 7, 2009, the Company filed a demurrer to the consolidated complaint on the grounds that the consolidated complaint failed to allege sufficient facts to state a valid cause of action and failed to allege facts showing that presuit demand on the board of directors should be excused as futile.  On January 21, 2010, the plaintiffs filed an opposition to the demurrer.  On March 4, 2010, the plaintiffs filed an amended consolidated complaint to add claims on behalf an alleged class of the Company’s shareholders related to the proposed merger.  On April 2, 2010, the plaintiffs filed a motion to consolidate the four class action suits pending in the Los Angeles Superior Court related to the proposed merger.  On April 2, 2010, the Company filed a motion to sever the alleged class action claims related to the proposed merger from the amended consolidated complaint and a demurrer to the entire complaint on the grounds that the consolidated complaint failed to allege sufficient facts to state a valid cause of action and failed to allege facts showing that presuit demand on the board of directors should be excused as futile.  On April 2, 2010, the Company also filed an opposition to the motion to consolidate.  On April 15, 2010, the court denied the plaintiffs’ motion to consolidate.  On April 20, 2010, the plaintiffs filed oppositions to the motion to sever and demurrer.  On April 27, 2010, the Company filed replies in support of the motion to sever and demurrer.  On May 3, 2010, the plaintiffs agreed to sever and dismiss without prejudice claims on behalf of an alleged class of the Company’s shareholders related to the proposed merger from the amended consolidated complaint.  On May 4, 2010, the court entered an order dismissing without prejudice claims on behalf an alleged class of the Company’s shareholders related to the proposed merger from the amended consolidated complaint.  Also on May 4, 2010, the court sustained the Company’s demurrer to the amended consolidated complaint and gave the plaintiffs 20 days to file a further amended complaint. The Company is defending against the amended complaints as of this date and no final complaint is on file. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Litigation Related to the Merger Agreement

We are aware of seven purported class action lawsuits related to the proposed merger filed against the Company, some or all of our directors, Parent, and Merger Sub in the Superior Court of the State of California, County of Los Angeles, the Court of Chancery of the State of Delaware, or the United States District Court for the Central District of California.

The complaints are substantially similar and allege, among other things, that the merger proposed under the Merger Agreement is the product of a flawed process and that the consideration to be paid to our stockholders in the merger would be unfair and inadequate. The complaints further allege, among other things, that our officers and directors breached their fiduciary duties by, among other things, taking actions designed to deter higher offers from other potential acquirers and failing to maximize the value of SouthWest Water stock for the benefit of our stockholders. The complaints further allege that Parent and Merger Sub aided and abetted the actions of our officers and directors in breaching their fiduciary duties. The complaints seek, among other relief, an injunction preventing consummation of the merger, an order rescinding the merger or any of the terms of the merger to the extent already implemented, costs and disbursements of the lawsuits, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper. The Company will defend itself against the purported lawsuits. Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

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

In addition, in January 2007, the ABCWUA and the City of Rio Rancho, a home-rule municipal corporation, as Petitioners, filed a Petition for Condemnation against NMUI and others, as defendants, in the Court (the “Petition”). The Petition sought to acquire, by condemnation, all of the assets of NMUI, including all real property, through the stated power of eminent domain. The Petition also alleged that the Petitioners need to acquire the NMUI assets for the public purposes of providing water and wastewater services to NMUI customers and that the acquisition of NMUI is necessary, appropriate and in the public interest. The Company contested the Petition.

In October 2008, the Company attempted to settle the sewer rate and return flow credit issues with an $8.0 million cash offer. The settlement offer was not accepted by ABCWUA.

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 29, 2009, NMUI and the ABCWUA entered into a Settlement, Arbitration Award, and Acquisition Agreement (the “Agreement”) to resolve all outstanding claims, demands and existing lawsuits between them. Under the Agreement, the ABCWUA acquired certain of the assets of NMUI necessary for the ABCWUA to own, operate and maintain the water and wastewater system of NMUI in settlement of condemnation. In consideration of the assets acquired, the ABCWUA agreed to pay to NMUI at the Closing as full, final and complete consideration the sum of: (i) $60.0 million; (ii) an amount equal to the NMUI accounts receivable at the date of Closing; and (iii) an amount equal to the unbilled services at the date of Closing. The Agreement closed on May 8, 2009.

NMUI also received the right to customer billings previously placed into escrow. The total amount received by the Company on May 12, 2009 from these escrow funds was $0.9 million.

In addition, the settlement resolves all other legal issues between NMUI and ABCWUA, including the dispute over the sewer fee the ABCWUA charged NMUI for the treatment of wastewater and the ownership of the return flow credits from that treated wastewater, as well as all other disputed amounts of the ABCWUA. As part of the settlement, NMUI agreed to pay $7.0 million to the ABCWUA at the time of closing to resolve the sewer fee issue. This amount was accrued prior to the closing of the Agreement.

Net cash proceeds from settlement were $53.9 million and the resulting gain, net of direct transactional costs of $0.1 million, was $26.1 million.  Substantially all of the utility plant assets of NMUI were pledged as collateral for $12.3 million in first mortgage bonds with an original maturity of 2024 and related accrued interest.  We repaid these bonds in full, including accrued interest of $0.3 million. The remaining cash proceeds of $41.6 million were used to pay the balance of liabilities of NMUI, and to pay down our revolving credit facility. The sale reflects a $107.2 million reduction in assets, offset by a reduction in liabilities of $79.5 million, which includes a $69.0 million reduction in contributions in aid of construction.

Investigations

On May 18, 2005, the Environmental Protection Agency (“EPA”) executed a search warrant at our Texas-based testing laboratory and on July 20, 2006 the laboratory received a subpoena to provide additional records and information to a grand jury. We have cooperated fully with the EPA’s investigation and have provided the records requested. We remain in close cooperation and coordination with both Department of Justice (“DOJ”) and EPA’s counsel in an attempt to resolve the matter favorably. In April 2009, we submitted our formal request that the DOJ not pursue criminal sanctions. By letter dated November 10, 2009, that request was granted. Civil action by the government is still possible but we have not been made aware that any action will be pursued. As a result, no amounts have been accrued related to any possible civil fines, penalties or liabilities.

We received a letter dated January 28, 2008 from the California State Water Resources Control Board Office of Enforcement (the “Board”). The letter indicated that the Board has conducted an investigation of the operations of one of our subsidiaries with respect to various California wastewater treatment facilities which are operated, but not owned, by the subsidiary. The Board alleges that the subsidiary has violated certain provisions of the California Water Code and may be subject to civil administrative liability in excess of $15.0 million, and possible administrative action against the subsidiary’s status as a contract operator in California.  Since receipt of the letter, we have conducted an internal investigation and worked in cooperation with the Board to resolve the matter favorably. We have reached a preliminary settlement, requiring that we implement an acceptable compliance program valued at $0.5 million and pay fines and penalties of up to $0.75 million, all of which we have accrued.

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

In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and certain water entities, including our California water utility. As a result of this settlement agreement, we have received payments during the last several years, and we continued to receive payments until the completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination. The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were $0.1 million for the three months ended March 31, 2009 and were recorded as contributions in aid of construction. There were no contributions for the three months ended March 31, 2010. On April 20, 2010 a mediation was conducted at which the parties resolved all outstanding issues without further costs to our California water utility, essentially ending all disputes.

Other Matters

We are also involved in other routine legal and administrative proceedings arising during the ordinary course of business. We believe that the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  Any related legal costs are expensed when incurred.

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Numerators—Net loss applicable to common stockholders:
Loss from continuing operations	$(2,928)	$(3,405)
Less preferred stock dividends	(6)	–
Loss from continuing operations applicable to common stockholders	(2,934)	(3,405)
Income from discontinued operations, net of tax	-	172
Loss applicable to common stockholders	$(2,934)	$(3,233)

Denominators—
Basic weighted average common shares outstanding	25,105	24,600
Diluted weighted average common shares outstanding	25,105	24,600

The Company has $11.8 million of 6.85% fixed-rate convertible subordinate debentures outstanding as March 31, 2010. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares at March 31, 2010. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 6.        Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Cash paid during the period for:
Interest	$2,155	$1,677
Income taxes paid	11	67
Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction
conveyed to Company by developers	$88	$—

Note 7.        Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

We have a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. As of March 31, 2010, there are 3.7 million shares authorized for issuance under the plan, of which 0.7 million shares remain available for issuance. However, under the terms of the Merger Agreement, we have agreed that we will not issue any additional shares of common stock or other equivalent interest until the consummation of the Merger, at which time the plan will be terminated.

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.        Segment Information

The Company’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through its operating subsidiaries, the Company owns 144 systems and operates hundreds more under contract to cities, utility districts and private companies. The Company has four reporting segments. The Company separates its segments first by whether it owns the utility or provides contract services to others. Its owned water and wastewater utilities are referred to as its Utilities operations. In its financial statements the Company reports its Texas Utilities operations as a separate reporting segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through rates it charges. The Company’s contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

The following table presents information about the operations of each segment for the three-month periods ended March 31, 2010 and 2009:

		Texas	O&M	Texas MUD		Consol-
(In thousands)	Utilities	Utilities	Services	Services	Corp.(1)	idated
Three Months Ended March 31, 2010

Revenue	$13,223	$8,675	$9,047	$15,901	$—	$46,846

Expenses:
Operations and maintenance	8,682	6,571	8,827	15,484	5,748	45,312
Depreciation and amortization	2,045	1,180	147	179	316	3,867
Total expenses	10,727	7,751	8,974	15,663	6,064	49,179

Operating income (loss)	2,496	924	73	238	(6,064)	(2,333)

Interest expense(2)	(400)	(624)	(24)	(83)	(1,239)	(2,370)
Interest income	30	3	—	—	—	33
Income (loss) from continuing
operations before income taxes	$2,126	$303	$49	$155	$(7,303)	$(4,670)

		Texas	O&M	Texas MUD		Consol-
	Utilities	Utilities	Services	Services	Corp.(1)	idated
Three Months Ended March 31, 2009

Revenue	$13,379	$8,591	$9,147	$18,975	$—	$50,092

Expenses:
Operations and maintenance	8,388	5,052	8,877	18,327	9,263	49,907
Depreciation and amortization	1,953	1,160	133	214	373	3,833
Total expenses	10,341	6,212	9,010	18,541	9,636	53,740

Operating income (loss)	3,038	2,379	137	434	(9,636)	(3,648)

Interest expense(2)	(460)	(587)	(90)	(77)	(673)	(1,887)
Interest income	27	4	1	3	1	36
Income (loss) from continuing
operations before income taxes	$2,605	$1,796	$48	$360	$(10,308)	$(5,499)

(1)       Reflects corporate headquarters, general and administrative expenses and interest expense, net of interest income charged on intercompany debt.

(2)       Segment interest expense includes inter-segment interest expense or income on related inter-segment payables and receivables.

Note 9.        Subsequent Events

Monarch Utilities, Inc. (“Monarch”), a Texas utility company, filed a rate increase application with the TCEQ in July 2007 which resulted in an all party settlement on December 12, 2008 which provided for a 2-year phase-in of the settled rates.  Monarch also agreed to provide a market valuation for and to negotiate the sale of our Blue Mound, Texas; Kyle, Texas; and Southmayd, Texas water and wastewater assets to the respective municipalities.  Management discussed the sale with officials of each city; however, as of March 31, 2010 no terms had been agreed upon.  In April

SOUTHWEST WATER COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2010, Blue Mound and Southmayd provided purchase proposals and management now believes that sale agreements may be reached with these two municipalities for the respective assets. Any such sale will be contingent upon the municipalities’ raising financing and will require the approval of the Parent, Monarch’s lender and the TCEQ.  Should agreements be reached on the proposals provided, the sale transactions may be consummated by the end of 2010.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of SouthWest Water Company and is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the financial statements included in this report. This MD&A also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “belief,” “expect,” “estimate,” “project,” “plan,” “intend,” “continue,” “predict,” “may,” “will,” “should,” “strategy,” “will likely result,” “will likely continue,” and similar expressions are generally intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. Other than as required by applicable law, we undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events, or otherwise.

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

Merger Agreement and Long-Term Infrastructure Investment

On March 2, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with SW Merger Acquisition Corp. (“Parent”) and SW Merger Sub Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are jointly owned by IIF Subway Investment LP and USA Water Services, LLC, which are sponsored by J.P. Morgan IIF Acquisitions LLC and Water Asset Management, LLC.  Under the terms of the Merger Agreement, all of our outstanding common stock would be converted into a right to receive $11.00 per share in cash.  The completion of the merger is subject to customary closing conditions, including stockholder approval and regulatory notice and approvals.

If the Merger Agreement is adopted by our stockholders and all closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of Parent. Upon completion of the merger, our common stock will cease to be traded on the NASDAQ Global Select Market and we will no longer be a publicly held corporation.  The Merger Agreement contains restrictions on our operations prior to the closing of the merger, including restrictions related to capital expenditures, the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital transactions.

In connection with the Merger Agreement, we entered into a Securities Purchase Agreement and Investor Rights Agreement (collectively, the “Investment Agreements”).  Pursuant to the Investment Agreements, Parent purchased 2,700,000 shares of our common stock (the “Purchased Stock”) at a price of $6.00 per share, for an aggregate purchase price of $16.2 million and we incurred related specific incremental transactional costs of $0.1 million.  As permitted under the terms of the Investment Agreements, the Company applied the proceeds derived from the sale of the Purchased Stock to reduce our revolving line of credit, the borrowings of which are used for capital expenditures and working capital purposes.  The Investment Agreements entitle Parent to appoint a designee to serve on our board of directors (which right Parent has not exercised to date), and also to certain registration rights with respect to the Purchased Stock in the event of the termination of the Merger Agreement.  The Investment Agreements restrict Parent’s ability to sell or otherwise transfer the Purchased Stock prior to the earlier of the consummation or termination of the Merger Agreement.  Except as contemplated by the Merger Agreement, Parent and Merger Sub are also prohibited from acquiring any additional shares of our common stock until the termination of the Merger Agreement.

As the offering and sale of the Purchased Stock pursuant to the Investment Agreements was not registered under the Securities Act of 1933 or applicable state securities laws, the Purchased Stock may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

Segments

We separate our four reporting segments first by whether we own the utility or provide contract services to others. Our owned water and wastewater utilities are referred to as our Utilities operations (“Utilities”). In our financial statements the Company reports our Texas Utilities operations (“Texas Utilities”) as a separate reporting segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through rates it charges. Our contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

Utilities consist of our owned water and wastewater utilities located in California, Alabama, and Mississippi. In previous periods, the utilities segment included the business activities of our New Mexico Utility (“NMUI”) that was sold on May 8, 2009. The NMUI activities are now included in discontinued operations for all periods presented. See “Note 2 - Dispositions” included in Item 1 — “Financial Statements” for the summary of the historical results of discontinued operations. Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 94% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities. Except for some of our Alabama wastewater rates which are governed by our service agreements; the rates our utilities charge are subject to the approval of state regulatory agencies. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year. Our Utilities operations require ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as the opportunity for revenue growth from rate increases and new connections.

Texas Utilities consists of 123 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas and one small system in Oklahoma. Residential customers represent approximately 98% of our Texas water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility, known as Monarch Utilities, with a single tariff. The Monarch systems, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and, as a result, the Texas Utilities have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations for these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable rate of return on investment, we expect to aggregate this segment with our Utilities segment.

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

Impacts to Results of Operations 2010 and 2009

Utilities & Texas Utilities: Our Utilities segments’ results of operations are influenced by factors that are similar to the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section in Part 1, Item 1A, in our 2009 Annual Report on Form 10-K. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                  Growth related: Growth in our utilities segments is generally characterized by the following drivers: 1) growth in the number of connections served within existing utility certified service areas and 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built-out system that does not generally see much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction in the past (ranging from 2% to 8% annual growth). We have seen this significantly decline with growth averaging less than 1% across all systems throughout 2009 and the first three months of 2010.

•                  Rate related: Each of our utilities will increase rates from time to time to recover expenses and realize a return on invested capital as allowed by the regulator or governing contract. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. Our California utility benefited from a 1.5% step-rate increase implemented January 1, 2010. Our Texas Utilities benefited from step-rate increases at one utility in late 2009 and two in the first quarter of 2010. In Alabama our Shelby County and Riverview wastewater utilities have contractual agreements with the local government that provide us with the ability to request rate increases annually. Accordingly, we requested and received increases in January 2010 of 10.8% at our Shelby County utility and an approximate 2.5% increase at our Riverview utility.

•                  Demand related: The demand for our water, a major driver of our operating results, reflects seasonal rainfall and temperature fluctuations, which vary not only season to season, but from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of abnormally low water use. This can occur during abnormal weather conditions, such as when temperatures are cooler than normal, when there is greater than normal precipitation, during mandatory restrictions on water use because of drought, consumer conservation and socio-economic events. Demand related changes often impact both the revenue of the utility and the cost of production. We experienced lower demand at our California utility in the first three months of 2010, largely due to weather but also due to conservation.

•                  Supply related: The cost of water and related commodities is a major driver of our results. Utilities that pump and purchase water are subject to changes in operations due to the amount and cost of that water. Pumped and purchased water supply changes are typically driven by longer term climate issues such as extended drought but can also be driven by short-term maintenance needs. In California the unit cost of water increased in the first three months of 2010. This is related to the increased price of Metropolitan Water District and other supply purchases and the increased cost of locally produced  water following the Main San Gabriel Watermaster action of lowering the safe yield in the basin and raising the rate for replacement water for water pumped in excess of water rights held. This caused an additional increase in cost of pumped and purchased water sources. It should be noted that in California pricing changes from price levels adopted in rate cases receive balancing account treatment and the cost variance is deferred and charged or credited to customers in a future period at cost. However, due to reduced demand in the first three months of 2010, we pumped and purchased less water resulting in lower supply costs.

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

•                  General & Administrative related: Our general and administrative costs include management expenses directly incurred by the segment as well as costs for services performed by centralized support functions that are allocated to each segment. These support function costs include IT, shared financial services, and environmental health and safety. We anticipate that in the near term we will continue to experience higher costs due to the remediation of our material internal control weaknesses (see “Item 4 — Controls and Procedures” for a detailed discussion of our material internal control weaknesses.

•                  Other: Other is reserved for unusual items that may impact results from time to time.

O&M Services Segment: Our O&M Services segment results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                  Contract growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in the first three months of 2010 has been from new contracts and expanding the scope of work provided to existing customers.

•                  Lost work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. The primary driver, in the first quarter of 2010, was reduced project work.

•                  General & administrative related: Our general and administrative costs include management expenses directly incurred by the segment as well as costs for services performed by centralized support functions that are allocated to each segment. These support function costs include IT, shared financial services and environmental health and safety.

•                  Other:  Other is reserved for unusual items that may impact results from time to time.

Texas MUD Services Segment: Our Texas MUD Services segment’s results of operations are influenced by contract growth or loss and changes in contract scope:

•                  Contract growth: New contracts, additional project work and contract price increases are offset by lost contracts, reductions in project work, or a reduction in other ancillary services such as new taps and inspection services for new home construction. We lost a number of contracts between March 31, 2009 and March 31, 2010 due to increased competition in our service territories.

•                  General & administrative related: Our general and administrative costs include expenses directly incurred by the segment such as management expense as well as costs for services performed by centralized support functions that are then allocated to each segment. These support costs include information technology costs, shared financial services and environmental health and safety.

•                  Other:  Other is reserved for unusual items that may impact results from time to time.

Corporate Segment: Our corporate segment includes costs related to executive management, investor relations, human resources, general legal and insurance and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation. In the first quarter of 2010, costs were primarily impacted by expenses associated with our proposed Merger Agreement and severance expenses.

Discontinued Operations

As discussed in Note 2, “Dispositions” in Part I, Item 1 “Financial Statements”, we completed the sale of NMUI in May 2009 and the operating results of NMUI are included in discontinued operations for the three months period ended March 31, 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 Compared to 2009

Consolidated operating revenue decreased $3.2 million, or 6.5%, to $46.8 million for the three-month period ended March 31, 2010 from $50.1 million for the same period in the prior year. Consolidated operating expenses decreased $4.6 million, or 8.5%, to $49.2 million for the three-month period ended March 31, 2010 from $53.7 million for the 2009 period. Resulting operating loss decreased $1.3 million to a loss of $2.3 million for the three-month period ended March 31, 2010, from an operating loss of $3.6 million for the same period in the prior year.  The first quarter of 2010 operating loss includes the impact of $1.2 million of costs associated with proposed Merger Agreement, as well as other costs described below while the 2009 operating loss includes $5.3 million of costs associated with the restatement process.

	Three Months Ended March 31,			Percent of Revenue
	2010	2009	Increase (Decrease)	2010	2009
(In thousands)

Utilities

Operating Revenue	$13,223	$13,379	$(156)
Operating Expense	10,727	10,341	386	81.1%	77.3%
Operating Income	$2,496	$3,038	$(542)	18.9%	22.7%

Texas Utilities

Operating Revenue	$8,675	$8,591	$84
Operating Expense	7,751	6,212	1,539	89.3%	72.3%
Operating Income	$924	$2,379	$(1,455)	10.7%	27.7%

O&M Services

Operating Revenue	$9,047	$9,147	$(100)
Operating Expense	8,974	9,010	(36)	99.2%	98.5%
Operating Income	$73	$137	$(64)	0.8%	1.5%

Texas MUD Services

Operating Revenue	$15,901	$18,975	$(3,074)
Operating Expense	15,663	18,541	(2,878)	98.5%	97.7%
Operating Income	$238	$434	$(196)	1.5%	2.3%

Corporate

Operating Revenue	$—	$—	$—
Operating Expense	6,064	9,636	(3,572)
Operating Loss	$(6,064)	$(9,636)	$3,572

Total

Operating Revenue	$46,846	$50,092	$(3,246)
Operating Expense	49,179	53,740	(4,561)	105.0%	107.3%
Operating Loss	$(2,333)	$(3,648)	$1,315	(5.0%)	(7.3%)

Utilities

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended March 31, 2009	$13,379	$10,341	$3,038
Rate related	262	—
Demand related	(564)	—
Balancing account	146	146
Supply related	—	(446)
O&M related	—	272
G&A related	—	238
Other	—	176
Three months ended March 31, 2010	$13,223	$10,727	$2,496

Operating revenue decreased $0.2 million, or 1.2%, to $13.2 million for three months ended March 31, 2010 from $13.4 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Rate related: A $0.3 million increase due to rate increases in California and Alabama, of which approximately half is due to our California utility implementing a step rate increase in January 2010 and the remainder is primarily due to rate increases in our Shelby County and Riverview utilities.

•                   Demand related: A $0.6 million decrease primarily due to lower consumption at our California utility resulting from higher precipitation in the first quarter of 2010 compared to the first quarter of 2009 and from continuing customer conservation efforts.

•                   Balancing account: A $0.1 million increase related to balancing account surcharges approved by the CPUC and collected in California to recover certain deferred water supply costs which is offset by the same amount in balance account expenses. No return is earned on surcharges.

Operating expenses increased $0.4 million, or 3.7%, to $10.7 million for the three months ended March 31, 2010, from $10.3 million for same period in the prior year.  The net increase was primarily due to the following events:

•                   Balancing account: A $0.1 million increase in costs recognized related to the balancing account surcharges described above.

•                   Supply related: A $0.4 million decrease primarily due to lower volume of delivered water in California.

•                   O&M related: A $0.3 million increase primarily due to an increase in depreciation expense resulting from capital additions, and from higher repairs and maintenance expenses and vehicle costs.

•                   G&A related: A $0.2 million increase primarily due to increases in salaries and wages and insurance expenses.

•                   Other: A $0.2 million increase due to legal fees and severance expenses.

As a result of the above events, operating income decreased $0.5 million, to $2.5 million for the three months ended March 31, 2010, from $3.0 million for the same period in the prior year.

Texas Utilities

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended March 31, 2009	$8,591	$6,212	$2,379
Growth related	115	—
Rate related	79	—
Demand related	(110)	—
O&M related	—	940
G&A related	—	599
Three months ended March 31, 2010	$8,675	$7,751	$924

Operating revenue increased $0.1 million, or 1.0%, to $8.7 million for three months ended March 31, 2010 from $8.6 million for the same period in the prior year. The net increase was primarily due to the following events:

•                   Growth related: A $0.1 million increase primarily due to an increase in connection count and tap fees.

•                   Rate related: A $0.1 million increase primarily due to a step-rate increase in rates at two of our utilities.

•                   Demand related: A $0.1 million decrease due to lower volume of delivered water as a result of more normalized weather patterns in the first quarter of 2010 compared to hotter and drier climatic conditions in the corresponding period of 2009.

Operating expenses increased $1.5 million, or 24.8%, to $7.8 million for the three months ended March 31, 2010, from $6.2 million for the same period in the prior year.  The increase was primarily due to the following events:

•                   O&M related: A $0.9 million increase primarily due to higher repairs and maintenance costs, increases in salaries and wages associated with increased personnel in operations, higher fuel and supply costs, and the retirement of a well and a tank.

•                   G&A related: A $0.6 million increase due to increases in salary and wages associated with increased financial services head-count as well as information technology costs and professional fees.

As a result of the above events, operating income decreased $1.5 million, to $0.9 million for the three months ended March 31, 2010, from income of $2.4 million for the same period in the prior year.

O&M Services

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended March 31, 2009	$9,147	$9,010	$137
Contract growth	587	425
Lost work	(687)	(366)
G&A related	-	(251)
Other	—	156
Three months ended March 31, 2010	$9,047	$8,974	$73

Operating revenue decreased $0.1 million to $9.0 million for the three months ended March 31, 2010 compared to $9.1 million for the same period in the prior year:

•                   Contract growth: A $0.6 million increase due to new contracts and increased project work, primarily in California.

•                   Lost work: A $0.7 million decrease due to decreased project work and lost contracts.

Operating expenses also remained consistent at $9.0 million for the three months ended March 31, 2010 and 2009:

•                   Contract growth: A $0.4 million increase due to new contracts and project work identified above.

•                   Lost work: A $0.4 million decrease due to lost contracts and reduced project work.

•                   G&A related: A $0.3 million decrease due to lower salary and wages, associated with lower head-count, and insurance expenses.

•                   Other: A $0.2 million increase related to legal expenses.

As a result of the above events, operating income was $0.1 million for both the three months ended March 31, 2010 and 2009.

Texas MUD Services

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended March 31, 2009	$18,975	$18,541	$434
Contract growth	(3,074)	(1,369)
G&A related	—	(1,741)
Other	—	232
Three months ended March 31, 2010	$15,901	$15,663	$238

Operating revenue decreased $3.1 million, or 16.2%, to $15.9 million for three months ended March 31, 2010 from $19.0 million for the same period in the prior year. The decrease was primarily due to the following:

•                   Contract growth: A $3.1 million decrease in revenue due to $1.9 million from lost contracts, $0.5 million related to the sale of our environmental testing laboratory on April 1, 2009, and $0.5 million primarily related to a reduction in pass-through revenue from materials purchased for clients.

Operating expenses decreased $2.9 million, or 15.5%, to $15.7 million for the three months ended March 31, 2010, from $18.5 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract growth: A $1.4 million decrease due to $0.6 million from lost contracts, $0.2 million due to the sale of our environmental testing laboratory, and $0.6 million primarily related to a reduction in pass-through costs from materials purchased for clients.

•                   G&A related: A $1.7 million decrease, primarily due to decreases in salary and wages expenses, associated with lower head-count, and other savings and efficiency gains in general and administrative costs, particularly in the customer service center.

•                   Other: A $0.2 million increase due to legal and severance expenses.

As a result of the above events, operating income decreased $0.2 million to $0.2 million for the three months ended March 31, 2010, compared to $0.4 million in the same period of the prior year.

Corporate

Operating expenses decreased $3.6 million, or 37.1%, to $6.1 million for the three months ended March 31, 2010, from $9.6 million for the same period in the prior year.

•                   General & administrative related: A $0.3 million increase primarily due to increases in professional fees, related to the preparation and audit of our annual financial statements and internal control remediation efforts offset by decreases in salaries and wages, information technology costs and stock based compensation expense.

•                   Other: A $3.9 million decrease primarily driven by a reduction of $5.3 million related to the financial restatement expenses in the first quarter of 2009 offset by a $1.2 million increase in costs associated with the proposed Merger Agreement and a $0.3 million increase related to severance costs.

Other Income (Expense)

Aggregate other expenses increased $0.5 million, or 34.5% to $2.3 million for the three months ended March 31, 2010, compared to $1.9 million for the same period in the prior year as follows:

	Three Months Ended March 31,
	2010	2009	Change
Interest expense	$(2,370)	$(1,887)	$(483)
Interest income	33	36	(3)
Total	$(2,337)	$(1,851)	$(486)

Interest Expense

Interest expense increased by $0.5 million, or 25.6%, to $2.4 million for the three months ended March 31, 2010 from $1.9 million for the same period during the prior year as a result of an increase in the effective interest rate to 6.1% in the first quarter 2010 from 3.9% in the same period in the prior year, offset by a reduction in the average interest-bearing debt outstanding from $197.8 million to $154.6 million in the same periods.

The increase in the effective interest rate in 2010 over 2009 reflects the increased borrowing margins on our credit facility due to the 2009 credit facility amendments discussed in the “Financial Condition” section below as well as increased amortization of debt financial fees of $0.2 million.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 37.3% for the three months ended March 31, 2010 compared to a benefit of 38.1% for the same period in 2009. The slight variance of our effective tax rate from expected statutory rates reflects non-recurring adjustments in both periods.

Income from Discontinued Operations

Income from discontinued operations during the three month period ended March 31, 2009, which pertains to NMUI, which was sold in May 2009, was $0.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

See the discussions under the caption “Recent Accounting Pronouncements” contained in Note 1 to the consolidated financial statements included in Part I, Item 1 of this report.

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

•                   Obtain external financing for major acquisitions; and

•                   Maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
Net cash provided by (used in):
Continuing operations:
Operating activities	$(1,500)	$3,612	$(5,112)
Investing activities	(3,295)	(3,843)	548
Financing activities	2,736	3,755	(1,019)
Total continuing operations	(2,059)	3,524	(5,583)
Discontinued operations:
Operating activities	—	(1,990)	1,990
Investing activities	—	(143)	143
Financing activities	—	78	(78)
Total discontinued operations	—	(2,055)	2,055
Increase (decrease) in cash and cash equivalents	$(2,059)	$1,469	$(3,528)

Revolving lines of credit were primarily used to fund our investing activities and, to a lesser extent, to fund operations. Additional borrowing availability under our revolving credit facility was $42.0 million as of March 31, 2010.

Cash Flows from Operating Activities of Continuing Operations. Net cash used by operating activities was $1.5 million for the three months ended March 31, 2010; net cash provided by operations was $3.6 million for the same period last year. Operational aspects of our businesses that affected working capital in 2010 versus 2009 are highlighted below:

•                   $2.3 million increase in the net loss adjusted for non-cash items;

•                   $2.6 million increase in cash used for balance sheet management, primarily related to the timing of payments for other liabilities.

Cash Flows from Investing Activities of Continuing Operations. Cash used in investing activities representing purchases on property, plant and equipment, principally within our utility segments, decreased by $0.5 million, or 14.3%, compared to the prior year period.

Cash Flows from Financing Activities of Continuing Operations. During the three months ended March 31, 2010, we reduced our total borrowing and financed our capital expenditures, working capital and dividend payments.

•                   We received $16.2 million from the issuance of 2,700,000 shares of common stock sold through the Investment Agreements in connection with the Merger Agreement and used the proceeds from the stock sale to pay down our revolving credit facility by $16.2 million;

•                   We borrowed $4.7 million under our revolving line of credit, a reduction of $0.8 million in borrowings compared to comparable period last year;

•                   Borrowings were used for the purchase of property, plant and equipment, as well as working capital needs, including paying $1.4 million in dividends, an increase of $0.8 million over dividends paid in the comparable period last year.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2010, as well as an estimate of the periods during which these payments are expected to be made.

			Years Ended December 31,
		Remainder	2011	2013	2015
		of	and	and	and
(In thousands)	Total	2010	2012	2014	Beyond
Long-term debt:
Principal payment obligations (1)	$142,635	$1,720	$4,027	$65,084	$71,804
Interest payments on fixed rate debt (2)	74,459	3,914	10,054	9,674	50,817
Interest payments on bank line of credit (3)	7,691	2,006	5,350	334	—
Repayment of advances for construction (4)	9,117	274	1,157	665	7,020
Water purchase commitment (5)	116,279	852	7,718	9,448	98,261
Operating lease obligations (6)	20,383	3,569	6,956	3,129	6,729
Total obligations as of March 31, 2010 (7)	$370,564	$12,336	$35,262	$88,335	$234,632

(1)

Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report and in our 2009 Annual Report on Form 10-K.

(2)	Reflects scheduled interest payments on all fixed rate debt obligations.

(3)

As of March 31, 2010, there was $63.0 million of borrowings outstanding under our $110.0 million bank line of credit which is scheduled for repayment in 2013. The line of credit bears interest at variable rates and the principal amount outstanding will vary from time to time in future periods. As a result, the amount of future interest payments is uncertain. Borrowings bear interest, at our option, based on a margin a) over the LIBOR rate, or b) over the prime rate. The margins also vary based on our consolidated debt-to-capitalization ratio. The interest obligations reflected in the table were computed based on $63.0 million of borrowings outstanding at the 4.2% weighted average annual interest rate in effect on our bank line of credit borrowings as of March 31, 2010.

(4)

Advances for construction are non-interest bearing. Our repayment assumptions on certain obligations are based upon forecasted connection growth. If forecasted connections do not materialize, the related payments are not due and corresponding amounts become contributed property.

(5)

Reflects the minimum annual contractual commitments in the Texas Utilities segment to purchase water through 2037. The amount is subject to increases in future periods for production costs increases and may also increase, but not decrease, if average actual usage exceeds a specified amount.

(6)

As of March 31, 2010, leased office commitment is $16.3 million of which $2.1 million is payable during the remainder of 2010. The vehicles and machinery lease commitment at March 31, 2010 is $4.0 million of which $1.5 million is payable during the remainder of 2010.

(7)

Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock outstanding at March 31, 2010. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

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

At March 31, 2010, we had working capital of $6.1 million compared to working capital of $5.2 million at December 31, 2009.

We have access to $110.0 million in financing under our credit facility that expires February 15, 2013. A total of nine banks participate in the facility. As of March 31, 2010, we had $42.0 million of borrowing capacity available under our credit facility. The impact of the prior period restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, and the lack of timeliness of SEC financial filings created a number of defaults under our credit facility agreement at March 31, 2009. The defaults were cured with several amendments to the credit facility agreement dated from November 28, 2008 through July 31, 2009. Under the amendments, our credit facility was reduced from $150.0 million to its current availability of $110.0 million. The facility was also secured with certain assets of the Company and our borrowing margins were significantly increased. As of March 31, 2010 our debt-to-capitalization ratio is 54%, therefore, the applicable margins are 3.50% over the LIBOR rate and 2.50% over the prime rate. Fees and expenses charged by the Bank Group for all the amendments were $3.4 million, of which $0.1 million were charged during the three months ended March 31, 2010. These fees were capitalized and are being amortized as interest expense over the remaining life of the facility which extends through February 2013.

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

As part of the amended credit agreement for our credit facility, we have agreed to utilize only $12.5 million under our capital lease facility.  Our California mortgage bond indentures permit the issuance of an additional $40.8 million of first mortgage bonds as of December 31, 2009. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California utility company pays to the parent Company. Dividends have averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $19.9 million as of March 31, 2010. The dividend payments in 2010 may represent a return of capital as the Company is in a negative accumulated earnings and profit position as of December 31, 2009. We were in compliance with, or had obtained waivers for, all loan agreement covenants during the three months ended March 31, 2010.

In connection with the execution of the Merger Agreement, we executed Investment Agreements under which we sold 2,700,000 shares of our common stock at a purchase price of $6.00 per share, for an aggregate purchase price of $16.2 million. The Investment Agreements were consummated on March 16, 2010. With the related proceeds, we paid down our credit line which increased our available credit under the line.

We have previously filed a shelf registration statement with the SEC for the issuance of up to $50.0 million aggregate principal amount of common stock, debt securities and warrants. We issued approximately $43.6 million of common stock under the shelf registration. However, under terms of the Merger Agreement, we have agreed not to sell additional shares of common stock or other equity interests in the Company until the termination of the Merger Agreement.

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

At March 31, 2010, we had irrevocable standby letters of credit in the amount of $5.0 million issued and outstanding under our credit facility.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, we had $143.2 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $63.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 4.2% as of March 31, 2010. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.6 million per year.

Our fixed-rate debt, which has a carrying value of $80.2 million, has a fair value of $71.7 million as of March 31, 2010. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.6% as of March 31, 2010. A hypothetical ten percent decrease in annual interest rates, from 6.6% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $4.7 million.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of March 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The material weaknesses described above could result in misstatements of substantially all of the accounts and disclosures related to it that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although the deficiencies did not result in the identification of a material misstatement in the first quarter of 2010, management has not performed comprehensive testing of the controls in place as of March 31, 2010 and, therefore, is not able to conclude that they are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010.

Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statements included in this report as of and for the periods ended March 31, 2010 are fairly stated in all material respects.

PLANS FOR REMEDIATION OF MATERIAL WEAKNESSES

We have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting and our disclosure controls and procedures. Specific initiatives to date have been focused on the following:

(i)                                     Communicating, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity, emphasizing a strict adherence to GAAP accounting;

(ii)                                  Implementing a comprehensive review and approval of all material accounting decisions by the Principal Financial Officer, including the documentation of key accounting issues which are used to train our accounting staff;

(iii)                               Taking certain personnel actions including supplementing existing accounting staff with additional permanent or contract employees;

(iv)                               Improving and standardizing system-generated financial reports, developed to support operations management and financial reporting;

(v)                                  Specific training for Finance and Accounting Department personnel to reinforce the importance of our control environment in addition to internal controls training to all Managers across the Company which reinforced the importance of controls;

(iv)                               Implementing of policies and procedures to ensure that we retain business and accounting records and documenting the application of GAAP for business transactions;

(vi)                               Implementing period end reporting processes including a consolidated monthly close checklist, journal entry approval, account reconciliations with supporting documentation, documentation supporting accruals and estimates, additional processes for the valuation and recognition of utility unbilled revenue and additional processes around manually prepared spreadsheets; and

(vii)                            Implementing formal procedures over valuation of our accounting estimates related to our claims process associated with medical, automobile and workers’ compensation self-insurance, including the increased use of outside actuarial experts, the systematic review of claims by the appropriate department manager and the review and roll forward of actuarial analyses.

We have also implemented a remediation plan (the “Plan”) to address the material weaknesses for each of the affected areas presented above. The Plan ensures that each area affected by a material weakness is put through a comprehensive remediation process. The remediation process entails a thorough analysis which includes the following phases:

(a)                                   Define and assess the control deficiency: ensure a thorough understanding of the “as is” state, process owners, and gaps in the control deficiency;

(b)                                  Design and evaluate a remediation action for each weakness for each affected area: validate or improve the related policy and procedures, evaluate skills of the process owners with regards to the policy and adjust as required;

(c)                                   Implement specific remediation actions: train process owners; allow time for process adoption and adequate transaction volume for next steps;

(d)                                  Test and measure the design and effectiveness of the remediation plan, and test and provide feedback on the design and operating effectiveness of the updated controls; and

(e)                                   Management review and acceptance of completion of the remediation effort.

The Plan is administered by a Controls Committee comprised of key leaders from cross functional portions of the organization, including the CFO. The Committee reports on progress quarterly (or more frequently, as needed) to the Audit Committee of our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Although we have begun to take other specific actions to improve the overall effectiveness of our internal controls over financial reporting during the quarter ended March 31, 2010, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Furthermore, the design or operating effectiveness of any changes in internal control over financial reporting have not yet been evaluated through our remediation process.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Other than those stated in “Part 1- Item 1- Note 4. Commitments and Contingencies — Legal Proceedings,” there have been no new, material developments to or terminations of legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject during the period covered by this Quarterly Report.

ITEM 1A.       RISK FACTORS

There have been no material changes in our risk factors since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           In connection with the Merger Agreement, we entered into a Securities Purchase Agreement and Investor Rights Agreement (collectively, the “Investment Agreements”).  Pursuant to the Investment Agreements, Parent purchased 2,700,000 shares of our common stock (the “Purchased Stock”) at a price of $6.00 per share, for an aggregate purchase price of $16.2 million and we incurred related specific incremental transactional costs of $0.1 million.  As permitted under the terms of the Investment Agreements, the Company applied the proceeds derived from the sale of the Purchased Stock to reduce our revolving line of credit, the borrowings of which are used for capital expenditures and working capital purposes.  The Investment Agreements entitle Parent to appoint a designee to serve on our board of directors (which right Parent has not exercised to date), and also to certain registration rights with respect to the Purchased Stock in the event of the termination of the Merger Agreement.  The Investment Agreements restrict Parent’s ability to sell or otherwise transfer the Purchased Stock prior to the earlier of the consummation or termination of the Merger Agreement.  Except as contemplated by the Merger Agreement, Parent and Merger Sub are also prohibited from acquiring any additional shares of our common stock until the termination of the Merger Agreement.

(b)          Not applicable

(c)           Not applicable

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.          EXHIBITS

Exhibit
Number		Exhibit Description

3.1

Certificate of Amendment to Restated Certificate of Incorporation of SouthWest Water Company (incorporated by reference to Exhibit 3.1 included in the Company’s Form 8 K filed with the Commission on May 22, 2008)

3.1.1		Certificate of Amendment to Certificate of Incorporation of SouthWest Water Company (incorporated by reference to Exhibit 3.1 included in the Company’s Form 8-K filed on May 22, 2008
3.2

Amended and Restated Bylaws of SouthWest Water Company dated August 20, 2009 (incorporated by reference to Exhibit 3.2 included in the Company’s Form 10-Q filed with the Commission on September 18, 2009)

10.17.6	*	Amendment No. 6 to Amended and Restated Credit Agreement dated as of March 2, 2010
10.18

Agreement and Plan of Merger, dated March 2, 2010, by and among SouthWest Water Company, SW Merger Corp. and SW Merger Sub Corp. (incorporated by reference to Exhibit 2.1 included on the Company’s Form 8-K filed with the Commission on March 3, 2010.

10.18.1

Securities Purchase Agreement, dated March 16, 2010, by and between SouthWest Water Company and SW Merger Acquisition Corp (incorporated by reference to Exhibit 10.1 included on the Company’s Form 8-K filed with the Commission on March 16, 2010.

10.18.2

Investor Rights Agreement, dated March 16, 2010, by and between SouthWest Water Company and SW Merger Acquisition Corp (incorporated by reference to Exhibit 10.2 included on the Company’s Form 8-K filed with the Commission on March 16, 2010.

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: May 7, 2010	/s/ BEN SMITH
Ben Smith
Chief Financial Officer (Principal Financial Officer)