Form 10-Q
period 2010-06-30
SOUTHWEST WATER CO
filed 2010-08-06
CIK 92472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010

Common Stock, $.01 par value per share	27,528,870 shares

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,181	$2,874
Accounts receivable, net	28,561	26,968
Prepaid expenses and other current assets	12,944	12,909
Total current assets	43,686	42,751

Property, plant and equipment, net	313,454	313,716
Other assets:
Goodwill	16,434	16,434
Intangible assets	2,793	2,966
Other assets	26,943	24,228
Total assets	$403,310	$400,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,007	$14,130
Current portion of long-term debt	2,211	2,171
Other current liabilities	23,441	21,213
Total current liabilities	38,659	37,514
Other liabilities and deferred credits:
Long-term debt, less current portion	142,507	152,820
Deferred income taxes	12,521	13,100
Advances for construction	9,154	8,784
Contributions in aid of construction	53,547	53,841
Other liabilities and deferred credits	18,761	18,122
Commitments and contingencies
Stockholders’ equity:
Preferred stock	458	458
Common stock	275	249
Additional paid-in capital	164,885	148,407
Accumulated deficit	(37,457)	(33,200)
Total stockholders’ equity	128,161	115,914
Total liabilities and stockholders’ equity	$403,310	$400,095

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2010	2009	2010	2009
Operating revenue	$53,883	$52,416	$100,729	$102,508
Expenses:
Operating expenses	47,727	50,052	93,039	99,959
Depreciation and amortization	3,847	3,857	7,714	7,690
Impairment of long-lived assets	—	8,115	—	8,115
Total operating expenses	51,574	62,024	100,753	115,764
Operating income (loss)	2,309	(9,608)	(24)	(13,256)
Other income (expense):
Interest expense	(2,238)	(2,975)	(4,608)	(4,862)
Interest income	55	48	88	84
Income (loss) from continuing operations before income taxes	126	(12,535)	(4,544)	(18,034)
Provision for (benefit from) income taxes	69	(4,472)	(1,673)	(6,566)
Income (loss) from continuing operations	57	(8,063)	(2,871)	(11,468)
Income from discontinued operations, net of tax	—	17,559	—	17,731
Net income (loss)	57	9,496	(2,871)	6,263
Preferred stock dividends	(6)	(6)	(12)	(6)
Net income (loss) applicable to common stockholders	$51	$9,490	$(2,883)	$6,257

Income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$0.00	$(0.33)	$(0.11)	$(0.47)
Income from discontinued operations	—	0.71	—	0.72
Net income (loss) applicable to common stockholders	$0.00	$0.38	$(0.11)	$0.25

Weighted average common shares outstanding:
Basic	27,361	24,608	26,240	24,604
Diluted	27,486	24,608	26,240	24,604

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
(In thousands, except per share data)
Balance - December 31, 2009	9	$458	24,887	$249	$148,407	$(33,200)	$115,914
Net loss	—	—	—	—	—	(2,871)	(2,871)
Restricted stock awards cancelled	—	—	(80)	(1)	1	—	—
Common stock issuance	—	—	2,700	27	16,092		16,119
Common stock issuances from employee benefit plans, net of repurchases	—	—	20	—	197	—	197
Share-based compensation	—	—	—	—	188	—	188
Cash dividends declared:
Preferred stock - $1.31 per share	—	—	—	—	—	(12)	(12)
Common stock - $0.05 per share	—	—	—	—	—	(1,374)	(1,374)
Balance - June 30, 2010	9	$458	27,527	$275	$164,885	$(37,457)	$128,161

See accompanying notes to unaudited condensed consolidated financial statements.

SOUTHWEST WATER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2010	2009

Cash flows from operating activities of continuing operations:
Net Income (loss)	$(2,871)	$6,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(17,731)
Depreciation and amortization	7,714	7,690
Deferred income taxes	(1,912)	2,963
Provision for doubtful accounts	371	998
Share-based compensation expense	188	331
Post-vest cancellations of non-qualified stock options	—	(178)
Loss (gain) on disposal of property, plant & equipment	226	(598)
Impairment of long-lived assets	—	8,115
Other, net	445	543
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,964)	(4,052)
Other current assets	1,298	2,829
Other assets	(3,087)	1,043
Accounts payable	(1,727)	(2,872)
Other current liabilities	2,264	(484)
Other liabilities	(318)	(1,437)
Net cash provided by operating activities	627	3,423

Cash flows from investing activities of continuing operations:
Additions to property, plant and equipment	(6,037)	(6,306)
Proceeds from sale of business	—	54,436
Proceeds from sales of equipment	93	125
Net cash provided by (used in) investing activities	(5,944)	48,255

Cash flows from financing activities of continuing operations:
Borrowings under lines of credit	6,700	28,000
Repayments under lines of credit	(16,200)	(55,600)
Payments on long-term debt	(1,032)	(13,131)
Capital improvement reimbursements	959	3,389
Proceeds of stock issuance	16,119	—
Proceeds from employee benefit plan stock issuances, net of repurchases	197	—
Dividends paid	(1,380)	(1,256)
Repayment of advances for construction	(619)	—
Deferred financing costs	(120)	(2,579)
Net cash provided by (used in) financing activities	4,624	(41,177)

Cash flows from discontinued operations:
Operating activities	—	(8,095)
Investing activities	—	(291)
Financing activities	—	(1,647)
Net cash used in discontinued operations	—	(10,033)

Net increase (decrease) in cash and cash equivalents	(693)	468
Cash and cash equivalents at beginning of period	2,874	1,112
Cash and cash equivalents at end of period	$2,181	$1,580

See accompanying notes to unaudited condensed consolidated financial statements.

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

The December 31, 2009 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Merger Agreement and Long-Term Infrastructure Investment

On March 2, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with SW Merger Acquisition Corp. (“Parent”) and SW Merger Sub Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are jointly owned by IIF Subway Investment LP and USA Water Services, LLC, which are sponsored by J.P. Morgan IIF Acquisitions LLC and Water Asset Management, LLC.  Under the terms of the Merger Agreement, all of our outstanding common stock would be converted into a right to receive $11.00 per share in cash.  On August 6, 2010, the Merger Agreement was adopted by an affirmative vote of a majority of the combined voting power of our outstanding common stock and Series A preferred stock as of June 14, 2010, voting together as a single class.  The completion of the merger is subject to customary closing conditions, including regulatory notice and approvals.

If all remaining closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of Parent. Upon completion of the merger, our common stock will cease to be traded on the NASDAQ Global Select Market and we will no longer be a publicly held corporation.  The Merger Agreement contains restrictions on our operations prior to the closing of the merger, including restrictions related to capital expenditures, the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital transactions.

In connection with the Merger Agreement, we entered into a Securities Purchase Agreement and Investor Rights Agreement (collectively, the “Investment Agreements”).  Pursuant to the Investment Agreements and effective March 16, 2010, Parent purchased 2,700,000 shares of our common stock (the “Purchased Stock”) at a price of $6.00 per share, for an aggregate purchase price of $16.2 million and we incurred related specific incremental transactional costs of $0.1 million.  As permitted under the terms of the Investment Agreements, the Company applied the proceeds derived from the sale of the Purchased Stock to reduce our revolving line of credit, the borrowings of which are used for capital expenditures and working capital purposes.  The Investment Agreements entitle Parent to appoint a designee to serve on our board of directors (which right Parent has not exercised to date), and also to certain registration rights with respect to the Purchased Stock in the event of the termination of the Merger Agreement.  The Investment Agreements restrict Parent’s ability to sell or otherwise transfer the Purchased Stock prior to the earlier of the consummation or termination of the Merger Agreement.  Except as contemplated by the Merger Agreement, Parent and Merger Sub are also prohibited from acquiring any additional shares of our common stock until the termination of the Merger Agreement.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 became effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. Adoption of the currently effective provisions of ASU No. 2010-06 had no impact on our consolidated financial statements. Presently, we are assessing what impact, if any, Level 3 disclosure requirements regarding gross presentation of purchases, sales, issuances and settlements will have on our consolidated financial statements.

Other Comprehensive Income

We had no accumulated other comprehensive income as of June 30, 2010 and December 31, 2009.

Accounting Adjustments Impacting Other Periods

For the quarter ended June 30, 2010 we recorded adjustments with a net impact of $0.1 million expense, net of tax, related to prior periods. Management has determined that the effect of recognizing these adjustments are not material to our results of operations for the three months ended June 30, 2010 or for any prior period.  For the six months ended June 30, 2010 we recorded adjustments with a net impact of $0.2 million expense, net of tax, related to prior periods. Management has determined that the effect of recognizing these adjustments are not material to our results of operations for the six months ended June 30, 2010 or for any prior periods.

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

Our total long-term debt with aggregate book values of $144.7 million and $155.0 million had fair values of approximately $137.5 million and $145.5 million at June 30, 2010 and December 31, 2009, respectively.  The estimated fair values are based on current rates for similar issues for debt of the same remaining maturities. The carrying value of all other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, approximates fair value because of the short maturity of the instruments.  At June 30, 2010 and December 31, 2009, we had no derivative financial instruments, hedging activities, financial instruments with off-balance sheet risk or financial instruments with concentrations of credit risks.

Note 2.    Dispositions and Impairments

New Mexico Utilities, Inc.

As more fully described in Note 4, “Commitments and Contingencies - Legal Proceedings”, as part of a settlement of eminent domain proceedings against our New Mexico utility, New Mexico Utilities Inc. (“NMUI”), we completed the sale of NMUI in May 2009. As of June 30, 2010 and December 31, 2009, no assets were held for sale. The results of operations of our NMUI operations have been reclassified as discontinued operations for the three months and six months ended June 30, 2009 in the consolidated statements of operations and are summarized as follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
(In thousands)
Operating revenue	$2,425	$4,729
Operating expenses	1,034	2,895
Operating income	1,391	1,834
Interest expense	(91)	(270)
Income from continuing operations before income taxes	1,300	1,564
Provision for income taxes	469	561
Income before gain on sale of discontinued operations	831	1,003
Gain on sale of discontinued operations, net of tax of $9,361	16,728	16,728
Income from discontinued operations, net of tax	$17,559	$17,731

Note 3.    Long-Term Debt

Long-term debt consists of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In thousands)	2010	2009

Revolving credit facility	$65,000	$74,500

6.85% convertible subordinated debentures due 2021	11,766	11,839

Capital leases	2,897	3,138

Term Loans:
Monarch Utilities, Inc.:
7.37% fixed rate term loan due 2022	9,112	9,497
5.77% fixed rate term loan due 2022	627	654
6.10% fixed rate term loan due 2031	20,000	20,000

First Mortgage Bonds:
Suburban Water Systems:
9.09% series B first mortgage bond due 2022	8,000	8,000
5.64% series D first mortgage bond due 2024	15,000	15,000
6.30% series E first mortgage bond due 2026	10,000	10,000

Economic Development Revenue Bonds:
6.0% series 1998A due 2018	1,690	1,690

Acquisition-related indebtedness and other	78	78
Total long-term debt payment obligations	144,170	154,396
Unamortized Monarch term loan fair value adjustments	548	595
Total long-term debt	144,718	154,991
Less current portion of long-term debt	(2,211)	(2,171)
Long-term debt, less current portion	$142,507	$152,820

Our revolving line of credit reflects a credit agreement with several lenders, including Bank of America as lender and Administrative Agent, KeyBank, CoBank, U.S. Bank, JPMorgan Chase Bank, Comerica Bank, Bank of the West,

Citibank and Union Bank of California (the “Bank Group”). The credit agreement provides for a $110.0 million revolving credit facility.

Borrowings under the credit facility bear interest, at our option, based on either a margin over the designated LIBOR rate or the prime rate. As of June 30, 2010 our debt-to-capitalization ratio is 54%; therefore, the applicable margins are 3.50% over the LIBOR rate and 2.50% over the prime rate. The margins decline on a sliding scale as our debt-to-capitalization ratio improves. The weighted average annual interest rates, excluding bank amendment and waiver fees, on all credit facility borrowings outstanding were 3.85% as of June 30, 2010 and 4.3% as of December 31, 2009.

As of June 30, 2010, we had irrevocable standby letters of credit in the amount of $5.0 million issued and outstanding under our revolving credit facility and our available borrowing capacity was $40.0 million.

Note 4.    Commitments and Contingencies

Legal Proceedings

Class Action Litigation

Perrin v. SouthWest Water Company, et al., Case No. CV 08-07844 (Central District of California) and related, consolidated cases: On November 26, 2008, an alleged purchaser of our publicly traded common stock filed a securities class action lawsuit in the United States District Court for the Central District of California. The complaint generally alleges that from May 10, 2005 through November 9, 2008, we made false statements or omitted to state facts necessary to make our disclosures not misleading. Five additional and substantially similar cases were filed in the same court.  On January 26, 2009, motions for consolidation and for the appointment of lead plaintiff and lead counsel were filed by the plaintiffs.  On February 12, 2009, the court granted the motion for consolidation and for the appointment of lead plaintiff and lead counsel. Pursuant to stipulation of the parties, the lead plaintiff on October 15, 2009, filed a consolidated complaint. On January 12, 2010, the Company filed a motion to dismiss the consolidated amended complaint on the grounds that it failed to allege a valid claim and a motion for partial summary judgment on certain claims alleged in it on the grounds that the plaintiffs lack standing to bring those claims.  On March 8, 2010, the plaintiffs filed oppositions to the Company’s motions.  On April 15, 2010, the Company filed reply briefs in support of its motions.  The hearing on the motions was set for June 21, 2010, but the Court took the matter off the calendar. On June 30, 2010, the Court ruled on the motions, denying the Company’s motion for partial summary judgment and granting the Company’s motion to dismiss in its entirety as to the entire complaint.  On July 30, 2010, Plaintiffs filed an amended complaint.  Given the nature and preliminary status of these cases, we cannot yet determine the amount or even a reasonable range of potential loss in these matters, if any.

Derivative Litigation

Sherman v. Christie, et al., Case No. BC404946 (Los Angeles County Superior Court) and related cases: On January 2, 2009, an alleged shareholder of our publicly traded common stock filed a shareholder derivative case, alleging breach of fiduciary duty arising from the announcement of our intent to restate financial statements against certain present and former members of our Board of Directors. Two additional, substantially similar cases were filed.  Stipulations were entered extending the time to respond to the complaints.  On April 23, 2009, the court found that the three derivative suits were “complex” and related and transferred the cases to a single judge for all purposes and ordered an initial status conference for December 3, 2009. The cases were consolidated on May 19, 2009. The lead plaintiff by stipulation of the parties filed a consolidated complaint on October 8, 2009. On December 7, 2009, the Company filed a demurrer to the consolidated complaint on the grounds that the consolidated complaint failed to allege sufficient facts to state a valid cause of action and failed to allege facts showing that presuit demand on the board of directors should be excused as futile.  On January 21, 2010, the plaintiffs filed an opposition to the demurrer.  On March 4, 2010, the plaintiffs filed an amended consolidated complaint to add claims on behalf of an alleged class of the Company’s shareholders related to the proposed merger.  On April 2, 2010, the plaintiffs filed a motion to consolidate the four class action suits pending in the Los Angeles Superior Court related to the proposed merger.  On April 2, 2010, the Company filed a motion to sever the alleged class action claims related to the proposed merger from the amended consolidated complaint and a demurrer to the entire complaint on the grounds that the consolidated complaint failed to allege sufficient facts to state a valid cause of action and failed to allege facts showing that presuit demand on the board of directors should be excused as futile.  On April 2, 2010, the Company also filed an opposition to the motion to consolidate.  On April 15, 2010, the court denied the plaintiffs’ motion to consolidate.  On April 20, 2010, the plaintiffs filed oppositions to the motion to sever and demurrer.  On April 27, 2010, the Company filed replies in support of the motion to sever and demurrer.  On May 3, 2010, the plaintiffs agreed to sever and dismiss without prejudice claims on behalf of an alleged class of the Company’s shareholders related to the proposed merger from the amended consolidated complaint.  On May 4, 2010, the court entered an order dismissing without prejudice claims on behalf an alleged class of the Company’s shareholders related to the proposed merger from the amended consolidated complaint.  Also on May 4, 2010, the court sustained the Company’s demurrer to the amended consolidated complaint and gave the plaintiffs 20 days to file a further amended complaint.  The Plaintiffs failed to timely file an amended complaint, effectively ending this litigation.

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

The complaints are substantially similar and allege, among other things, that the merger proposed under the Merger Agreement is the product of a flawed process and that the consideration to be paid to our stockholders in the merger would be unfair and inadequate.  The complaints further allege, among other things, that our officers and directors breached their fiduciary duties by, among other things, taking actions designed to deter higher offers from other potential acquirers and failing to maximize the value of SouthWest Water stock for the benefit of our stockholders. The complaints further allege that Parent and Merger Sub aided and abetted the actions of our officers and directors in breaching their fiduciary duties.  The complaints seek, among other relief, an injunction preventing consummation of the merger, an order rescinding the merger or any of the terms of the merger to the extent already implemented, costs and disbursements of the lawsuits, including attorneys’ and experts’ fees, and such other relief as the court might find just and proper.  On July 27, 2010, we and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of all of these actions.  In connection with the settlement contemplated by the memorandum of understanding, we made certain additional disclosures related to the proposed merger.  Subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class.  The stipulation of settlement will be subject to customary conditions, including Court approval following notice to our stockholders.  If the settlement is finally approved by the Court, it will resolve and release on behalf of the class all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the merger agreement, and any disclosure made in connection therewith.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that Court will approve the settlement, in which such event the proposed settlement as contemplated by the memorandum of understanding may be terminated.  The memorandum of understanding would limit the settlement to $0.5 million in total of which the Company’s insurance would cover $0.2 million directly and the Company would be responsible for $0.3 million, which was accrued during the three-month period ended June 30, 2010.  If the agreement is not finalized, we would not yet be able to determine the amount or even a reasonable range of potential loss in these matters, if any.

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

NMUI also received the right to customer billings previously placed into escrow. The total amount received by the Company on May 8, 2009 from these escrow funds was $1.3 million.

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

In May 2002, a settlement agreement was reached between some of the parties allegedly responsible for the contamination (“Cooperating Respondents”) and certain water entities, including our California water utility. As a result of this settlement agreement, we have received payments during the last several years, and we continued to receive payments until the completion of remediation. These payments represent the incremental cost of purchasing water over the cost that would have been incurred by us to pump water from our wells had they not been shut down as a result of contamination. The settlement agreement provided for ongoing reimbursement of our excess water costs and we bill and collect this reimbursement monthly. These monthly reimbursements are recorded as a reduction to operating expenses. The reimbursements were $0.07 million and $0.24 million for the three months and six months ended June 30, 2010, respectively, and $0.2 million and $0.3 million for the three months and six months ended June 30, 2009, respectively.

The settlement agreement also provides for contributions by the Cooperating Respondents for construction of new wells and interconnections with nearby water sources. These contributions were $0.1 million for the six months ended

June 30, 2009 and were recorded as contributions in aid of construction. There were no contributions for the six months ended June 30, 2010. On April 20, 2010 a mediation was conducted to address certain disputes raised by the Cooperating Respondents related to activity in executing the May 2002 settlement agreement. Through the mediation, the parties resolved all outstanding issues without additional costs to our California water utility, essentially ending such disputes.

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

	Three Months Ended
	June 30,
(In thousands)	2010	2009

Numerators—Net income (loss) applicable to common stockholders:
Income (loss) from continuing operations	$57	$(8,063)
Less preferred stock dividends	(6)	(6)
Income (loss) from continuing operations applicable to common stockholders	51	(8,069)
Income from discontinued operations, net of tax	-	17,559
Income applicable to common stockholders	$51	$9,490

Denominators—
Basic weighted average common shares outstanding	27,361	24,608
Diluted weighted average common shares outstanding	27,486	24,608

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Numerators—Net income (loss) applicable to common stockholders:
Loss from continuing operations	$(2,871)	$(11,468)
Less preferred stock dividends	(12)	(6)
Income (loss) from continuing operations applicable to common stockholders	(2,883)	(11,474)
Income from discontinued operations, net of tax	-	17,731
Income (loss) applicable to common stockholders	$(2,883)	$6,257

Denominators—
Basic weighted average common shares outstanding	26,240	24,604
Diluted weighted average common shares outstanding	26,240	24,604

The Company has $11.8 million of 6.85% fixed-rate convertible subordinate debentures outstanding as June 30, 2010. The debentures are convertible into common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $11.018 per share which totals 1.1 million shares at June 30, 2010. At such time as the assumed conversion of the debentures has a dilutive effect on earnings per share, the debentures will be included in the calculation of diluted earnings per share after adjusting net income for the after-tax effect of the debenture interest expense.

Note 6.       Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash paid during the period for:
Interest	$4,387	$4,641
Income taxes paid	423	422
Non-cash investing and financing activities:
Non-cash contributions in aid of construction and advances for construction
conveyed to the Company by developers	345	—

Note 7.        Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP / DSPP”)

We have a dividend reinvestment and stock purchase plan that gives common stockholders the option of receiving their dividends in cash or in common stock at a discount from prevailing market prices (“DRIP”). The plan also permits existing stockholders to purchase additional common stock, up to a maximum of $10,000 per month, at a discount (“DSPP”); new investors may participate in the plan, subject to a $250 minimum initial investment. The Company may, at its sole discretion, permit purchases above the $10,000 stated maximum. The discounts may range from 0% to 5%, as determined from time to time by the Company. As of June 30, 2010, there are 3.7 million shares authorized for issuance under the plan, of which 0.7 million shares remain available for issuance. However, under the terms of the Merger Agreement, we have agreed that we will not issue any additional shares of common stock or other equivalent interest until the consummation of the Merger, at which time the plan will be terminated.

Note 8.        Segment Information

The Company’s principal business activity is to operate and maintain water and wastewater infrastructure.  Through its operating subsidiaries, the Company owns 144 systems and operates hundreds more under contract to cities, utility districts and private companies. The Company has four reporting segments. The Company separates its segments first by whether it owns the utility or provides contract services to others. Its owned water and wastewater utilities are referred to as its Utilities operations. In its financial statements the Company reports its Texas Utilities operations as a separate reporting segment because of different economic characteristics. This is principally due to the fact that Texas Utilities are under-recovering their current cost of service as the Company has made large investments in these operations that are not yet being recovered through the rates it charges. The Company’s contract operations are segmented by contract type into those that are generally larger, stand-alone operations (“O&M Services”) and those that are small, full service contracts operated by a common team of personnel resulting in a model that proportions a fractional cost to each client (“Texas MUD Services”).

The following table presents information about the operations of each segment for the three and six-month periods ended June 30, 2010 and 2009:

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp. (1)	Consol- idated

Three Months Ended June 30, 2010

Operating Revenue	$16,940	$9,685	$10,501	$16,757	$—	$53,883

Expenses:
Operating expenses	9,915	6,493	10,402	16,976	3,941	47,727
Depreciation and amortization	2,082	1,099	153	180	333	3,847
Total operating expenses	11,997	7,592	10,555	17,156	4,274	51,574

Operating income (loss)	4,943	2,093	(54)	(399)	(4,274)	2,309

Interest expense (2)	(456)	(679)	(52)	(145)	(906)	(2,238)
Interest income	51	3	—	—	1	55
Income (loss) from continuing operations before income taxes	$4,538	$1,417	$(106)	$(544)	$(5,179)	$126

	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp. (1)	Consol- idated
Three Months Ended June 30, 2009

Operating Revenue	$16,433	$9,005	$8,981	$17,997	$—	$52,416

Expenses:
Operating expenses	8,333	5,785	9,007	17,617	9,310	50,052
Depreciation and amortization	1,998	1,180	140	199	340	3,857
Impairment of long-lived assets	—	—	—	122	7,993	8,115
Total operating expenses	10,331	6,965	9,147	17,938	17,643	62,024

Operating income (loss)	6,102	2,040	(166)	59	(17,643)	(9,608)

Interest expense (2)	(466)	(668)	(113)	(98)	(1,630)	(2,975)
Interest income	26	16	1	2	3	48
Income (loss) from continuing operations before income taxes	$5,662	$1,388	$(278)	$(37)	$(19,270)	$(12,535)

(1)   Reflects corporate headquarters, general and administrative expenses and interest expense, net of interest income charged on intercompany debt.

(2)   Segment interest expense includes inter-segment interest expense or income on related inter-segment payables and receivables.

(In thousands)	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp. (1)	Consol- idated

Six Months Ended June 30, 2010

Operating Revenue	$30,163	$18,360	$19,548	$32,658	$—	$100,729

Expenses:
Operating expenses	18,597	13,064	19,229	32,460	9,689	93,039
Depreciation and amortization	4,127	2,279	300	359	649	7,714
Total operating expenses	22,724	15,343	19,529	32,819	10,338	100,753

Operating income (loss)	7,439	3,017	19	(161)	(10,338)	(24)

Interest expense (2)	(856)	(1,303)	(76)	(228)	(2,145)	(4,608)
Interest income	81	6	—	—	1	88
Income (loss) from continuing operations before income taxes	$6,664	$1,720	$(57)	$(389)	$(12,482)	$(4,544)

	Utilities	Texas Utilities	O&M Services	Texas MUD Services	Corp. (1)	Consol- idated

Six Months Ended June 30, 2009

Operating Revenue	$29,812	$17,596	$18,128	$36,972	$—	$102,508

Expenses:
Operating expenses	16,721	10,837	17,884	35,944	18,573	99,959
Depreciation and amortization	3,951	2,340	273	413	713	7,690
Impairment of long-lived assets	—	—	—	122	7,993	8,115
Total operating expenses	20,672	13,177	18,157	36,479	27,279	115,764

Operating income (loss)	9,140	4,419	(29)	493	(27,279)	(13,256)

Interest expense (2)	(926)	(1,255)	(203)	(175)	(2,303)	(4,862)
Interest income	53	20	2	5	4	84
Income (loss) from continuing operations before income taxes	$8,267	$3,184	$(230)	$323	$(29,578)	$(18,034)

(1)   Reflects corporate headquarters, general and administrative expenses and interest expense, net of interest income charged on intercompany debt.

(2)   Segment interest expense includes inter-segment interest expense or income on related inter-segment payables and receivables.

Note 9.        Subsequent Events

Monarch Utilities, Inc. (“Monarch”), a Texas utility company, filed a rate increase application with the TCEQ in July 2007 which resulted in an all party settlement on December 12, 2008 which provided for a 2-year phase-in of the settled rates.  Monarch also agreed to provide a market valuation for and to negotiate the sale of our Blue Mound, Texas; Kyle, Texas; and Southmayd, Texas water and wastewater assets to the respective municipalities.  Management discussed the sale with officials of each city; however, as of June 30, 2010 no terms had been agreed upon.  In April 2010, Blue Mound and Southmayd provided purchase proposals and management now believes a sale agreement may be reached with Southmayd for the respective assets. The company is preparing a proposal to the city of Blue Mound in order to retain ownership of this system after meeting with city officials during May 2010. The Southmayd sale will be contingent upon the municipality raising financing and will require the approval of Monarch’s lender and the TCEQ.  Should agreement be reached on the proposal provided, the sale transaction may be consummated by the end of 2010.

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

Merger Agreement and Long-Term Infrastructure Investment

On March 2, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with SW Merger Acquisition Corp. (“Parent”) and SW Merger Sub Corp., a direct wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are jointly owned by IIF Subway Investment LP and USA Water Services, LLC, which are sponsored by J.P. Morgan IIF Acquisitions LLC and Water Asset Management, LLC.  Under the terms of the Merger Agreement, all of our outstanding common stock would be converted into a right to receive $11.00 per share in cash.  On August 6, 2010, the Merger Agreement was adopted by an affirmative vote of a majority of the combined voting power of our outstanding common stock and Series A preferred stock as of June 14, 2010, voting together as a single class.  The completion of the merger is subject to customary closing conditions, including regulatory notice and approvals.

If all remaining closing conditions are met, we will be the surviving corporation of the merger and a wholly owned subsidiary of Parent. Upon completion of the merger, our common stock will cease to be traded on the NASDAQ Global Select Market and we will no longer be a publicly held corporation.  The Merger Agreement contains restrictions on our operations prior to the closing of the merger, including restrictions related to capital expenditures, the incurrence of debt, acquiring and disposing of assets, entering into material contracts and capital transactions.

In connection with the Merger Agreement, we entered into a Securities Purchase Agreement and Investor Rights Agreement (collectively, the “Investment Agreements”).  Pursuant to the Investment Agreements and effective March

16, 2010, Parent purchased 2,700,000 shares of our common stock (the “Purchased Stock”) at a price of $6.00 per share, for an aggregate purchase price of $16.2 million and we incurred related specific incremental transactional costs of $0.1 million.  As permitted under the terms of the Investment Agreements, the Company applied the proceeds derived from the sale of the Purchased Stock to reduce our revolving line of credit, the borrowings of which are used for capital expenditures and working capital purposes.  The Investment Agreements entitle Parent to appoint a designee to serve on our board of directors (which right Parent has not exercised to date), and also to certain registration rights with respect to the Purchased Stock in the event of the termination of the Merger Agreement.  The Investment Agreements restrict Parent’s ability to sell or otherwise transfer the Purchased Stock prior to the earlier of the consummation or termination of the Merger Agreement.  Except as contemplated by the Merger Agreement, Parent and Merger Sub are also prohibited from acquiring any additional shares of our common stock until the termination of the Merger Agreement.

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

Utilities consist of our owned water and wastewater utilities located in California, Alabama, and Mississippi. In previous periods, the utilities segment included the business activities of our New Mexico Utility (“NMUI”) that was sold on May 8, 2009. The NMUI activities are now included in discontinued operations for all periods presented. See “Note 2 – Dispositions and Impairments” included in Item 1 – “Financial Statements” for the summary of the historical results of discontinued operations. Residential customers make up the largest component of our Utilities customer base, with these customers representing approximately 94% of our water and wastewater connections. Substantially all of our Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. Each of the operations in this segment has a unique service territory that is subject to state and federal regulations regarding standards of water quality, safety, environmental and other matters. The rates that we can charge for water and wastewater service include the opportunity to earn a reasonable rate of return on investments in these utilities. Except for some of our Alabama wastewater rates which are governed by our service agreements, the rates our utilities charge are subject to the approval of state regulatory agencies. Some of these governmental agencies approve a forward looking recovery of costs and some approve recovery of costs based on a historical test year. Our Utilities operations require ongoing capital investments to maintain and enhance the reliability and quality of the service we provide, as well as the opportunity for revenue growth from rate increases and new connections.

Texas Utilities consists of 123 small, mostly rural systems that are grouped into nine jurisdictional utilities across Texas and one small system in Oklahoma. Residential customers represent approximately 98% of our Texas water and wastewater connections. Substantially all of our Texas Utilities customers are metered which allows us to measure and bill for each customer’s water consumption. These systems are broadly dispersed geographically. The majority of the systems are organized as one utility, known as Monarch Utilities, with a single tariff. The Monarch systems, as well as two smaller systems acquired in 2007, were in various stages of disrepair at the time of acquisition and we continue to spend significant capital to maintain regulatory compliance and to improve the quality of service. We are not yet recovering all of these costs in our rates and, as a result, the Texas Utilities have a lower rate of return than typically expected from a utility. We intend to actively pursue recovery of these costs in the rate setting process. All other aspects of operations of these utilities are the same as our Utilities operations; therefore, as soon as we are recovering our costs, including a reasonable rate of return on investment, we expect to aggregate this segment with our Utilities segment.

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

Texas MUD Services is a full service provider of utility services to a large number of small utilities in Texas that are mostly owned by municipal utility districts (“MUD”). A MUD is created to provide water supply, wastewater treatment and drainage service to areas where municipal services are not available. We service over 250 MUD clients with a common team of client managers, operators, customer service and billing personnel. Therefore these contracts are allocated a proportional amount of each cost center creating a business model that is significantly different from that of O&M Services. Under a typical MUD contract, we bill a monthly base fee to provide a specified level of service; usually water and/or wastewater facility inspections, routine operations, equipment maintenance, and utility customer service including meter reading, call center, dispatch, billing and collection services. We bill for any additional services provided beyond the basic contract on a time-and-materials basis as such services are rendered. Most contracts provide for an increase in the monthly base fee as the number of customer connections increases and generally include inflation adjustments. The majority of our MUD contracts are cancelable with 30 to 60 day prior notice by either party, but tend to last for long periods due to the close working relationships between the operators and the clients.

Impacts to Results of Operations 2010 and 2009

Utilities & Texas Utilities: Our Utilities segments’ results of operations are influenced by factors that are similar to the industry in general. A more complete understanding of these factors can be gained by reviewing this section along with the Risk Factors section in Part 1, Item 1A, in our 2009 Annual Report on Form 10-K. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                   Growth related: Growth in our utilities segments is generally characterized by the following drivers: 1) growth in the number of connections served within existing utility certified service areas and 2) acquisition of new service areas. In our Utilities segment, our largest utility is our California utility which is a substantially built-out system that does not generally see much change in connection count. The majority of our other utilities are in markets that experienced significant new home construction in the past (ranging from 2% to 8% annual growth). We have seen this significantly decline with growth averaging less than 1% across all systems throughout 2009 and the first six months of 2010.

•                   Rate related: Each of our utilities will increase rates from time to time to recover expenses and realize a return on invested capital as allowed by the regulator or governing contract. Rate cases can take months or years to impact results due to the time needed to prepare, present and ultimately receive approval from the regulator. In each of our utilities, we have a long-term rate strategy that matches our expectation for growth, regulatory change and demand. Our California utility benefited from a 1.5% step-rate increase implemented on January 1, 2010. Our Texas Utilities benefited from step-rate increases at one utility in late 2009 and two in the first half of 2010. In Alabama our Shelby County and Riverview wastewater utilities have contractual agreements with the local government that provide us with the ability to request rate increases annually. Accordingly, we requested and received increases in January 2010 of 10.8% at our Shelby County utility and an approximate 2.5% increase at our Riverview utility.

•                   Demand related: The demand for our water, a major driver of our operating results, reflects seasonal rainfall and temperature fluctuations, which vary not only season to season, but also from year to year. The uniform rate design that regulators require for our utilities can result in unrecovered fixed costs and lower earnings during periods of abnormally low water use. This can occur during abnormal weather conditions, such as when temperatures are cooler than normal, when there is greater than normal precipitation, during mandatory restrictions on water use because of drought, consumer conservation and socio-economic events. Demand related changes often impact both the revenue of the utility and the cost of production. We experienced lower demand at our California utility in the first six months of 2010, largely due to weather and conservation.

•                   Supply related: The cost of water and related commodities is a major driver of our results. Utilities that pump and purchase water are subject to changes in operations due to the amount and cost of that water. Pumped and purchased water supply changes are typically driven by longer term climate issues such as extended drought but can also be driven by short-term maintenance needs. In California the unit cost of water increased in the first six months of 2010. This is related to the increased price of Metropolitan Water District and other supply purchases and the increased cost of locally produced  water following the Main San Gabriel Watermaster action of raising the rate for replacement water for water pumped in excess of water rights held. This caused an additional increase in the cost of pumped and purchased water sources. It should be noted that in California pricing changes from price levels adopted in rate cases receive balancing account treatment and the cost variance is deferred and charged or credited to customers in a future period at cost.

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

O&M Services Segment: Our O&M Services segment’s results of operations are generally influenced by a variety of events. As we review and discuss performance, the general areas of impact we evaluate are as follows:

•                   Contract growth:  Growth is generally due to new contracts, additional project work under existing contracts and contract price increases. Our primary driver of contract growth in the first half of 2010 has been from new contracts and expanding the scope of work provided to existing customers.

•                   Lost work:  Lost work is generally driven by lost contracts or a reduction in project work for existing contracts. The primary driver in the first half of 2010 was reduced project work.

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

Texas MUD Services Segment: Our Texas MUD Services segment’s results of operations are influenced by contract growth or loss and changes in contract scope:

•                   Contract growth: New contracts, additional project work and contract price increases are offset by lost contracts, reductions in project work, or a reduction in other ancillary services such as new taps and inspection services for new home construction. We lost a number of contracts in the first half of 2010 compared to the first half of 2009 due to increased competition in our service territories.

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

Corporate Segment: Our corporate segment includes costs related to executive management, investor relations, human resources, finance, treasury, internal audit, general legal and insurance and public company needs, audit costs, and other expenses generally related to the parent organization. Most of the costs are general and administrative in nature and not subject to much variation.  However, in both the first half of 2010 and 2009, we had expenses that were not routine to on-going operations. In the first half of 2010, costs were primarily impacted by expenses associated with our proposed Merger Agreement. In the first half of 2009, costs were primarily impacted by expenses associated with the restatement of our historical financial results and a write-off of software assets.

Discontinued Operations

As discussed in Note 2, “Dispositions and Impairments” in Part I, Item 1 “Financial Statements”, we completed the sale of NMUI in May 2009 and the operating results of NMUI are included in discontinued operations for the three and six-month periods ended June 30, 2009.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 Compared to 2009

Consolidated operating revenue increased $1.5 million, or 2.8%, to $53.9 million for the three-month period ended June 30, 2010 from $52.4 million for the same period in the prior year. Consolidated operating expenses decreased $10.5 million, or 16.8%, to $51.6 million for the three-month period ended June 30, 2010 from $62.0 million for the 2009 period. Resulting operating income increased $11.9 million to $2.3 million for the three-month period ended June 30, 2010, from an operating loss of $9.6 million for the same period in the prior year.  The second quarter of 2010 operating income includes the impact of $1.9 million of costs associated with proposed Merger Agreement and related retention expense, as well as other costs described below while the second quarter of 2009 operating loss includes $5.2 million of costs associated with the restatement process and $8.0 million of impairment of Cornerstone related assets.

	Three Months Ended June 30,			Percent of Revenue
	2010	2009	Increase (Decrease)	2010	2009
(In thousands)

Utilities
Operating Revenue	$16,940	$16,433	$507
Operating Expense	11,997	10,331	1,666	70.8%	62.9%
Operating Income	$4,943	$6,102	$(1,159)	29.2%	37.1%

Texas Utilities
Operating Revenue	$9,685	$9,005	$680
Operating Expense	7,592	6,965	627	78.4%	77.3%
Operating Income	$2,093	$2,040	$53	21.6%	22.7%

O&M Services
Operating Revenue	$10,501	$8,981	$1,520
Operating Expense	10,555	9,147	1,408	100.5%	101.8%
Operating Loss	$(54)	$(166)	$112	(0.5%)	(1.8%)

Texas MUD Services
Operating Revenue	$16,757	$17,997	$(1,240)
Operating Expense	17,156	17,938	(782)	102.4%	99.7%
Operating Income (Loss)	$(399)	$59	$(458)	(2.4%)	0.3%

Corporate
Operating Revenue	$—	$—	$—
Operating Expense	4,274	17,643	(13,369)
Operating Loss	$(4,274)	$(17,643)	$13,369

Total
Operating Revenue	$53,883	$52,416	$1,467
Operating Expense	51,574	62,024	(10,450)	95.7%	118.3%
Operating Income (Loss)	$2,309	$(9,608)	$11,917	4.3%	(18.3%)

Utilities

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended June 30, 2009	$16,433	$10,331	$6,102
Growth related	93	—
Rate related	299	—
Demand related	(415)	—
Balancing account	530	530
Supply related	—	1,241
O&M related	—	(199)
Other	—	94
Three months ended June 30, 2010	$16,940	$11,997	$4,943

Operating revenue increased $0.5 million, or 3.1%, to $16.9 million for three months ended June 30, 2010 from $16.4 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth related: A $0.1 million increase primarily due to connection growth in Alabama.

•                   Rate related: A $0.3 million increase due to rate increases in California and Alabama, of which approximately $0.2 million is due to our California utility implementing a step rate increase in January 2010 and the remainder is due to rate increases in our Alabama utilities.

•                   Demand related: A $0.4 million decrease primarily due to lower consumption at our California utility resulting from cooler weather and higher precipitation in the second quarter of 2010 compared to the second quarter of 2009 and from continuing customer conservation efforts.

•                   Balancing account: A $0.5 million increase related to balancing account surcharges approved by the CPUC and collected in California to recover certain deferred water supply costs which is offset by the same amount in balancing account expenses. No return is earned on surcharges.

Operating expenses increased $1.7 million, or 16.1%, to $12.0 million for the three months ended June 30, 2010, from $10.3 million for same period in the prior year.  The net increase was primarily due to the following events:

•                   Balancing account: A $0.5 million increase in costs recognized related to the balancing account surcharges described above.

•                   Supply related: A $1.2 million increase primarily due to higher production costs of delivered water in California due to a change in pricing for Main San Gabriel Basin replacement water.

•                   O&M related: A $0.2 million decrease primarily due to increased capitalized costs and lower repairs and maintenance costs.

•                   Other: A $0.1 million increase due to proposed Merger related retention expense.

As a result of the above events, operating income decreased $1.2 million, to $4.9 million for the three months ended June 30, 2010, from $6.1 million for the same period in the prior year.

Texas Utilities

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended June 30, 2009	$9,005	$6,965	$2,040
Growth related	81	—
Rate related	805	—
Demand related	(206)	—
O&M related	—	180
G&A related	—	447
Three months ended June 30, 2010	$9,685	$7,592	$2,093

Operating revenue increased $0.7 million, or 7.6%, to $9.7 million for three months ended June 30, 2010 from $9.0 million for the same period in the prior year. The increase was primarily due to the following events:

•                   Growth related: A $0.1 million increase primarily due to an increase in connection count and tap fees.

•                   Rate related: A $0.8 million increase primarily due to a step-rate increase in rates at three of our utilities.

•                   Demand related: A $0.2 million decrease due to lower volume of delivered water as a result of more normalized weather patterns in the second quarter of 2010 compared to hotter and drier climatic conditions in the corresponding period of 2009.

Operating expenses increased $0.6 million, or 9.0%, to $7.6 million for the three months ended June 30, 2010, from $7.0 million for the same period in the prior year.  The increase was primarily due to the following events:

•                   O&M related: A $0.2 million increase primarily due to higher repairs and maintenance costs, increases in salaries and wages associated with increased personnel in operations, and higher fuel and supply costs, offset by lower expenses associated with retirement of fixed assets.

•                   G&A related: A $0.4 million increase primarily due to increases in salary and wages associated with increased financial services head-count.

As a result of the above events, operating income increased $0.1 million, to $2.1 million for the three months ended June 30, 2010, from $2.0 million for the same period in the prior year.

O&M Services

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended June 30, 2009	$8,981	$9,147	$(166)
Contract growth	2,008	1,250
Lost work	(488)	(309)
G&A related	—	97
Other	—	370
Three months ended June 30, 2010	$10,501	$10,555	$(54)

Operating revenue increased $1.5 million, or 16.9%, to $10.5 million for the three months ended June 30, 2010 compared to $9.0 million for the same period in the prior year:

•                   Contract growth: A $2.0 million increase due to $0.9 million from new contracts in California and Alabama and $1.1 million from increased project work primarily in Colorado and California.

•                   Lost work: A $0.5 million decrease due to decreased project work in Mississippi and lost contracts in California.

Operating expenses increased $1.4 million, or 15.4%, to $10.6 million for the three months ended June 30, 2010, from $9.1 million for the same period in the prior year:

•                   Contract growth: A $1.3 million increase due to new contracts and project work identified above.

•                   Lost work: A $0.3 million decrease due to lost contracts and reduced project work.

•                   G&A related: A $0.1 million increase primarily due to increase in insurance costs.

•                   Other: A $0.4 million increase due to legal, severance, and proposed Merger related retention expense.

As a result of the above events, operating loss was $0.1 million for the three months ended June 30, 2010 compared to an operating loss of $0.2 million for the three months ended June 30, 2009.

Texas MUD Services

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Three months ended June 30, 2009	$17,997	$17,938	$59
Contract growth	(1,240)	(621)
G&A related	—	(796)
Other	—	635
Three months ended June 30, 2010	$16,757	$17,156	$(399)

Operating revenue decreased $1.2 million, or 6.9%, to $16.8 million for three months ended June 30, 2010 from $18.0 million for the same period in the prior year. The decrease was primarily due to the following:

•                   Contract growth: A $1.2 million decrease in revenue due to $0.9 million from lost contracts and $0.3 million primarily related to a reduction in pass-through revenue from materials purchased for clients.

Operating expenses decreased $0.8 million, or 4.4%, to $17.2 million for the three months ended June 30, 2010, from $17.9 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract growth: A $0.6 million decrease due to $0.3 million from lost contracts and $0.3 million primarily related to a reduction in pass-through costs from materials purchased for clients.

•                   G&A related: A $0.8 million decrease, primarily due to savings and efficiency gains in general and administrative costs, particularly in the customer service center.

•                   Other: A $0.6 million change primarily due to a gain on sale of our environmental testing laboratory that was realized in the second quarter of 2009.

As a result of the above events, operating income decreased $0.5 million to an operating loss of $0.4 million for the three months ended June 30, 2010, compared to an operating income of $0.1 million in the same period of the prior year.

Corporate

Operating expenses decreased $13.4 million, or 75.8%, to $4.3 million for the three months ended June 30, 2010, from $17.6 million for the same period in the prior year.

•                   General & administrative related: A $1.3 million decrease primarily due to lower salaries and wages expenses and lower bonus accruals.

•                   Other: A $12.1 million decrease primarily driven by a reduction of $5.2 million related to the financial restatement expenses in the second quarter of 2009 and $8.0 million related to a write-off of Cornerstone assets, offset by an increase of $1.5 million in costs associated with the proposed Merger Agreement and related retention expense.

Other Income (Expense)

Aggregate other expenses decreased $0.7 million, or 25.2% to $2.2 million for the three months ended June 30, 2010, compared to $2.9 million for the same period in the prior year as follows:

	Three Months Ended June 30,
	2010	2009	Change
Interest expense	$(2,238)	$(2,975)	$737
Interest income	55	48	7
Total	$(2,183)	$(2,927)	$744

Interest expense decreased by $0.7 million, or 24.7%, to $2.2 million for the three months ended June 30, 2010 from $3.0 million for the same period during the prior year as a result of the write-off of debt financing fees of $0.4 million in 2009 and a decrease in the average interest cost of $0.3 million.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was 54.8% for the three months ended June 30, 2010 compared to a benefit of 35.7% for the same period in 2009. The variance of our effective tax rate from expected statutory rates reflects the effects of Texas franchise tax on the small amount of net income in 2010 and non-recurring adjustments in both periods.

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

Six months ended June 30, 2010 Compared to 2009

Consolidated operating revenue decreased $1.8 million, or 1.7%, to $100.7 million for the six-month period ended June 30, 2010 from $102.5 million for the same period in the prior year. Consolidated operating expenses decreased $15.0 million, or 13.0%, to $100.8 million for the six-month period ended June 30, 2010 from $115.8 million for the 2009 period. Resulting operating income increased $13.2 million to break-even for the six-month period ended June 30, 2010, from an operating loss of $13.3 million for the same period in the prior year.  The operating loss for the six-month period ended June 30, 2010 includes the impact of $3.1 million of costs associated with the proposed Merger Agreement and related retention expense, as well as other items described below while the 2009 operating loss includes $10.6 million of costs associated with the restatement process and $8.0 million of impairment of assets related to the Cornerstone project as well as other items described below.

	Six Months Ended June 30,			Percent of Revenue
	2010	2009	Increase (Decrease)	2010	2009
(In thousands)

Utilities
Operating Revenue	$30,163	$29,812	$351
Operating Expense	22,724	20,672	2,052	75.3%	69.3%
Operating Income	$7,439	$9,140	$(1,701)	24.7%	30.7%

Texas Utilities
Operating Revenue	$18,360	$17,596	$764
Operating Expense	15,343	13,177	2,166	83.6%	74.9%
Operating Income	$3,017	$4,419	$(1,402)	16.4%	25.1%

O&M Services
Operating Revenue	$19,548	$18,128	$1,420
Operating Expense	19,529	18,157	1,372	99.9%	100.2%
Operating Income (Loss)	$19	$(29)	$48	0.1%	(0.2%)

Texas MUD Services
Operating Revenue	$32,658	$36,972	$(4,314)
Operating Expense	32,819	36,479	(3,660)	100.5%	98.7%
Operating Income (Loss)	$(161)	$493	$(654)	(0.5%)	1.3%

Corporate
Operating Revenue	$—	$—	$—
Operating Expense	10,338	27,279	(16,941)
Operating Income (Loss)	$(10,338)	$(27,279)	$16,941

Total
Operating Revenue	$100,729	$102,508	$(1,779)
Operating Expense	100,753	115,764	(15,011)	100.0%	112.9%
Operating Loss	$(24)	$(13,256)	$13,232	(0.0%)	(12.9%)

Utilities

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Six months ended June 30, 2009	$29,812	$20,672	$9,140
Growth related	93	—
Rate related	561	—
Demand related	(979)	—
Balancing account	676	676
Supply related	—	795
O&M related	—	74
G&A related	—	238
Other	—	269
Six months ended June 30, 2010	$30,163	$22,724	$7,439

Operating revenue increased $0.4 million, or 1.2%, to $30.2 million for the six months ended June 30, 2010 from $29.8 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Growth related: A $0.1 million increase primarily due to connection growth in Alabama.

•                   Rate related: A $0.6 million increase due to rate increases in California and Alabama, of which approximately half is due to our California utility implementing a step rate increase in January 2010 and the remainder is primarily due to rate increases in our Alabama utilities.

•                   Demand related: A $1.0 million decrease primarily due to lower consumption at our California utility resulting from cooler temperatures and higher precipitation in the first half of 2010 compared to the first half of 2009 and from continuing customer conservation efforts.

•                   Balancing account: A $0.7 million increase related to balancing account surcharges approved by the CPUC and collected in California to recover certain deferred water supply costs which is offset by the same amount in balance account expenses. No return is earned on surcharges.

Operating expenses increased $2.1 million, or 9.9%, to $22.7 million for the six months ended June 30, 2010, from $20.7 million for same period in the prior year.  The increase was primarily due to the following events:

•                   Balancing account: A $0.7 million increase in costs recognized related to the balancing account surcharges described above.

•                   Supply related: A $0.8 million increase primarily due to higher production costs of delivered water in California offset by lower volume of delivered water in California.

•                   O&M related: A $0.1 million increase primarily due to an increase in depreciation expense resulting from capital additions offset by increase in capitalized costs.

•                   G&A related: A $0.2 million increase primarily due to an increases in salaries and wages and insurance expenses.

•                   Other: A $0.3 million increase due to legal fees, severance expenses, and proposed Merger related retention expense.

As a result of the above events, operating income decreased $1.7 million, to $7.4 million for the six months ended June 30, 2010, from $9.1 million for the same period in the prior year.

Texas Utilities

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Six months ended June 30, 2009	$17,596	$13,177	$4,419
Growth related	196	—
Rate related	884	—
Demand related	(316)	—
O&M related	—	1,120
G&A related	—	1,046
Six months ended June 30, 2010	$18,360	$15,343	$3,017

Operating revenue increased $0.8 million, or 4.3%, to $18.4 million for six months ended June 30, 2010 from $17.6 million for the same period in the prior year. The net increase was primarily due to the following events:

•                   Growth related: A $0.2 million increase primarily due to an increase in connection count and tap fees.

•                   Rate related: A $0.9 million increase primarily due to a step-rate increase in rates at three of our utilities.

•                   Demand related: A $0.3 million decrease due to lower volume of delivered water as a result of more normalized weather patterns in the first half of 2010 compared to hotter and drier climatic conditions in the corresponding period of 2009.

Operating expenses increased $2.2 million, or 16.4%, to $15.3 million for the six months ended June 30, 2010, from $13.2 million for the same period in the prior year.  The increase was primarily due to the following events:

•                   O&M related: A $1.1 million increase primarily due to higher repairs and maintenance costs, increases in salaries and wages associated with increased personnel in operations, and higher fuel and supply costs.

•                   G&A related: A $1.0 million increase due to increases in salary and wages associated with increased financial services head-count as well as information technology costs and professional fees.

As a result of the above events, operating income decreased $1.4 million, to $3.0 million for the six months ended June 30, 2010, from $4.4 million for the same period in the prior year.

O&M Services

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Six months ended June 30, 2009	$18,128	$18,157	$(29)
Contract growth	2,596	1,676
Lost work	(1,176)	(675)
G&A related	—	(155)
Other	—	526
Six months ended June 30, 2010	$19,548	$19,529	$19

Operating revenue increased $1.4 million to $19.5 million for the six months ended June 30, 2010 compared to $18.1 million for the same period in the prior year:

•                   Contract growth: A $2.6 million increase due to $1.1 million from new contracts in California and Alabama and $1.5 million primarily from increased project work in Colorado and California.

•                   Lost work: A $1.2 million decrease due to decreased project work and lost contracts.

Operating expenses increased $1.4 million, or 7.6%, to $19.5 million for the six months ended June 30, 2010, from $18.2 million for the same period in the prior year.  The net increase was primarily due to the following events:

•                   Contract growth: A $1.7 million increase due to new contracts and project work identified above.

•                   Lost work: A $0.7 million decrease due to lost contracts and reduced project work.

•                   G&A related: A $0.2 million decrease due to lower salary and wages, associated with lower head-count, and insurance expenses.

•                   Other: A $0.5 million increase related to legal, severance, and proposed Merger related retention expense.

As a result of the above events, operating income was essentially break-even for both the six months ended June 30, 2010 and the six months ended June 30, 2009.

Texas MUD Services

	Operating	Operating	Operating
(in thousands)	Revenue	Expense	Income
Six months ended June 30, 2009	$36,972	$36,479	$493
Contract growth	(4,314)	(1,989)
G&A related	—	(2,538)
Other	—	867
Six months ended June 30, 2010	$32,658	$32,819	$(161)

Operating revenue decreased $4.3 million, or 11.7%, to $32.7 million for six months ended June 30, 2010 from $37.0 million for the same period in the prior year. The decrease was primarily due to the following:

•                   Contract growth: A $4.3 million decrease in revenue due to $2.8 million from lost contracts, $1.0 million primarily related to a reduction in pass-through revenue from materials purchased for clients , and $0.5 million related to the sale of our environmental testing laboratory on April 1, 2009, and.

Operating expenses decreased $3.7 million, or 10.0%, to $32.8 million for the six months ended June 30, 2010, from $36.5 million for the same period in the prior year.  The net decrease was primarily due to the following events:

•                   Contract growth: A $2.0 million decrease due to $0.9 million from lost contracts, $0.2 million due to the sale of our environmental testing laboratory, and $0.9 million primarily related to a reduction in pass-through costs from materials purchased for clients.

•                   G&A related: A $2.5 million decrease, primarily due to decreases in salary and wages expenses, associated with lower head-count, and other savings and efficiency gains in general and administrative costs, particularly in the customer service center.

•                   Other: A $0.9 million increase due to gain on sale of our environmental testing laboratory that was realized in the second quarter of 2009, legal and severance expenses, and proposed Merger related retention expense.

As a result of the above events, operating income decreased $0.7 million to a loss of $0.2 million for the six months ended June 30, 2010, compared to $0.5 million of operating income in the same period of the prior year.

Corporate

Operating expenses decreased $16.9 million, or 62.1%, to $10.3 million for the six months ended June 30, 2010, from $27.3 million for the same period in the prior year.

•                   General & administrative related: A $1.0 million decrease primarily due to decreases in salaries and wages and lower bonus accruals, and stock based compensation expense offset by increases in professional fees, related to the preparation and audit of our annual financial statements and internal control remediation efforts.

•                   Other: A $16.0 million decrease primarily driven by a reduction of $10.6 million related to the financial restatement expenses and $8.0 million related to a write-off of Cornerstone assets offset by a $2.7 million increase in costs associated with the proposed Merger Agreement.

Other Income (Expense)

Aggregate other expenses decreased $0.3 million, or 5.4% to $4.5 million for the six months ended June 30, 2010, compared to $4.8 million for the same period in the prior year as follows:

Other income (expense)

	Six Months Ended June 30,
	2010	2009	Change
Interest expense	$(4,608)	$(4,862)	$254
Interest income	88	84	4
Total	$(4,520)	$(4,778)	$258

Interest expense decreased by $0.3 million, or 5.2%, to $4.6 million for the six months ended June 30, 2010 from $4.9 million for the same period during the prior year as a result of a reduction in the average interest-bearing debt outstanding to $149.3 million in 2010 from $171.8 million in 2009, offset by an increase in the effective interest rate to 6.2% in the first two quarters of 2010 from 5.7% in the same period in the prior year.

The increase in the effective interest rate in 2010 over 2009 reflects the increased borrowing margins on our credit facility due to the 2009 credit facility amendments discussed in the “Financial Condition” section below.

Provision for Income Taxes

Our effective consolidated income tax rate on continuing operations was a benefit of 36.8% for the six months ended June 30, 2010 compared to a benefit of 36.4% for the same period in 2009. The slight variance of our effective tax rate from expected statutory rates reflects non-recurring adjustments in both periods.

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

•                   Obtain external financing for major acquisitions; and

•                   Maintain approximately equal levels of debt and equity consistent with the investor-owned water utility industry.

Our statements of cash flows are summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
Net cash provided by (used in):
Continuing operations:
Operating activities	$627	$3,423	$(2,796)
Investing activities	(5,944)	48,255	(54,199)
Financing activities	4,624	(41,177)	45,801
Total continuing operations	(693)	10,501	(11,194)
Discontinued operations:
Operating activities	—	(8,095)	8,095
Investing activities	—	(291)	291
Financing activities	—	(1,647)	1,647
Total discontinued operations	—	(10,033)	10,033
Increase (decrease) in cash and cash equivalents	$(693)	$468	$(1,161)

Revolving lines of credit were primarily used to fund our investing activities and, to a lesser extent, to fund operations. Additional borrowing availability under our revolving credit facility was $40.0 million as of June 30, 2010.

Cash Flows from Operating Activities of Continuing Operations. Net cash provided by operating activities was $0.6 million for the six months ended June 30, 2010 as compared to $3.4 million for the same period last year. Operational aspects of our businesses that affected working capital in 2010 versus 2009 are highlighted below:

•                   A fluctuation of $9.1 million from net income in 2009 of $6.2 million to a 2010 net loss of $2.9 million, offset by a $4.9 million fluctuation in non-cash adjustments from 2009 to 2010.

•                   $1.4 million increase in cash provided by working capital and other balance sheet account management, primarily related to the timing of payments for other liabilities.

Cash Flows from Investing Activities of Continuing Operations. Cash used in investing activities representing purchases on property, plant and equipment, principally within our utility segments, decreased by $0.2 million, or 4.9%, compared to the prior year period. This excludes the proceeds from the NMUI sale of $54.4 million in the six months ended June 30, 2009.

Cash Flows from Financing Activities of Continuing Operations. During the six months ended June 30, 2010, we reduced our total borrowing and financed our capital expenditures, working capital and dividend payments.

•                   We received $16.1 million from the issuance of 2,700,000 shares of common stock sold through the Investment Agreements in connection with the Merger Agreement and used the proceeds from the stock sale to pay down our revolving credit facility by $16.2 million. In 2009 we used the proceeds from the sale of NMUI to pay down $55.6 million of debt.

•                   We borrowed $6.7 million under our revolving line of credit, a reduction of $21.3 million in borrowings compared to comparable period last year;

•                   Borrowings were used for the purchase of property, plant and equipment, as well as working capital needs, including paying $1.4 million in dividends during the first quarter of 2010.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2010, as well as an estimate of the periods during which these payments are expected to be made.

			Years Ended December 31,
		Remainder	2011	2013	2015
		of	and	and	and
(In thousands)	Total	2010	2012	2014	Beyond
Long-term debt:
Principal payment obligations (1)	$144,170	$1,224	$4,063	$67,100	$71,783
Interest payments on fixed rate debt (2)	70,301	2,592	10,047	9,664	47,998
Interest payments on bank line of credit (3)	6,564	1,250	5,001	313	-
Repayment of advances for construction (4)	9,531	296	1,269	764	7,202
Water purchase commitment (5)	115,304	594	7,782	9,450	97,478
Operating lease obligations (6)	19,628	2,442	7,236	3,221	6,729
Total obligations as of June 30, 2010 (7)	$365,498	$8,399	$35,399	$90,511	$231,190

(1)

Excludes interest payments, which are described in the following notes. The terms of the long-term debt are more fully described in the notes to the consolidated financial statements included in this report and in our 2009 Annual Report on Form 10-K.

(2)	Reflects scheduled interest payments on all fixed rate debt obligations.

(3)

As of June 30, 2010, there was $65.0 million of borrowings outstanding under our $110.0 million bank line of credit which is scheduled for repayment in 2013. The line of credit bears interest at variable rates and the principal amount outstanding will vary from time to time in future periods. As a result, the amount of future interest payments is uncertain. Borrowings bear interest, at our option, based on a margin a) over the LIBOR rate, or b) over the prime rate. The margins also vary based on our consolidated debt-to-capitalization ratio. The interest obligations reflected in the table were computed based on $65.0 million of borrowings outstanding at the 3.85% weighted average annual interest rate in effect on our bank line of credit borrowings as of June 30, 2010.

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

(6)

As of June 30, 2010, leased office commitment is $15.6 million of which $1.3 million is payable during the remainder of 2010. The vehicles and machinery lease commitment at June 30, 2010 is $4.0 million of which $1.1 million is payable during the remainder of 2010.

(7)

Excludes preferred stock dividend obligations. Preferred stockholders are entitled to receive annual dividends of $2.625 per share and there are 9,156 shares of preferred stock outstanding at June 30, 2010. The preferred stock is redeemable by the Company at any time for $52.00 per share and, from time to time, we have elected to repurchase shares offered to us by preferred stockholders at prices less than $52.00 per share.

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

At June 30, 2010, we had working capital of $5.0 million compared to working capital of $5.2 million at December 31, 2009.

We have access to $110.0 million in financing under our credit facility that expires February 15, 2013. A total of nine banks participate in the facility. As of June 30, 2010, we had $40.0 million of borrowing capacity available under our credit facility. The impact of the prior period restatement on our retained earnings, combined with the additional borrowings on the facility during 2008, and the lack of timeliness of SEC financial filings created a number of defaults under our credit facility agreement at March 31, 2009. The defaults were cured with several amendments to the credit facility agreement dated from November 28, 2008 through July 31, 2009. Under the amendments, our credit facility was reduced from $150.0 million to its current availability of $110.0 million. The facility was also secured with certain assets of the Company and our borrowing margins were significantly increased. As of June 30, 2010 our debt-to-capitalization ratio is 54%, therefore, the applicable margins are 3.50% over the LIBOR rate and 2.50% over the prime rate. Fees and expenses charged by the Bank Group for all the amendments were $3.4 million, of which $0.1 million were charged for the six months ended June 30, 2010. These fees were capitalized and are being amortized as interest expense over the remaining life of the facility which extends through February 2013.

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

As part of the amended credit agreement for our credit facility, we have agreed to utilize only $12.5 million under our capital lease facility.  Our California mortgage bond indentures permit the issuance of an additional $58.4 million of first mortgage bonds as of June 30, 2010. However, the terms of our revolving credit facility do not permit additional first mortgage bond indebtedness without prior consent from the credit facility lenders. The mortgage bond indentures also limit the amount of cash and property dividends our California utility company pays to the parent Company. Dividends have historically averaged $5.0 million to $5.6 million per year and are less than the aggregate cumulative dividend restriction threshold by $21.1 million as of June 30, 2010. The dividend payments in 2010 may represent a return of capital as the Company is in a negative accumulated earnings and profit position as of December 31, 2009. We were in compliance with, or had obtained waivers for, all loan agreement covenants during the six months ended June 30, 2010.

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

CERTAIN CONTRACTUAL COMMITMENTS AND INDEMNITIES

At June 30, 2010, we had irrevocable standby letters of credit in the amount of $5.0 million issued and outstanding under our credit facility.

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

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, we had $144.7 million of long-term variable and fixed-rate debt. We are exposed to market risk based on changes in prevailing interest rates.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. We have $65.0 million of long-term debt that bears interest at variable rates based on either the prime rate or LIBOR rate. Our variable-rate debt had a weighted average annual interest rate of 3.85% as of June 30, 2010. A hypothetical one percent (100 basis points) increase in the average annual interest rates charged on our variable-rate debt would reduce our pre-tax earnings by approximately $0.6 million per year.

Our fixed-rate debt, which has a carrying value of $79.7million, has a fair value of $72.5 million as of June 30, 2010. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in prevailing interest rates. Our fixed-rate debt had a weighted average annual interest rate of 6.6% as of June 30, 2010. A hypothetical ten percent decrease in annual interest rates, from 6.6% to 5.9%, would increase the fair value of our fixed-rate debt by approximately $4.6 million.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The material weaknesses described above could result in misstatements of substantially all of the accounts and disclosures related to it that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although the deficiencies did not result in the identification of a material misstatement in the first half of 2010, management has not performed comprehensive testing of the controls in place as of June 30, 2010 and, therefore, is not able to conclude that they are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010.

Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statements included in this report as of and for the periods ended June 30, 2010 are fairly stated in all material respects.

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

(vi)                               Implementing of policies and procedures to ensure that we retain business and accounting records and documenting the application of GAAP for business transactions;

(vii)                            Implementing period end reporting processes including a consolidated monthly close checklist, journal entry approval, account reconciliations with supporting documentation, documentation supporting accruals and estimates, additional processes for the valuation and recognition of utility unbilled revenue and additional processes around manually prepared spreadsheets;

(viii)                         Implementing formal procedures over valuation of our accounting estimates related to our claims process associated with medical, automobile and workers’ compensation self-insurance, including the increased use of outside actuarial experts, the systematic review of claims by the appropriate department manager and the review and roll forward of actuarial analyses;

(ix)                                Implemented a risk assessment process to evaluate the business and fraud risks within the company to ensure we have control activities that are designed and operating effectively to address the areas considered at-risk that have been determined by the risk assessment;

(x)                                   Documented narratives for all significant processes to generate an accurate representation of current processes providing a baseline for performing risk analysis, internal controls testing, and implementing process improvements;

(xi)                                Engaged a professional services firm to assist with conducting the evaluation of the design and implementation of the internal controls environment and to assist with identifying opportunities to improve the design and effectiveness of the control environment; and

(xii)                             Implemented a monthly business process and controls certification process requiring the respective process owners attest to the design and operating effectiveness of their controls.

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

The Plan is administered by key leaders from cross functional portions of the organization, including the CFO. The Committee reports on progress quarterly (or more frequently, as needed) to the Audit Committee of our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2010, we implemented certain measures to improve our internal controls over financial reporting and to remediate previously identified material weaknesses.  Specifically, we have segregated responsibility for the initiation and approval of wire transfer requests between treasury and accounting personnel and have implemented controls over confirmation and review of the executed wire transfers.

Although we have begun to take other specific actions to improve the overall effectiveness of our internal controls over financial reporting during the quarter ended June 30, 2010, there were no other changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Furthermore, the design or operating effectiveness of additional changes in internal control over financial reporting have not yet been evaluated through our remediation process.

REMEDIATION OF PREVIOUSLY REPORTED MATERIAL WEAKNESS

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for quarter ended March 31, 2010, we determined that our internal controls and procedures around the wire transfer process was ineffective resulting in a material weakness. The material weakness was the result of inadequate policies and procedures and ineffective internal controls and inadequate policies and procedures regarding the initiation, approval and confirmation of wire transfers. Specifically, we did not maintain adequate segregation of duties allowing a single individual exclusive rights to execute wire transfers without independent review or confirmation.  As a result, this control deficiency could have resulted in unauthorized or inappropriate cash disbursements.  As of June 30, 2010, the following measures to remediate the control deficiency have been implemented:

(1)          We implemented a formal wire transfer policy requiring an authorized manager, independent from the requestor, review and approve all wire transfer requests.

(2)   The chief financial officer delegated approval authority to the group controller for wire transfers.

(3)          We implemented a process documenting calling instruction for the wire transfer confirmation from our bank that is an independent authorized manager.

(4)          We implemented a settlement process that requires the cash management function to reconcile the approved and confirmed wire transfer against the daily bank transaction report.

Based on the implementation of the additional processes and internal controls discussed above and the subsequent substantive testing of those internal controls for a sufficient period of time, management has concluded that the material weakness has been remediated and that our wire transfer procedures and the related internal control over financial reporting are now effective.

We have evaluated the effectiveness of the design and operation of our wire transfer controls and procedures as of June 30, 2010. Based on that evaluation the Chief Executive Officer and the Chief Financial Officer have concluded that our wire transfer procedures and the related internal control activity are effective in initiating, approving, confirming and reconciling wire transfers with adequate segregation of functions.

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

SOUTHWEST WATER COMPANY (REGISTRANT)

Dated: August 6, 2010	/s/ BEN SMITH
Ben Smith
Chief Financial Officer (Principal Financial Officer)